Form 10QSB
period 1995-10-31
MALEX INC
filed 1995-12-15
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    FORM 10-QSB

        (Mark One)

           Quarterly  report  under Section 13, or 15 (d) of the Securities
             Exchange Act of 1934

        For the quarterly period ended  October 31, 1995

          Transition report under Section 13 or 15 (d) of the Exchange Act

        For the transition period from         to

        Commission file number          33-16335


                                    MALEX, INC.
         (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Delaware                               75-2235008
        (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

                     17770 Preston Road, Dallas, Texas   75252
                     (Address of Principal Executive Offices)


                                  (214) 733-3005
                 (Issuer's Telephone Number, Including Area Code)


    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
        Report)

        Check whether the issuer: (1) filed all  reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
      Yes       No
                      APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                               PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
      Yes       No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,250,000

                                    MALEX, INC.



                                     I N D E X


                                                    Page No.

   Part I         FINANCIAL INFORMATION:

             Item 1.   Balance Sheets                     2

                       Statements of Operations           3

                       Statements of Cash Flows           4

                       Notes to Financial
                       Statements (unaudited)             5

             Item 2.   Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations                         5

   Part II   OTHER INFORMATION                            6

                                    MALEX, INC.
                           (a development stage company)

                          PART I.  FINANCIAL INFORMATION

                             CONDENSED BALANCE SHEETS

                                    (Unaudited)

                                      ASSETS

                                   October 31, 1995   April 30, 1995
                                       (Unaudited)       (Audited)
     Cash                                $      10        $      10

   Total Assets                          $      10        $      10


                       LIABILITIES AND STOCKHOLDERS' EQUITY


    Note Payable - Affiliate             $     540        $     540

   Stockholders' Equity:
     Common stock (number of
     shares authorized 25,000,000,
     issued and outstanding
     11,250,000 shares, par value
    $.001/sh)                               11,250           11,250

   Retained earnings (deficit)             (11,780)         (11,780)

   Total Liabilities &
   Stockholders' Equity                  $      10        $      10



   The accompanying notes are an integral part of these financial statements.

                                    MALEX, INC.
                           (a development stage company)

                              STATEMENTS OF OPERATION

                                   (Unaudited)

                                    Six Months Ended
                                      October 31,

                                  1995            1994

   Income                       $      -         $    -

   Expenses - General and
     Administrative             $      -         $    -

   Net Income (Loss)            $      -         $    -

   Earnings per common share*          *              *

   *(less than $0.001 per
     share)

   Weighted average number of
     shares outstanding        11,250,000       11,250,000



   The accompanying notes are an integral part of these statements.

                                   MALEX, INC.
                           (a development stage company)

                             STATEMENTS OF CASH FLOWS

                                         Six Months
                                            Ended
                                     October 31, 1995
   CASH FLOWS FROM OPERATING
    ACTIVITIES:

   Cash Received From Customers              $   -

    Cash Paid to Employees and
     Other Suppliers of Goods
      and Services                               -

   NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                         -

   NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                         -

   NET CASH PROVIDED (USED) BY
    FINANCIAL ACTIVITIES                         -

   NET INCREASE (DECREASE) IN CASH               -

   BEGINNING CASH BALANCE                       10

   CASH BALANCE AT END OF PERIOD             $  10



   The accompanying notes are an integral part of these financial statements.

                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)


   Financial Statements

   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 1995.

   Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

   Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. Following a distribution of its common stock to the shareholders of Forme Capital, Inc. ("Forme") the Registrant has approximately 1,000 shareholders.

   It is the present expectation of the Management of Registrant that in connection with any such merger or acquisition of operations or assets that the Management of Registrant will be transferred to the new controlling shareholders. The Management of Registrant intends to negotiate covenants with any such company or controlling shareholders that it/they will maintain Registrant's registration with the Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects, maintain and promote an orderly market in Registrant's Common Stock and otherwise treat Registrant's shareholders fairly.

   Liquidity and Capital Resources

   Registrant is a development-stage company and has not conducted any business operations as yet. The Company's cash resources and liquidity are extremely limited. The Company has no assets to use as collateral to allow the Company to borrow, and there is no available external funding source other than Forme which has agreed to provide up to $9,200 for expenses connected with the attempt to find a business combination partner. If no combination partner is found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements, bookkeeping, and professional fees.

                           PART II.   OTHER INFORMATION


   Item 6.    Exhibits and Reports on Form 8-K


                                       NONE


                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                           MALEX, INC.
                                          (Registrant)



                                           By: /s/ Daniel Wettreich
                                           DANIEL WETTREICH, PRESIDENT


   Date:  December 14, 1995

                           PART II.   OTHER INFORMATION


   Item 6.                                 Exhibits and Reports on Form 8-K


                                       NONE


                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                           MALEX, INC.
                                           (Registrant)



                                           By:
                                           DANIEL WETTREICH, PRESIDENT

  Date:  December 14, 1995