Form 10QSB
period 1996-01-30
MALEX INC
filed 1996-03-15
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

     (Mark One)

       Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  January 31, 1996

       Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from  to

     Commission file number          33-16335


                                     MALEX, INC..
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

                         PART I.  FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                      January 31, 1996                                            6 April 30, 1995
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

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                  (Unaudited)



                                 Nine Months Ended
                                     January 31,
                                  1996         1995

Income                        $     -          $   -

Expenses - General and
  Administrative              $     -          $                                                   -

Net Income (Loss)             $     -          $   -

Earnings per common share*          *              *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding         11,250,000       11,250,000


The accompanying notes are an integral part of these statements.

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                     Nine Months
                                         Ended
                                  January 31, 1996
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

Date:  March 14, 1996