Form 10QSB
period 1996-07-31
MALEX INC
filed 1996-09-17
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

             (Mark One)

             x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended  July 31, 1996

                   Transition report under Section 13 or 15 (d) of the Exchange Act

             For the transition period from             to

             Commission file number          33-19435

                                   ADINA, INC..

          (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                              75-2233445

        (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

                      17770 Preston Road, Dallas, Texas   75252


                      (Address of Principal Executive Offices)

                                   (972) 733-3005

                  (Issuer's Telephone Number, Including Area Code)

        (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                    Last Report)

             Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
        x  Yes          No

                       APPLICABLE ONLY TO ISSUERS INVOLVED IN
                          BANKRUPTCY PROCEEDINGS DURING THE
                                PRECEDING FIVE YEARS

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

                                     ADINA, INC.

                                      I N D E X

                                                         Page No.
,TABLE>
        Part I         FINANCIAL INFORMATION:
                            [S]                                [C]
                  Item 1.   Balance Sheets                     2

                            Statements of Operations           3

                            Statements of Cash Flows           4

                            Notes to Financial
                            Statements (unaudited)             5

                  Item 2.   Management's Discussion
                            and Analysis of Financial
                            Condition and Results of
                            Operations                         5

        Part II   OTHER INFORMATION                            6
[/TABLE]

                                     ADINA, INC.
                            (a developmentAstage company)

                           PART I.  FINANCIAL INFORMATION

                              CONDENSED BALANCE SHEETS

                                     (Unaudited)

                                       ASSETS


                                               July 31, 1996  April 30, 1996
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

                                     ADINA, INC.
                            (a developmentAstage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)

                                                   Three Months Ended
                                                      July 31,
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

                                     ADINA, INC.
                            (a development-stage company)

                              STATEMENTS OF CASH FLOWS

                                              Three Months   Three Months
                                                 Ended          Ended
                                                July 31, 1996  July  31, 1995
        CASH FLOWS FROM OPERATING
         ACTIVITIES:
        Cash Received From Customers             $ -            $ -

         Cash Paid to Employees and
          Other Suppliers of Goods
           and Services                            -              -

        NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                      -              -

        NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                      -              -

        NET CASH PROVIDED (USED) BY
         FINANCIAL ACTIVITIES                      -              -

        NET INCREASE (DECREASE) IN CASH            -              -

        BEGINNING CASH BALANCE                    10             10

        CASH BALANCE AT END OF PERIOD            $10            $10

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-K filing for the year ended April 30, 1996.


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



                                      ADINA, INC.
                                      (Registrant)



                                      By: /s/ Daniel Wettreich
                                      DANIEL WETTREICH, PRESIDENT


        Date:  September 14, 1996