Form 10KSB/A
period 1996-04-30
MALEX INC
filed 1996-12-03
CIK 819926

[ARTICLE] 5
[CIK] 0000819926
[NAME]

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          APR-30-1996
[PERIOD-END]                               APR-30-1996
[CASH]                                             470
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                   470
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                     470
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           651
[OTHER-SE]                                       (181)
[TOTAL-LIABILITY-AND-EQUITY]                       470
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0