Form 10QSB
period 1996-10-31
MALEX INC
filed 1996-12-23
CIK 819926

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October 31, 1996

     Transition report under Section 13 or 15 (d) of the Exchange Act

     For  the transition period from ________________ to _________________

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

                                  October 31, 1996 April 30, 1996
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

                                  Six Months Ended
                                    October 31,
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

                            MALEX, INC.
                   (a development stage company)
                     STATEMENTS OF CASH FLOWS

                                       Six Months    Six Months
                                        Ended          Ended
                                 October 31, 1996   October 31,1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Cash Received From Customers              $-            $-

 Cash Paid to Employees and
  Other Suppliers of Goods
   and Services                           -              -

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES                     -              -

NET INCREASE (DECREASE) IN CASH           -              -

BEGINNING CASH BALANCE                    10            10

CASH BALANCE AT END OF PERIOD             $10           $10

The accompanying notes are an integral part of these financial statements.

                    NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)


Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 1996.

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


Date:  December 14, 1996