Form 10QSB/A
period 1996-07-31
MALEX INC
filed 1997-04-28
CIK 819926

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  32,550,000

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

                                     MALEX, INC.
                            (a development-stage company)

                           PART I.  FINANCIAL INFORMATION

                              CONDENSED BALANCE SHEETS

                                     (Unaudited)

                                       ASSETS

                                          July 31, 1996  April 30, 1996
                                           (Unaudited)     (Audited)
          Cash                               $    470      $    470

        Total Assets                         $    470      $    470


                        LIABILITIES AND STOCKHOLDERS' EQUITY


       Current Liabilities                   $   -         $    -

        Stockholders' Equity:
          Common stock (number of
          shares authorized 25,000,000,
          issued and outstanding
          32,550,000 shares, par value
          $.00002/sh)                             651           651
        Additional paid in capital              1,614         1,614
        Retained earnings (deficit)            (1,795)       (1,795)

        Total Liabilities &
        Stockholders' Equity                 $    470      $    470

  The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development-stage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)

                                         Three Months Ended
                                              July 31,
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

                                     MALEX, INC.
                            (a development stage company)

                              STATEMENTS OF CASH FLOWS

                                                 Three Months
                                                     Ended
                                                 July 31, 1996
        CASH FLOWS FROM OPERATING
         ACTIVITIES:

        Cash Received From Customers              $   -

         Cash Paid to Employees and
         Other Suppliers of Goods
           and Services                               -

        NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                         -

        NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                         -

        NET CASH PROVIDED (USED) BY
         FINANCIAL ACTIVITIES                         -

        NET INCREASE (DECREASE) IN CASH               -

        BEGINNING CASH BALANCE                      470

        CASH BALANCE AT END OF PERIOD             $ 470

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