Form 10QSB/A
period 1996-10-31
MALEX INC
filed 1997-04-28
CIK 819926

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

                            MALEX, INC.
                   (a development stage company)
                     STATEMENTS OF CASH FLOWS

                                       Six Months    Six Months
                                        Ended          Ended
                                 October 31, 1996   October 31,1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Cash Received From Customers              $-            $-

 Cash Paid to Employees and
  Other Suppliers of Goods
   and Services                           -              -

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES                     -              -

NET INCREASE (DECREASE) IN CASH           -              -

BEGINNING CASH BALANCE                   470           470

CASH BALANCE AT END OF PERIOD           $470          $470

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