Form 10KSB
period 1997-04-30
MALEX INC
filed 1997-07-29
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB
     (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act
of 1934 (Fee   required)

     For the fiscal year ended April 30, 1997

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

                      (972) 733-3005
          (Issuer's Telephone Number, Including Area Code)

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

As of July 18, 1997, the aggregate market value of the voting stock hold by non-affiliates was $5,872.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 32,550,000 at July 18, 1997.

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

                        Bid                  Ask
 Quarter Ending     Low     High         Low   High

 April 30, 1997  0.015625  0.015625     0.25     0.25
 January 31,1997 0.015625  0.015625     0.25     0.25
 October 31,1996 0.015625  0.015625     0.25     0.25
 July 31, 1996   0.015625  0.015625     0.25     0.25
 April 30, 1996  0.015625  0.015625     0.25     0.25
 January 31,1996 0.015625  0.015625     0.25     0.25
 October 31,1995 0.015625  0.015625     0.25     0.25
 July 31, 1995   0.015625  0.015625     0.25     0.25
 April 30, 1995  0.015625  0.015625     0.25     0.25

 As of July 18 1997, there were approximately 1000 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6.Selected Financial Data

                    Year Ended     Year Ended   Year Ended
                  April 30,1997 April 30, 1996  April 30, 1995

 Gross Revenue   $       -        $     -    $       -
Income (loss) from
  continuing operations  -              -           -
Income (loss) from
  continuing operations
  per share              -              -            -
 Total Assets          470            470          470
 Long-term Obligations
  and redeemable
  Preferred Stock        -              -            -
 Cash Dividends Per
  Share                  -              -            -

Item 7.Management Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Statements for April 30, 1997, and 1996

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders Equity

Statement of Cash Flows

Notes to Financial Statements

                          MICHAEL W. ZINN, INC.

                       CERTIFIED PUBLIC ACCOUNTANT

              3514 OAK GROVE, SUITE 11, DALLAS, TEXAS  75204
                         TELEPHONE (214) 522-5697

AUDITOR'S REPORT

To: Board of Directors
                  MALEX, INC.


    We have audited the accompanying balance sheets of Malex, Inc., a development stage company, as of April 30, 1997, and the related statements of operations, changes in stockholders equity and cash flows for the years ended April 30, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

    In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 1997, and the results of its operations, statement of changes in stockholders' equity, and its cash flows for the years ended April 30, 1997, and 1996, in conformity with generally accepted accounting principles.


Michael Zinn, CPA
Dallas, Texas
July 18, 1997

MALEX, INC.
(a development stage company)

BALANCE SHEETS
For the year ended April 30, 1997

                        ASSETS

                                                Year Ended
                                                April 30, 1997


CURRENT ASSETS

  Cash                                          $ 470

Total assets                                    $ 470


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities                           $  -
  Note Payable - Affiliate                         -

Total Liabilities                               $   -

Stockholders' equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding 32,550,000 shares,
  par value $.00002/share                       $651
Additional paid in capital                      $1,614
Retained earnings (deficit)                     $(1,795)
Stockholders' Equity                            $470

Total Liabilities and
 Stockholders' Equity                           $ 470

The accompanying notes are an integral part of these financial statements.

MALEX, INC.
(a development stage company)

STATEMENTS OF OPERATION
For the years ended April 30, 1997 and April 30, 1996


                                    Year Ended       Year Ended
                                April 30, 1997     April 30, 1996

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

MALEX, INC.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended April 30, 1997, 1996 and 1995

                                             Deficit
                              Common Stock   Additional     During the
                 Shares    Par        Paid-In Development Shareholders
                     Issued   Value   Capital   Stage        Equity

Balance at April 30,
1995                32,550,000    $     651 $ 1,614   $      (1,795) $     470

Net profit (loss) for the
period ended April 30,
1996                      -       -         -         -              -

Balance at April 30,
1996                32,550,000    $     651 $ 1,614   $      (1,795) $     470

Net profit (loss) for the
period ended April 30,
1997                      -       -         -         -              -

Balance at April 30,
1997                32,550,000    $     651 $ 1,614   $      (1,795) $     470

The accompanying notes are an integral part of these financial statements.

MALEX, INC.
(a development stage company)

STATEMENT OF CASH FLOWS
For the years ended April 30, 1997 and April 30, 1996

                                           1997              1996


CASH FLOWS FROM OPERATING ACTIVITIES    $     -           $     -

TOTAL CASH RECEIVED                           -                 -

 Cash paid to Employees and Other
   Suppliers of Goods & Services              -                 -

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                        -                 -

CASH FLOWS FROM INVESTING ACTIVITIES          -                 -

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                        -                 -

CASH FLOWS FROM FINANCIAL ACTIVITIES          -                 -

NET CASH PROVIDED (USED) BY
  FINANCIAL ACTIVITIES                        -                 -

NET INCREASE (DECREASE) IN CASH               -                 -

BEGINNING CASH BALANCE                      470               470

CASH BALANCE AT APRIL 30                $   470           $   470

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

Income Taxes

 For the year ended April 30, 1996 and 1997, the Company has incurred approximately $1,780 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the April 30, 1997 financial statements.

Net Income (Loss) Per Common Share

 The net income/loss per common share is computed by dividing the net income
(loss) for the period by the number of shares outstanding at April 30, 1997.

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

Related Party Transactions

 For the years ended April 30, 1997 and 1996, the Company incurred stock transfer fees to a company associated with the President of the Company in the amounts of $2,497 and $2,497, respectively.

 On March 15, 1994, the Company issued 30,550,000 shares of common stock for $1,000 to the brother of the President.

Registration Statement

 These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement under the Securities Act of 1933 (with amendments) effective December 9, 1987.

Item 9.Disagreements on Accounting and Financial Disclosure

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

   The following persons serve as directors and/or officers of the Registrant:

Name               Age       Position       Period Served    Term Expires

Daniel Wettreich   45        President,     June 24, 1987    Next Annual
                             Treasurer,                        Meeting

Jeanette
 Fitzgerald        36        Director,   March 14, 1994      Next Annual
                             Secretary                         Meeting

Daniel Wettreich

     Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Since September 1988, he has been the Chief Executive Officer, President and Director of Camelot Corporation<F1>, a NASDAQ listed public software company. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. Additionally, he currently holds directors positions in the following public companies Alexander Mark Investments (USA), Inc., Forme Capital, Inc., Adina, Inc., and Tussik, Inc., which are dormant companies seeking merger opportunities. In July 1993, he was appointed a Director of Goldstar Video Corporation<F2> following an investment by Camelot. From January 1985 to February 1988 he was a founding director of Phoenix Network, Inc., a public
telecommunications company listed on the American Stock Exchange.   Mr.
Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

Jeanette P. Fitzgerald

     Jeanette Fitzgerald is the Secretary and a Director since January 1991.
She is a member of the State Bar of Texas and the Business Law and Oil, Gas and Mineral Law sections. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc. She is also Vice President and General Counsel and a Director of Camelot Corporation<F1>. Further, she is a Director of Tussik, Inc., Forme Capital, Inc., Adina, Inc., and Alexander Mark Investments
(USA), Inc.., which are public companies. In July 1993, she was appointed a Director of Goldstar Video Corporation<F2> following an investment by Camelot. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986. Previous to that, she graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.
[FN]
     (1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

     (2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding. [/FN]
Item 11. Executive Compensation

     The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1997. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management

   The following table shows the amount of common stock, $0.00002 par value, owned as of July 18, 1997, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (2 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

Name and Address of     Amount and Nature of          Percent
 Beneficial Owner       Beneficial Ownership          of Class

Daniel Wettreich             1,624,190 <F1>               4.98%
17770 Preston Road
Dallas, Texas 75252

Jeanette Fitzgerald                        0                0%
17770 Preston Road
Dallas, Texas  75252

All Officers and Directors as
a group (2 persons)           1,624,190                  4.98%

Mick Y. Wettreich
34 Monarch Ct.               30,550,000                 93.85%
Lyttleton Road
London England  N2ORA

[FN]
(1) 649,190 of these shares are in the name of The Wettreich Heritage Trust, a Texas Trust, whose beneficiaries are the children of Daniel Wettreich, and 225,000 of these shares are in the name of Zara Wettreich, the wife of Daniel Wettreich. Mr. Wettreich has disclaimed ownership of the shares owned by the Trust and his wife.
[/FN]
Item 13.   Certain Relationships and Related Transactions

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 1997.

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

MALEX, INC.
(Registrant)



By:/s/Daniel Wettreich
     Daniel Wettreich, President

Date: July 29, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/Daniel Wettreich
       Daniel Wettreich, Director;
       President (Principal Executive
       Officer); Treasurer (Principal
       Financial Officer)

Date: July 29, 1997



By:/s/Jeanette Fitzgerald
     Jeanette Fitzgerald, Director, Secretary

Date: July 29, 1997