Form 10QSB
period 1997-07-31
MALEX INC
filed 1997-09-12
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  July 31, 1997

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

                            MALEX, INC.
                   (a development stage company)

                   PART I.  FINANCIAL INFORMATION


                      CONDENSED BALANCE SHEETS

                            (Unaudited)

                               ASSETS
                                   July 31, 1997 April 30, 1997
                                    (Unaudited)    (Audited)

  Cash                                $   470       $   470

Total Assets                          $   470       $   470


                LIABILITIES AND STOCKHOLDERS' EQUITY


Note Payable - Affiliate              $     -       $     -

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  32,550,000 shares, par value
  $.00002/sh)                             651           651

Additional paid in capital               1,614         1,614

Retained earnings (deficit)            (1,795)       (1,795)

Total Liabilities &
Stockholders' Equity                  $   470       $   470




The accompanying notes are an integral part of these financial statements.

                            MALEX, INC.
                   (a development stage company)

                      STATEMENTS OF OPERATION

                            (Unaudited)


                                 Three Months Ended
                                      July 31,
                                 1997           1996


Income                       $       -       $    -

Expenses - General and
  Administrative             $       -       $       -

Net Income (Loss)            $       -       $    -

Earnings per common share*        *               *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding            32,550,000   32,550,000



The accompanying notes are an integral part of these statements.

                            MALEX, INC.
                   (a development stage company)


                     STATEMENTS OF CASH FLOWS
                                  Three Months    Three Months
                                     Ended              Ended
                                 July 31, 1997    July 31, 1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Cash Received From Customers       $-               $-

 Cash Paid to Employees and
 Other Suppliers of Goods
   and Services                    -                  -

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES              -                  -

NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES              -                   -

NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES              -                   -

NET INCREASE (DECREASE) IN CASH    -                   -

BEGINNING CASH BALANCE             470               470

CASH BALANCE AT END OF PERIOD      $470              470


The accompanying notes are an integral part of these financial statements.

                    NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)


Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 1997.

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


Date:  September 12, 1997


