Form 10QSB
period 1997-10-31
MALEX INC
filed 1997-12-11
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

       X Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October 31, 1997

    _ Transition report under Section 13 or 15 (d)of the Exchange Act

     For the transition period from __________ to _____________

     Commission file number          33-16335


                                       MALEX INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)


       Delaware                           75-2235008
(State or Other Jurisdiction of         (I.R.S. Employer
 Incorporation or Organization)       Identification No.)

                 17770 Preston Road, Dallas, Texas   75252
              (Address of Principal Executive Offices)

                               (972) 733-3005
          (Issuer's Telephone Number, Including Area Code)


(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
X Yes      _ No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
_ Yes      _No

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

                                  October 31, 1997April 30, 1997
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



                                  Six Months Ended
                                    October 31,
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

                            MALEX, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                   Six Months         Six Months
                                     Ended              Ended
                                October 31, 1997  October 31, 1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Cash Received From Customers       $-             $       -

 Cash Paid to Employees and
 Other Suppliers of Goods
   and Services                    -                      -

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES              -                      -

NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES              -                      -

NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES              -                      -

NET INCREASE (DECREASE) IN CASH    -                      -

BEGINNING CASH BALANCE             470                   470

CASH BALANCE AT END OF PERIOD      $470                  470






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



                              MALEX, INC.
                              (Registrant)



                              By:   /s/ Daniel Wettreich
                              DANIEL WETTREICH, PRESIDENT,
                              PRINCIPAL FINANCIAL OFFICER


Date:  December 10, 1997