Form 10QSB
period 1998-01-31
MALEX INC
filed 1998-03-16
CIK 819926

  	U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB


	(Mark One)

	xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

	For the quarterly period ended  January 31, 1998

	oTransition report under Section 13 or 15 (d) of the Exchange Act

	For the transition period from ________ to _____________
	Commission file number          33-16335

                      MALEX, INC..
	(Exact Name of Small Business Issuer as Specified in Its Charter)

     Delaware               			        75-2235008
	(State or Other Jurisdiction of	(I.R.S. Employer
    	 Incorporation or Organization)	Identification No.)

           2415 Midway Road, Suite 121, Carrollton, Texas   75006
	(Address of Principal Executive Offices)

                  (972) 733-3005
	(Issuer's Telephone Number, Including Area Code)


     17770 Preston Road, Dallas, Texas   75252
	(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


	Check whether the issuer: (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
xYes	oNo
	APPLICABLE ONLY TO ISSUERS INVOLVED IN
	BANKRUPTCY PROCEEDINGS DURING THE
	PRECEDING FIVE YEARS

	Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
oYes	oNo

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

	CONDENSED BALANCE SHEETS
	(Unaudited)

	ASSETS

	January 31, 1998	April 30, 1997
	(Unaudited)	(Audited)

  Cash	$	10 	$	10

Total Assets	$	10 	$	10


	LIABILITIES AND STOCKHOLDERS' EQUITY


Note Payable - Affiliate	$	540 	$	540

Stockholders' Equity:
  Common stock (number of
  shares authorized 25,000,000,
  issued and outstanding
  11,250,000 shares, par value
  $.001/sh)		11,250 		11,250

Retained earnings (deficit)		(11,780)		(11,780)

Total Liabilities &
Stockholders' Equity	$	10 	$	10






The accompanying notes are an integral part of these financial statements.

	MALEX, INC.
	(a development stage company)

	STATEMENTS OF OPERATION

	(Unaudited)

	                                       Nine Months Ended
                                        		January  31,
                                	1998                       1997


Income	                     	  $     -                      	$-

Expenses - General and
  Administrative	               $     -                    	   -

Net Income (Loss)	             $	     -     	                 	-

Earnings per common share             *                      		*

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding		            11,250,000 		          11,250,000







The accompanying notes are an integral part of these statements.




	MALEX, INC.
	(a development stage company)


	STATEMENTS OF CASH FLOWS


				                                 		Nine Months  	Nine Months
					                                    	 Ended      	Ended
						                              January 31, 1998  	January 31, 1997
CASH FLOWS FROM OPERATING
	ACTIVITIES:

Cash Received From Customers	                  $	-       	$	-

	Cash Paid to Employees and
		Other Suppliers of Goods
			and Services                                 		-       		-

NET CASH PROVIDED (USED) BY
	OPERATING ACTIVITIES                           		-       		-

NET CASH PROVIDED (USED) BY
	INVESTING ACTIVITIES	                            	-       		-

NET CASH PROVIDED (USED) BY
	FINANCIAL ACTIVITIES	                            	-       		-

NET INCREASE (DECREASE) IN CASH	                  	-       		-

BEGINNING CASH BALANCE	                           	10       		10

CASH BALANCE AT END OF PERIOD                   	$	10       	$	10








The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 1997.

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

It is the present expectation of the Management of Registrant that in connection with any such merger or acquisition of operations or assets that the Manage ment of Registrant will be transferred to the new controlling shareholders.
 The Management of Registrant intends to negotiate covenants with any such company or controlling shareholders that it/they will maintain Registrant's registration with the Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects promote an orderly market in Registrant's Common Stock and otherwise treat Registrant's shareholders fairly.

Liquidity and Capital Resources

Registrant is a development-stage company and has not conducted any business operations as yet. The Company's cash resources and liquidity are extremely limited. The Company has no assets to use as collateral to allow the Company to borrow, and there is no available external funding source other than Forme which has agreed to provide up to $9,200 for expenses connected with the attempt to find a business combination partner. If no combination partner is found within twelve months, Registrant will experience cash flow problems. The Registrant's principal needs for cash come from reporting requirements, bookkeeping, and professional fees.

PART II.   OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K


NONE





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

						MALEX, INC.
						(Registrant)

						By:   /s/ Daniel Wettreich
						DANIEL WETTREICH, PRESIDENT


Date:  March 9, 1998