Form 10QSB/A
period 1998-01-31
MALEX INC
filed 1998-04-24
CIK 819926

  	U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB


	(Mark One)

	*Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

	For the quarterly period ended  January 31, 1998

	*Transition report under Section 13 or 15 (d) of the Exchange
Act

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
*Yes	*No
	APPLICABLE ONLY TO ISSUERS INVOLVED IN
	BANKRUPTCY PROCEEDINGS DURING THE
	PRECEDING FIVE YEARS

	Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
*Yes	*No

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

	CONDENSED BALANCE SHEETS
	(Unaudited)

	ASSETS

	January 31,1998 	April 30, 1997
	(Unaudited)	(Audited)

  Cash	$	470 	$	470

Total Assets	$	470 	$	470


	LIABILITIES AND STOCKHOLDERS' EQUITY


Note Payable - Affiliate	$	- 	$	-

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  32,550,000 shares, par value
  $0.00002/sh)		651 		651
Additional Paid in Capital	  1,614		   1,614
Retained earnings (deficit)		(1,795)		(1,795)

Total Liabilities &
Stockholders' Equity	$	470 	$	470






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




	MALEX, INC.
	(a development stage company)


	STATEMENTS OF CASH FLOWS

                                   						Nine Months  	Nine Months
                                        						 Ended      	Ended
						                               January 31, 1998 January 31, 1997
CASH FLOWS FROM OPERATING
	ACTIVITIES:

Cash Received From Customers	$	-       	$	-

	Cash Paid to Employees and
		Other Suppliers of Goods
			and Services		-       		-

NET CASH PROVIDED (USED) BY
	OPERATING ACTIVITIES		-       		-

NET CASH PROVIDED (USED) BY
	INVESTING ACTIVITIES		-       		-

NET CASH PROVIDED (USED) BY
	FINANCIAL ACTIVITIES		-       		-

NET INCREASE (DECREASE) IN CASH		-       		-

BEGINNING CASH BALANCE		470       		470

CASH BALANCE AT END OF PERIOD	$	470       	$	470






The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Item 1.	Financial Statements

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


Date:  April 24, 1998











2