Form 10KSB
MALEX INC
filed 1998-05-01
CIK 819926

1

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB
                           (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (Fee    required)

     For the fiscal year ended April 30, 1998

     [ ] Transition report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934    (No fee required)

     For the transition period from ___________ to ___________

     Commission file number          33-16335


                               MALEX, INC.
               (Name of Small Business Issuer in Its Charter)

DELAWARE                               74-2235008
(State or Other Jurisdiction of       (I.R.S. Employer
Incorporation or Organization)         Identification No.)

2415 Midway Road, Suite 121, Carrollton, Texas         75006
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

As of April 30, 1998, the aggregate market value of the voting stock hold by non-affiliates was $131,206.

The number of shares outstanding of the Registrant's common stock
$0.00002 par value was 8,400,000 at April 30, 1998

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

Item 2.        Properties

      Registrant shares offices at 2415 Midway Road,  Suite  121,
Carrollton, Texas 75006 with an affiliate of its President on an informal basis.

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

     Registrant's common stock is traded over-the-counter (symbol
MLEX) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters since April, 1996. The quotations are taken from the "pink sheets" of the National Quotation Bureau and the OTC Bulletin Board data available on the Internet. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                        Bid                  Ask
 Quarter Ending     Low     High         Low   High

 April 30, 19980.015625 0.015625        0.25     0.25
 January 31, 19980.0156250.015625       0.25     0.25
 October 31, 19970.0156250.015625       0.25     0.25
 July 31, 1997 0.015625 0.015625        0.25     0.25
 April 30, 19970.015625 0.015625        0.25     0.25
 January 31, 19970.0156250.015625       0.25     0.25
 October 31, 19960.0156250.015625       0.25     0.25
 July 31, 1996 0.015625 0.015625        0.25     0.25
 April 30, 19960.015625 0.015625        0.25     0.25

 As of April 30, 1998, there were approximately 1000 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6.Selected Financial Data


                              Year Ended     Year Ended      Year Ended
                           April 30, 1998  April 30, 1997    April 30, 1996
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

Financial Statements for April 30, 1998, and 1997

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders Equity

Statement of Cash Flows

Notes to Financial Statements

                   Larry O'Donnell, CPA, P.C.
Telephone 745-4545
                                            2280 South Xanadu Way
                                                  Suite 370
                                           Aurora, Colorado  80014



                  Independent Auditor's Report

Board of Directors and Stockholders
Malex, Inc.

I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 1998 and the results of their operations and their cash flows for the years ended April 30, 1998 and 1997, in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

May 1, 1998

                           MALEX, INC.
                  (a development stage company)

                         BALANCE SHEETS
                For the year ended April 30, 1998

                               ASSETS


                                                Year Ended
                                                April 30, 1998


CURRENT ASSETS

  Cash                                          $ 470

Total assets                                    $ 470


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities                           $  -
  Note Payable - Affiliate                         -

Total Liabilities                               $  -

Stockholders' equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding 8,400,000 shares,
  par value $.00002/share                       $168
Additional paid in capital                      $2,097
Retained earnings (deficit)                     $(1,795)
Stockholders' Equity                            $470

Total Liabilities and
 Stockholders' Equity                           $ 470

The accompanying notes are an integral part of these financial statements.

                           MALEX, INC.
                  (a development stage company)


                     STATEMENTS OF OPERATION
      For the years ended April 30, 1998 and April 30, 1997


                                    Year Ended       Year Ended
                                April 30, 1998      April 30, 1997

Income                          $       -       $       -

Expenses - General and
 administrative                         -               -

Net Income (loss)               $       -       $       -

Earnings per common
 share*                                 -                -

*(less than $0.001
   per share)

Weighted average number
of shares outstanding           30,537,500       32,550,000

The accompanying notes are an integral part of these financial statements.

                           MALEX, INC.
                  (a development stage company)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

        For the years ended April 30, 1998, 1997 and 1996


                              Common            Deficit
                              Stock  Additional During the
                     Shares   Par     Paid-In   Development  Shareholders
                     Issued   Value   Capital   Stage        Equity

Balance at April 30,
1996              32,550,000  $ 651   $ 1,614 $ (1,795)      $     470

Net profit (loss) for the
period ended April 30,
1997                      -       -         -         -              -

Balance at April 30,
1997              32,550,000  $ 651   $ 1,614 $ (1,795)      $     470

Net profit (loss) for the
period ended April 30,
1998                      -       -         -         -              -

Cancellation and
Retirement of
outstanding shares
without
compensation      24,150,000  (483)      483          -              -

Balance at April 30,
1998               8,400,000 $ 168     $2,097      $ (1,795)      $   470

The accompanying notes are an integral part of these financial statements.

                           MALEX, INC.
                  (a development stage company)

                     STATEMENT OF CASH FLOWS
      For the years ended April 30, 1998 and April 30, 1997


                                           1998              1997


CASH FLOWS FROM OPERATING ACTIVITIES    $     -           $     -

TOTAL CASH RECEIVED                           -                 -

 Cash paid to Employees and Other
   Suppliers of Goods & Services              -                 -

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                        -                 -

CASH FLOWS FROM INVESTING ACTIVITIES          -                 -

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                        -                 -

CASH FLOWS FROM FINANCIAL ACTIVITIES          -                 -

NET CASH PROVIDED (USED) BY
  FINANCIAL ACTIVITIES                        -                 -

NET INCREASE (DECREASE) IN CASH               -                 -

BEGINNING CASH BALANCE                      470               470

CASH BALANCE AT APRIL 30                $   470           $   470

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

Income Taxes

  For the year ended April 30, 1997 and 1998, the Company has incurred approximately $1,780 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the April 30, 1998 financial statements.

Net Income (Loss) Per Common Share

 The net income/loss per common share is computed by dividing the net income (loss) for the period by the number of shares outstanding at April 30, 1998.

Capital Stock

  On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share.

 The number of shares authorized are 75,000,000, number of shares issued and outstanding are 8,400,000 and the par value of each share is $0.00002.

  The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.

During April 1998, Mick Y. Wettreich tendered 24,134,000 of his shares for retirement by the Company thereby reducing the number of shares outstanding.

Related Party Transactions

 NONE

Registration Statement

  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's
Registration Statement under the Securities Act of 1933 (with amendments) effective December 9, 1987.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results differ from the estimates.

Item   9.   Disagreements   on Accounting and Financial Disclosure

    A Form 8-K dated April 29, 1998 was filed to report a change in accountants. There has not been a filing to report a disagreement on any matter of accounting principle or financial statement disclosure, within 24 months of the date of the most recent statements.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

   The following persons serve as directors and/or officers of the Registrant:


Name                   Age   Position    Period Served  Term Expires

Daniel Wettreich       46    President,  June 24, 1987  Next Annual
                             Treasurer,                 Meeting

Jeanette Fitzgerald    36    Director,   March 14,1994  Next Annual
                             Secretary                  Meeting

Daniel Wettreich

      Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. Additionally, he currently holds directors positions in the following public companies Camelot Corporation(1) , a software company, Forme Capital, Inc., a real estate company; and Alexander Mark Investments (USA), Inc., Adina, Inc., Tussik, Inc., and Constable Group plc which are dormant companies seeking merger opportunities. In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. From January 1985 to
February 1988 he was a founding director of Phoenix Network, Inc., a public telecommunications company listed on the American Stock Exchange. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

Jeanette P. Fitzgerald

      Jeanette Fitzgerald is the Secretary and a Director since January 1991. She is a member of the State Bar of Texas and the Business Law and Oil, Gas and Mineral Law sections. She is also a Director of Wettreich Financial Consultants, Inc. Further, she is a Director of Camelot Corporation Tussik, Inc., Forme Capital, Inc., Adina, Inc., and Alexander Mark Investments (USA), Inc., which are public companies. In July 1993, she was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986. Previous to that, she graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.

       (1)   A   subsidiary   of  Camelot  Corporation,   Camelot
Entertainment filed Chapter 7 liquidation in January, 1995.

      (2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.

Item 11. Executive Compensation

      The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1998. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item  12.Security  Ownership  of Certain  Beneficial  Owners  and
Management

   The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 1998 , by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (2 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.


Name and Address of     Amount and Nature of          Percent
 Beneficial Owner       Beneficial Ownership          of Class

Daniel Wettreich                2,800 (1)                   0%
2415 Midway Road, Suite 121
Carrollton, Texas 75006

Jeanette Fitzgerald                        0                0%
2415 Midway Road, Suite 121
Carrollton, Texas  75006

All Officers and Directors as
a group (2 persons)              2,800 (1)                  0%

Abuja Consultancy, Ltd.          7,799,190              92.84%
Oceanic House
P.O. Box 107
Duke Street
Grand Turk
Turks & Caicos Islands

(1) These shares are owned by companies of which Mr. Wettreich is an officer and/or director. He has disclaimed all ownership interest in these shares.

Item 13.   Certain Relationships and Related Transactions

      During April 1998, Mick Y. Wettreich sold 7,150,000 Malex shares to Abuja Consultancy Ltd. He also surrendered 24,134,000
Malex shares to the Company for retirement without payment of any compensation.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   The following financial statements are included in  Part
II, Item 8 of this report for fiscal year ended April 30, 1998.

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

(a)(3)  Exhibits included herein:       NONE

     Reports on Form 8-K:  April 29, 1998 reporting Items 1 and 4 reflecting a change of auditors and a change of control of the Company.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALEX, INC.
(Registrant)



By:/s/Daniel Wettreich
     Daniel Wettreich, President

Date: May 1, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/Daniel Wettreich
       Daniel Wettreich, Director;
       President (Principal Executive
       Officer); Treasurer (Principal
       Financial Officer)

Date: May 1, 1998



By:/s/Jeanette Fitzgerald
     Jeanette Fitzgerald, Director, Secretary

Date: May 1, 1998