Form 10QSB
period 1998-07-31
MALEX INC
filed 1998-09-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

      xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  July 31, 1998

      oTransition  report under Section 13 or 15 (d) of the  Exchange
Act

     For the transition period from ______________ to _______________

     Commission file number          33-16335

                                             MALEX, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                     75-2235008
(State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


           2415 Midway Road, Suite 115, Carrollton, Texas  75006
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

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
8,400,000

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

                            MALEX, INC.
                   (a development stage company)

                   PART I.  FINANCIAL INFORMATION


                      CONDENSED BALANCE SHEETS

                            (Unaudited)

                               ASSETS


                                   July 31, 1998 April 30, 1998
                                    (Unaudited)    (Audited)

  Cash                                $   470       $   470

Total Assets                          $   470       $   470


                LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                   $     -       $     -

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,400,000 shares, par value
  $.00002/sh)                             168           168

Additional paid in capital               2,097         2,097

Retained earnings (deficit)            (1,795)       (1,795)

Total Liabilities &
Stockholders' Equity                  $   470       $   470


The accompanying notes are an integral part of these financial statements.

                            MALEX, INC.
                   (a development stage company)

                      STATEMENTS OF OPERATION

                            (Unaudited)


                                 Three Months Ended
                                      July 31,
                                  1998  1997


Income                       $       -       $    -

Expenses - General and
  Administrative             $       -       $    -

Net Income (Loss)            $       -       $    -

Earnings per common share*        *               *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding            8,400,000    30,537,500



The accompanying notes are an integral part of these statements.

                            MALEX, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS



                                  Three Months    Three Months
                                     Ended              Ended
                                 July 31, 1998    July 31, 1997
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 1998.

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

Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management is currently assessing the year 2000 compliance issue. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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


Date:  September 14, 1998