Form 10QSB
period 1998-10-31
MALEX INC
filed 1998-12-01
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October 31, 1998

     Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from __________ to ____________

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

                                  October 31, 1998April 30, 1998
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


                                  Six Months Ended
                                    October 31,
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

                            MALEX, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                   Six Months     Six Months
                                     Ended              Ended
                                October 31, 1998  October 31, 1997
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

Year 2000 Readiness Disclosure

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


Date:  November 30, 1998