Form 10QSB
period 1999-01-31
MALEX INC
filed 1999-03-03
CIK 819926

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

      xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  January 31, 1999

      oTransition  report under Section 13 or 15 (d) of the  Exchange
Act

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



                           (972) 818-3443
          (Issuer's Telephone Number, Including Area Code)


                                        2415 Midway Road, Suite 121,
                      Carrollton, Texas  75006
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)


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

                                  January 31, 1999April 30, 1998
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

                            MALEX, INC.
                   (a development stage company)

                      STATEMENTS OF OPERATION

                            (Unaudited)

                                 Nine Months Ended
                                    January  31,
                                 1999           1998


Income                       $       -       $    -

Expenses - General and
  Administrative             $       -       $       -

Net Income (Loss)            $       -       $    -

Earnings per common share*        *               *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding            32,550,000   32,550,000







The accompanying notes are an integral part of these statements.

                            MALEX, INC.
                   (a development stage company)


                     STATEMENTS OF CASH FLOWS

Nine Months  Ended

January 31,
                                        1999                  1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Cash Received From Customers              $-            $-

 Cash Paid to Employees and
  Other Suppliers of Goods
   and Services                           -              -

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES                     -              -

NET INCREASE (DECREASE) IN CASH           -              -

BEGINNING CASH BALANCE                    470           470

CASH BALANCE AT END OF PERIOD             $470          $470







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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 1998.

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


Date:  March 3, 1999

