Form 10KSB/A
period 1998-04-30
MALEX INC
filed 1999-07-02
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                     FORM 10-KSB/A

           (Mark One)

           [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

           For the fiscal year ended April 30, 1998

           [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934(No fee required)

           For the transition period from ________________ to

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

           Issuer's revenues for  its most recent fiscal year is $    -.

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

                                    Bid                 Ask
             Quarter Ending     Low     High         Low   High

             April 30, 1998   0.015625  0.015625     0.25     0.25
             January 31, 1998 0.015625  0.015625     0.25     0.25
             October 31, 1997 0.015625  0.015625     0.25     0.25
             July 31, 1997    0.015625  0.015625     0.25     0.25
             April 30, 1997   0.015625  0.015625     0.25     0.25
             January 31, 1997 0.015625  0.015625     0.25     0.25
             October 31, 1996 0.015625  0.015625     0.25     0.25
             July 31, 1996    0.015625  0.015625     0.25     0.25
             April 30, 1996   0.015625  0.015625     0.25     0.25


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

           Larry O'Donnell, CPA, P.C.

           May 1, 1998


                                      MALEX, INC.
                             (a development stage company)

                                    BALANCE SHEETS
                           For the year ended April 30, 1998

                                           ASSETS
                                                              Year Ended
                                                            April 30, 1998


           CURRENT ASSETS

             Cash                                           $  470

           Total assets                                     $  470


           LIABILITIES AND STOCKHOLDERS EQUITY

           LIABILITIES

             Current Liabilities                            $   -
             Note Payable - Affiliate                           -

           Total Liabilities                                $   -

           Stockholders' equity:
             Common stock (number of
             shares authorized 75,000,000,
             issued and outstanding 8,400,000 shares,
             par value $.00002/share                        $ 168
           Additional paid in capital                       $2,097
           Retained earnings (deficit)                      $(1,795)
           Stockholders' Equity                             $ 470

           Total Liabilities and
            Stockholders' Equity                            $ 470

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

                                      MALEX, INC.
                             (a development stage company)

                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the years ended April 30, 1998, 1997 and 1996

                                                     Deficit
                                 Common
                                 Stock  Additional   During the
                          Shares Par    Paid-In      Development Shareholders'
                          Issued Value  Capital      Stage         Equity

    Balance at
    April 30,1996     32,550,000 $ 651  $1,614       $(1,795)     $ 470

    Net profit (loss)
    for the period
    ended April 30,
    1997                       -      -         -         -         -

    Balance at
    April 30,1997     32,550,000 $ 651  $1,614       $(1,795)     $ 470

    Net profit (loss)
    for the period
    ended April 30,
    1998                       -      -         -         -         -

    Cancellation and
    Retirement of
    outstanding shares
    without
    compensation      24,150,000 (483)   483              -         -

    Balance at
    April 30,1998     8,400,000  $168   $2,097       $(1,795)   $ 470

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

           Name and Address of      Amount and Nature of           Percent
            Beneficial Owner        Beneficial Ownership          of Class

           Daniel Wettreich                225,000 (1)               2.67%
           2415 Midway Road, Suite 121
           Carrollton, Texas 75006

           Jeanette Fitzgerald                         0                0%
           2415 Midway Road, Suite 121
           Carrollton, Texas  75006

           All Officers and Directors as
           a group (2 persons)              225,000 (1)              2.67%

           Mick Y. Wettreich                  7,781,490             92.64%
           1 Shelley Close
           Edgware, Middlesex
           England HA8 8AX

           (1) These shares are owned by the wife of Mr. Wettreich. He has disclaimed all ownership interest in these shares.

           Item 13.    Certain Relationships and Related Transactions

                During   April  1998,  Mick  Y.   Wettreich  surrendered
           24,134,000   Malex  shares  to  the  Company  for  retirement
           without payment of any compensation.

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

           (a)(3)  Exhibits included herein:        NONE

                Reports on Form 8-K: April 29, 1998 reporting Items 1 and 7 reflecting a change of auditors and a change of control of the Company.

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