Form 10KSB
period 1999-04-30
MALEX INC
filed 1999-07-28
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB
                                     (Mark One)

          [x]Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

          For the fiscal year ended April 30, 1999


          [ ] Transition report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934 (No fee required)

          For the transition period from ________________ to
          _________________

          Commission file number          33-16335

                                  MALEX, INC.
                (Name of Small Business Issuer in Its Charter)

             DELAWARE                            74-2235008
          (State or Other Jurisdiction of    (I.R.S. Employer
           Incorporation or Organization)     Identification No.)

            6959 Arapaho, Suite 122, Dallas, Texas        75248
           (Address of Principal Executive Offices)     (Zip Code)

            2415 Midway Road, Suite 121, Carrollton, Texas   75006
           (Former Address of Principal Executive Offices) (Zip Code)

                                (972) 386-8907
               (Issuer's Telephone Number, Including Area Code)

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

          As of April 30, 1999, the aggregate market value of the voting stock hold by non-affiliates was $394.

          The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,400,000 at April 30, 1999.

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

          Item 2.  Properties

          Registrant shares offices  at 6959 Arapaho,  Suite 122,   Dallas,
          Texas 75248 with an affiliate of its President on an informal basis.

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

                                         PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Registrant's common stock is traded on the OTC Bulletin Board (symbol MLEX) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters since April, 1996. The quotations are taken from the "pink sheets" of the National Quotation Bureau and the OTC Bulletin Board data available on the Internet. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

           Quarter Ending             High         Low

           April 30, 1999             0.50       0.001
           January 31, 1999           0.50       0.001
           October 31, 1998           0.50       0.001
           July 31, 1998              0.50       0.001
           April 30, 1998             0.25     0.15625
           January 31, 1998           0.25     0.15625
           October 31, 1996           0.25     0.15625
           July 31, 1996              0.25     0.15625
           April 30, 1996             0.25     0.15625

          As of April 30, 1999, there were 1,033 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

          Item 6.  Selected Financial Data

                            Year Ended     Year Ended     Year Ended
                          April 30, 1999 April 30, 1998 April 30, 1997

           Gross Revenue         $  -    $        -      $     -
           Income (loss) from
            continuing operations   -             -            -
           Income (loss) from
            continuing operations
            per share               -             -            -
           Total Assets             3           470          470
           Long-term Obligations
            and redeemable
            Preferred Stock         -             -            -
           Cash Dividends Per
            Share                   -             -            -

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

          Item 8.   Financial Statement and Supplementary Data

          Index to Financial Statements

          Report of Independent Certified Public Accountant

          Financial Statements for April 30, 1999, and 1998

          Balance Sheet

          Statements of Operations

          Statements of Changes in Stockholders Equity

          Statements of Cash Flows

          Notes to Financial Statements

                             Larry O'Donnell, CPA, P.C.
          Telephone (303)745-4545               2280 South Xanadu Way
          Aurora, Colorado    80014                         Suite 370


                            Independent Auditor's Report

          Board of Directors and Stockholders
          Malex, Inc.

          I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 1999 and 1998 and for the period from inception June 24, 1987 to April 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

          In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 1999 and the results of its operations and their cash flows for the years ended April 30, 1999 and 1998, and the period from inception June 24, 1987 to April 30, 1999 in conformity with generally accepted accounting principles.

          Larry O'Donnell, CPA, P.C.

          July 22, 1999

                                     MALEX, INC.
                            (a development stage company)

                                   BALANCE SHEETS
                                   April 30, 1999

                                         ASSETS

                                                     Year Ended
                                                   April 30, 1999


          CURRENT ASSETS

            Cash                                          $    3

                Total assets                              $    3


          LIABILITIES AND STOCKHOLDERS EQUITY

          LIABILITIES

            Current Liabilities                           $   -
            Note Payable - Affiliate                          -

          Total Liabilities                               $   -

          Stockholders' equity:
            Common stock (number of
            shares authorized 75,000,000,
            issued and outstanding 8,400,000 shares,
            par value $.00002/share                       $   168
          Additional paid in capital                      $ 2,097
          Deficit accumulated during the development stage$(2,262)
          Stockholders' Equity                            $     3

          Total Liabilities and
           Stockholders' Equity                           $     3

          The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION
                For the years ended April 30, 1999 and April 30, 1998
            And the period from inception June 24,1987 to April 30, 1999


                                                       June 24, 1987
                                       1999    1998  to April 30, 1999

          Income                   $       -  $  -    $       -

          Expenses - General and
           administrative                 467    -        2,262

          Net Income (loss)        $     (467)$  -    $  (2,262)

          Earnings per common
           share*                          -     -            -

          *(less than $0.001
             per share)

          Weighted average number
          of shares outstanding    8,400,000  30,537,500 28,000,000

          The accompanying notes are an integral part of these financial statements.

                                       MALEX, INC.
                            (a development stage company)

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the years ended April 30, 1999, and 1998

                                                        Deficit
                                    Common  Additional During the
                          Shares    Stock Par Paid-In Development Shareholders'
                          Issued    Value     Capital   Stage          Equity


          Balance at
           April 30,1997   32,550,000 $ 651     $ 1,614    $(1,795)      $ 470

          Net profit (loss)
          for the period
          ended April 30,
          1998                 -        -            -         -             -

          Cancellation and
          Retirement of
          outstanding shares
          without
          compensation    24,150,000   (483)        483        -             -

          Balance at
          April 30,
          1998             8,400,000  $ 168     $2,097   $ (1,795)       $ 470

          Net profit (loss) for the
          period ended April 30,
          1999                  -        -         -        (467)         (467)

          Balance at
          April 30,
          1999             8,400,000  $ 168     $2,097   $ (2,262)      $   3

          The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENT OF CASH FLOWS
                For the years ended April 30, 1999 and April 30, 1998
            And the period from inception June 24,1987 to April 30, 1999


                                                          June 24, 1987
                                             1999  1998 to April 30, 1999

          CASH FLOWS FROM OPERATING ACTIVITIES

          TOTAL CASH RECEIVED

           Cash paid to Employees and Other
             Suppliers of Goods & Services$  (467)$     -   $(2,262)

          NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES             (467)      -    (2,265)

          CASH FLOWS FROM INVESTING
             ACTIVITIES                        -        -        -

          CASH FLOWS FROM FINANCIAL
             ACTIVITIES                        -        -     2,265
               Issuance of common stock        -        -     2,265
          NET INCREASE (DECREASE) IN CASH    (467)      -         3

          BEGINNING CASH BALANCE              470       -       470

          CASH BALANCE AT APRIL 30          $   3  $   470  $     3

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

          Income Taxes

          For the year ended April 30, 1998 and 1999, the Company has incurred approximately $2,000 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the April 30, 1999 financial statements.

          Net Income (Loss) Per Common Share

          The net income/loss per common share is computed by dividing the net income (loss) for the period by the average number of shares outstanding.

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

                                      PART III

          Item 10.  Directors and Executive Officers of the Registrant

          The following persons serve as directors and/or officers of the
          Registrant:


          Name               Age       Position   Period Served  Term
                                                                 Expires

          Daniel Wettreich   47        President, June 24, 1987  Next Annual
                                       Treasurer,                Meeting
                                       Director

          Daniel Wettreich

          Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in the following public companies Camelot Corporation(1) , Forme Capital, Inc., Adina, Inc. and Tussik, Inc. From July 1996 to July 1998 he was a Director of Constable Group plc a United Kingdom company. (3) In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

               (1)   A   subsidiary   of   Camelot   Corporation,   Camelot
          Entertainment filed Chapter 7 liquidation in January, 1995.

               (2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.

               (3) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.

          Item 11. Executive Compensation

          The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1999. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

          Item 12.Security  Ownership  of  Certain  Beneficial  Owners  and
          Management

          The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 1999 , by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (2 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

          Name and Address of     Amount and Nature of           Percent
           Beneficial Owner       Beneficial Ownership          of Class

          Daniel Wettreich               225,000 (1)               2.67%
          6959 Araphao, Suite 122
          Dallas, Texas 75248

          All Officers and Directors as
          a group (1 person)              225,000 (1)              2.67%

          Mick Y. Wettreich                 7,781,490             92.64%
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

          Year 2000 Readiness Disclosure

          The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company presently believes that the Year 2000 issue
          will  not  pose  significant   operational problems   for  the
          Company's computer systems.  The Company   also   believes that
          the Year 2000 issue will not have a material adverse effect on the Company's financial condition or results of operations.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 1999.

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

          Date:   July 27, 1999


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

          Date:   July 27, 1999