Form 10QSB
period 1999-07-31
MALEX INC
filed 1999-09-03
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC  20549

                                       FORM 10-QSB


               (Mark One)

               xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended  July 31, 1999


               oTransition report under Section 13 or 15 (d) of the Exchange Act

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

                                 (972) 386-8907
                  (Issuer's Telephone Number, Including Area Code)

                  2415 Midway Road, Suite 115, Carrollton, Texas 75006 (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


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

                                     MALEX, INC.



                                      I N D E X



                                                         Page No.

        Part I         FINANCIAL INFORMATION:

                  Item 1.   Balance Sheets                     3

                            Statements of Operations           4

                            Statements of Cash Flows           5

                            Notes to Financial
                            Statements (unaudited)             6

                  Item 2.   Management's Discussion
                            and Analysis of Financial
                            Condition and Results of
                            Operations                         6

        Part II   OTHER INFORMATION                            7

                                     MALEX, INC.
                            (a development stage company)
                           PART I.  FINANCIAL INFORMATION

                              CONDENSED BALANCE SHEETS
                                     (Unaudited)

                                       ASSETS


                                            July 31, 1999   April 30, 1999
                                             (Unaudited)      (Audited)


          Cash                                $         3    $         3


        Total Assets                          $         3    $         3



                        LIABILITIES AND STOCKHOLDERS' EQUITY



        Note Payable - Affiliate              $        -     $        -

        Stockholders' Equity:
          Common stock (number of
          shares authorized 75,000,000,
          issued and outstanding
          8,400,000 shares, par value
          $0.00002/sh)                               168            168
        Additional Paid in Capital                 2,097          2,097
        Retained earnings (deficit)               (2,262)        (2,262)


        Total Liabilities &
        Stockholders' Equity                  $        3      $       3





        The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)

                                         Three Months Ended
                                         1999           1998



        Income                       $       -       $      -


        Expenses - General and
          Administrative             $       -       $      -


        Net Income (Loss)            $       -       $      -


        Earnings per common share*         *               *

        *(less than $0.001 per
          share)

        Weighted average number of
          shares outstanding            8,400,000       8,400,000




        The accompanying notes are an integral part of these statements.

                                     MALEX, INC.
                            (a development stage company)


                              STATEMENTS OF CASH FLOWS

                                               Three Months  Ended
                                                     July 31,
                                                1999         1998


        CASH FLOWS FROM OPERATING
         ACTIVITIES:

        Cash Received From Customers           $    -     $     -


         Cash Paid to Employees and
          Other Suppliers of Goods
           and Services                             -           -


        NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                       -           -

        NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                       -           -


        NET CASH PROVIDED (USED) BY
         FINANCIAL ACTIVITIES                       -           -


        NET INCREASE (DECREASE) IN CASH             -           -


        BEGINNING CASH BALANCE                      3           3


        CASH BALANCE AT END OF PERIOD           $   3      $    3



        The accompanying notes are an integral part of these financial statements.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


        Item 1.Financial Statements


        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 1999.

        Item 2.Management Discussion and Analysis of Financial Condition and Results of Operations


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

        Date: September 3, 1999