Form 10QSB
period 1999-10-31
MALEX INC
filed 1999-11-12
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended  October 31, 1999

             oTransition report under Section  13 or 15  (d) of the  Exchange
        Act

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

                                     MALEX, INC.
                            (a development stage company)

                           PART I.  FINANCIAL INFORMATION


                              CONDENSED BALANCE SHEETS

                                     (Unaudited)

                                       ASSETS

                                          October 31, 1999April 30, 1999
                                             (Unaudited)   (Audited)

          Cash                                $      3      $      3

        Total Assets                          $      3      $      3


                        LIABILITIES AND STOCKHOLDERS' EQUITY


        Current Liabilities                   $      -      $      -

        Stockholders' Equity:
          Common stock (number of
          shares authorized 75,000,000,
          issued and outstanding
          8,400,000 shares, par value
          $.00002/sh)                              168           168

        Additional paid in capital               2,097         2,097

        Deficit accumulated during the development stage     (2,262)

        Total Liabilities &
        Stockholders' Equity                  $      3      $      3



        The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)



                                          Six Months Ended
                                             October 31,
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

                                     MALEX, INC.
                            (a development stage company)

                              STATEMENTS OF CASH FLOWS

                                           Six Months     Six Months
                                             Ended              Ended
                                        October 31, 1999  October 31, 1998
        CASH FLOWS FROM OPERATING
         ACTIVITIES:

        Cash Received From Customers       $     -        $        -

         Cash Paid to Employees and
         Other Suppliers of Goods
           and Services                          -                  -


        NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                    -                  -


        NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                    -                  -


        NET CASH PROVIDED (USED) BY
         FINANCIAL ACTIVITIES                    -                  -


        NET INCREASE (DECREASE) IN CASH          -                  -


        BEGINNING CASH BALANCE                    3               470

        CASH BALANCE AT END OF PERIOD      $      3       $       470


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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 1999.

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

        Year 2000 Readiness Disclosure

        The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and will not have a material adverse effect on the Company's financial condition or results of operations.

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


        Item 6.Exhibits and Reports on Form 8-K


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


        Date:  November 12, 1999