Form 10QSB
period 2000-01-31
MALEX INC
filed 2000-03-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended  January 31, 2000


             oTransition report under Section  13 or 15  (d) of the  Exchange
        Act

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

                                     MALEX, INC.
                            (a development stage company)

                           PART I.  FINANCIAL INFORMATION


                              CONDENSED BALANCE SHEETS

                                     (Unaudited)

                                       ASSETS

                                          January 31, 2000 April 30, 1999
                                             (Unaudited)     (Audited)


          Cash                                $      3      $      3

        Total Assets                          $      3      $      3


                        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities                   $      -      $      -

        Stockholders' Equity:
          Common stock (number of
          shares authorized 75,000,000,
          issued and outstanding
          8,400,000 shares, par value
          $.00002/sh)                              168           168

        Additional paid in capital               2,097         2,097

        Deficit accumulated during the
           development stage                    (2,262)       (2,262)

        Total Liabilities &
        Stockholders' Equity                  $      3      $      3

        The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)

                                          Nine Months Ended
                                            January 31,
                                        2000           1999


        Income                       $       -       $       -

        Expenses - General and
          Administrative             $       -       $       -

        Net Income (Loss)            $       -       $       -

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









                                     MALEX, INC.
                            (a development stage company)

                              STATEMENTS OF CASH FLOWS


                                          Nine Months        Nine Months
                                             Ended             Ended
                                        January 31, 2000  January 31, 1999

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


        Date: March 14, 2000













                                          9

