Form 10KSB
period 2000-04-30
MALEX INC
filed 2000-05-17
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-KSB
                                    (Mark One)

[x]Annual report under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 (Fee required)

For the fiscal year ended April 30, 2000

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

As of April 30, 2000, the aggregate market value of the voting stock hold by non-affiliates was $25,595.

The number of shares outstanding of the Registrant's common stock
$0.00002 par value was 8,416,000 at April 30, 2000.

Documents Incorporated by Reference.    None
<PAGE

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
Stockholder Matters

Registrant's common stock is traded on the OTC Bulletin Board (symbol MLEX) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters since for the Registrants previous two fiscal years.
The quotations are taken from the "pink sheets" of the National Quotation Bureau and the OTC Bulletin Board data available on the Internet are shown below. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Quarter Ending		Bid	Ask

	April 30, 2000		.0625	1.0625
	January 31, 2000		.0625	1.0625
	October 31, 1999		.0625	1.0625
	July 31, 1999		.0625	1.0625
	April 30, 1999		.001	0.50
	January 31, 1999		.001	0.50
	October 31, 1998		.001	0.50
	July 31, 1998		.001	0.50

As of April 30, 2000, there were 1,033 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6.	Selected Financial Data


 	Year Ended 	Year Ended 	Year Ended 			Year Ended
	April 30, 2000	  April 30, 1999  	April 30, 1998

 Gross Revenue	$	-		$	-	$	-
 Income (loss) from
  continuing operations 	(1,000)	(470)	-
 Income (loss) from
  continuing operations
  per share	-	-	-
 Total Assets	3	3	470			10	10
 Long-term Obligations
  and redeemable
  Preferred Stock	-	-	-			-	-
 Cash Dividends Per
  Share	-	-	-			-

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

Financial Statements for April 30, 2000, and 1999

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



                       Independent Auditor's Report

Board of Directors and Stockholders
Malex, Inc.

I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2000 and 1999 and for the period from inception
June 24, 1987 to April 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2000 and the results of its operations and their cash flows for the years ended April 30, 2000 and 1999, and the period from inception June 24, 1987 to April 30, 2000 in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

May 3, 2000

                                MALEX, INC.
                       (a development stage company)

                               BALANCE SHEET
                               April 30, 2000


                                     	ASSETS

CURRENT ASSETS

  Cash	                                            $    	3

Total assets	                                      $    	3


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities
    Accounts payable related party	                 $	1,000

Total Liabilities                        	          $ 1,000

Stockholders' equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding 8,416,000 shares,
  par value $.00002/share  	                        $   	168
Additional paid in capital	                         $ 	2,097
Deficit accumulated during the development stage	   $ (3,262)
Stockholders' Equity	                               $  	(997)

Total Liabilities and
 Stockholders' Equity                              	$     	3

The accompanying notes are an integral part of these financial statements.
<PAGE


                                 MALEX, INC.
                          (a development stage company)


                            STATEMENTS OF OPERATIONS
               For the years ended April 30, 2000 and April 30, 1999 And the period from inception June 24,1987 to April 30, 2000

				                                            June 24, 1987
                           2000          1999  to April 30, 2000

Income                  	$    - 	   $     -      	$       -

Expenses - General and
 administrative	            1,000       467	       	   3,262

Net Income (loss)	$         (1,000)	 $ (467)  	   	$  (3,262)

Earnings per common
 share*	                          -      	-       	       -

*(less than $0.001
   per share)

Weighted average number
of shares outstanding    	  8,416,000	  8,416,000     	28,000,000

The accompanying notes are an integral part of these financial statements.

                                 MALEX, INC.
                        (a development stage company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                For the years ended April 30, 2000, and 1999


                  		    Common	              Deficit
		                      Stock   	Additional 	During the
                	Shares	Par     	Paid-In	    Development	 Shareholders
                	Issued	Value   	Capital	    Stage        	Equity


Balance at April 30,
1998	         	8,416,000	$	168	  $	2,097    	$	(1,795)	    $	470

Net profit (loss) for the
period ended April 30,
1999	                  -     -	     -		          (467)   	  	(467)

Balance at April 30,
1999          		8,416,000	$	168	$	2,097      	$	(2,262)	     $	3

Net profit (loss) for the
period ended April 30,
2000	                   -	     -		     -	       	(1,000)	 	(1,000)

Balance at April 30,
2000	           	8,416,000	$	168	$	2,097	      $	(3,262)  	$	(997)

The accompanying notes are an integral part of these financial statements.

                                MALEX, INC.
                       (a development stage company)

                          STATEMENT OF CASH FLOWS
              For the years ended April 30, 2000 and April 30, 1999
           And the period from inception June 24,1987 to April 30, 2000


                                                  June 24, 1987
                              2000     1999    to April 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                     $(1,000)  $(467)	        $(3,262)

 (Increase) decrease in:
   Accounts payable -
      related party	           1,000            	       1,000

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES	            -     (467)	         (2,262)

CASH FLOWS FROM INVESTING
   ACTIVITIES	                     -  	      -	              -

CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	        -  	      -	            2,265
     NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES            -         -		           2,265
NET INCREASE (DECREASE) IN CASH  	-      	(467)	              3

BEGINNING CASH BALANCE	           3       	470	               -

CASH BALANCE AT APRIL 30	   $     3	     $    3	       $      3

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

Income Taxes

The Company has incurred approximately $2,000 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, a deferred tax asset of approximately $300 has been offset by a valuation allowance.

Net Income (Loss) Per Common Share

The net income/loss per common share is computed by dividing the net income (loss) for the period by the average number of shares outstanding.

Capital Stock

On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share.

The number of shares authorized are 75,000,000, number of shares issued and outstanding are 8,416,000 and the par value of each share is $0.00002.

The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.

Related Party Transactions

The Company has an account payable to a related party which paid its audit fee during the year ended April 30, 2000.

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

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

The following persons serve as directors and/or officers of the
Registrant:

Name		Age  Position   Period Served Term Expires

Daniel Wettreich	48   President, June 24, 1987 Next Annual
                   			Treasurer,		             Meeting
                    		Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in the following public companies Camelot Corporation(1) , Forme Capital, Inc., and Wincroft, Inc. From July 1996 to July 1998 he was a Director of Constable Group plc a United Kingdom company. (3) In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment
by Camelot.   Mr. Wettreich has a Bachelor of Arts in Business
Administration from the University of Westminister, London,
England.

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

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2000. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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
Management

The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 2000, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.


Name and Address of	    Amount and Nature of	      Percent
Beneficial Owner	       Beneficial Ownership      	of Class

Daniel Wettreich	           225,000 (1) 	             2.67%
6959 Arapaho, Suite 122
Dallas, Texas 75248

All Officers and Directors as
a group (1 person)          	225,000 (1)             	2.67%

Mick Y. Wettreich          7,781,490                	92.64%
1 Shelley Close
Edgware, Middlesex
England HA8 8AX

(1) These shares are owned by the wife of Mr. Wettreich. He has disclaimed all ownership interest in these shares.

Item 13.	Certain Relationships and Related Transactions

During April 1998, Mick Y. Wettreich surrendered 24,134,000 Malex shares to the Company for retirement without payment of any compensation.

                               PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports
on Form 8-K

(a)(1)	The following financial statements are included in Part
II, Item 8 of this report for fiscal year ended April 30, 2000.

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

MALEX, INC.
(Registrant)



By:	/s/Daniel Wettreich
     	Daniel Wettreich, President

Date:	May 17, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:	/s/Daniel Wettreich
       	Daniel Wettreich, Director;
       	President (Principal Executive
       	Officer); Treasurer (Principal
       	Financial Officer)

Date:	May 17, 2000




16