Form 10QSB
period 2000-07-31
MALEX INC
filed 2000-09-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC  20549

                                       FORM 10-QSB


               (Mark One)

               .Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended July 31, 2000

               .Transition report under Section 13 or 15 (d) of the Exchange Act

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

                          APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,416,000

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

                                     MALEX, INC.
                            (a development stage company)
                           PART I.  FINANCIAL INFORMATION

                              CONDENSED BALANCE SHEETS
                                     (Unaudited)

                                       ASSETS

                                            July 31, 2000 April 30, 2000
                                             (Unaudited)   (Audited)

          Cash                                $      3      $      3

        Total Assets                          $      3      $      3


                        LIABILITIES AND STOCKHOLDERS' EQUITY


        LIABILITIES

          Current Liabilities
            Accounts payable related party    $  1,000      $   1,000

        Total Liabilities                     $  1,000      $   1,000


        Stockholders' Equity:
          Common stock (number of
          shares authorized 75,000,000,
          issued and outstanding
          8,416,000 shares, par value
          $0.00002/sh)                             168           168
        Additional Paid in Capital               2,097         2,097
        Retained earnings (deficit)             (3,262)       (3,262)

        Total Liabilities &
        Stockholders' Equity                  $      3      $      3


        The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)


                                         Three Months Ended
                                              July 31,
                                         2000           1999


        Income                       $       -       $     -

        Expenses - General and
          Administrative             $   1,000       $     -

        Net Income (Loss)            $  (1,000)      $     -

        Earnings per common share*         *               *

        *(less than $0.001 per
          share)

        Weighted average number of
          shares outstanding            8,416,000    8,400,000






        The accompanying notes are an integral part of these statements.

                                     MALEX, INC.
                            (a development stage company)

                              STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                        July 31,
                                                  2000        1999
        CASH FLOWS FROM OPERATING
         ACTIVITIES:

        Cash Received From Customers              $  -       $  -

         Cash Paid to Employees and
          Other Suppliers of Goods
           and Services                            -            -

        NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                      -            -

        NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                      -            -

        NET CASH PROVIDED (USED) BY
         FINANCIAL ACTIVITIES                      -            -

        NET INCREASE (DECREASE) IN CASH            -            -

        BEGINNING CASH BALANCE                       3          3

        CASH BALANCE AT END OF PERIOD             $  3     $    3


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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 2000.

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

        Liquidity and Capital Resources

        Registrant is a development-stage company and has not conducted any business operations as yet. The Company's cash resources and liquidity are extremely limited. The Company has no assets to use as collateral to allow the Company to borrow, and there is no available external funding source. If no combination partner is found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements, bookkeeping, and professional fees.

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

        Date: September 14, 2000