Form 10QSB
period 2000-10-31
MALEX INC
filed 2000-12-15
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended  October 31, 2000

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


             Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
        xYes  No

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

                                     MALEX, INC.
                            (a development stage company)

                           PART I.  FINANCIAL INFORMATION

                              CONDENSED BALANCE SHEETS

                                     (Unaudited)

                                       ASSETS

                                          October 31, 2000April 30, 2000
                                             (Unaudited)   (Audited)

          Cash                                $      3      $      3

        Total Assets                          $      3      $      3


                        LIABILITIES AND STOCKHOLDERS' EQUITY


        Current Liabilities                   $  1,000      $  1,000

        Stockholders' Equity:
          Common stock (number of
          shares authorized 75,000,000,
          issued and outstanding
          8,400,000 shares, par value
          $.00002/sh)                              168           168

        Additional paid in capital               2,097         2,097

        Deficit accumulated during
        the development stage                   (3,262)      (3,262)

        Total Liabilities &
        Stockholders' Equity                  $      3      $      3



        The accompanying notes are an integral part of these financial statements.

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)


                                          Six Months Ended
                                             October 31,
                                         2000           1999


        Income                       $         -              $

        Expenses - General and
          Administrative             $         -              $

        Net Income (Loss)            $         -              $

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

                                     MALEX, INC.
                            (a development stage company)

                              STATEMENTS OF CASH FLOWS

                                           Six Months     Six Months
                                             Ended              Ended
                                        October 31, 2000  October 31, 1999
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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 2000.

        Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

        Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. Following a distribution of its common stock to the shareholder's of Forme Capital, Inc. the Registrant has approximately 1,000 shareholders.

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


        Date:  December 14, 2000