Form 10QSB
period 2001-01-31
MALEX INC
filed 2001-03-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             ?Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended  January 31, 2001

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


                                          January 31, 2001April 30, 2000
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

                                     MALEX, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION

                                     (Unaudited)

                                          Nine Months Ended
                                            January  31,
                                         2001           2000


        Income                       $         -    $         -

        Expenses - General and
          Administrative             $         -    $         -

        Net Income (Loss)            $         -    $         -


        Earnings per common share*             *              *

        *(less than $0.001 per
          share)

        Weighted average number of
          shares outstanding            8,416,000       8,400,000







        The accompanying notes are an integral part of these statements.

                                     MALEX, INC.
                            (a development stage company)


                              STATEMENTS OF CASH FLOWS

                                                   Nine Months  Ended

                                                     2001         2000
        CASH FLOWS FROM OPERATING
         ACTIVITIES:

        Cash Received From Customers              $      -     $      -

         Cash Paid to Employees and
          Other Suppliers of Goods
           and Services                                  -            -

        NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                            -            -

        NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                            -            -

        NET CASH PROVIDED (USED) BY
         FINANCIAL ACTIVITIES                            -            -

        NET INCREASE (DECREASE) IN CASH                  -            -

        BEGINNING CASH BALANCE                           3          470

        CASH BALANCE AT END OF PERIOD             $      3      $   470



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


        Date:  March 14, 2001