Form 10KSB
period 2001-04-30
MALEX INC
filed 2001-08-01
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB
(Mark One)

[x]Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended April 30, 2001

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

As of April 30, 2001, the aggregate market value of the voting stock hold by non-affiliates was $25,595.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,416,000 at April 30, 2001.

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


	Quarter Ending		Bid	Ask

	April 30, 2001		.0625	1.0625
	January 31, 2001		.0625	1.0625
	October 31, 2000		.0625	1.0625
	July 31, 2000		.0625	1.0625
	April 30, 2000		.0625	1.0625
	January 31, 2000		.0625	1.0625
	October 31, 1999		.0625	1.0625
	July 31, 1999		.0625	1.0625
	April 30, 1999		.001	0.50
	January 31, 1999		.001	0.50
	October 31, 1998		.001	0.50
	July 31, 1998		.001	0.50

As of April 30, 2001, there were 1,061 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6.	Selected Financial Data


 	Year Ended 	Year Ended 	Year Ended 			Year Ended
	April 30, 2001	April 30, 2000	April 30, 1999

 Gross Revenue	$	-		$	-	$	-
 Income (loss) from
  continuing operations    	-	(1,000)	(470)
 Income (loss) from
  continuing operations
  per share	-	-	-
 Total Assets	3	3	3			10	10
 Long-term Obligations
  and redeemable
  Preferred Stock	-	-	-			-	-
 Cash Dividends Per
  Share	-	-	-			-

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

Financial Statements for April 30, 2001, and 2000

Balance Sheet

Statements of Operations

Statements of Changes in Stockholders Equity

Statements of Cash Flows

Notes to Financial Statements

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
                                2280 South Xanadu Way
Aurora, Colorado    80014




 Suite 370



Independent Auditor's Report

Board of Directors and Stockholders
Malex, Inc.

I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2001 and 2000 and for the period from inception June 24, 1987 to April 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2001 and the results of its operations and their cash flows for the years ended April 30, 2001 and 2000, and the period from inception June 24, 1987 to April 30, 2001 in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

May 29, 2001

MALEX, INC.
(a development stage company)

BALANCE SHEET
April 30, 2001

	ASSETS

										April 30, 2000

CURRENT ASSETS

  Cash	$	3

Total assets	$	3


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities
    Accounts payable - related party	$	2,000

Total Liabilities	$	2,000

Stockholders' equity:
  Common stock ;number of
  shares authorized 75,000,000,
  issued and outstanding 8,416,000 shares,
  par value $.00002/share  	$	168
Additional paid in capital	$	2,097
Deficit accumulated during the development stage	$	  (4,262)
Stockholders' Equity	$	(1,997)

Total Liabilities and
 Stockholders' Equity	$	3

The accompanying notes are an integral part of these financial statements.

MALEX, INC.
(a development stage company)


STATEMENTS OF OPERATIONS
For the years ended April 30, 2001 and April 30, 2000
And the period from inception June 24,1987 to April 30, 2002

                   June 24, 1987
                                 2001          2000             to April 30,
2001

Income	$              - 	      $        -        	$       - 	      	$           -       		   					$

Expenses - General and
 administrative	               1,000               1,000       	   4,262       	      			2,262			2,262

Net Income (loss)	$   (1,000)	 $  (1,000)	   	$(4,262)			(467)	$	-		(2,262 )

Earnings per common
 share*		-       	-       	-   			-			-

*(less than $0.001
   per share)

Weighted average number
of shares outstanding                    	  8,416,000	  8,416,000	28,000,000			28,000,000	28,000,000

The accompanying notes are an integral part of these financial statements.

MALEX, INC.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended April 30, 2001	, and 2000

				Deficit
		Common Stock  	Additional   	During the
	Shares	Par  	Paid-In	Development	Shareholders
	Issued	Value	Capital	Stage        	Equity


Balance at April 30,
1999		8,416,000	$	168	$	2,097	$	(2,262)	$	3

Net profit (loss) for the
period ended April 30,
2000	                 -	            	-
        -		(1,000)	      	(1,000)

Balance at April 30,
2000		8,416,000	$	168	$	2,097	$	(3,262)	$	(997)

Net profit (loss) for the
period ended April 30,
2001	                 -	            	-
        -		(1,000)

Balance at April 30,
2001		8,416,000	$	168	$	2,097	$	(4,262)	$	(1,997)



The accompanying notes are an integral part of these financial statements.

MALEX, INC.
(a development stage company)

STATEMENT OF CASH FLOWS
For the years ended April 30, 2001 and April 30, 2000
And the period from inception June 24,1987 to April 30, 2000


                                            	June 24, 1987    	  		1999		1998

                  2001   	2000      to April 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $(1,000)	$(1,000)            $(4,262)


 (Increase) decrease in:
   Accounts payable - related party 1,000	             1,000       	2,000				$(2,262)

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES	              -                  	      -		(2,262)

CASH FLOWS FROM INVESTING ACTIVITIES	               -  	      -	         -			-

CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock        	        -	      -	2,265		-
     NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                                              -
   -		2,265
NET INCREASE (DECREASE) IN CASH	-	-	3

BEGINNING CASH BALANCE	         3	     3	         -

CASH BALANCE AT APRIL 30	$      3	$    3	$       3

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

Income Taxes

The Company has incurred approximately $3,000 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, a deferred tax asset of approximately $450 has been offset by a valuation allowance.

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

Related Party Transactions

The Company has an account payable to a related party which paid its audit fee during the year ended April 30, 2001 and 2000.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following persons serve as directors and/or officers of the Registrant:


Name		Age	Position	Period Served	Term Expires

Daniel Wettreich	49	President,	June 24, 1987	Next Annual
			Treasurer,		Meeting
			Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in the following public companies Camelot Corporation(1) , Forme Capital, Inc., and Wincroft, Inc. From July 1996 to July 1998 he was a Director of Constable Group plc a United Kingdom company. (2) Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

	(1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

	(2) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary liquidation in March 1998.  Constable Group plc filed for voluntary liquidation in July 1998.

Item 11.	Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2001. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 2001, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

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

MALEX, INC.
(Registrant)



By:	/s/Daniel Wettreich
     	Daniel Wettreich, President

Date:	July 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:	/s/Daniel Wettreich
       	Daniel Wettreich, Director;
       	President (Principal Executive
       	Officer); Treasurer (Principal
       	Financial Officer)

Date:	July 30, 2001




10

15