Form 10QSB
period 2001-07-31
MALEX INC
filed 2001-09-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2001

     oTransition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from ________________ to
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


                                   July 31, 2001 April 30, 2001
                                    (Unaudited)    (Audited)

  Cash                                $     3       $     3

Total Assets                          $     3       $     3


                LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

  Current Liabilities
     Accounts  payable
           related  party             $  3,000      $  2,000
Total Liabilities                     $  3,000      $  2,000

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,416,000 shares, par value
  $0.00002/sh)                             168           168
Additional Paid in Capital               2,097         2,097
Retained earnings (deficit)             (5,262)       (4,262)

Total Stockholders Equity                (2,997)     (1,997)

Total Liabilities &
Stockholders' Equity                  $      3      $      3


The accompanying notes are an integral part of these financial statements.

                            MALEX, INC.
                   (a development stage company)

                      STATEMENTS OF OPERATION

                            (Unaudited)

                                 Three Months Ended
                                      July 31,
                                 2001           2000


Income                       $       -       $    -

Expenses - General and
  Administrative             $       1,000   $ 1,000

Net Income (Loss)            $       (1,000) $(1,000)

Earnings per common share*        *               *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding            8,416,000       8,416,000




The accompanying notes are an integral part of these statements.

                            MALEX, INC.
                   (a development stage company)


                     STATEMENTS OF CASH FLOWS


                                        Three Months Ended
                                            July 31,
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 2001.

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

Date: September 14, 2001