Form 10QSB
period 2001-10-31
MALEX INC
filed 2001-12-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October 31, 2001

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

                            MALEX, INC.
                   (a development stage company)

                   PART I.  FINANCIAL INFORMATION


                      CONDENSED BALANCE SHEETS

                            (Unaudited)

                               ASSETS

                                  October 31, 2001April 30, 2001
                                    (Unaudited)    (Audited)

  Cash                                $      3      $     3

Total Assets                          $     3       $      3


                LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                   $ 3,000       $  2,000

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,400,000 shares, par value
  $.00002/sh)                             168           168

Additional paid in capital               2,097         2,097

Deficit accumulated during the development stage     (5,262)                                        (4,262)

Total Liabilities &
Stockholders' Equity                  $     3       $     3



The accompanying notes are an integral part of these financial statements.

                            MALEX, INC.
                   (a development stage company)

                      STATEMENTS OF OPERATION

                            (Unaudited)


                                  Six Months Ended
                                    October 31,
                                 2001           2000


Income                       $       -       $    -

Expenses - General and
  Administrative             $       (1000)           $                                                    -

Net Income (Loss)            $      (1000)            $                                             -

Earnings per common share*        *               *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding            8,416,000       8,416,000













The accompanying notes are an integral part of these statements.

                            MALEX, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                   Six Months     Six Months
                                     Ended              Ended
                                October 31, 2001  October 31, 2000
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


Date:  December_13, 2001