Form 10KSB/A
period 2001-04-30
MALEX INC
filed 2002-02-21
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-KSB/A
                                Amendment No. 1
(Mark One)

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000.Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March,2001 had an indirect interest in 700,000 common stock of Wincroft representing 13.6% of the issued and outstanding common stock of that company. These shares are owned by Camelot Corporation of which company Mr. Wettreich is a Director, and Mr. Wettreich has disclaimed any beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 3,576,400 shares representing 81.2% of the issued and outstanding common stock of Wincroft.

Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2001 had an indirect interest in 1,345,295 Preferred Stock, Series J of Camelot representing 21.4% of the voting rights of the issued and outstanding common and preferred stock of that company. These shares were owned by Forsam Venture Funding, Inc. a Delaware corporation of which Mr. Wettreich is a Director and Officer. Subsequently, these shares were surrendered to Camelot and are no longer issued and outstanding.

Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986,and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2001 had an indirect interest in 292,857 common stock of Forme representing 9.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed any beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 2,700,000 shares representing 89.15% of the issued and outstanding common stock of Forme.

The Registrant has had no success in finding companies with which to merge. During the past three years one blind pool company eVentures Group, Inc ("eVentures") that was affiliated with Mr. Wettreich was merged in September 1999 with another group of companies that were affiliates of the Lamar Hunt family of Dallas, Texas. The basis on which the decision was taken to merge those particular companies with eVentures was the opinion of Mr. Daniel Wettreich the President and Director of eVentures regarding primarily the quality of the businesses that were to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of eVentures if the merger took place. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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

Item 6.  Selected Financial Data

                            Year Ended      Year Ended        Year Ended
                          April 30, 2001  April 30, 2000    April 30, 1999

Gross Revenue             $      -         $       -        $       -
Income (loss) from
  continuing operations          -            (1,000)            (470)
Income (loss) from
  continuing operations
  per share                      -                 -                -
Total Assets                     3                 3                3
Long-term Obligations
  and redeemable
  Preferred Stock                -                 -                -
Cash Dividends Per
  Share                          -                 -                -

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

Financial Statements for April 30, 2001, and 2000

Balance Sheet

Statements of Operations

Statements of Changes in Stockholders Equity

Statements of Cash Flows

Notes to Financial Statements

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
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

Larry O'Donnell, CPA, P.C.

May 29, 2001
Aurora, Colorado

                              MALEX, INC.
                    (a development stage company)

                             BALANCE SHEET
                            April 30, 2001

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
  Common stock; number of
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

                                   MALEX, INC.
                         (a development stage company)


                             STATEMENTS OF OPERATIONS
              For the years ended April 30, 2001 and April 30, 2000
          And the period from inception June 24,1987 to April 30, 2002

                                                         June 24, 1987
                                  2001         2000     to April 30, 2001

Income                       $         -    $       -    $       -       		   					$

Expenses - General and
 Administrative                   1,000          1,000       4,262       	      						2,262

Net Income (loss)            $   (1,000)    $   (1,000)  $  (4,262)

Earnings per common
 share*	                               -              -          -

*(less than $0.001
   per share)

Weighted average number
of shares outstanding          8,416,000     8,416,000    28,000,000

The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      For the years ended April 30, 2001, and 2000

                                 Common              Deficit
                                 Stock   Additional  During the
                         Shares   Par    Paid-In     Development Shareholders
                         Issued  Value   Capital     Stage       Equity


Balance at
  April 30,1999       8,416,000  $  168 $  2,097     $ (2,262)   $    3

Net profit (loss)
  for the period ended
  April 30, 2000             -        -       -        (1,000)    (1,000)

Balance at
  April 30, 2000      8,416,000  $  168 $  2,097      $(3,262)   $  (997)

Net profit (loss)
  for the period ended
  April 30, 2001             -       -       -         (1,000)   (1,000)

Balance at
  April 30, 2001     8,416,000   $  168 $  2,097      $(4,262)  $(1,997)



The accompanying notes are an integral part of these financial statements.

                                  MALEX, INC.
                         (a development stage company)

                            STATEMENT OF CASH FLOWS
            For the years ended April 30, 2001 and April 30, 2000
         And the period from inception June 24,1987 to April 30, 2000
457:
                                                                     June 24, 1987
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

Date:     February 18, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/Daniel Wettreich
     Daniel Wettreich, Director;
     President (Principal Executive
     Officer); Treasurer (Principal
     Financial Officer)

Date:	February 18, 2002