Form 10QSB
period 2002-01-31
MALEX INC
filed 2002-03-13
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB



     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  January 31, 2002

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

                                  January 31, 2002 April 30, 2001
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

                            MALEX, INC.
                   (a development stage company)

                      STATEMENTS OF OPERATION

                            (Unaudited)


                                  Nine Months Ended
                                    January 31,
                                 2002           2001


Income                       $       -       $    -

Expenses - General and
  Administrative             $   (1000)      $    -

Net Income (Loss)            $   (1000)      $    -

Earnings per common share*        *               *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding         8,416,000       8,416,000













The accompanying notes are an integral part of these statements.

                            MALEX, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                   Nine Months       Nine Months
                                     Ended              Ended
                                January 31, 2002  January 31, 2001
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 2001.

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

Registrant reported in a 8-K filed on March 8, 2002 a change of control of Registrant. On March 3, 2002, Mick Y. Wettreich transferred by way of gift all his shares in Registrant, comprising 7,781,490 shares, to Daniel Wettreich the President of Registrant. Following this transaction, Daniel Wettreich, Separate Property now owns in excess of 92.64% of the issued and outstanding shares of Registrant's common stock.

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


          Form 8-K filed March 8, 2002 reporting Item 1.





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


Date:  March 13, 2002