Form 10KSB
period 2002-04-30
MALEX INC
filed 2002-07-25
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[x] Annual report under Section 13 or 15 (d) of the  Securities  Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2002
                          --------------

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ________________ to _________________

Commission file number  33-16335
                        --------

                                   MALEX, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                   74-2235008
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

     18170 Hillcrest Road, Suite 100, Dallas, Texas           75252
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                (Zip Code)

     6959 Arapaho, Suite 122, Dallas, Texas                   75248
--------------------------------------------------------------------------------
    (Former Address of Principal Executive Offices)         (Zip Code)

                                 (972) 612-1400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                       --------------------

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

As of April 30, 2002, the aggregate market value of the voting stock hold by non-affiliates was $25,595.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,416,000 at April 30, 2002.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2002 owned 3,576,400 shares representing 81.2% of the issued and outstanding common stock of Wincroft. He also had an indirect interest in 700,000 common stock of Wincroft representing 13.6% of the issued and outstanding common stock of that company. These shares are owned by Camelot Corporation of which company Mr. Wettreich is a Director, and Mr. Wettreich has disclaimed any beneficial interest in these shares.

         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2002 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2002 owned 2,700,000 shares representing 89.15% of the issued and outstanding common stock of Forme. He also had an indirect interest in 292,857 common stock of Forme representing 9.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed any beneficial interest in these shares.

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

Item 2.  Properties

Registrant shares offices at 18170 Hillcrest Road, Suite 100, Dallas, Texas 75252 with an affiliate of its President on an informal basis.

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


Quarter Ending                    Bid                   Ask

April 30, 2002                   .0625                1.0625
January 31, 2002                 .0625                1.0625
October 31, 2001                 .0625                1.0625
July 31, 2001                    .0625                1.0625
April 30, 2001                   .0625                1.0625
January 31, 2001                 .0625                1.0625
October 31, 2000                 .0625                1.0625
July 31, 2000                    .0625                1.0625
April 30, 2000                   .0625                1.0625

As of April 30, 2002, there were 1,061 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6.  Selected Financial Data


                                 Year Ended       Year Ended        Year Ended
                               April 30, 2002   April 30, 2001    April 30, 2000

Gross Revenue                    $        -       $        -        $        -
Income (loss) from
  continuing operations                   -                -            (1,000)
Income (loss) from
  continuing operations
  per share                               -                -                 -
Total Assets                              3                3                 3
Long-term Obligations
  and redeemable
  Preferred Stock                         -                -                 -
Cash Dividends Per
  Share                                   -                -                 -

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

During the year ended April 30, 2002, losses of $0 compared with $0 in 2001 were incurred. The Company has no activities. Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

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

Liquidity and Capital Resources

Registrant is a development-stage company and has not conducted any business operations as yet. The Registrant's cash resources and liquidity are extremely limited. The Registrant has no assets to use as collateral to allow the Registrant to borrow, and there is no available external funding source. If no combination partner can be found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements, bookkeeping and professional fees.

Item 8.  Financial Statement and Supplementary Data

Index to Financial Statements                                   Page
                                                                ----

Report of Independent Certified Public Accountant               F-1

Financial Statements for April 30, 2002, and 2001

Balance Sheet                                                   F-2

Statements of Operations                                        F-3

Statements of Changes in Stockholders Equity                    F-4

Statements of Cash Flows                                        F-5

Notes to Financial Statements                                   F-6 to F-7

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2280 South Xanadu Way
Suite 370
Aurora, Colorado 80014


                          Independent Auditor's Report

Board of Directors and Stockholders
Malex, Inc.

I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2002 and 2001 and for the period from inception June 24, 1987 to April 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2002 and the results of its operations and their cash flows for the years ended April 30, 2002 and 2001, and the period from inception June 24, 1987 to April 30, 2002 in conformity with generally accepted accounting principles in the United States of America.

/s/ Larry O'Donnell, CPA, P.C.
------------------------------
Larry O'Donnell, CPA, P.C.

July 25, 2002

                                   MALEX, INC.
                          (a development stage company)

                                  BALANCE SHEET
                                 April 30, 2002

                                     ASSETS


CURRENT ASSETS

  Cash                                                   $     3
                                                         -------

Total assets                                             $     3
                                                         =======


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities
    Accounts payable - related party                     $ 3,000
                                                         -------

Total Liabilities                                        $ 3,000
                                                         -------

Stockholders' equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding 8,416,000 shares,
  par value $.00002/share                                $   168
Additional paid in capital                               $ 2,097
Deficit accumulated during the development stage         $(5,262)
                                                         -------
Stockholders' Equity                                     $(2,997)
                                                         -------

Total Liabilities and
 Stockholders' Equity                                    $     3
                                                         =======

The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)


                        STATEMENTS OF OPERATIONS For the
                  years ended April 30, 2002 and April 30, 2001
          And the period from inception June 24,1987 to April 30, 2002

                                                               June 24, 1987
                                  2002            2001       to April 30, 2002
                             ------------    ------------    -----------------

Income                       $       --      $       --         $       --

Expenses - General and
 administrative                     1,000           1,000              5,262
                             ------------    ------------       ------------

Net Income (loss)            $     (1,000)   $     (1,000)      $     (5,262)
                             ============    ============       ============

Earnings per common
 share*                              --              --                 --

*(less than $0.001
   per share)

Weighted average number
of shares outstanding           8,416,000       8,416,000         28,000,000


The accompanying notes are an integral part of these financial statements.


                                   MALEX, INC.
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the years ended April 30, 2001, and 2000

                                                                  Deficit
                                Common Stock        Additional  During the
                             Shares        Par       Paid-In    Development  Shareholders
                             Issued       Value      Capital       Stage        Equity
                            ---------   ---------   ---------   -----------  ------------
Balance at April 30,
1998                        8,416,000   $     168   $   2,097    $  (1,795)   $     470

Net profit (loss) for the
period ended April 30,
1999                             --          --          --           (467)        (467)
                            ---------   ---------   ---------    ---------    ---------

Balance at April 30,
1999                        8,416,000   $     168   $   2,097    $  (2,262)   $       3

Net profit (loss) for the
period ended April 30,
2000                             --          --          --         (1,000)      (1,000)
                            ---------   ---------   ---------    ---------    ---------

Balance at April 30,
2000                        8,416,000   $     168   $   2,097    $  (3,262)   $    (997)

Net profit (loss) for the
period ended April 30,
2001                             --          --          --         (1,000)      (1,000)
                            ---------   ---------   ---------    ---------    ---------

Balance at April 30,
2001                        8,416,000   $     168   $   2,097    $  (4,262)   $  (1,997)

Net profit (loss) for the
period ended April 30,
2002                             --          --          --         (1,000)      (1,000)
                            ---------   ---------   ---------    ---------    ---------

Balance at April 30,
2002                        8,416,000   $     168   $   2,097    $  (5,262)   $  (2,997)
                            =========   =========   =========    =========    =========




The accompanying notes are an integral part of these financial statements.


                                   MALEX, INC.
                          (a development stage company)

                         STATEMENT OF CASH FLOWS For the
                  years ended April 30, 2002 and April 30, 2001
          And the period from inception June 24,1987 to April 30, 2002


                                                                     June 24, 1987
                                              2002       2001      to April 30, 2000
                                             -------    -------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $(1,000)   $(1,000)        $(5,262)

(Increase) decrease in:
  Accounts payable - related party             1,000      1,000          (3,000)
                                             -------    -------         -------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          --         --            (2,262)
                                             -------    -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES            --         --              --
                                             -------    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                    --         --             2,265
                                             -------    -------         -------
    NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                          --         --             2,265
                                             -------    -------         -------
NET INCREASE (DECREASE) IN CASH                 --         --                 3

BEGINNING CASH BALANCE                             3          3            --
                                             -------    -------         -------

CASH BALANCE AT APRIL 30                     $     3    $     3         $     3
                                             =======    =======         =======


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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following persons serve as directors and/or officers of the Registrant:


Name                    Age    Position       Period Served      Term Expires
----                    ---    --------       -------------      ------------

Daniel Wettreich        50     President,     June 24, 1987      Next Annual
                               Treasurer,                        Meeting
                               Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in the following public companies Camelot Corporation, Forme Capital, Inc., and Wincroft, Inc. From July 1996 to July 1998 he was a Director of Constable Group plc a United Kingdom company. (1) Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

          (1) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.

Item 11. Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2002. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 2002, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

Name and Address of                  Amount and Nature of           Percent
 Beneficial Owner                    Beneficial Ownership           of Class
 ----------------                    --------------------           --------

Daniel Wettreich                         8,006,490 (1)               92.64%
18170 Hillcrest Road, Suite 100
Dallas, Texas 75252

All Officers and Directors as
a group (1 person)                       8,006,490 (1)               92.64%


     (1) 225,000 of these shares are owned by the wife of Mr. Wettreich. He has disclaimed all beneficial ownership interest in these shares.

Item 13. Certain Relationships and Related Transactions

During April 1998, Mick Y. Wettreich surrendered 24,134,000 Malex shares to the Company for retirement without payment of any compensation.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 2002.

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

(a)(3) Exhibits included herein:     NONE

     Reports on Form 8-K:

                  Report dated March 8, 2002 was filed reporting Item 1 reflecting a change in control of the Registrant.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALEX, INC.
(Registrant)



By:/s/Daniel Wettreich
     Daniel Wettreich, President

Date:    July 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/Daniel Wettreich
     Daniel Wettreich, Director;
     President (Principal Executive
     Officer); Treasurer (Principal
     Financial Officer)

Date:    July 25, 2002