Form 10QSB
period 2002-07-31
MALEX INC
filed 2002-09-11
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2002
                                 -------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________________ to ________________

Commission file number  33-16335
                        --------

                                   MALEX, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                             75-2235008
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                 18170 Hillcrest, Suite 100, Dallas, Texas 75252
                    (Address of Principal Executive Offices)

                                 (972) 612-1400
                (Issuer's Telephone Number, Including Area Code)


            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)
                    6959 Arapaho,Suite 122,Dallas,Texas 75248

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,416,000

                                   MALEX, INC.


                                      INDEX



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

                                   MALEX, INC.
                          (a development stage company)
PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                              July 31, 2002    April 30, 2002
                                             (Unaudited)       (Audited)

  Cash                                       $         3      $         3

Total Assets                                 $         3      $         3


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

  Current Liabilities
     Accounts payable related party          $     3,000      $     2,000
Total Liabilities                            $     3,000      $     2,000

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,416,000 shares, par value
  $0.00002/sh)                                       168              168
Additional Paid in Capital                         2,097            2,097
Retained earnings (deficit)                       (5,262)          (5,262)

Total Stockholders Equity                         (2,997)          (2,997)

Total Liabilities &
Stockholders' Equity                         $         3      $         3




   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                                   Three Months Ended
                                        July 31,
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

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                              Three Months Ended
                                                    July 31,
                                                2002       2001
CASH FLOWS FROM OPERATING
ACTIVITIES:

Cash Received From Customers                  $     -    $     -

Cash Paid to Employees and
  Other Suppliers of Goods
   and Services                                     -          -

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                -          -

NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES                                -          -

NET CASH PROVIDED (USED) BY
FINANCIAL ACTIVITIES                                -          -

NET INCREASE (DECREASE) IN CASH                     -          -

BEGINNING CASH BALANCE                              3          3

CASH BALANCE AT END OF PERIOD                 $     3    $     3






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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-K for the year ended April 30, 2002.

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

Liquidity and Capital Resources

Registrant is a development-stage company and has not conducted any business operations as yet. The Registrant's cash resources and liquidity are extremely limited. The Registrant has no assets to use as collateral to allow the Registrant to borrow, and there is no available external funding source . If no combination partner can be found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements, bookkeeping and professional fees.

                           PART II. OTHER INFORMATION

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act,the undersigned officer certifys that-

(1) the signing officer has reviewed the report;

(2) based on the officer's knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on such officer's knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report;

(4) the signing officer--

(A) is responsible for establishing and maintaining internal controls;

(B) has designed such internal controls to ensure that material information relating to the issuer is made known to the officer particularly during the period in which the periodic reports are being prepared;

(C) has evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

(D) has presented in the report his conclusions about the effectiveness of the internal controls based on his evaluation as of that date;

(5) has disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)-

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) the signing officer has indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6.   Exhibits and Reports on Form 8-K

           NONE



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                             MALEX, INC.
                                             (Registrant)


                                             By:  /s/ Daniel Wettreich
                                                -------------------------
                                                Daniel Wettreich,
                                                President

Date: September 13, 2002