Form 10QSB
period 2002-10-31
MALEX INC
filed 2002-12-13
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002
                               ----------------

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

                                  MALEX, INC.
                         (a development stage company)
PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS                                  October 31,   April 30,
                                                   2002          2002
                                                (Unaudited)   (Audited)

  Cash                                           $       3    $       3

     Total Assets                                $       3    $       3


                      LIABILITIES AND STOCKHOLDERS ' EQUITY


LIABILITIES

  Current Liabilities
  Accounts payable related party                 $   5,050    $   2,000
     Total Liabilities                           $   5,050    $   2,000

  Stockholders' Equity:
    Common stock (number of
     shares authorized 75,000,000,
     issued and outstanding
     8,416,000 shares, par value
     $0.00002/sh)                                      168          168
  Additional Paid in Capital                         2,097        2,097
  Retained earnings (deficit)                       (7,312)      (5,262)

     Total Stockholders Equity                      (5,047)      (2,997)

Total Liabilities &
Stockholders' Equity                             $       3    $       3




The accompanying notes are an integral part of these financial statements.

                                  MALEX, INC.
                         (a development stage company)

                            STATEMENTS OF OPERATION

                                  (Unaudited)


                                         Six Months Ended
                                            October 31,
                                         2002         2001


Income                                $     --     $     --

Expenses - General and
  Administrative                      $    2,050         --

Net Income (Loss)                     $   (2,050)        --

Earnings per common share*                   *            *

*(less than $0.001 per
share)

Weighted average number of
  shares outstanding                   8,416,000    8,416,000








The accompanying notes are an integral part of these statements.

                                  MALEX, INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                     Six Months Ended
                                        October 31,
                                     2002        2001

CASH FLOWS FROM OPERATING
ACTIVITIES:

Cash Received From Customers      $      --   $      --

Cash Paid to Employees and
  Other Suppliers of Goods
    and Services                         --          --

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                     --          --

NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES                     --          --

NET CASH PROVIDED (USED) BY
FINANCIAL ACTIVITIES                     --          --

NET INCREASE (DECREASE) IN CASH          --          --

BEGINNING CASH BALANCE                    3           3

CASH BALANCE AT END OF PERIOD     $       3   $       3






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



                                          MALEX, INC.
                                          (Registrant)


                                          By: /s/ Daniel Wettreich
                                          ------------------------
                                          Daniel Wettreich,
                                          President

Date: December 13, 2002