Form 10QSB
period 2003-01-31
MALEX INC
filed 2003-03-13
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

          Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended  January 31, 2003

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

                18170 Hillcrest, Suite 100, Dallas, Texas, 75252
                    (Address of Principal Executive Offices)

                                 (972) 612 1400
                (Issuer's Telephone Number, Including Area Code)



              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)
                  6959 Arapaho, Suite 100, Dallas Texas 75248


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

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                       January 31, 2003    April 30, 2002
                                          (Unaudited)         (Audited)

  Cash                                    $        3         $        3

Total Assets                              $        3         $        3


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                       $    5,050         $    3,000

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,400,000 shares, par value
  $.00002/sh)                                    168                168

Additional paid in capital                     2,097              2,097

Deficit accumulated during
   the development stage                      (7,312)            (5,262)
Stockholders Equity                           (5,047)            (2,997)

Total Liabilities &
Stockholders' Equity                      $        3         $        3




   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)



                               Three Months Ended         Nine Months Ended
                                   January 31,               January 31,
                                2003         2002         2003         2002


Income                       $     --     $     --     $     --      $    --


Expenses - General and
  Administrative             $     --     $     --     $    2,050    $   1,000

Net Income (Loss)            $     --     $     --     $   (2,050)   $   (1000)

Earnings per common share*            *            *            *            *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding          8,416,000    8,416,000












        The accompanying notes are an integral part of these statements.

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                   Nine Months          Nine Months
                                     Ended                Ended
                                January 31, 2003     January 31, 2002
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

PART II - OTHER INFORMATION

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


Date:  March 13, 2003