Form 10KSB
period 2003-04-30
MALEX INC
filed 2003-07-24
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[x] Annual report under Section 13 or 15 (d) of the  Securities  Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2003
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

         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                        -------------------
               None                                       None

Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer:(1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for past 90 days.
[x]  Yes [ ]  No

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

As of April 30, 2003, the aggregate market value of the voting stock hold by non-affiliates was $25,595.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,416,000 at April 30, 2003.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2003 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

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

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2002 owned 2,992,968 shares representing 98.8% of the issued and outstanding common stock of Forme.

The Registrant has had no success in finding companies with which to merge,during the past three years. The basis on which future decisions to merge with any blind pool company associated with Mr.Daniel Wettreich will be the opinion of Mr.Wettreich regarding primarily the quality of the businesses that were to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of the blind pool company if the merger occured. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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


Quarter Ending                    Bid                   Ask

April 30, 2003                   .06                  0.55
January 31, 2003                 .06                  0.55
October 31, 2002                 .06                  0.55
July 31, 2002                    .06                  0.55
April 30, 2002                   .06                  0.55
January 31, 2002                 .0625                1.0625
October 31, 2001                 .0625                1.0625
July 31, 2001                    .0625                1.0625
April 30, 2001                   .0625                1.0625

As of April 30, 2003,there were 1,061 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6.  Selected Financial Data


                                 Year Ended       Year Ended       Year Ended
                               April 30, 2003   April 30, 2002   April 30,2001

Gross Revenue                    $        -       $        -       $       -
Income (loss) from
  continuing operations              (2,050)          (1,000)         (1,000)
Income (loss) from
  continuing operations
  per share                               -                -               -
Total Assets                              3                3               3
Long-term Obligations
  and redeemable
  Preferred Stock                         -                -               -
Cash Dividends Per
  Share                                   -                -               -



Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

During the year ended April 30, 2003, losses of $2,050 compared with $1,000 in 2002 were incurred. The Company has no activities. Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

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

Liquidity and Capital Resources

Registrant is a development-stage company and has not conducted any business operations as yet. The Registrant's cash resources and liquidity are extremely limited. The Registrant has no assets to use as collateral to allow the Registrant to borrow, and there is no available external funding source. If no combination partner can be found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements,bookkeeping and professional fees.

Item 8.  Financial Statement and Supplementary Data

Index to Financial Statements

Report of Independent Certified Public Accountant

Financial Statements for April 30, 2003, and 2002

Balance Sheet

Statements of Operations

Statements of Changes in Stockholders Equity

Statements of Cash Flows

Notes to Financial Statements

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014


                          Independent Auditor's Report

Board of Directors and Stockholders
Malex, Inc.

I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2003 and the results of its operations and their cash flows for the years ended April 30, 2003 and 2002 in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

July 7, 2003

                                   MALEX, INC.
                                  BALANCE SHEET
                                 April 30, 2003

                                     ASSETS





CURRENT ASSETS

  Cash                                          $       3
                                                ---------

Total assets                                    $       3
                                                =========


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities
    Accounts payable - related party            $   5,050
                                                ---------

Total Liabilities                               $   5,050
                                                ---------

Stockholders' equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding 8,416,000 shares,
  par value $.00002/share                       $     168
Additional paid in capital                      $   2,097
Accumulated deficit                             $  (7,312)
                                                ---------
Stockholders' Equity                            $  (5,047)
                                                ---------

Total Liabilities and
 Stockholders' Equity                           $       3
                                                =========

The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                            STATEMENTS OF OPERATIONS
              For the years ended April 30, 2003 and April 30, 2002



                                                 2003           2002

Income                                       $      --      $      --

Expenses - General and
 administrative                                    2,050          1,000
                                             -----------    -----------


Net Income (loss)                            $    (2,050)   $    (1,000)
                                             ===========    ===========

Earnings per common
 share*                                             --             --

*(less than $0.001
   per share)

Weighted average number
of shares outstanding                          8,416,000      8,416,000









The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                        STATEMENTS OF ACCUMULATED DEFICIT
                       Years Ended April 30, 2003 and 2002


                                               2003         2002
                                               ----         ----

Balance, May 1                              $  (5,262)   $  (4,262)

Net income (loss)                              (2,050)      (1,000)
                                            ---------    ---------

Balance, April 30                           $  (7,312)   $  (5,262)
                                            =========    =========










The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                             STATEMENT OF CASH FLOWS
              For the years ended April 30, 2003 and April 30, 2002



                                                   2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        $  (2,050)   $  (1,000)

 (Increase) decrease in:
   Accounts payable - related party                 2,050        1,000
                                                ---------    ---------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                               --           --
                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                 --           --
                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                         --           --
                                                ---------    ---------

    NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                               --           --
                                                ---------    ---------
NET INCREASE (DECREASE) IN CASH                      --           --

BEGINNING CASH BALANCE                                  3            3
                                                ---------    ---------

CASH BALANCE AT APRIL 30                        $       3    $       3
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

Income Taxes

The Company has incurred approximately $7,000 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, a deferred tax asset of approximately $1,000 has been offset by a valuation allowance.

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

Related Party Transactions

The Company has an account payable to a related party which has paid its operating expenses.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following persons serve as directors and/or officers of the Registrant:


Name                    Age    Position       Period Served      Term Expires
----                    ---    --------       -------------      ------------

Daniel Wettreich        51     President,     June 24, 1987      Next Annual
                               Treasurer,                        Meeting
                               Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in the following public companies; Camelot Corporation, Forme Capital, Inc., and Wincroft, Inc.



Item 11. Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2003. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 2003, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 2003.

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

(a)(3) Exhibits included herein:     NONE

     Reports on Form 8-K:

                 NONE

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act,the undersigned officer certifies that-

(1) the signing officer has reviewed the report;

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

Date:    July 23, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/Daniel Wettreich
     Daniel Wettreich, Director;
     President (Principal Executive
     Officer); Treasurer (Principal
     Financial Officer)

Date:    July 23, 2003