Form 10QSB
period 2003-07-31
MALEX INC
filed 2003-09-11
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

      Quarterly  report under Section 13, or 15 (d) of the Securities Exchange
       Act of 1934

     For the quarterly period ended  July 31, 2003

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

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                     July 31, 2003    April 30, 2003
                                      (Unaudited)       (Audited)

  Cash                                 $       3        $       3

Total Assets                           $       3        $       3


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                    $   5,050        $   5,050

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,400,000 shares, par value
  $.00002/sh)                                168              168

Additional paid in capital                 2,097            2,097

Deficit accumulated during
   the development stage                  (7,312)          (7,312)
Stockholders Equity                       (5,047)          (5,047)

Total Liabilities &
Stockholders' Equity                   $       3        $       3




The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                                Three Months Ended    Three Months Ended
                                     July 31,              July 31,
                                       2003                  2002


Income                              $        -            $        -


Expenses - General and
  Administrative                    $        -            $        -

Net Income (Loss)                   $        -            $        -

Earnings per common share*                *                     *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding                 8,416,000             8,416,000













The accompanying notes are an integral part of these statements.

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                    Three Months      Three Months
                                       Ended             Ended
                                   July 31, 2003     July 31, 2002
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 2003.

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


Date: September 10, 2003