Form 10QSB
period 2003-10-31
MALEX INC
filed 2003-12-12
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2003

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

                                   MALEX, INC.



                                    I N D E X



                                                          Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Balance Sheets                           3

                    Statements of Operations                 4

                    Statements of Cash Flows                 6

                    Notes to Financial
                    Statements (unaudited)                   7

          Item 2.   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                               7

Part II   OTHER INFORMATION                                  8

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                  October 31, 2003       April 30, 2003
                                    (Unaudited)            (Audited)

  Cash                              $        3            $        3

Total Assets                        $        3            $        3


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                 $    6,000            $    5,050

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,400,000 shares, par value
  $.00002/sh)                              168                   168

Additional paid in capital               2,097                 2,097

Deficit accumulated during
   the development stage                (8,262)               (7,312)
Stockholders Equity                     (5,997)               (5,047)

Total Liabilities &
Stockholders' Equity                $        3            $        3




The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)



                               Three Months Ended   Three Months Ended
                                   October 31,          October 31,
                                       2003                 2002


Income                             $         -          $         -


Expenses - General and
  Administrative                   $       950          $     2,050

Net Income (Loss)                  $      (950)         $    (2,050)

Earnings per common share*                   *                    *

*(less than $0.001 per share)

Weighted average number of
  shares outstanding                 8,416,000            8,416,000

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                              Six Months Ended     Six Months Ended
                                 October 31,          October 31,
                                    2003                 2002


Income                          $         -          $         -


Expenses - General and
  Administrative                $       950          $     2,050

Net Income (Loss)               $      (950)         $    (2,050)

Earnings per common share*                *                    *

*(less than $0.001 per share)

Weighted average number of
  shares outstanding              8,416,000            8,416,000














The accompanying notes are an integral part of these statements.

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS



                                   Six Months            Six Months
                                     Ended                 Ended
                                October 31, 2003      October 31, 2002
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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended October 31, 2003 showed a loss of $(950) compared with $(2,050)for the previous year. This was due to general and administrative expenses for the period of $(950) compared with $(2,050).

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



                                           MALEX, INC.
                                           (Registrant)



                                           By:  /s/ Daniel Wettreich
                                           ---------------------------
                                           DANIEL WETTREICH, PRESIDENT


Date: December 12, 2003