Form 10QSB/A
period 2003-10-31
MALEX INC
filed 2003-12-17
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A



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

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
             or Rule 15d-14(a).

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
             or Rule 15d-14(a).

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)
             or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)
             or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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


Date: December 17, 2003