Form 10QSB
period 2004-01-31
MALEX INC
filed 2004-03-15
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended January 31, 2004

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

                                 January 31, 2004        April 30, 2003
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

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)



                               Three Months Ended   Three Months Ended
                                   January 31,          January 31,
                                       2004                 2003


Income                             $         -          $         -


Expenses - General and
  Administrative                   $         -          $     2,050

Net Income (Loss)                  $         -          $    (2,050)

Earnings per common share*                   *                    *

*(less than $0.001 per share)

Weighted average number of
  shares outstanding                 8,416,000            8,416,000

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                              Nine Months Ended    Nine Months Ended
                                 January 31,          January 31,
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

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS



                                  Nine Months           Nine Months
                                     Ended                 Ended
                                January 31, 2004      January 31, 2003
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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended January 31, 2004 showed a loss of $(950) compared with $(2,050)for the previous year. This was due to general and administrative expenses for the period of $(950) compared with $(2,050).

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


Date: March 15, 2004