Form 10KSB
period 2004-04-30
MALEX INC
filed 2004-07-29
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[x] Annual report under Section 13 or 15 (d) of the  Securities  Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2004
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

         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                       ---------------------
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

As of April 30, 2004, the aggregate market value of the voting stock hold by non-affiliates was $63,987.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,416,000 at April 30, 2004.

Documents Incorporated by Reference.    None


Item 1.  Business

Malex, Inc. (Registrant) was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. and on December 9, 1987 all Registrant's issued shares were distributed to Forme stockholders. Registrant has no operations or substantial assets, and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. Existing shareholders of Registrant will, in all probability, experience significant dilution of their ownership of Registrant and should experience an appreciation in the net book value per share. Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community. Management intends to seek out business combination partners by way of its business contacts, including possible referrals from the Registrant's accountants and attorneys, and may possibly utilize the services of a business broker.

Registrant is now seeking an acquisition and/or merger transaction, and is effectively a blind pool company.

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2004 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2004 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2004 owned 2,992,968 shares representing 98.8% of the issued and outstanding common stock of Forme.

The Registrant has had no success in finding companies with which to merge during the past three years. The basis on which future decisions to merge with any blind pool company associated with Mr.Daniel Wettreich will be the opinion of Mr.Wettreich regarding primarily the quality of the businesses that were to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of the blind pool company if the merger occured. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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


Quarter Ending                   Bid                   Ask
--------------                   ----                  ---

April 30,2004                    .20                  0.20
January 31,2004                  .20                  0.20
October 31,2003                  .20                  0.20
July 31,2003                     .20                  0.20
April 30, 2003                   .06                  0.55
January 31, 2003                 .06                  0.55
October 31, 2002                 .06                  0.55
July 31, 2002                    .06                  0.55
April 30, 2002                   .06                  0.55

As of April 30, 2004,there were 1,061 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6.  Selected Financial Data


                                 Year Ended       Year Ended       Year Ended
                               April 30, 2004   April 30, 2003   April 30,2002
                               --------------   --------------   -------------

Gross Revenue                    $        -       $        -       $       -
Income (loss) from
  continuing operations                (950)          (2,050)         (1,000)
Income (loss) from
  continuing operations
  per share                               -                -               -
Total Assets                              3                3               3
Long-term Obligations
  and redeemable
  Preferred Stock                         -                -               -
Cash Dividends Per
  Share                                   -                -               -



Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

During the year ended April 30, 2004, losses of $950 compared with $2,050 in 2003 were incurred. The Company has no activities. Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

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

Item 8.  Financial Statement and Supplementary Data

Index to Financial Statements

Report of Independent Certified Public Accountant                           F-1

Financial Statements for April 30, 2004, and 2003

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

2228 South Fraser Street                                Telephone (303) 745-4545
Unit 1
Aurora, Colorado    80014


                          Independent Auditor's Report

Board of Directors and Stockholders
Malex, Inc.

I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2004 and the results of its operations and their cash flows for the years ended April 30, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

July 26, 2004

                                   MALEX, INC.
                                  BALANCE SHEET
                                 April 30, 2004

                                     ASSETS




CURRENT ASSETS

  Cash                                                 $       3
                                                       ---------

Total assets                                           $       3
                                                       =========


                      LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities
    Accounts payable - related party                   $   6,000
                                                       ---------

Total Liabilities                                      $   6,000
                                                       ---------

Stockholders' equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding 8,416,000 shares,
  par value $.00002/share                              $     168
Additional paid in capital                             $   2,097
Accumulated deficit                                    $  (8,262)
                                                       ---------
Stockholders' Equity                                   $  (5,997)
                                                       ---------

Total Liabilities and
 Stockholders' Equity                                  $       3
                                                       =========

The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                            STATEMENTS OF OPERATIONS
              For the years ended April 30, 2004 and April 30, 2003



                                          2004           2003

Income                                $      --      $      --

Expenses - General and
 administrative                               950          2,050
                                      -----------    -----------

Net Income (loss)                     $      (950)   $    (2,050)
                                      ===========    ===========

Earnings per common
 share*                                      --             --

*(less than $0.001
   per share)

Weighted average number
of shares outstanding                   8,416,000      8,416,000





The accompanying notes are an integral part of these financial statements.
                                       F-3

                                   MALEX, INC.
                        STATEMENTS OF ACCUMULATED DEFICIT
                           Years Ended April 30, 2004

                                              2004           2003

Balance, May 1                            $    (7,312)   $    (5,262)

Net income (loss)                                (950)        (2,050)
                                          -----------    -----------

Balance, April 30                         $    (8,262)   $    (7,312)
                                          ===========    ===========











The accompanying notes are an integral part of these financial statements.
                                       F-4

                                   MALEX, INC.
                             STATEMENT OF CASH FLOWS
              For the years ended April 30, 2004 and April 30, 2003



                                                2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $      (950)   $    (2,050)

(Increase) decrease in:
  Accounts payable - related party                  950          2,050
                                            -----------    -----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                             --             --
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES               --             --
                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                         --             --
                                            -----------    -----------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                             --             --
                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                    --             --

BEGINNING CASH BALANCE                                3              3

CASH BALANCE AT APRIL 30                    $         3    $         3

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following persons serve as directors and/or officers of the Registrant:


Name                    Age    Position       Period Served      Term Expires
----                    ---    --------       -------------      ------------

Daniel Wettreich        52     President,     June 24, 1987      Next Annual
                               Treasurer,                        Meeting
                               Director


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

(a)(3) Exhibits included herein:     NONE

     Reports on Form 8-K:

                 NONE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees. O'Donnell billed for the following professional services:
$950 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2004.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALEX, INC.
(Registrant)



By: /s/ Daniel Wettreich
   --------------------------------
     Daniel Wettreich, President

Date:    July 28, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Daniel Wettreich
   --------------------------------
     Daniel Wettreich, Director;
     President (Principal Executive
     Officer); Treasurer (Principal
     Financial Officer)

Date:    July 28, 2004