Form 10QSB
period 2004-07-31
MALEX INC
filed 2004-09-09
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

    X Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2004

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

                                   MALEX, INC.
                          (a development stage company)

PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                   July 31, 2004  April 30, 2004
                                                    (Unaudited)      (Audited)

  Cash                                               $      3        $      3

Total Assets                                         $      3        $      3


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                                  $  6,000        $  6,000

Stockholders' Equity:
  Common stock (number of shares
   authorized 75,000,000, issued and
   outstanding 8,400,000 shares, par
   value $.00002/sh)                                      168             168

Additional paid in capital                              2,097           2,097

Deficit accumulated during the development stage       (8,262)         (8,262)
Stockholders Equity                                    (5,997)         (5,997)

Total Liabilities & Stockholders' Equity             $      3        $      3




The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                              Three Months Ended    Three Months Ended
                                 July 31, 2004         July 31, 2003


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

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                    Three Months Ended    Three Months Ended
                                       July 31, 2004         July 31, 2003

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 2004.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. The three months ended July 31, 2004 showed a loss of $0 compared with $0. General and administrative expenses for the three month period were $(0) compared with $(0).

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


Date: September 9, 2004