Form 10QSB
period 2004-10-31
MALEX INC
filed 2004-11-24
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

   [X] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2004

   [ ]       Transition report under Section 13 or 15 (d) of the Exchange Act


       For the transition period from ________________ to ________________


                         Commission file number 33-16335
                                                --------

                                   MALEX, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                   Delaware                                75-2235008
      -------------------------------                  ----------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                18170 Hillcrest, Suite 100, Dallas, Texas, 75252
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 612 1400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.    Yes     No
                                                               ---     ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.     Yes     No
                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
8,416,000

                                   MALEX, INC.



                                    I N D E X



                                                                       Page No.
                                                                       --------

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

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                   October 31, 2004   April 30, 2004
                                      (Unaudited)        (Audited)
                                     ------------      ------------

  Cash                               $          3      $          3

Total Assets                         $          3      $          3

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                  $      6,950      $      6,000

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,400,000 shares, par value
  $.00002/sh)                                 168               168

Additional paid in capital                  2,097             2,097

Deficit accumulated during
   the development stage                   (9,212)           (8,262)
Stockholders Equity                        (6,947)           (5,997)

Total Liabilities &
Stockholders' Equity                 $          3      $          3




   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)



                             Six Months Ended    Six Months Ended
                                October 31,        October 31,
                                   2004                2003
                                -----------        -----------

Income                          $      --          $      --


Expenses - General and
  Administrative                $       950        $       950

Net Income (Loss)               $      (950)       $      (950)

Earnings per common share*                *                  *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding              8,416,000          8,416,000









        The accompanying notes are an integral part of these statements.

                                  MALEX, INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                            Six Months Ended    Six Months Ended
                                            October 31, 2004    October 31, 2003
                                            ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $      (950)        $      (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses               950                 950

  Net cash used by operating activities              --                  --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities           --                  --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities          --                  --




NET INCREASE (DECREASE) IN CASH                      --                  --

BEGINNING CASH BALANCE                                  3                   3

CASH BALANCE AT END OF PERIOD                 $         3         $         3






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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended October 31, 2004 showed a loss of $(950) compared with $(950)for the previous year.

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

                    PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

           3(1)  Articles of Incorporation:
                    Incorporated by reference to Registration Statement filed on April 10, 1987; File No. 33-10894

           3(2)  Bylaws: Incorporated by reference as immediately above.

           31(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a):

           31(2) Certification of Chief Financial Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a).

           32(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32(2) Certification of Chief Financial Officer Pursuant to
                 Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)  Reports on Form 8-K: NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                          MALEX, INC.
                                          (Registrant)



                                          By:   /s/ Daniel Wettreich
                                          --------------------------
                                          DANIEL WETTREICH, PRESIDENT


Date: November 22, 2004