Form 10QSB
period 2005-01-31
MALEX INC
filed 2005-03-10
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2004

   [ ]      Transition report under Section 13 or 15 (d) of the Exchange Act

               For the transition period from __________ to______


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

                                     January 31, 2005     April 30, 2004
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

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                            Three Months Ended    Three Months Ended
                                January 31,          October 31,
                                   2005                  2004


Income                         $      --             $      --


Expenses - General and
  Administrative               $      --             $       950

Net Income (Loss)              $      --             $      (950)

Earnings per common share*               *                     *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding             8,416,000             8,416,000

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                              Nine Months Ended    Nine Months Ended
                                 October 31,          October 31,
                                    2005                 2004


Income                          $      --            $      --


Expenses - General and
  Administrative                $       950          $       950

Net Income (Loss)               $      (950)         $      (950)

Earnings per common share*                *                    *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding              8,416,000            8,416,000












        The accompanying notes are an integral part of these statements.

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                              Nine Months        Nine Months
                                                Ended              Ended
                                           January 31, 2005   January 31, 2004


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended January 31, 2005 showed a loss of $(950) compared with $(950)for the previous year.

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

                           PART II. OTHER INFORMATION

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

           31(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a).

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


Date: March 9, 2005