Form 10KSB
period 2005-04-30
MALEX INC
filed 2005-07-26
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[x] Annual report under Section 13 or 15 (d) of the  Securities  Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2005
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

As of April 30, 2005, the aggregate market value of the voting stock hold by non-affiliates was $143,328.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,416,000 at April 30, 2005.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2005 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2005 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2005 owned 11,824,200 shares representing 93.0% of the issued and outstanding common stock of Forme.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Registrant's common stock is traded on the OTC Bulletin Board (symbol MLEX.OB) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters since for the Registrants previous two fiscal years. The quotations are taken from the "pink sheets" of the National Quotation Bureau and the OTC Bulletin Board data available on the Internet are shown below. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ending                   Bid                   Ask
--------------                   ----                  ---

April 30,2005                    0.51                  0.51
January 31,2004                  0.51                  0.51
October 31,2004                  0.08                  0.08
July 31,2004                     0.08                  0.08
April 30,2004                    0.20                  0.20
January 31,2004                  0.20                  0.20
October 31,2003                  0.20                  0.20
July 31,2003                     0.20                  0.20
April 30, 2003                   0.06                  0.55

As of April 30, 2005,there were 1,061 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Selected Financial Data


                                 Year Ended       Year Ended       Year Ended
                               April 30, 2005   April 30, 2004   April 30,2003
                               --------------   --------------   -------------

Gross Revenue                   $         -      $         -      $         -
Income (loss) from
  continuing operations              (1,100)            (950)          (2,050)
Income (loss) from
  continuing operations
  per share                               -                -                -
Total Assets                              3                3                3
Long-term Obligations
  and redeemable
  Preferred Stock                         -                -                -
Cash Dividends Per
  Share                                   -                -                -


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations

During the year ended April 30, 2005, losses of $1,100 compared with $950 in 2004 were incurred. The Company has no activities. Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

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

Item 7.  Financial Statement and Supplementary Data

Index to Financial Statements

Report of Independent Certified Public Accountant
Comiskey and Company, PC for April 30, 2005                                 F-1
Larry O'Donnell, CPA, PC for April 30, 2004                                 F-2

Financial Statements for April 30, 2005, and 2004

Balance Sheet                                                               F-3

Statements of Operations                                                    F-4

Statements of Changes in Stockholders Equity                                F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                        F-7 to F-8

                           Comiskey and Company, PC

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203


             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Malex, Inc.

We have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2005 and the results of its operations and it's cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Comiskey and Company
PROFESSIONAL CORPORATION
July 18, 2005

                           Larry O'Donnell, CPA, PC

2228 South Fraser Street                                Telephone (303) 745 4545
Unit 1
Aurora, Colorado, 80014


             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Malex, Inc.

I have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2004 (not separately presented) and the related statements of operations, accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position (not separately presented) of Malex, Inc. as of April 30, 2004 and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, PC

July 26, 2004

                                   MALEX, INC.
                                  BALANCE SHEET
                                 April 30, 2005

                                     ASSETS




CURRENT ASSETS

  Cash                                                $       3
                                                      ---------

Total assets                                                  3
                                                      =========


                       LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities
    Accounts payable - related party                  $   7,100
                                                      ---------

Total Liabilities                                         7,100
                                                      ---------

Stockholders' equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding 8,416,000 shares,
  par value $.00002/share                             $     168
Additional paid in capital                                2,097
Accumulated deficit                                      (9,362)
                                                      ---------
Stockholders' Equity (Deficit)                        $  (7,097)
                                                      ---------

Total Liabilities and
 Stockholders' Equity                                 $       3
                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                            STATEMENTS OF OPERATIONS
              For the years ended April 30, 2005 and April 30, 2004



                                          2005           2004

Income                                $      --      $      --

Expenses - General and
 administrative                             1,100            950
                                      -----------    -----------

Net Income (loss)                     $    (1,100)   $      (950)
                                      ===========    ===========

Earnings per common
 share*                                      --             --

*(less than $0.001
   per share)

Weighted average number
of shares outstanding                   8,416,000      8,416,000





   The accompanying notes are an integral part of these financial statements.
                                       F-4

                                   MALEX, INC.
                        STATEMENTS OF ACCUMULATED DEFICIT
                       Years Ended April 30, 2005 and 2004


                                    2005           2004

Balance, May 1                  $    (8,262)   $    (7,312)

Net income (loss)                    (1,100)          (950)
                                -----------    -----------

Balance, April 30               $    (9,362)   $    (8,262)
                                ===========    ===========











   The accompanying notes are an integral part of these financial statements.
                                       F-5

                                   MALEX, INC.
                             STATEMENT OF CASH FLOWS
              For the years ended April 30, 2005 and April 30, 2004



                                              2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $   (1,100)   $     (950)

(Increase) decrease in:
  Accounts payable - related party              1,100           950
                                           ----------    ----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                           --            --
                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES             --            --
                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                       --            --
                                           ----------    ----------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                           --            --
                                           ----------    ----------

NET INCREASE (DECREASE) IN CASH                  --            --

BEGINNING CASH BALANCE                              3             3

CASH BALANCE AT APRIL 30                   $        3    $        3


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

Income Taxes

The Company has incurred approximately $9,000 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, a deferred tax asset of approximately $2,000 has been offset by a valuation allowance.

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

Related Party Transactions

The Company has an account payable to it's President which has paid its operating expenses. The company also shares office space with an affiliated entity for no consideration, however, the value is considered immaterial.

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

Recently issued accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS
123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

We are evaluating the impact of adopting SFAS 123R and expect that we will not record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition, results of operations, and cash flows. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.

Item 8.    Disagreements on Accounting and Financial Disclosure
           ----------------------------------------------------

During the past three years, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Change in Independent Accountants

     On May 13, 2005, Registrant dismissed Larry O'Donnell CPA, P.C. ("O'Donnell") as its principal accountant. Such action had been previously approved by the Registrant's Board of Directors. O'Donnell's reports on the financial statements of the Company for the two most recent fiscal years ended April 30,2004 and April 30,2003 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. O'Donnell had been appointed as auditor of the corporation on May 12,1998. From the time of O'Donnell's appointment as the Company's auditor through the date of this report, there have been no disagreements with O'Donnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of O'Donnell, would have caused O'Donnell to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of this report there have been no reportable events.

     On May 13, 2005, the Registrant retained Comiskey & Company, P.C. as the Company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended March 31, 2005. This action was previously approved by the Registrant's Board of Directors.


Item 8A.    Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

The following persons serve as directors and/or officers of the Registrant:


Name                    Age    Position       Period Served      Term Expires
----                    ---    --------       -------------      ------------

Daniel Wettreich        53     President,     June 24, 1987      Next Annual
                               Treasurer,                        Meeting
                               Director


Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in the following public companies; Camelot Corporation, Forme Capital, Inc., and Wincroft, Inc.


Item 10. Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2005. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 2005, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

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

Item 12. Certain Relationships and Related Transactions

During April 1998, Mick Y. Wettreich surrendered 24,134,000 Malex shares to the Company for retirement without payment of any compensation.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 2005.

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

(a)(3) Exhibits included herein:     NONE

     Reports on Form 8-K:May 13,1005 reporting Item 4.01

                 NONE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General.  Comiskey and  Company,  PC  ("Comiskey")  is the  Company's  principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:
$1,200 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2005.

The Company's previous auditor, Larry O'Donnell, CPA, PC billed for the following professional services: $950 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2004, $150 for the review of the quarterly financial statements of the Company for the quarters ended July 31, 2004;October 31, 2004 and January 31, 2005.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALEX, INC.
(Registrant)



By: /s/ Daniel Wettreich
   --------------------------------
     Daniel Wettreich, President

Date:    July 25, 2005


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

Date:    July 25, 2005