Form 10QSB
period 2005-07-31
MALEX INC
filed 2005-09-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2005

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

                                   MALEX, INC.



                                    I N D E X



                                                                       Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Condensed Balance Sheets (unaudited)                  3

                    Statements of Operations                              4

                    Statements of Cash Flows                              5

                    Notes to Financial Statements (unaudited)             6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   6

Part II   OTHER INFORMATION                                               7

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                       July 31, 2005   April 30, 2005
                                        (Unaudited)      (Audited)


  Cash                                  $         3      $         3

Total Assets                            $         3      $         3


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                     $     7,859      $     7,100

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,416,000 shares, par value
  $.00002/sh)                                   168              168

Additional paid in capital                    2,097            2,097

Deficit accumulated during
   the development stage                    (10,121)          (9,362)
Stockholders Equity                          (7,856)          (7,097)

Total Liabilities &
Stockholders' Equity                    $         3      $         3


   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                             Three Months Ended    Three Months Ended
                                  July 31,              July 31,
                                    2005                  2004


Income                          $      --             $      --


Expenses - General and
  Administrative                $       759           $       950

Net Income (Loss)               $      (759)          $      (950)

Earnings per common share*                *                     *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding              8,416,000             8,416,000

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                Three Months    Three Months
                                                   Ended           Ended
                                               July 31, 2005   July 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   (759)       $   (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses               759             950

  Net cash used by operating activities              --              --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities           --              --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities          --              --




NET INCREASE (DECREASE) IN CASH                      --              --

BEGINNING CASH BALANCE                                  3               3

CASH BALANCE AT END OF PERIOD                    $      3        $      3





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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 2005.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended July 31, 2005 showed a loss of $(759) compared with $(950)for the previous year.

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

               (b)  Reports on Form 8-K
                    Two Form 8-K's were filed on May 13, 2005 and June 1, 2005.



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


Date: September 14, 2005