Form 10QSB
period 2005-10-31
MALEX INC
filed 2005-12-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2005

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

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No

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

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                          October 31, 2005    April 30, 2005
                                            (Unaudited)          (Audited)
                                             ---------          ----------


  Cash                                       $       3          $        3

Total Assets                                 $       3          $        3


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                          $   7,859          $    7,100

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,400,000 shares, par value
  $.00002/sh)                                      168                 168

Additional paid in capital                       2,097               2,097

Deficit accumulated during
   the development stage                       (10,121)             (9,362)
Stockholders Equity                             (7,856)             (7,097)

Total Liabilities &
Stockholders' Equity                         $       3          $        3





   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                                      Six Months Ended    Six Months Ended
                                        October 31,         October 31,
                                            2005                2004
                                        -----------         -----------

Income                                  $      --           $      --


Expenses - General and
  Administrative                        $       759         $       950

Net Income (Loss)                       $      (759)        $      (950)

Earnings per common share*                        *                   *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding                      8,416,000           8,416,000

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                                    Three Months Ended   Three Months Ended
                                        October 31,          October 31,
                                            2005                 2004
                                        -----------          -----------


Income                                  $      --            $      --


Expenses - General and
  Administrative                        $      --            $      --

Net Income (Loss)                       $      --            $      --

Earnings per common share*                        *                    *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding                      8,416,000            8,416,000












        The accompanying notes are an integral part of these statements.


                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                 Six Months         Six Months
                                                    Ended              Ended
                                              October 31, 2005   October 31, 2004
                                              ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $      (759)     $      (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses                 759              950

  Net cash used by operating activities                --               --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities             --               --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities            --               --




NET INCREASE (DECREASE) IN CASH                        --               --

BEGINNING CASH BALANCE                                    3                3

CASH BALANCE AT END OF PERIOD                   $         3      $         3






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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended October 31, 2005 showed a loss of $(759) compared with $(950)for the previous year.

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

               (b)  Reports on Form 8-K
                      NONE



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


Date: December 13, 2005