Form 10QSB
period 2006-01-31
MALEX INC
filed 2006-02-14
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2006

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


       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes[X] No[ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,416,000

                                   MALEX, INC.



                                    I N D E X


                                                                       Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Condensed Balance Sheets (unaudited)                  3

                    Statements of Operations  (unaudited)                 4-5

                    Statements of Cash Flows  (unaudited)                 6

                    Notes to Financial Statements (unaudited)             7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7

Part II   OTHER INFORMATION                                               7

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                 January 31, 2006     April 30, 2005
                                    (Unaudited)         (Audited)


  Cash                              $        3         $        3

Total Assets                        $        3         $        3


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
  Accounts payable                       1,525               --
  Accounts payable related               8,618              7,100

Total Liabilities                   $   10,143         $    7,100

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,416,000 shares, par value
  $.00002/sh)                              168                168

Additional paid in capital               2,097              2,097

Deficit accumulated during
   the development stage               (12,405)            (9,362)
                                    ----------         ----------
Stockholders Equity                    (10,140)            (7,097)

Total Liabilities &
Stockholders' Equity                $        3         $        3


   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                            Three Months Ended    Three Months Ended
                                January 31,           January 31,
                                   2006                  2005


Income                         $      --              $      --


Expenses - General and
  Administrative               $     1,525            $      --

Net Income (Loss)              $    (1,525)           $      --

Earnings per common share             *                      *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding             8,416,000              8,416,000

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                               Nine Months Ended    Nine Months Ended
                                  January 31,          January 31,
                                     2006                 2005


Income                            $      --            $      --


Expenses - General and
  Administrative                  $     3,610          $       950

Net Income (Loss)                 $    (3,610)         $      (950)

Earnings per common share*               *                    *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding                8,416,000            8,416,000

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                Nine Months        Nine Months
                                                  Ended              Ended
                                             January 31, 2006   January 31, 2005


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $  (3,610)         $    (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses             3,610                950

  Net cash used by operating activities              --                 --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities           --                 --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities          --                 --




NET INCREASE (DECREASE) IN CASH                      --                 --

BEGINNING CASH BALANCE                                  3                  3

CASH BALANCE AT END OF PERIOD                   $       3          $       3





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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The nine month period ended January 31, 2006 showed a loss of ($3,610) compared with ($950)for the previous year.

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


Date: February 9, 2006