Form 10KSB
period 2006-04-30
MALEX INC
filed 2006-07-21
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended April 30, 2006
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

As of April 30, 2006, the aggregate market value of the voting stock hold by non-affiliates was $98,362.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,416,000 at April 30, 2006.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2006 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2006 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2006 owned 11,824,200 shares representing 93.0% of the issued and outstanding common stock of Forme.

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

Quarter Ending                   Bid                   Ask
--------------                   ----                  ---

April 30,2006                    0.35                  0.35
January 31, 2006                 0.35                  0.35
October 31,2005                  0.35                  0.35
July 31,2005                     0.35                  0.35
April 30,2005                    0.51                  0.51
January 31,2004                  0.51                  0.51
October 31,2004                  0.08                  0.08
July 31,2004                     0.08                  0.08
April 30,2004                    0.20                  0.20

As of April 30, 2006,there were 1,061 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Selected Financial Data


                                 Year Ended       Year Ended       Year Ended
                               April 30, 2006   April 30, 2005   April 30, 2004
                               --------------   --------------   --------------

Gross Revenue                   $         -      $         -      $         -
Income (loss) from
  continuing operations              (1,979)          (1,100)            (950)
Income (loss) from
  continuing operations
  per share                               -                -                -
Total Assets                              3                3                3
Long-term Obligations
  and redeemable
  Preferred Stock                         -                -                -
Cash Dividends Per
  Share                                   -                -                -


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations

2006
During the year ended April 30, 2006, losses of $1,979 compared with $1,100 in 2005 were incurred. The Company has no activities. Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

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

2005
During the year ended April 30, 2005, losses of $1,100 compared with $950 in 2004 were incurred. The Company has no activities. Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

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

Item 7.  Financial Statement and Supplementary Data

                         Index to Financial Statements
                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountant
Comiskey and Company, PC for April 30, 2006 and April 30, 2005               F-2


Financial Statements for April 30, 2006, and 2005

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

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203


             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Malex, Inc.

We have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2006 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles in the United States of America.

Comiskey and Company
PROFESSIONAL CORPORATION
July 13, 2006

                                   MALEX, INC.
                                  BALANCE SHEET
                                 April 30, 2006

                                     ASSETS




CURRENT ASSETS

  Cash                                                       $      3
                                                             --------

Total assets                                                        3
                                                             ========


                       LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

  Current Liabilities
    Accounts payable                                              454
    Accounts payable - related party                         $  8,625
                                                             --------

Total Liabilities                                               9,079
                                                             --------

Stockholders' equity:
  Common stock (number of
   shares authorized 75,000,000,
   issued and outstanding 8,416,000 shares,
   par value $.00002/share                                   $    168
Additional paid in capital                                      2,097
Accumulated deficit                                           (11,341)
                                                             --------
Stockholders' Equity (Deficit)                               $ (9,076)
                                                             --------

Total Liabilities and
 Stockholders' Equity                                        $      3
                                                             ========


   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                            STATEMENTS OF OPERATIONS
             For the years ended April 30, 2006 and April 30, 2005



                                           2006           2005

Income                                 $      --      $      --

Expenses - General and
 administrative                              1,979          1,100
                                       -----------    -----------

Net Income (loss)                      $    (1,979)   $    (1,100)
                                       ===========    ===========

Earnings per common
 share*                                       --             --

*(less than $0.001
   per share)

Weighted average number
of shares outstanding                    8,416,000      8,416,000





   The accompanying notes are an integral part of these financial statements.
                                       F-4

                                   MALEX, INC.
                        STATEMENTS OF ACCUMULATED DEFICIT
                       Years Ended April 30, 2006 and 2005


                                           2006          2005

Balance, May 1                          $   (9,362)   $   (8,262)

Net income (loss)                           (1,979)       (1,100)
                                        ----------    ----------

Balance, April 30                       $  (11,341)   $   (9,362)
                                        ==========    ==========











   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                             STATEMENT OF CASH FLOWS
             For the years ended April 30, 2006 and April 30, 2005



                                              2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $   (1,979)   $   (1,100)

(Increase) decrease in:
  Accounts payable - related party              1,979         1,100
                                           ----------    ----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                           --            --
                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES             --            --
                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                       --            --
                                           ----------    ----------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                           --            --
                                           ----------    ----------

NET INCREASE (DECREASE) IN CASH                  --            --

BEGINNING CASH BALANCE                              3             3

CASH BALANCE AT APRIL 30                   $        3    $        3


   The accompanying notes are an integral part of these financial statements.
                                       F-6

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

Income Taxes

The Company has incurred approximately $11,000 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, a deferred tax asset of approximately $2,000 has been offset by a valuation allowance.

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

Related Party Transactions

The Company's Chief Executive Officer & majority shareholder has advanced funds to pay creditors of the Company. During the year ended April 30, 2006, a total of $1,526 was advanced and $8,625 was owed at year end. For the Year ended April 30, 2005 a total of $1,100 was advanced and $1,099 was owed. Management intends to continue to fund expenses of the Company in the upcoming year.

The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Copany's CEO. No amounts were paid or accrued for transfer agent fees in 2006 or 2005.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date. These standards are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

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

     On May 13, 2005, the Registrant retained Comiskey & Company, P.C. as the Company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended April 30, 2005. This action was previously approved by the Registrant's Board of Directors.


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

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

The following persons serve as directors and/or officers of the Registrant:


Name                    Age    Position       Period Served      Term Expires
----                    ---    --------       -------------      ------------

Daniel Wettreich        54     President,     June 24, 1987      Next Annual
                               Treasurer,                        Meeting
                               Director


Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in the following public companies; Camelot Corporation, Forme Capital, Inc., and Wincroft, Inc.


Item 10. Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2006. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock, $0.00002 par value, owned as of April 30, 2006, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

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

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 2006.

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

(a)(3) Exhibits included herein:

Exhibit
Number                               Description
------          ----------------------------------------------------
31.1            Section 302 Certification of Chief Executive Officer
31.2            Section 302 Certification of Chief Financial Officer
32.1            Section 906 Certification of Chief Executive Officer
32.2            Section 906 Certification of Chief Financial Officer

     Reports on Form 8-K:

                 NONE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:
$1,500 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2006 and $1,200 for the fiscal year ended April 30, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALEX, INC.
(Registrant)



By: /s/ Daniel Wettreich
   --------------------------------
     Daniel Wettreich, President

Date:    July 13, 2006


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

Date:    July 13, 2006