Form 10QSB
period 2006-07-31
MALEX INC
filed 2006-09-08
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2006

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



       Check whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [x] Yes [] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No

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

                                   MALEX, INC.



                                    I N D E X



                                                                       Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Condensed Balance Sheets (unaudited)                  3

                    Statements of Operations (unaudited)                  4

                    Statements of Cash Flows (unaudited)                  5

                    Notes to Financial Statements (unaudited)             6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   6

Part II   OTHER INFORMATION                                               7

                                   MALEX, INC.
                          (a development stage company)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                      July 31, 2006   April 30, 2006
                                       (Unaudited)      (Audited)


  Cash                                 $        3       $        3

Total Assets                           $        3       $        3
                                       ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable                      $    1,200              454
 Accounts payable-related party             9,079            8,625
                                       ----------       ----------
Total Liablities                           10,279            9,079

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,416,000 shares, par value
  $.00002/sh)                                 168              168

Additional paid in capital                  2,097            2,097

Deficit accumulated during
   the development stage                  (12,541)         (11,341)

Stockholders Equity                       (10,276)          (9,076)

Total Liabilities &
Stockholders' Equity                   $        3       $        3
                                       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                   (Unaudited)


                                 Three Months          Three Months
                                    Ended                 Ended
                                   July 31,              July 31,
                                     2006                  2005


Income                           $       --            $       --


Expenses - General and
  Administrative                 $      1,200          $        759

Net Income (Loss)                $     (1,200)         $       (759)
                                 ============          ============
Earnings per common share*                  *                     *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding                8,416,000             8,416,000





   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months    Three Months
                                                   Ended           Ended
                                               July 31, 2006   July 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   (1,200)     $     (759)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses              1,200             759

  Net cash used by operating activities               --              --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities            --              --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities           --              --




NET INCREASE (DECREASE) IN CASH                       --              --

BEGINNING CASH BALANCE                                   3               3

CASH BALANCE AT END OF PERIOD                   $        3      $        3
                                                ==========      ==========




   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Item 1.   Management's Representation of Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended April 30, 2006.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended July 31, 2006 showed a loss of $(1,200) compared with $(759)for the previous year.

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


Date: September 8, 2006