Form 10QSB
period 2006-10-31
MALEX INC
filed 2006-11-13
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2006

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

                                   MALEX, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                  October 31, 2006   April 30, 2006
                                     (Unaudited)       (Audited)


  Cash                               $        3        $        3
                                     ----------        ----------
Total Assets                         $        3        $        3
                                     ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable                    $      571        $      454
 Accounts payable-related party          10,279             8,625
                                     ----------        ----------
Total Liablities                         10,850             9,079

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,416,000 shares, par value
  $.00002/sh)                               168               168

Additional paid in capital                2,097             2,097

Deficit accumulated during
   the development stage                (13,112)          (11,341)
                                     ----------        ----------
Stockholders Equity                     (10,847)           (9,076)
                                     ----------        ----------
Total Liabilities &
Stockholders' Equity                 $        3        $        3
                                     ==========       ==========

   The accompanying notes are an integral part of these financial statements.


                                   MALEX, INC.
                             STATEMENTS OF OPERATION
                                   (Unaudited)


                             Three Months    Three Months    Six Months      Six Months
                                 Ended           Ended          Ended           Ended
                              October 31,     October 31,    October 31,     October 31,
                                 2006            2005           2006            2005
                             ------------    ------------   ------------    ------------
Income                       $       --      $       --     $       --      $       --


Expenses - General and
  Administrative                      571            --            1,771             759
                             ------------    ------------   ------------    ------------
Net Income (Loss)            $       (571)   $       --     $     (1,771)   $       (759)
                             ============    ============   ============    ============
Earnings per common share*         *               *              *               *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding            8,416,000       8,416,000      8,416,000       8,416,000




   The accompanying notes are an integral part of these financial statements.

                                   MALEX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Six Months        Six Months
                                                   Ended             Ended
                                              October 31,2006   October 31,2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $  (1,771)        $    (759)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses              1,771               759
                                                 ---------         ---------
  Net cash used by operating activities               --                --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities            --                --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities           --                --
                                                 ---------         ---------



NET INCREASE (DECREASE) IN CASH                       --                --

BEGINNING CASH BALANCE                                   3                 3
                                                 ---------         ---------
CASH BALANCE AT END OF PERIOD                    $       3         $       3
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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended October 31 , 2006 showed a loss of $(1,771)compared with $(950) for the previous period.

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


Date: November 9, 2006