Form 10QSB
period 2007-01-31
MALEX INC
filed 2007-03-19
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2007

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

                                   MALEX, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                             January 31, 2007   April 30, 2006
                                               (Unaudited)         (Audited)


  Cash                                          $        3        $        3
                                                ----------        ----------
Total Assets                                    $        3        $        3
                                                ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable                               $        0        $      454
 Accounts payable-related party                     11,551             8,625
                                                ----------        ----------
Total Liablities                                    11,551             9,079

Stockholders' Equity:
  Common stock (number of
  shares authorized 75,000,000,
  issued and outstanding
  8,416,000 shares, par value
  $.00002/sh)                                          168               168

Additional paid in capital                           2,097             2,097

Deficit accumulated during
   the development stage                           (13,813)          (11,341)
                                                ----------        ----------
Stockholders Equity                                (11,548)           (9,076)
                                                ----------        ----------
Total Liabilities &
Stockholders' Equity                            $        3        $        3
                                                ==========        ==========




   The accompanying notes are an integral part of these financial statements.


                                   MALEX, INC.
                             STATEMENTS OF OPERATION
                                   (Unaudited)


                             Three Months    Three Months     Nine Months     Nine Months
                                 Ended           Ended           Ended           Ended
                              January 31,     January 31,     January 31,     January 31,
                                 2007            2006            2007            2006
                             ------------    ------------    ------------    ------------
Income                       $       --      $       --      $       --      $       --


Expenses - General and
  Administrative                      701           1,525           2,472           3,610
                             ------------    ------------    ------------    ------------
Net Income (Loss)            $       (701)   $     (1,525)   $     (2,472)   $     (3,610)
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

                                   MALEX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months       Nine Months
                                                   Ended             Ended
                                              January 31,2007   January 31,2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $    (2,472)      $    (3,610)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses               2,472             3,610
                                                -----------       -----------
  Net cash used by operating activities                --                --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities             --                --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities            --                --
                                                -----------       -----------



NET INCREASE (DECREASE) IN CASH                        --                --

BEGINNING CASH BALANCE                                    3                 3
                                                -----------       -----------
CASH BALANCE AT END OF PERIOD                   $         3       $         3
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

Subsequent event:

On March 14, 2007 Danny Wettreich sold a controlling interest in the Registrant to Synergy Business Consulting, LLC, an Illinois limited liability company. He resigned as an officer of the Registrant and was replaced by Bartly J.Loethen who was also appointed a Director.


2. Management Discussion and Analysis of Financial Condition and Results of Operations

The period ended January 31 , 2007 showed a loss of $(2,472)compared with $(571) for the previous period.

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


Date: March 12, 2007