Form 10KSB
period 2007-04-30
MALEX INC
filed 2007-08-13
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

 |X| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of
                               1934 (Fee required)

                    For the fiscal year ended April 30, 2007

   |_| Transition report under Section 13 or 15 (d) of the Securities Exchange
                          Act of 1934 (No fee required)

      For the transition period from ________________ to _________________

                         Commission file number 33-16335

                                   MALEX, INC.
                 (Name of Small Business Issuer in Its Charter)

                    DELAWARE                             74-2235008
        ----------------------------------------------------------------
        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

              730 West Randolph, 6th Floor, Chicago, Illinois 60661
               (Address of Principal Executive Offices) (Zip Code)

                                 (312) 454-0015
                (Issuer's Telephone Number, Including Area Code)

              18170 Hillcrest Road, Suite 100, Dallas, Texas,75252 (Former Address of Principal Executive Offices) (Zip Code)

                                 (972) 612-1400
             (Former Issuer's Telephone Number, Including Area Code)

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

|X| Yes |_| No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenue for its most recent fiscal year is $ -0-.

As of April 30, 2007, the aggregate market value of the voting stock hold by non-affiliates was $98,362.

The number of shares outstanding of the Registrant's common stock $0.00002 par value was 8,416,000 at April 30, 2007.

Documents Incorporated by Reference. None

Item 1. Business

On March 14, 2007, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Synergy Business Consulting, LLC (the "Malex Stock Purchaser"), pursuant to which it acquired 8,006,490 shares of outstanding Common Stock of the Company from two existing shareholders in a private transaction for the purchase price of $550,000. The acquisition of shares by the Malex Stock Purchaser pursuant to the Purchase Agreement and from the existing shareholder is collectively referred to herein as the "Purchase".

Upon the closing of the Purchase, the Malex Stock Purchaser acquired an aggregate of 8,006,490 shares of Common Stock, or approximately 95.13% of the issued and outstanding Common Stock, and attained voting control of the Company. The source of funds used by the Malex Stock Purchaser was their respective working capital.

The Company presently authorized to issue 75,000,000 shares of Common Stock. Prior to the closing, as of March 14, 2007, 8,416,000 shares of Common Stock were issued and outstanding. After the closing, as of March 14, 2007, there are 8,416,000 shares of Common Stock issued and outstanding.

Upon the closing of the Purchase, Bartly J. Loethen was appointed as a Director and the Chairman, Chief Financial Officer, President, Vice President, Treasurer and Secretary of the Company alongside current Director Daniel Wettreich. Mr. Wettreich resigned immediately upon the completion of the 10-day period beginning on the date of the filing of the Information Statement with the SEC pursuant to Rule 14f-1 of the 34 Act. Accordingly, Mr. Loethen constitutes our entire Board. Generally, the Directors of the Company serve one year terms until their successors are elected and qualified.

It is not currently contemplated that Mr. Loethen will be compensated for serving as either an Officer or Director of the Company.

Malex, Inc. (Registrant) was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. and on December 9, 1987 all Registrant's issued shares were distributed to Forme stockholders. Prior to the Purchase, Registrant has no operations or substantial assets, and intended to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

Before the Purchase, Registrant had no operations or substantial assets, and intended to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

Item 2. Properties

The Registrant currently maintains a mailing address at 730 West Randolph, Suite 600, Chicago, IL 60661, which is the address of its President. The Registrant pays no rent for the use of this mailing address. The Registrant does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein

Item 3. Legal Proceedings

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

Quarter Ending      Bid    Ask
----------------   ----   ----
April 30, 2007     0.51   0.51
January 31, 2007   0.15   0.15
October 31,2006    0.10   0.10
July 31,2006       0.35   0.35
April 30,2006      0.35   0.35
January 31, 2006   0.35   0.35
October 31,2005    0.35   0.35
July 31,2005       0.35   0.35
April 30,2005      0.51   0.51

As of April 30, 2007, there were 1,128 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations

2007

Registrant is seeking an acquisition and/or merger transaction, and is effectively a blind pool company. During the year ended April 30, 2007, losses of $15,810 compared with $1,979 in 2006 for the previous year.

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

Item 7. Financial Statement and Supplementary Data

                          Index to Financial Statements

                                                                         Page
                                                                      ----------

Report of Independent Registered Public Accounting Firm for April 30,
  2007 and April 30, 2006                                                    F-2

Financial Statements for April 30, 2007, and 2006 Balance Sheet              F-3

Statements of Operations                                                     F-4

Statements of Changes in Stockholders Deficiency                             F-5

Statements of Cash Flows                                                     F-6

Notes to Financial Statements                                         F-7 to F-8

Comiskey and Company, P.C.

789 Sherman Street Telephone (303) 830 2255 Suite 385
Denver, Colorado, 80203

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Malex, Inc.

We have audited the accompanying balance sheet of Malex, Inc. as of April 30, 2007 and 2006 and the related statements of operations, changes in stockholders' deficiency and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malex, Inc. as of April 30, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles in the United States of America.


/s/ Comiskey and Company
Professional Corporation
July 23, 2007

                                   Malex, Inc.
                                 BALANCE SHEETS
                                    (audited)

                                                          April 30,   April 30,
                                                            2007        2006
                                                          ---------   ---------
CURRENT ASSETS:
  Cash                                                     $     --    $      3
                                                           --------    --------
    Total Current Assets                                         --           3
                                                           --------    --------
                                                           $     --    $      3
                                                           ========    ========
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    $ 12,937    $    454
  Related party payables                                         --       8,625
                                                           --------    --------
    Total Current Liabilities                                12,937       9,079

STOCKHOLDERS' DEFICIENCY
  Common stock, $.00002 par value/share; 75,000,000
    shares authorized, 8,416,000 issued and outstanding         168         168
  Additional paid-in capital                                 14,046       2,097
  Accumulated (Deficit)                                     (27,151)    (11,341)
                                                           --------    --------
    Total Stockholder's deficiency                          (12,937)     (9,076)
                                                           --------    --------
                                                           $     --    $      3
                                                           ========    ========

                                   Malex, Inc.
                            STATEMENTS OF OPERATIONS
                                    (audited)

                                            For the years ended
                                          -----------------------
                                           April 30,    April 30,
                                             2007         2006
                                          ----------   ----------
Revenues                                  $       --   $       --
General and Administrative Expenses           15,810        1,979
                                          ----------   ----------
NET LOSS FROM OPERATIONS                     (15,810)      (1,979)
                                          ----------   ----------
NET LOSS BEFORE INCOME TAXES                 (15,810)      (1,979)
PROVISION FOR INCOME TAXES                        --           --
                                          ----------   ----------
NET LOSS
                                          $  (15,810)  $   (1,979)
                                          ==========   ==========
NET LOSS PER SHARE - BASIC and DILUTED    $ (0.00188)  $ (0.00024)
                                          ==========   ==========
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING -  BASIC and DILUTED         8,416,000    8,416,000
                                          ==========   ==========

                                   Malex, Inc.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                    (audited)

                                                        Common Stock        Additional                    Total
                                                    ---------------------     Paid-in    Accumulated   Stockholders'
                                                      Number    Par Value     Capital     (Deficit)      Deficiency
                                                    ---------   ---------   ----------   -----------   -------------
Balance, April 30, 2005                             8,416,000    $    168     $ 2,097     $ (9,362)      $ (7,097)
Net loss year ended April 30, 2006                                                          (1,979)        (1,979)
                                                    ---------    --------     -------     --------       --------
Balance, April 30, 2006                             8,416,000    $    168     $ 2,097      (11,341)      $ (9,076)
Contribution of Related Party Payables to Capital                              11,949                      11,949
Net loss year ended April 30, 2007                                                         (15,810)       (15,810)
                                                    ---------    --------     -------     --------       --------
Balance, April 30, 2007                             8,416,000    $    168     $14,046     $(27,151)      $(12,937)
                                                    ---------    --------     -------     --------       --------

                                   Malex, Inc.
                            STATEMENTS OF CASH FLOWS
                                    (audited)

                                                           For the years ended
                                                          ---------------------
                                                          April 30,   April 30,
                                                             2007        2006
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(15,810)   $ (1,979)
  Adjustments to reconcile net loss to net cash provided
    by (used) in operating activities:
      Increase in related party payables                      3,324       1,979
      Increase in accounts payable and accrued expenses      12,483          --
                                                           --------    --------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES              (3)         --
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:                            --
                                                           --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES:                           --          --
                                                           --------    --------
NET DECREASE IN CASH                                             (3)         --
CASH, beginning of the period                                     3           3
                                                           --------    --------
CASH, end of the period                                    $     --    $      3
                                                           ========    ========
Supplemental disclosures of cash flow information:
    Non-cash financing activity - Contribution of
      Related Party Payables to Capital                    $ 11,949    $     --

Note: There was a non-cash forgiveness of an additional $8,625 in related party debt owed by the company to the prior owner at the time of the sale. This resulted in an aggregate increase to additional pai-in-capital of $11,949 when added to the current period related party transactions.

MALEX, INC.

                          Notes to Financial Statements

Note 1 - General and Summary of Significant Accounting Policies

Organization and Business Activity

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

Earnings Per Share

Earnings per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Stock options are antidilutive and are not included in the weighed average common shares as common stock equivalents.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers cash and money market accounts to be cash equivalents.

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

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. ("Fin") 48, "Accounting for Uncertainty in Income Taxes." This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for Malex, Inc in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for Malex, Inc. in the fourth quarter of 2007 and is consistent with our historically practices for assessing such matters when circumstances have required such an evaluation. The Company does not expect application of SAB No. 108 to have a material affect on its financial statements.

Note 2 - Income Taxes

The Company has no current state or federal income tax expense for the years ended April 30, 2007 and 2006.

The Company adopted the Statement of Financial Accounting No. 109, "Accounting for Income Taxes". Under the asset and liability approach specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and unrealized gains and losses of marketable securities.

The components of deferred taxes in the accompanying balance sheets are summarized below:

Deferred tax assets arising from:

                                2007     2006
                               ------   ------
Net operating loss carryover   $5,000   $2,000
Less valuation allowance       (5,000)  (2,000)
                               ------   ------
  Deferred taxes - net         $   --

At April 30, 2007 the Company has approximately $27,000 of unused Federal net operating loss carryforwards, which expire in years 2010 through 2027. The use of these operating losses to offset future taxable income may be significantly limited in the event of a change of control of the Company.

Note 3 - Stockholders' Deficit

On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share.

The number of shares authorized is 75,000,000, number of shares issued and outstanding are 8,416,000 and the par value of each share is $0.00002.

The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of Directors and for all other purposes.

Note 4 - Related Party Transactions

The Company's former Chief Executive Officer & former majority shareholder has advanced funds to pay creditors of the Company. During the year ended April 30, 2007, a total of $3,324 was advanced and $11,949 was contributed to capital upon change of control of the Company. In the year ended April 30, 2006, a total of $1,526 was advanced and $8,625 was owed at year end. Current management intends to continue to fund expenses of the Company in the upcoming year.

The Company's stock transfer agent is Empire Stock Transfer. Prior to the change in control, the Company's former CEO owned Stock Transfer Company of America, which acted as transfer agent of the Company. No amounts were paid or accrued for transfer agent fees in 2007 or 2006.

Item 8. Disagreements on Accounting and Financial Disclosure

During the past two years, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Change in Independent Accountants

None

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

The following persons serve as Directors and/or Officers of the Registrant:

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The following persons serve as Directors and/or Officers of the
Registrant:

The following persons serve as Directors and/or Officers of the Registrant:

Name                Age   Position                  Period Served   Term   Expires
----                ---   --------                  -------------   ----   -------
Bartly J. Loethen   43    Chairman                  March 2007      NA        NA
                          President
                          Vice President
                          Chief Financial Officer
                          Treasurer
                          Director

Bartly J. Loethen

Bartly Loethen is Chairman, Chief Financial Officer, President, Vice President, Secretary, Treasurer and Director of the Company since March 2007. Mr. Loethen is an attorney and founding partner of Synergy Law Group, L.L.C. He practices corporate law. His experience includes working with privately-held companies, public companies, mergers and acquisitions, private placement investments, financing transactions, and licensing matters, as well as general corporate matters. Prior to the practice of law, Mr. Loethen was a Revenue Agent with the Internal Revenue Service. Mr. Loethen holds a B.S. /B.A. in Accounting from the University of Missouri (1986), is a certified public accountant, and received his J.D. from the University of Illinois College of Law (1994).

Item 10. Executive Compensation

The following table lists all cash compensation paid to Registrant's Executive Officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2007. No individual Officer received compensation exceeding $100,000; no bonus was granted to any Officer, nor was any compensation deferred.

                             CASH COMPENSATION TABLE

Name of Individual   Capacities in       Cash
or Number in Group    Which Served   Compensation
------------------   -------------   ------------
        --                --             NONE

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 30, 2007 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each Director at that time, of the Company (including subsidiaries) owning Common Stock, and
(c) all Directors and Officers of the Company (including subsidiaries) as a group (2 persons).

NAME AND ADDRESS OF                AMOUNT AND NATURE OF
BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP   PERCENT OF CLASS (1)
--------------------------------   --------------------   --------------------
Synergy Business Consulting, LLC         8,006,490                 93.0%
730 West Randolph
6th Floor
Chicago, IL 60661

Bartly J. Loethen (2)                           --                 0.00%
730 West Randolph
6th Floor
Chicago, IL 60661

TOTAL                                    8,006,490                 93.0%

(1) The percentage of Common Stock is calculated based upon 8,416,000 shares issued and outstanding as of March 14, 2007.

(2) Chairman, Chief financial Officer, President, Vice President, Treasurer, Secretary and Director.

Item 12. Certain Relationships and Related Transactions

Up to the March 13, 2007, Purchase, the Company's former Chief Financial Officer and former majority shareholder had advanced the Company an aggregate of $11,949. Of this balance $3 was the petty cash balance and $11,952 was for related company expenses.

On March 31, 2007, the aggregate related party debt of $11,949 was contributed to capital.

A company affiliated with the former President had provided services as a securities transfer agent. Stock Transfer Company of America ("STCA") resigned as the transfer agent effective from the change of control, discussed in Item 1 of Part I of this report. The current transfer agent is now Empire Stock Transfer.

Synergy Business Consulting provides office space at no charge to the Company.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 2007.

Balance Sheets
Statements of Operations
Statement of Changes in Stockholders' Deficiency

Statements of Cash Flows
Notes to Financial Statements

(All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits included herein:

Exhibit
Number                         Description
-------   ----------------------------------------------------
31.1      Section 302 Certification of Chief Executive Officer
31.2      Section 302 Certification of Chief Financial Officer
32.1      Section 906 Certification of Chief Executive Officer
32.2      Section 906 Certification of Chief Financial Officer

Reports on Form 8-K:

  3/20/07 Filing

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:

$4,175 for annual audit and quarterly review related expenses the fiscal year ended April 30, 2007 and $2,342 for the fiscal year ended April 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALEX, INC.
(Registrant)

By: /s/ Bartly J. Loethen
    ------------------------------------
    Bartly J. Loethen, President

Date: August 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Bartly J. Loethen
    ------------------------------------
    Bartly J. Loethen, Director;
    President (Principal Executive
    Officer); Treasurer (Principal
    Financial Officer)

Date: August 10, 2007