Form 10QSB
period 2007-07-31
MALEX INC
filed 2007-09-13
CIK 819926

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2007

      |_| Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from ______________ to ______________

                        Commission file number 33-16335

                                   MALEX, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                      74-2235008
--------------------------------                --------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

              730 West Randolph, 6th Floor, Chicago, Illinois 60661
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (312) 454-0015
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
        -----------------------------------------------------------------

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

No APPLICABLE ONLY TO CORPORATE ISSUERS

There were 8,416,000 shares of $0.00002 par value Common Stock outstanding as of July 31, 2007.

--------------------------------------------------------------------------------
 MALEX, INC.

                                      INDEX


                                                                        Page
                                                                         No.
                                                                        ----


Part I - FINANCIAL INFORMATION:

  Item 1. Condensed Balance Sheets (Unaudited)                            3

          Condensed Statements of Operations (Unaudited)                  4

          Condensed Statements of Cash Flows (Unaudited)                  5

          Notes to Condensed Financial Statements (unaudited)             6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           6

  Item 3. Controls and Procedures                                         6

Part II - OTHER INFORMATION                                               7

MALEX, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   Malex, Inc.
                                  BALANCE SHEET
                                   (unaudited)

                                                             July 31,    April 30,
                                                               2007        2007
                                                             --------    --------

ASSETS

CURRENT ASSETS:
  Cash                                                       $     --    $     --
                                                             --------    --------
     Total Current Assets                                          --          --

                                                             --------    --------
     TOTAL CURRENT ASSETS                                    $     --    $     --
                                                             ========    ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                      $  2,950      12,937
  Related party payables                                       14,057          --
                                                             --------    --------
     Total Current Liabilities                                 17,007      12,937


STOCKHOLDERS' DEFICIENCY
  Common stock, $.00002 par value/share; 75,000,000 shares
     authorized, 8,416,000 issued and outstanding                 168         168
  Additional paid-in capital                                   14,046      14,046
  Accumulated (Deficit)                                       (31,221)    (27,151)
                                                             --------    --------
     Total Stockholder's deficiency                           (17,007)    (12,937)

                                                             --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $     --    $     --
                                                             ========    ========


    The accompanying notes are an integral part of the financial statements.

                                   Malex, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         For the years ended
                                                         -------------------
                                                       July 31,      July 31,
                                                         2007          2006
                                                     -----------    -----------

Revenues                                             $        --    $        --


General and Administrative Expenses                        4,070          1,200
                                                     -----------    -----------

NET LOSS FROM OPERATIONS                                  (4,070)        (1,200)
                                                     -----------    -----------

NET LOSS BEFORE INCOME TAXES                              (4,070)        (1,200)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------

NET LOSS AFTER INCOME TAX EXPENSE                    $    (4,070)   $    (1,200)
                                                     ===========    ===========

NET LOSS PER SHARE - BASIC and DILUTED               $      0.00    $      0.00
                                                     ===========    ===========

WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING -  BASIC and DILUTED                     8,416,000      8,416,000
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                   Malex, Inc.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                              For the years ended
                                                              -------------------
                                                             July 31,       July 31,
                                                               2007           2006
                                                            ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $   (4,070)   $   (1,200)
  Adjustments to reconcile net loss to net cash provided
     by (used) in operating activities:
        Decrease in accounts payable - related party            (9,987)
        Increase in accounts payable and accrued expenses       14,057         1,200
                                                            ----------    ----------

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                 --            --
                                                            ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:                               --            --
                                                            ----------    ----------


CASH PROVIDED BY FINANCING ACTIVITIES:                              --            --
                                                            ----------    ----------


NET DECREASE IN CASH                                                --            --


CASH, beginning of the period                                       --             3
                                                            ----------    ----------


CASH, end of the period                                     $       --    $        3
                                                            ==========    ==========


Supplemental disclosures of cash flow information:
     Cash paid:
        Interest                                                    --            --
        Taxes                                                       --            --

    The accompanying notes are an integral part of the financial statements.

MALEX, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 2007.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The net operating loss for the quarters ended July 31, 2007 and 2006 was $(4,070) and $(1,200) respectively. All expenses were for administrative purposes. The Company has no operations or assets and is now seeking merger opportunities.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0 ($0 2006). Net cash used by investing activities was $0 ($0 in 2006) and by financing activities was $0 ($0 in 2006).

The Registrant's present needs for liquidity principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:


31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended July 31, 2007.



SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MALEX, INC.
(Registrant)
                            By: /s/ Bartly J. Loethen
                                    ----------------------------------
                                    Bartly J. Loethen, Chairman and President


                            Date: September 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                            ------------------------------------------

                            By: /s/ Bartly J. Loethen
                            ---------------------------
                            Bartly J. Loethen, Director; Chairman and
                            President, (Principal Executive Officer)
                            Treasurer (Principal Financial and Accounting
                            Officer)


                            Date: September 12, 2007
                                  ------------------------------------