Form 10QSB
period 2007-10-31
China Wind Systems, Inc
filed 2007-12-21
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

þ	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: October 31, 2007

Or

o	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from ______________ to _______________

Commission File Number: 33-16335

MALEX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2235008
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

No. 9 Yanyu Middle Road Qianzhou Village, Huishan District, Wuxi City Jiangsu Province, China
(Address of principal executive offices)
(86) 51083397559
(Issuer’s telephone number)

730 West Randolph, 6th Floor Chicago, Illinois 60661
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,181,969 shares of $0.00002 par value Common Stock outstanding as of December 20, 2007.

Transitional Small Business Disclosure Form (Check one): Yes ☐No ☒

MALEX, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED OCTOBER 31, 2007

INDEX

Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheet (Unaudited) - As Of October 31, 2007	3
	Condensed Statements of Operations (Unaudited) - For the Three and Six Months Ended October 31, 2007 and 2006	4
	Condensed Statements of Cash Flows (Unaudited) - For the Six Months Ended October 31, 2007 and 2006	5
	Notes to Unaudited Financial Statements	6-
Item 2.	Management’s Discussion and Analysis or Plan of Operations
Item 3.	Controls and Procedures

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Malex, Inc.
BALANCE SHEET
October 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$-

Total Current Assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Related party payables	$31,560

Total Current Liabilities	31,560

STOCKHOLDERS' DEFICIENCY:
Common stock, $.00002 par value/share; 75,000,000 shares
authorized, 8,416,000 issued and outstanding	168
Additional paid-in capital	14,046
Accumulated deficit	(45,774)

Total Stockholder's Deficiency	(31,560)

Total Liabilities and Stockholders' Deficiency	$-

See notes to consolidated financial statements.

Malex, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-

General and Administrative Expenses	14,552	571	18,622	1,771

LOSS FROM OPERATIONS	(14,552)	(571)	(18,622)	(1,771)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(14,552)	$(571)	$(18,622)	$(1,771)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	8,416,000	8,416,000	8,416,000	8,416,000

See notes to consolidated financial statements.

Malex, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	October 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,622)	$(1,771)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Increase in accounts payable - related party	31,560	-
(decrease) increase in accounts payable and accrued expenses	(12,938)	1,771

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET CHANGE IN CASH	-	-

CASH, beginning of the period	-	-

CASH, end of the period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid:
Interest	$-	$-
Taxes	$-	$-

See notes to consolidated financial statements.

MALEX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Malex, Inc. (the “Company”) was originally incorporated on June 24, 1987 in the State of Delaware and was a public reporting blind pool company with nominal assets. In an effort to preserve and enhance stockholder value, the Company sought to identify, evaluate and consider various companies and compatible or alternative business opportunities pursuant to which the Company would acquire a target company with an operating business and continue the acquired company’s business as a publicly-held entity.

After evaluation of various alternatives by the Company’s Board and management, on November 13, 2007, the Company’s Board approved and the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among Fulland Limited, a Cayman Islands limited liability company (“Fulland”), and the stockholders of 100% of Fulland’s common stock (the “Fulland Shareholders”), on the one hand, and the Company and the holder of a majority of the Company’s issued and outstanding common stock, on the other hand. From and after the Closing Date, Fulland became the Company’s wholly owned subsidiary.

At the closing of this transaction, which occurred on November 13, 2007, the Company issued 35,772,459 shares of its common stock to the Fulland Shareholders in exchange for 100% of the common stock of Fulland. Concurrently, Synergy Business Consulting, LLC, a Delaware limited liability company and the Company’s Majority Stockholder, cancelled 8,006,490 shares of the Company’s common stock held by it. Immediately after the Closing , Malex had a total of 36,181,969 shares of common stock outstanding, with Fulland Shareholders (and their assignees) owning approximately 99% of the Company’s shares, and the balance held by those who held the company’s common stock prior to the closing. Concurrent with the closing, the Company sold 3% convertible subordinated notes in the principal amount of $5,525,000 (see Note 2 - Subsequent Events).

Fulland owns 100% of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”), which is a wholly foreign-owned enterprise (“WFOE”) under the laws of the Peoples’ Republic of China (“PRC” or “China”). Green Power has entered into a series of contractual arrangements (as fully described in the Company’s filing on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2007) with Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power Equipment”, and together with Huayang Dye Machines, sometimes collectively referred to as the “Huayang Companies”), both of which are limited liability companies headquartered in, and organized under the laws of, the PRC.

Fulland is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, which was formed by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”). Specifically, on May 31, 2007, SAFE issued an official notice known as Hi Zhong Fa [2007] No. 106 (“Circular 106”), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish an offshore company, Fulland, as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Group. After SAFE’s approval, Mr. Wu and Ms. Tang became the majority owners of Fulland on October 11, 2007.

At the Closing of the Share Exchange Transaction on November 13, 2007, Fulland became a wholly-owned subsidiary of Malex. Fulland, in turn, is the sole owner of Green Power, which has entered into a series of contractual arrangements with the Huayang Companies. Other than all of the issued and outstanding shares of Green Power, Fulland has no other assets or operations.

MALEX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Green Power, a wholly foreign owned enterprise under the laws of the PRC, was established on September 29, 2007. All of the issued and outstanding shares of Green Power are held by Fulland. The principal purpose of Green Power is to manage, hold and own rights in the business of the Huayang Companies. Other than management contracts with the aforementioned companies and related activities, Green Power has no other separate operations of its own.

PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, the Company operates its businesses in China through the Huayang Companies, which are limited liability companies headquartered in China and organized under the laws of China. Each of the Huayang Companies has the licenses and approvals necessary to operate its businesses in China. The Company has contractual arrangements with the Huayang Companies and their respective shareholders pursuant to which the Company provides these companies with technology consulting and other general business operation services. Through these contractual arrangements, the Company also has the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable the Company to control the Huayang Companies, the Company is considered the primary beneficiary of the Huayang Companies. Accordingly, subsequent to the closing, the Company will consolidate the results, assets and liabilities of the Huayang Companies in its financial statements.

Basis of presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2007 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2007 are not necessarily indicative of the results for the full fiscal year ending April 30, 2008.

NOTE 2 - SUBSEQUENT EVENTS

Financing

On November 13, 2007, the Company sold its 3% convertible subordinated notes in the principal amount of $5,525,000 to three accredited investors including Barron Partners LP. The notes were sold pursuant to a securities purchase agreement (the “Purchase Agreement”) dated November 13, 2007. The Purchase Agreement was executed by the parties on November 13, 2007. The notes are convertible into either:

(a)  an aggregate of (i) 14,787,135 shares of the Company’s Series A Convertible Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), with each share of Series A Preferred Stock being initially convertible into one (1) share of the Company’s common stock, par value $.001 per share, subject to adjustment, and (ii) common stock purchase warrants (the “Warrants”) to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares of common stock at $0.92 per share; or

(b)  an aggregate of (i) 14,787,135 shares of the Company’s common stock, subject to adjustment, and (ii) warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares of common stock at $0.92 per share; or

MALEX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2007

(c)  if the Company does not file a Restated Certificate of Incorporation and Certificate of Designation in order to define the rights, preferences and privileges of the Series A Preferred Stock, 33,616,891 shares of Common Stock.
Common stock will only be issued to the extent that the note is converted prior to the automatic conversion to preferred stock and warrants.

The notes provide for interest at 3% per annum. However, upon the conversion of the notes, Malex is to issue the stock and warrants based on the principal amount of the notes, and upon conversion, no interest will be due and payable. Payment of the notes is subordinated to payment of senior indebtedness, which is defined as indebtedness and obligations to banks, insurance companies and other institutional lenders.

The warrants have a term of five years, and expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the twelve months commencing on November 13, 2007 in the case of the $0.58 warrants, and during the eighteen (18) period commencing on November 13, 2007 in the case of the $0.83 warrants and $0.92 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 50%, and up to an additional 14,787,135 shares of Series A Preferred Stock is deliverable to the investors, if the Company’s pre-tax income per share of common stock, on a fully-diluted basis, is less than $0.08316 per share in fiscal 2007 and $0.13131 per share in fiscal 2008.

If the percentage shortfall for 2007 is equal to or greater than fifty percent (50%), then the Company is obligated to deliver 14,787,135 shares of Series A Preferred Stock held in escrow to the note investors in the ratio of their initial purchase of notes.

If the percentage shortfall for 2007 is less than fifty percent (50%), then the adjustment percentage shall be determined. The adjustment percentage shall mean the percentage that the percentage shortfall bears to fifty percent (50%). The Company shall deliver to the investors in the ratio of their initial purchase of Securities such number of shares of Series A Preferred Stock (held in escrow) as is determined by multiplying the adjustment percentage by 14,787,135 shares and retain the balance. For example, if the percentage shortfall is 20%, the adjustment percentage would be 40%, and 40% of the 14,787,135 shares of Series A Preferred Stock, or 5,914,854 shares, would be delivered to the Investors, with the balance being retain by the Escrow Agent.

If the percentage shortfall for 2008 is equal to or greater than fifty percent (50%), then the Company shall deliver all of the shares of Series A Preferred Stock then held in escrow to the investors in the ratio of their initial purchase of securities.

If the percentage shortfall for 2008 is less than fifty percent (50%), then the adjustment percentage for 2008 shall be determined. The adjustment percentage shall mean the percentage that the percentage shortfall bears to fifty percent (50%). The maximum number of shares to be delivered shall be determined by multiplying the adjustment percentage by 14,787,135 shares. The number of shares to be delivered to the Investors shall be the lesser of the number of shares of Series A Preferred Stock then held in escrow or the number of shares determined by the preceding sentence. The Company shall deliver to the investors the number of shares of Series A Preferred Stock as determined above in the ratio of their initial purchase of securities.

MALEX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2007

Pre tax-income is defined as income before income taxes determined in accordance with United States generally accepted accounting principles (“GAAP”) plus (a) any charges relating to the transaction contemplated by the purchase agreement and the registration rights agreement, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain. Pre-tax income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining pre-tax income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants.

The following table sets forth the exercise price of the warrants if the company’s pre-tax income is 20% below the threshold (a “20% shortfall”) and 50% or more below the threshold (a “50% shortfall”):

	$0.58 warrant	$0.83 warrant	$0.92 warrant
Unadjusted	$0.580	$0.830	$0.920
20% shortfall	$0.464	$0.664	$0.736
50% shortfall	$0.290	$0.415	$0.460

The warrants also give the Company the right to call the warrants for $.01 per share if the trading price of the common stock is not less than the greater of (a) $1.16 or 200% of the exercise price for the $0.58 warrants, or (b) $1.66 or 200% of the exercise price for the $.83 warrants, or (c) $1.84 or 200% of the exercise price for the $.92 warrants, on each trading day in the 20 trading days ending on the date prior to the date on which the warrants are called for redemption provided that the trading volume on each day in the computation period is at least 200,000 shares.

In order for the Company to exercise the right of redemption, a registration statement covering the sale of the underlying shares must be current and effective. In the event that, at any time subsequent to the date on which the warrants are called for redemption, the shares of common stock underlying the warrants are not subject to a current and effective registration statement, the Company’s right to call the warrants for redemption shall terminate with respect to all warrants that have not then been exercised or converted prior to that date.

The note, the certificate of designation and the warrants provide that those securities may not be exercised or converted if such conversion or exercise would result in the holder and its affiliates having beneficial ownership of more than 4.9% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. This limitation may not be waived.

The shares of common stock issuable upon conversion of the note or the series A preferred stock and upon exercise of the warrants are to be registered in accordance with the registration rights agreement executed in connection with the Purchase Agreement. The registration rights agreement provides that the Company will cause a registration statement to be filed within 60 days of the closing, and that such registration statement must be declared effective within 150 days after the initial filing of the registration statement. If the Company fails to file the registration statement or cause it to become effective within these deadlines (or fail to maintain effectiveness), the Company will owe liquidated damages to the note investors in the amount of 4,860 shares of its Series A Preferred Stock per day (approximately 1% of the investment amount per month), up to an aggregate maximum of 1,770,000 shares of Series A Preferred Stock (approximately 12% of the investment amount). The Company is not required to pay any liquidated damages in the event that the failure of the registration statement to be declared effective on the applicable due date is because of (a) the failure of any investor to provide information relating to the investor and its proposed method of sale or any other information concerning the investor that is required to be included in the registration statement or (b) any delays resulting from questions raised by the SEC or any other regulatory agency, market or exchange concerning any investor or the affiliates of any investor.

MALEX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2007

The Company is also not required to pay liquidated damages with respect to any portion of registrable securities which was not registered because of a reduction in shares registered in response to SEC comments. The Company’s obligation to register an investor’s shares ceases when the investor holds less than 10% of the originally registrable securities.

Proposed Series A Preferred Stock

Under the terms of the Financing, the Company agreed to file a Certificate of Amendment and Certificate of Designation with the Delaware Secretary of State which will among other things, set forth the rights, preferences and privileges of its Series A Preferred Stock. Upon filing of the Certificate of Amendment, the Company will have 25 million shares of Series A Preferred Stock authorized, with a par value of $0.001 per share. No dividends may be declared of paid to the holders of its common stock while the Series A Preferred Stock is outstanding. The holders of Series A Preferred Stock would be entitled to vote alongside the holder of common stock, on an as-converted basis. The holders of Series A Preferred Stock will have a liquidation preference of $0.374 per share, upon any liquidation, dissolution or winding up of the Company. Each share of Series A Preferred Stock will be convertible, either automatically in the event of a filing into shares of common stock at an initial conversion price of $0.374 per share (the conversion ratio is determined by taking $0.374 by the conversion price, initially one-to-one), which conversion price will be adjusted downward in the event that the Company issues shares of its common stock (or common stock equivalents) at an price per share below $0.374 (i.e. a “dilutive issuance”). In the event of a dilutive issuance, the conversion price of the Series A Preferred Stock will be reduced to equal the price per share in the dilutive issuance. The Series A Preferred Stock will automatically convert to common stock at the applicable conversion ratio if there is a consolidation or merger in which the Company is not the surviving corporation or a sale of its assets to a company where the Company’s stockholders are no longer the controlling stockholders of the entity acquiring the assets.

Item 2. Management’s Discussion and Analysis and Plan of Operations

Overview

We were originally incorporated on June 24, 1987 in the State of Delaware. As a result of the Share Exchange Transaction that was completed on November 13, 2007 and described more fully above in the notes to the financial statements, Fulland, a Cayman Islands company which owns Green Power, a PRC company engaged in the research, development, manufacturing and sale of dye machines and auxiliary electrical power equipments, became our wholly owned subsidiary and our new operating business. Fulland was incorporated under the laws of the Cayman Islands on May 9, 2007 and conducts its business operations through its wholly owned subsidiary Green Power, which was incorporated under the laws of the People’s Republic of China and registered as a wholly foreign owned enterprise on September 29, 2007. The acquisition of the Fulland will be accounted for as a reverse merger because on a post-merger basis, the shareholders of Fulland held a majority of our outstanding common stock on a voting and fully-diluted basis.

Results of operations

For the six months ended October 31, 2007 and 2006, operating expenses amounted to $18,622 and $1,771, respectively, and consisted of administrative expenses for the maintenance of the public shell. Prior to November 13, 2007, we had no operations or assets and were seeking merger opportunities.

Liquidity and Capital Resources

The Company has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its directors and companies affiliated with its directors. Net cash used by operating activities for the six months ended October 31, 2007 and 2006 was $0 and $0, respectively. We have been funded by our majority shareholder who has paid all of our expenses. Net cash used by investing activities was $0 and $0, respectively.

Our present need for liquidity principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. We have limited liquid assets available for our continuing needs. In the absence of any additional liquid resources, we will be faced with cash flow problems.

As more fully description in Note 2 to our financial statements, on November 13, 2007, we sold our 3% convertible subordinated notes in the principal amount of $5,525,000 to three accredited investors including Barron Partners LP. The notes were sold pursuant to a securities purchase agreement (the “Purchase Agreement”) dated November 13, 2007. The Purchase Agreement was executed by the parties on November 13, 2007.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements may require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 3.  Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALEX, INC. (Registrant)

Date: December 21, 2007	By:	/s/ Jianhua Wu
Jianhua Wu
Chief Executive Officer