Form 10KSB
period 2007-12-31
China Wind Systems, Inc
filed 2008-04-09
CIK 819926

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 33-16335

CHINA WIND SYSTEMS, INC.
(Name of small business issuer as in its charter)

DELAWARE	74-2235008
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

No. 9 Yanyu Middle Road
Qianzhou Village, Huishan District, Wuxi City
Jiangsu Province, China 214181

(Address of principal executive offices)

(86) 51083397559
(Issuer's telephone number)

Copies to:
Asher S. Levitsky PC
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 981-6767
Fax: (212) 930 - 9725
E-mail: alevitsky@srff.com

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for its most recent fiscal year: $24,418,385.

The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $34,943,000 as of April 3, 2007; based on the average of the closing bid and ask prices ($1.805) on that date.

As of March 31, 2008, the registrant had outstanding 37,732,295 shares of its Common Stock, par value $0.001 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format YES ☐ NO ☒

2

CHINA WIND SYSTEMS, INC.
2007 ANNUAL REPORT ON FORM 10-KSB

3

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

References in this annual report to “we,” “us,” and words of like import refer to China Wind Systems, Inc., its wholly-owned subsidiaries, and Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power”), both of which are variable interest entities under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise.

Through Hyayang Dye and Huayang Electric Power (collectively, the “Huayang Companies”), we are engaged in two business segments -- the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines and the electrical equipment segment, in which we manufacture and sell auxiliary equipment for the coking and power plants and, commencing in 2007, for the wind power industry, and related engineering consulting services.

Through our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dye and finishing machinery. Our products feature a high degree of both automation and mechanical-electrical integration. Our products are widely used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn.

Through our electrical equipment segment, we design, manufacture and sell both standard and custom auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. Our products are available in a variety of metals and non-metallic corrosion-resistant materials. In addition to this standard equipment, we also design and manufacture specialty equipment made to customers’ specifications. Our experience in manufacturing auxiliary electrical equipment has provided us with the opportunity to enter into other areas of the industry. Specifically, we are focusing our efforts on manufacturing rolled rings for use is the wind-generated power. During 2007, sales of components to the wind power industry represented approximately 7.8% of our revenue from this segment. We believe both of these businesses will have key roles to play in the next phase in China’s evolving electrical power equipment industry.

Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock piece with varying thickness and height; the rings are created from the forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure into high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required. We believe that there is a market for our rolled rings in the wind power industry.

Historically, the manufacturing of textile dyeing and finishing machines has been our principal source of business. The year ended December 31, 2006 was the first year in which we had any significant sales from the electrical equipment segment; the dyeing and finishing equipment segment accounted for revenues of approximately $14.9 million, or 81.7% of revenues and the electrical equipment segment accounted for revenues of approximately $3.3 million, or 18.3% of revenues. For the year ended December 31, 2007, dyeing and finishing equipment segment accounted for revenues of approximately $19.8 million, or 81.1% of revenues and the electrical equipment segment accounted for revenues of approximately $14.6 million, or 18.9% of revenues.

In connection with the expansion of our electrical equipment segment to develop and market rolled rings and related equipment to the wind power industry, we are acquiring newly-constructed buildings and the related land use rights from Wuxi Huayang Boiler Company, Ltd., a related party in which we held a 33% interest until May 2007, for approximately $10.9 million after reduction of price of $1.3 million.

Organization

We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. At the time of the reverse acquisition, described below, we were not engaged in any business activities and we were considered to be a blank-check shell company.

We are the sole stockholder of Fulland, Limited, a Cayman Islands limited liability company. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd., which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China. Green Power is a party to a series of contractual arrangements dated October 12, 2007 with the Huayang Companies, both of which are limited liability companies organized under the laws of the PRC, and their stockholders. Our corporate organizational structure, including the contractual arrangements with the Huayang Companies, is designed to comply with certain laws and regulations of the PRC which restrict the manner in which Chinese companies, particularly companies owned by Chinese residents, may raise funds from non-Chinese sources.

Our executive offices are located No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, China 214181, telephone (86) 51083397559. Our website is www.chinawindsystems,com. Information on our website of any other website does not constitute a part of this annual report.

Reverse Acquisition

On November 13, 2007, we, then known as Malex, Inc., acquired Fulland in a transaction in which we issued 36,577,704 shares of common stock to the former stockholders of Fulland and purchased 8,006,490 shares of common stock from our then-principal stockholder and cancelled such shares. The exchange was treated as a recapitalization that gave effect to the share exchange agreement. Under generally accepted accounting principles, our acquisition of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Fulland of us, with the issuance of stock by Fulland for the net monetary assets of Malex. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of the Fulland, which is treated as the acquiring party for accounting purposes. Since Fulland and Green Power were not engaged in any business activities, our financial statements for periods prior to the closing of the reverse acquisition reflect only business of the Huayang Companies. The financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 36,577,704 shares of common stock issued to the former Fulland stockholders are deemed to be outstanding as of December 31, 2005.

November 2007 Private Placement

On November 13, 2007, we entered into the following agreements and consummated the following transactions:

•
We entered into a securities purchase agreement with the a group of investors headed by Barron Partners L.P. pursuant to which we issued and sold to the investors, for $5,525,000, our 3% convertible subordinated notes. On March 28, 2008, when we amended and restated our certificate of incorporation and filed a statement of designation relating to the series A preferred stock, the notes were automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 11,176,504 shares of Common Stock at $0.58 per share, 5,588,252 shares of Common Stock at $0.83 per share, and 2,065,000 shares at $0.92 per share. In anticipation of the automatic conversion, with our consent, in February 2008, Barron (i) partially converted its note with respect to warrants to purchase 323,000 shares of common stock at $.58, and (ii) exercised those warrants. Upon the automatic conversion of the warrants, the number of warrants issued to Barron was reduced by the warrants that had been issued and exercised in February.

The following table sets forth information as to the investors, the principal amount of notes and the securities issued upon conversion of the notes.

			Preferred Stock and Warrants Issued on Conversion of Notes
Investor	Investment	Principal of Note	Series A Preferred Stock	$0.58 Warrants	$0.83 Warrants	$0.92 Warrants
Barron Partners LP	$5,275,000	$5,275,000	14,118,034	10,670,780	5,335,390	1,971,561
EOS Holdings	150,000	150,000	401,461	303,434	151,717	56,063
Steve Mazur	100,000	100,000	267,640	202,290	101,145	37,376
	$5,525,000	$5,525,000	14,787,135	11,176,504	5,588,252	2,065,000

•
We entered into an escrow agreement pursuant to which we issued our 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000. On March 28, 2008, with the filing of the restated certificate of incorporation and statement of designation, this note became automatically converted into 24,787,135 shares of series A preferred stock. These shares will be held in escrow. Some or all of 14,787,135 shares will be delivered to the investors if our pre-tax earnings, determined on a fully-diluted basis, do not reach specified levels for 2007 and 2008. The target number for 2007 is $0.08316 per share, and the target number for 2008 is $0.13131 per share. The per share numbers are based on all shares that are outstanding or are issuable upon exercise or conversion of all warrants or options, regardless of whether such shares would be used in computing diluted earnings per share under GAAP. Some or all of the remaining 10,000,000 shares will be delivered to the investors if we owe any taxes to the PRC government through September 30, 2007. For each $1.00 of such tax liability, four shares of series A preferred stock are to be delivered to the Investors. As of December 31, 2007, no shares were deliverable to the investors pursuant to the escrow agreement.

Pursuant to the purchase agreement, in addition to the foregoing:

•
We and the investors entered into a registration rights agreement pursuant to which we agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008. Our failure to have the registration statement declared effective by June 11, 2008 and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 4,860 shares of series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,770,000 shares. The number of shares issuable per day is subject to adjustment if we cannot register all of the required shares as a result of the SEC’s interpretation of Rule 415. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement.

•
We agreed to have appointed such number of independent directors that would result in a majority of our directors being independent directors, that the audit committee would be composed solely of at least three directors, all of whom would be independent directors, and the compensation committee would have a majority of independent directors within 90 days after the closing, which would be February 11, 2008. Failure to meet this date will result in liquidated damages commencing February 12, 2008, until the date on which the requirement is satisfied. Thereafter, if we do not meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason, this would result in the imposition of liquidated damages. The investors agreed to postpone until March 31, 2008, the date on which we must meet these requirements, and, as of March 31, 2008, we met these requirements.

•
We agreed to have a qualified chief financial officer who may be a part-time chief financial officer until February 13, 2008. If we cannot hire a qualified chief financial officer promptly upon the resignation or termination of employment of a former chief financial officer, we may engage an accountant or accounting firm to perform the duties of the chief financial officer. In no event shall we either (i) fail to file an annual, quarter or other report in a timely manner because of the absence of a qualified chief financial officer, or (ii) not have a person who can make the statements and sign the certifications required to be filed in an annual or quarterly report under the Securities Exchange Act of 1934.

•
Liquidated damages for failure to comply with the preceding three covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or series A preferred stock, at the election of the investors. The series A preferred stock would be valued at the liquidation preference, which is $.374 per share.

•	The investors have a right of first refusal on future financings.

•	Until the earlier of November 13, 2011 or such time as the investors shall have sold all of the underlying shares of common stock, we are restricted from issuing convertible debt or preferred stock.

•
Until the earlier of November 13, 2010 or such time as the investors have sold 90% of the underlying shares of common stock, our debt cannot exceed twice the preceding four quarters earnings before interest, taxes, depreciation and amortization.

•
Certain of our officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.

•	We paid Barron Partners $30,000 for its due diligence expenses.

Pursuant to the securities purchase agreement, the statement of designation and the warrants, with certain exceptions, until the investors have sold all of the underlying shares of common stock, if we sell common stock or issue convertible securities with a conversion or exercise price which is less than the conversion price of the preferred stock, the conversion price of the series A preferred stock and the exercise price of the warrants is reduced to the lower price.

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

The warrants provide that the exercise price of the warrants may be reduced by up to 90% per year if our pre-tax income per share of common stock, on a fully-diluted basis as described above, is less than $0.08316 per share for 2007 and $0.13131 per share for 2008.

Pre-tax income, for purposes of determining whether any shares of series A preferred stock are to be delivered from escrow and for determining any adjustment in the warrant exercise price, is defined as income before income taxes determined in accordance with generally United States GAAP plus (a) any charges which are reflected under GAAP in our financial statements which relate to the transaction contemplated by the purchase agreement, the registration rights agreement and the other notes and agreements relating to the financing, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain. Pre-tax income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining pre-tax income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants.

Our 2007 pre-tax income met the required threshold. The following table sets forth the exercise price of the warrants if our pre-tax income per share is 20% below the threshold for 2008 (a “20% shortfall”), 50% below the threshold for 2008 (a “50% shortfall”) and a 90% or more below the threshold for 2008 (a “90% shortfall”) and in each case there were no other events that affected the exercise price:

	$0.58 Warrant	$0.83 Warrant	$0.92 Warrant
Unadjusted	$0.580	$0.830	$0.92
20% shortfall	0.464	0.664	0.736
50% shortfall	0.290	0.415	0.460
90% shortfall	0.058	0.083	0.092

This table illustrates the adjusted warrant exercise price that would result from the specified percentage shortfall in 2008. Any adjustment in the warrant exercise price would depend on the pre-tax income for share for both years.

The warrants also give us the right to call the warrants for $.01 per share if the trading price of the common stock is not less than the greater of (a) $1.16 or 200% of the exercise price for the $0.69 warrants, or (b) $1.66 or 200% of the exercise price for the $.80 warrants, or (c) $1.84 or 200% of the exercise price, on each trading day in the 20 trading days ending on the date prior to the date on which the warrants are called for redemption provided that the trading volume on each day in the computation period is at least 200,000 shares.

In order for us to exercise the right of redemption, a registration statement covering the sale of the underlying shares must be current and effective. In the event that, at any time subsequent to the date on which the warrants are called for redemption, the shares of common stock underlying the warrants are not subject to a current and effective registration statement, our right to call the warrants for redemption shall terminate with respect to all warrants that have not then been exercised or converted prior to that date.

The certificate of designation and the warrants provide that those securities may not be exercised or converted if such conversion or exercise would result in the holder and its affiliates having beneficial ownership of more than 4.9% of our outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. This limitation may not be waived.

Corporate Structure

We own all of the capital stock of Fulland, which owns all of the capital stock of Green Power. Green Power has a series of contractual agreements with the Huayang Companies.

The following chart summarizes our organizational and ownership structure.

Our Business

We are a holding company, and all of our operations are conducted by our Chinese subsidiary, Green Power and our affiliated companies, Huayang Dye and Huayang Electrical. PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our businesses in the PRC through the Huayang Companies. Each of the Huayang Companies has the licenses and approvals necessary to operate its business in the PRC. We have contractual arrangements with the Huayang Companies and their respective stockholders pursuant to which we provide these companies with technology consulting and other general business operation services. Through these contractual arrangements, we also have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control the Huayang Companies, we are considered the primary beneficiary of the Huayang Companies. Accordingly, we consolidate the results, assets and liabilities of the Huayang Companies in our financial statements.

Contractual Arrangements with the Huayang Companies and their Stockholders

Our relationships with the Huayang Companies and their stockholders are governed by a series of contractual arrangements between Green Power, the Huayang Group’s wholly foreign owned enterprise in the PRC, and each of the Huayang Companies, which are the operating companies of the Huayang Group in the PRC. Under PRC laws, each of Green Power, Huayang Dye Machine and Huayang Electrical Power Equipment is an independent legal person and none of them is exposed to liabilities incurred by the other parties. Other than pursuant to the contractual arrangements between Green Power and the Huayang Companies described below, neither of the Huayang Companies transfers any other funds generated from its operations to any other member of the Huayang Group. On October 12, 2007, we entered into the following contractual arrangements with each of the Huayang Companies.

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and each of the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipment and related products. Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing its services under the agreement, or derived from the provision of the services. The Huayang Companies pay a quarterly consulting service fees to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all stockholders of the Huayang Companies, Green Power provides guidance and instruction on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies stockholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agree that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement is ten years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the Huayang Companies stockholders and Green Power, the Huayang Companies’ stockholders pledged all of their equity interests in the Huayang Companies to Green Power to guarantee the Huayang Companies’ performance of their obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies Stockholders breaches their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Huayang Companies stockholders also agreed that upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies stockholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies’ stockholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interest. The equity pledge agreement will expire two years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

Option Agreement.     Under the option agreement between the Huayang Companies Stockholders and Green Power, the Huayang Companies Stockholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement. Pursuant to the proxy agreement between the Huayang Companies’ stockholders and Green Power, the Huayang Companies’ stockholders agreed to irrevocably grant a person to be designated by Green Power with the right to exercise the Huayang Companies’ stockholders’ voting rights and their other rights, including the attendance at and the voting of the Huayang Companies’ stockholders’ shares at stockholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the rights to sell or transfer all or any of his equity interests of the Huayang Companies, and appoint and vote for the directors and chairman as the authorized representative of the stockholders of the Huayang Companies. The proxy agreement may be terminated by joint consent of the parties or upon 30-day written notice from Green Power.

The Dyeing and Finishing Segment

China is one of the world’s leading textile producers today, and the country’s textile industry, a traditional pillar in the Chinese national economy, is projected to grow by more than 15 percent in terms of output value, profits and exports year-on-year in 2007, according to the National Development and Reform Commission (NDRC). Chinese textile enterprises recorded a total output value of 2.46 trillion RMB (US$307.7 billion) in 2006, a rise of 21.3% from a year earlier.

Traditionally, Chinese textile manufacturers have imported many of the machines and equipment used in the textile industry. However, sales of textile machinery and equipment produced in the PRC have increased over the past two years.

In our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dye and finishing machinery. We believe that we are one of the leading domestic Chinese manufacturers of textile dyeing machines, and our Huayang brand is nationally recognized. We currently have the capacity to manufacture and assemble approximately 550 textile dyeing machines annually. Our state-of-the-art and automated production line enables us to manufacture our products more efficiently, with lower labor and energy costs compared to traditional manufacturing methods. As part of our manufacturing process, we make corrosion-resistant stainless steel pumps and pressure vessels, which are not only critical components for our dyeing and finishing products but have other industrial applications. The PRC Central Government has granted us a license to manufacture our pumps and pressure vessels, which are deemed to meet or exceed national quality standards.

We have received the “Advanced Enterprise for Progress in Science and Technology Award” from Wuxi City in 1999, and the “Star of Brilliance Medal” from the Wuxi City Bureau of Industrial and Commercial Administration in the same year. In 2002, we were recognized as an “Advanced Enterprise for Technical Reform Input” by Qianzhou, a municipality of Wuxi City.

Huayang Dye presently has 120 personnel in four departments -- design, production, sales and technical support.

Our Dyeing and Finishing Products

Our products are generally compact in design compared with alternatives on the market, and feature a high degree of both automation and mechanical-electrical integration. Our products are used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. We currently offer the following types of textile dyeing machines:

Description of Our Dye Machine	Model Number	Type of Fabric

Double overflow high temperature high pressure dye machine	SME1000B	knitted fabric

Medium overflow high temperature sample dye machine	SME1000B-50 SME1000B-100	knitted fabric

Jet-type high pressure high speed dye machine	SME236	woven fabric

High temperature high speed soft dye machine	SME1000A-1 SME1000A-II	knitted fabric

De-weighting dye machine	SME-236B	micro-fiber

Beam dye machine	GR201	dyed yarn

Injection pipe dye machine	SME236C-II	woven fabric

High speed high temperature computer program control sample dye machine	SME236C-30 SME236C-60	woven fabric

Normal temperature and normal pressure double overflow type dye machine	CYL-38	acrylic fiber, cotton

We also offer a selection of finishing equipment, including: (i) a high pressure rotary refining/compacting/creping washing machine for stretching and softening of fabric, (ii) a push-type high temperature, high pressure dye jigger used in connection with fabric dyeing, and (iii) a beam reeling-and-reeling-off machine for dyeing heavy cotton and linen fabric.

Marketing and Distribution

Presently, all of our revenue from the textile dyeing machine segment is derived from sales in China. We presently sell our products in Jiangsu and Zhejiang Provinces, both regions with significant textile production, as well as in many of the coastal regions of China. We are also making efforts to market our products into Guangzhou, Shandong, Sichuan and other inland regions of China.

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training, and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s top textile producers, including Wujiang City Lianjua Dyeing & Finishing Co., Ltd. (which accounted of 10% of the revenue from our textile dyeing machine segment for 2006) and Zhejiang Guannan Knitting & Dyeing Co., Ltd. (which accounted of 8% of the revenue from our textile dyeing machine segment for 2006). In 2007, we did not have any customer that accounted for over 10% of our revenues.

Growth Strategies

According to China’s National Development and Reform Commission, the main focus of the country’s textile industry has shifted from gaining competitive advantages based on labor costs, toward the objectives of developing scientific and technological innovation as well as brand creation. Under the auspices of China’s Eleventh Five Year Plan, which was implemented in 2006, the next stage for the textile and dye industries in China is the development of green textile products and the promotion of clean production technologies, according to the Bureau of Economic Operation under the National Development and Reform Commission.

In support of this objective, we are continuing our efforts to develop and implement next-generation low energy consumption and high heating efficiency features to our machines. The current emphasis of our efforts is on increasing automation features in our existing products and implementing power line communication technology throughout our production facilities to enable our customers to reduce their use of electricity. We believe that if we can achieve these goals, we may be able both to expand our presence in the Chinese market and to enter overseas markets such as the United States and Europe.

Competition

Because of the importance of the Chinese textile industry in the world market, we face competition both domestic and foreign suppliers. However, due to the high quality of our products, our competitors are primarily foreign-based. Japan, Germany, Italy, Taiwan and Switzerland are presently the top five suppliers of textile machinery to China, covering more than 80% of the total import value in 2006. Domestically, our chief competitor is Fong’s National Engineering (Shenzhen) Co., Ltd., a subsidiary of Fong’s Industries Company Ltd., a Hong-Kong based conglomerate.

We believe that we can effectively compete with these companies on the basis of the quality and performance of our products, and our after-sales service. We provide one year of maintenance and repair services free of charge for all of our products. Moreover, we provide customers in the Jiangsu and Zhejiang Provinces, our top markets, with responsive on-site support which is generally provided within 24 hours of receiving a request. However, many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and presently enjoy greater brand recognition.

The Electrical Power Equipment Segment

Today’s China uses more coal than the United States, the European Union and Japan combined. Coal is used to fuel the country’s fast-growing economy, which for the first time is contributing more than the United States to world economic growth, according to the International Monetary Fund. Coal-fired power plants presently account for more than two-thirds of China’s installed power capacity, according to the China Electricity Council. Every week to 10 days, another coal-fired power plant that is big enough to serve all the households in Dallas or San Diego opens somewhere in China, according to a report by the New York Times. At the same time, with the prevalence of low level technology, China’s electricity generation industry is characterized by high waste and low efficiency, according to the State Electricity Regulatory commission.

Coal is also used in China to produce coke, a solid carbonaceous material derived from burning low-ash, low-sulfur bituminous coal and used as the main fuel material in iron-making blast furnaces. In 2004, China’s coke output reached 224 million tons, or 56% of the world’s total, according to the PRC National Bureau of Statistics. By 2006, that number reached more than 290 million tons, with 280 million tons for domestic consumption and 14.5 million tons for export.

This high level of coal consumption has also made China the leading producer of greenhouse gases (carbon dioxide and sulfur dioxide) in the world, according to the Netherlands Environmental Assessment Agency, a Dutch research institute. To address this issue, the Central Government published China’s first National Action Plan on Climate Change in June 2007. The National Plan aims to reduce China’s annual emissions of greenhouse gases by 1.5 billion tons of carbon dioxide equivalent by 2010. A target of the National Plan is the country’s use of coal, including the promotion of efficient coal-fired power stations. We believe that, with our products, we are positioned to assist China’s coking plants and coal-fired power stations in complying with the mandates of the National Plan.

We design, manufacture and sell both standard and custom auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. Our products are available in a variety of metals and non-metallic corrosion-resistant materials. We design and assemble our products at our facilities in Wuxi.

 We presently have 40 personnel in four departments — design, production, sales and technical support.

Our Products

We design, manufacture and distribute the following standard auxiliary equipment for coke plants and coal-fired power stations as follows:

Our Product	Application

Spiral plate heat exchanger
This is a high efficiency heat exchanger suitable for convective heat transfer from liquid to liquid, gas to gas, gas to liquid, and steam condensation to evaporation. Our heat exchanger is primarily used by coking plants to treat ammonia waste water and gas. Coal-fired power stations use the heat exchangers to treat sludge, a byproduct of coal-burning.

Cross-tube gas cooler	The gas cooler is mainly used to cool the raw coal gas produced during the coking process and during coal burning.

Cloth-type dust collector	This a dust removal system primarily used to collect dust particles that are generated during the coking or coal-burning process.

Desulfurization regeneration tower	The tower is mainly used to produce clean coal gas by removing sulfur from coal gas produced during the coking or coal-burning process.

In addition to these standard equipment, we also design and manufacture specialty equipment made to customers’ specifications, which represented approximately 25% of the revenue from our electrical power equipment segment in fiscal 2006. These commercially oriented, value-added products become part of the customers’ processes and typically are manufactured and delivered in a time period of more than 50 days. Specialty products are custom engineered for specific applications, manufactured on demand, and may have limited use in other applications.

Other than product manufacturing, we also provide technology consulting services relating to water-treatment equipment, heat exchangers, coking equipment and wind power generation equipment. Our technology consulting services represented approximately 4% of the revenue from our electrical power equipment segment in fiscal 2006.

Marketing and Distribution

Currently, our principal customers for our electrical power equipment are coking plants and coal-fired power stations. Our principal customers for rolled rings are in the wind power and railway and heavy vehicle manufacturing industries, which purchase our products as components in equipment and system installations.

Based at our facilities in Wuxi, we have a sales team for both our electrical power equipment and rolled rings. Our marketing efforts include industrial conferences, trade fairs, sales training, and advertising. Our sales teams work closely with our research and development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our coking-related equipment is primarily sold to plants in Shanxi Province. Our dust collectors are sold to coking plants and power stations throughout China. Our rolled rings are currently sold to companies in Luoyang, a city in Henan Province. No part of our business in the electrical power equipment segment is dependent on a single customer or a few customers, the loss of which would seriously harm our business, or on contracts or subcontracts that are subject to renegotiation or termination by a governmental agency.

Growth Strategy; Rolled Rings

Our experience in manufacturing auxiliary electrical equipment has provided us with the ability to explore other opportunities in the power generation industry. Specifically, we have focused our efforts on applying our manufacturing know-how to the development of equipment for “green” - or environmental-friendly - power generation. In 2006, China’s total power generation capacity surpassed 622 gigawatts, an increase of 100 gigawatts from 2005, making China the second-largest power generator and the fastest-growing power generation market in the world. According to the International Energy Agency, China is expected to invest a total of nearly US$2 trillion in electricity generation, transmission, and distribution over the next 30 years to meet rapidly growing electricity demand.  Half of that investment will be in power generation, while the other half will go to transmission and distribution.  Currently, energy from coal and oil comprises approximately 78% of China’s generating capacity, while hydropower provides approximately 21% and nuclear power less than 1.6% of total capacity.  With the dwindling supply of fossil fuels for power generation, and with the negative environmental effects of coal-burning, the Chinese government is encouraging alternative forms of power supply, such as hydropower, wind power and solar power.  China’s Eleventh Five-Year Plan provides an “alternative energy strategy,” which aims to increase the country’s renewable energy supply to 15% of China’s energy needs by 2020.

We initially looked at two alternative power generation technologies: waste-to-energy and wind power. Generating electricity by incinerating solid waste is attractive because the technology is suitable for dense population areas where land is often scarce, and offers a clean method for waste disposal. We entered into a cooperation agreement with Beijing China Sciences General Energy & Environmental Co., Ltd., an affiliate of the Chinese Academy of Sciences, to develop waste-to-energy technology that is both viable and environmentally friendly. Because waste-to-energy technology is still in its nascent stage, we have recently elected to discontinue further efforts toward this technology, and we are now focusing on wind power for growth in our electrical equipment business.

Wind-power generation is a mature technology that is embraced in China. Current PRC government guideline mandates that 30,000 megawatts of wind power be installed by 2020. The Brussels-based Global Wind Energy Council reported that in 2006, China added nearly 1350 megawatts of wind-generated electricity, doubling its wind capacity. Moreover, the Chinese government has mandated that 70 percent of wind components be sourced domestically by 2010.

Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock piece with varying thickness and height. The rings are called rolled rings in reference to our forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure into high strength parts known as forging. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required.

Rings can also be manufactured through machining or casting. We believe that the forging provides increased strength and flexibility of the finished product. A ring’s strength dictates its fatigue resistance, and is determined by the orientation of the grain flow of the ring’s metal material. Unlike the machining process, which creates a unidirectional grain flow, or the casting process, which creates no grain flow, the forging process causes alignment and orientation of the grain flow in a direction creating maximum strength, thereby assuring maximum fatigue resistance. This high strength property also reduces sectional thickness and overall weight of the right without compromising the overall integrity of the finished product.

High tangential strength and ductility make forged rings well-suited for torque- and pressure-resistant components, such as gears, engine bearings for aircraft, wheel bearings, couplings, rotor spacers, sealed discs and cases, flanges, pressure vessels and valve bodies. As such, rolled rings have a wide variety of applications. Presently, the majority of Chinese rolled ring producers rely on technologies such as the steam hammer and friction press, which consume large amounts of energy and cause pollution, and which, we believe, generate a less desirable product.

Yaw bearings, which are found in every wind turbine, are made from rolled rings. Essentially, a yaw bearing is a large ring with teeth, all of which are either pointing outward or inward. The teeth allow the yaw bearing to engage with a smaller wheel attached to the yaw motor. The yaw motor turns the wind turbine so that the rotor (to which blades are attached) faces the wind in order to optimize electricity generation. The yaw bearing is used by the yaw motor to turn the wind turbine.

During the first half of 2007, we began supplying rolled rings that are made to our specifications by contract manufacturers to companies in the domestic wind power industry, as well as railway and heavy vehicle manufacturing companies. Currently, have contracts to supply rolled rings to Luoyang Shengjia Bearing Co., Ltd., Luoyang Special Large-Size Bearing Co., Ltd., Luoyang Forged Bearings Co., Ltd., Luoyang Xinqianglian Bearings Co., Ltd. and Luoyang UBT Bearing and Machinery Co., Ltd.

We have also devoted a workspace of approximately 108,000 square feet at our Wuxi facilities to set up our own rolled ring manufacturing operation, which we plan to develop and expand in three phases. We have launched the first phase of our plan and are in the process of acquiring and installing manufacturing equipment. Upon completion of this initial phase, which is expected by October 2008, we anticipate that we will have the capacity to manufacture rolled rings up to five meters in diameter, using the axial closed-die rolling technology. Rolled rings manufactured using this method are characterized by high level of precision and surface smoothness, thereby minimizing post-production cutting and finishing work, as well as high level of structural strength and flexibility. Moreover, by the use of such advanced technology, we estimate that we will be able to save approximately 35% in materials versus other, more traditional, ring manufacturing techniques. We are also planning to have the capacity, upon completion of phase one, to manufacture shafts weighing up to 40 tons and measuring up to two meters in diameter, using the cross wedge rolling technique. Shafts are used by wind turbine makers to connect the wind turbine rotor to the gear box (a main shaft), and the gear box to the power generator (a small shaft). Compared to traditional methods of forging, cutting and forming shaft-type structures, the cross wedge rolling technique is highly efficient and inexpensive. More importantly, shafts formed by this technology have high quality, with surface that requires virtually no additional processing after formation.

For the second phase of our plan, we will continue to develop our manufacturing techniques and are planning to achieve capacity to produce forged rolled rings of up to six meters in diameter and shafts of up to 150 tons in weight. Concurrently, we will acquire the equipment necessary to produce yaw bearings from our rolled rings. Our goal for the third phase of our plan is to have the manufacturing capacity, at completion, to produce forged rolled rings and yaw bearings of up to eight meters in diameter and up to 150 tons in weight, and shafts of up to 500 tons in weight, to suit different applications and purposes.

We plan to deploy technology that will enable the high level of automation necessary for our intended manufacturing process. To that end, we have already acquired state-of-the-art heat treatment value simulation software developed by the Forging Technology Section of the Mechanical Engineering Institute, a research organization. We are preparing to acquire a 4,500-ton oil press for the first phase of our plan, and plan to acquire a 6,000-ton oil press for the second phase and a 12,500-ton hydraulic press for the third phase.

Competition

We believe that China’s continuing reliance on coal combined with the mandates of the National Action Plan on Climate Change is driving the demand for auxiliary electrical power equipment like ours, which in turn is attracting many companies to the industry, including international companies such as Australia’s Waterco Co. and the European conglomerate Suez Co., and domestic manufacturers such as Harbin Hydrogen Control Equipment Industrial Co. and Shanghai Taixin Environmental Equipment Co., Ltd. Many of these companies have research and development capabilities and are funding sources that are superior to ours.

Despite the short period time since we started producing rolled rings, we do not presently have many competitors domestically. Our precision forging techniques combined with our advanced manufacturing facilities and equipment produce rolled rings that very few Chinese companies can currently replicate. We are currently aware that Henan Liukuang Group and Shanghai Heavy Machinery Factory are competing makers of rolled rings.

Source of Supply

The main component of all of our products, in both our dyeing and finishing and electric power equipment segments, is stainless steel. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd., stainless steel plates from Wuxi City Fanshun Materials Co., Ltd., and stainless steel casings from Jiangyin Tongqing Machinery Manufacturing Co., Ltd. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. The price of stainless steel in China, while unstable, has generally been favorable to us as supply continues to exceed demand. However, we cannot guarantee that the present conditions of the stainless steel market will maintain. Any significant rise in the price of or demand for stainless steel could have an adverse affect on our results of operations.

Other materials needed to our manufacturing needs, such as stainless steel tubes, stainless steel planks and transducers, are relatively easy to purchase from multiple vendors and we intend to work with two to three vendors to ensure the best pricing and quality of these supplies.

Research and Development

To date, we have not incurred significant research and development expenses in our business. Our research and development staff consists of nine technical employees who work on product development. We work with both private-sector companies and public-sector entities in our research and development. We plan to invest in research and development to create and develop new products in both of our operating segments. We presently have a long-term cooperation agreement with Shanxi Province Coking Design Research Institute to develop next-generation coking and desulfurization equipment with emphasis on environmentally-friendly features. The research and development activities are performed by the Institute’s personnel. The Institute will develop the equipment, to which we will have the exclusive manufacturing and distribution rights. If we elect to exercise these rights, we will then enter into a separate agreement with the Institute concerning revenue sharing for the particular equipment. If we do not exercise our exclusive right, we will have no other obligations to the Institute under the cooperation agreement.

For our dye machine business, we are currently working on the development an air-stream based dye machine that can: (i) reduce consumption of steam and cooling water, thereby reduce waste, (ii) increase the speed for application of dye fluid and the number of dye applicators, thereby promoting efficiency and reducing energy consumption; (iii) reduce potential damage to a textile through use of air streams to move the textile during the dye process; (iv) maintain a textile’s ideal piling density through use of basket-style structure; and (v) be readily switched to a fluid-based mode of operation as required by an end-user where a particular textile requires washing and rinsing during the dye process. However, we cannot assure you that we will be able to develop equipment that meets any or all of these applications.

In our electric power equipment segment, we are working to complete setting up our rolled ring manufacturing operation, and will concentrate our research and development efforts on developing enhancement of rolled rings and related products principally for the wind power industry.

Government Regulations

Environmental Regulations

Our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, and we use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations. As a result, we are required to comply with all national and local regulations regarding protection of the environment. Our operations are subject to regulations promulgated by China’s Environmental Protection Administration, Jiangsu Province Environmental Protection Administration and the Wuxi City Environmental Administration. We are also subject to periodic monitoring by local environmental protection authorities in Wuxi. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our manufacturing processes. We believe that our manufacturing facilities and equipment are in substantial compliance with all applicable environmental regulations. Based on the requirement of present law, additional measures to maintain compliance are not expected to materially affect our capital expenditures, competitive position, financial position or results of operations.

The PRC has expressed a concern about pollution and other environmental hazards. Although we believe that we comply with current national and local government regulations, if it is determined that we are in violation of these regulations, we can be subject to financial penalties as well as the loss of our business license, in which event we would be unable to continue in business. Further, if the national or local government adopts more stringent regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

Regulations Governing Electrical Equipment

Our products are subject to regulations that pertain to electrical equipment, which may materially adversely affect our business. These regulations influence the design, components or operation of our products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may restrict our ability to sell our products in the PRC. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, we may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

Business License

Green Power and both of the Huayang Companies have been issued business licenses with the appropriate municipal and provincial governments which specifically authorize the companies to operate their respective businesses. All of these business licenses, which are subject to annual review by the issuing agencies, are current as of the date of this prospectus. No additional approval or license is required for the manufacturing and sale of the textile dyeing and finishing machines, the auxiliary electrical power equipment or the rolled rings.

Circular 106 Compliance and Approval

On May 31, 2007, the SAFE issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, in early September 2007, the owners of 100% of the equity in the Huayang Companies, namely Jianhua Wu and Lihua Tang, submitted their application to SAFE. On September 19, 2007, SAFE approved their application, permitting these Chinese nationals to establish an offshore company, Fulland, as a “special purpose vehicle” for any foreign ownership and capital raising activities by the Huayang Companies.   After SAFE’s approval, Mr. Wu and Ms. Tang became the majority owners of Fulland on October 11, 2007.

Intellectual Property Rights

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We have received one patent in China in connection for one of our textile dyeing machines, which expires April 28, 2009, and we intend to apply for more patents to protect our core technologies. We also have confidentiality and non-competition policies in place as part of our company employment guideline which is given to each employee, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

Employees

As of December 31, 2007, we had approximately 160 employees, all of which were full-time employees, which were employed by the Huayang Companies. Of these, 120 are in the dye machine segment, including three management personnel, six technicians, twelve sales representatives, four accounting and finance personnel, three purchasing agents, six quality control personnel and 86 workers. The remaining 40 employees are with our electrical equipment operations, including three engineers, two quality control personnel, four sales persons, three administrative staff, and 28 other workers. Nine of our engineers and technical personnel are involved in research and development activities.

All of these employees are members of a union, organized by the Union for Huishan District, Wuxi City as mandated by the PRC Union Law. Neither we nor any of our affiliates have experienced a work stoppage. We believe that our relations with our employees are good.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

Our businesses are subject to fluctuations in operating results due to general economic conditions, specific economic conditions in the industries in which it operates and other external forces.

Our businesses and operations could be affected by the following, among other factors:

•	changes in general economic conditions and specific conditions in industries in which our businesses operate that can result in the deferral or reduction of purchases by end-use customers;
•	the effects of terrorist activity and international conflicts, which could lead to business interruptions;
•	the size, timing and cancellation of significant orders, which can be non-recurring;
•	market acceptance of new products and product enhancements;
•	announcements, introductions and transitions of new products by us or our competitors;
•	deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;
•	changes in pricing in response to competitive pricing actions;
•	supply constraints;
•	the level of expenditures on research and development and sales and marketing programs;
•	our ability to achieve targeted cost reductions;
•	rising interest rates; and
•	excess facilities.

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, some of our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. Although we maintain strict quality controls and procedures, we cannot be certain that our products will be completely free from defects. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, because the insurance industry in China is still in its early stages of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

A downturn in the major markets in which we served may adversely affect results.

While our businesses serve a broad array of end markets, a sustained downturn in the general industrial or textile markets could have a material adverse effect on our business, results of operation or financial condition.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely affected.

Although certain technologies in the industries that we occupy are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

Because we face intense competition from other companies for both of our operating segments, many of which have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The markets for products in both of our business segments are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with present environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

Our products are subject to PRC regulations that pertain to electrical equipment, which may materially adversely affect our business.

These regulations influence the design, components or operation of such products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may restrict our ability to sell our products in the PRC. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, we may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

Customers of our electrical equipments operate in industries that are cyclical, and downturns in such industries may adversely affect our operating results.

Historically, a substantial portion of our revenue from our electrical equipment segment has been derived from sales of our products to companies in the coking and power generating industries, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. A downturn in one or more of these industries could occur at any time. In the event of such a downturn, we have no way of knowing if, when and to what extent there might be a recovery. Deterioration in any of the cyclical industries we serve would harm our business and operating results because our customers would not likely have the resources necessary to purchase our products or would not likely have the need to build additional facilities or improve existing facilities.

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Huayang Dye Machine commenced operations in 1995 and Huayang Electrical Power Equipment in 2004. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the dye machinery industry and the electrical equipment industry in China. Some of these risks and uncertainties relate to our ability to:

•	offer new and innovative products to attract and retain a larger customer base;
•	attract additional customers and increase spending per customer;
•	increase awareness of our brand and continue to develop user and customer loyalty;
•	respond to competitive market conditions;
•	respond to changes in our regulatory environment;
•	manage risks associated with intellectual property rights;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business;
•	attract, retain and motivate qualified personnel; and
•	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We are currently implementing various strategic business initiatives, and the success of our businesses will depend on its ability to effectively develop and implement these initiatives.

We are currently implementing various strategic business initiatives. In connection with the development and implementation of these initiatives, we will incur additional expenses and capital expenditures to implement the initiatives. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives included in any new initiative proves to be unsuccessful. Moreover, if we are unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

Our profitability may decline as a result of increasing pressure on margins.

The textile and apparel industries have historically been subject to substantial cyclical variations and are particularly affected by adverse trends in the general economy. These industries are subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may decrease the demands for our dye machines or cause us to reduce our sales prices to our customers, which could cause our gross margin to decline if we are unable to offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Failure to successfully reduce our production costs may adversely affect our financial results.

A significant portion of our strategy relies upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our strategy relies on our ability to reduce our production costs in order to remain competitive. If we are not able to continue to successfully implement cost reduction measures, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support, and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

A decrease in supply or increase in cost of the materials used in our products could harm our profitability.

Any restrictions on the supply or the increase in the cost of the materials used by us in manufacturing our products could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources.

Unforeseen or recurring operational problems at our facilities may cause significant lost production, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our manufacturing processes could be affected by operational problems that could impair our production capability. Our facilities contain complex and sophisticated machines that are used in our manufacturing process. Disruptions at our facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of our machines; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems. Any prolonged disruption in operations at our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to manage the expansion of our operations effectively, which may have an adverse affect on our business and results of operations.

The revenues from the production and sale of our current product offerings and the projected revenues from these products may not be adequate to support our expansion and product development programs.  We will need substantial additional funds to expand our production facilities, pursue research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

Immediately after the Closing of the share exchange transaction, our directors and executive officers control approximately 48.67% of our outstanding shares of stock that is entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Jianhua Wu, our chief executive officer and the chairman of our Board. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers. Our chief executive officer is a party to contractual agreements as described elsewhere in our annual report. However, if any disputes arise between our executive officer and us, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold some of their assets. See “Risks Related to Doing Business in China - Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.”

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, trademark, trade secret, copyright law and other contractual restrictions to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. For example, we have one issued patent from our dye machine segment, and three patent applications also from the same segment pending in China. We cannot assure you that our patent applications will be issued with claims sufficiently broad for our business. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to technology patents relating to our industries involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Our dependence on a limited number of third-party suppliers for key raw materials and customized manufacturing equipment could prevent us from timely delivering our products to our customers in the required quantities, which could result in order cancellations and decreased revenues.

Stainless steel is the essential raw material for making all of our products. We purchase stainless steel tubes, cast and stock pieces from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available at a higher cost or after a long delay, and we could be prevented from delivering our products to our customers in the required quantities and at prices that are profitable. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure of a supplier to supply materials and components that meet our quality, quantity and cost requirements in a timely manner could impair our ability to manufacture our products or increase our costs, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. In addition, certain of our manufacturing equipment has been designed and made specifically for us. As a result, such equipment is not readily available from multiple vendors and would be difficult to repair or replace. Any significant damage to, or break down of, our customized manufacturing equipment could cause material interruptions to our operations and consequentially, could have a material adverse effect on our business and results of operations.

Our success depends on collaborative partners, licensees and other third parties over whom we have limited control

Our electrical equipment segment is currently exploring other areas which we believe represent the next evolution for the industry, and we have entered into arrangements with academic institutes, corporate and academic collaborators and others for the research and development of the relevant technologies. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from our dependence on collaborative agreements with third parties.  Product development and commercialization efforts could be adversely affected if any collaborative partner:

• terminates or suspends its agreement with us
• causes delays
• pursue other technologies or develop alternative products that could compete with the products we are developing, or
• otherwise fails to meet its contractual obligations.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted and all of our revenues are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

☐	the amount of government involvement;

☐	the level of development;

☐	the growth rate;

☐	the control of foreign exchange; and

☐	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We conduct substantially all of our business through our subsidiary, Fulland and its subsidiary, Green Power, which is established in China. Green Power is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We rely on dividends paid by our subsidiaries for our cash needs

We conduct substantially all of our operations through our subsidiary, Fulland, and its subsidiary, Green Power, which is a limited liability company established in China. We rely on dividends paid by Green Power for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We are also required to set aside at least 10.0% of its after-tax profit based on China’s accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. Green Power is also required to allocate a portion of its after-tax profits to its staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if Green Power incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

All of our revenues and most of our expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares. Under China’s existing foreign exchange regulations, our Chinese subsidiary, Green Power, is able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.

Foreign exchange transactions by Green Power under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the SAFE. In particular, if Green Power borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance Green Power by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of Green Power to obtain foreign exchange through debt or equity financing.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu, SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. In 2005, there were reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include our ability to travel or ship our products outside of China, as well as temporary closure of our manufacturing facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

          In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Risks Related to our Common Stock

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

          The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

          Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

          When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

          Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

          The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

          Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

☐	variations in our operating results;

☐	announcements of technological innovations, new services or product lines by us or our competitors;

☐	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

☐	changes in operating and stock price performance of other companies in our industry;

☐	additions or departures of key personnel; and

☐	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that Green Power and the Huayang Companies did not incur as private companies prior to the Exchange. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404.

We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Since, prior to the share exchange transaction, Fulland operated as a private company without public reporting obligations, Fulland has committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

Our main office and our manufacturing facilities are located in Wuxi, China, on approximately 215,000 square feet. We have been issued a land use right certificate for the land until April 19, 2010 by the municipal government of Wuxi City, which may be renewed. We currently have seven buildings on the property as follows: office building, warehouse, raw material processing hall, metal processing hall, assembling hall, laboratory and quality control, and guard house. We believe that our existing facilities are well maintained and in good operating condition.

In 2003, we leased a plot of land approximately 5.1 acres from the local government of the Town of Chienzhou in Wuxi City. The lease is for fifty years, until October 29, 2053, and the lease is a one-time payment of approximately $500,000, which has been paid. This property is presently vacant, but will facilitate our expansion plans in the future.

In connection with the expansion of our electrical equipment segment to develop and market rolled rings and related equipment to the wind power industry, in July 2007, we entered into an agreement to acquire an approximately 100,000 square foot factory which was substantially completed in 2005, land use rights, employee housing facilities and other leasehold improvements from Wuxi Huayuang Boiler Company, Ltd. (“Huayuang Boiler”) for approximately RMB89.3 million, which, at December 31, 2007, was equivalent to approximately $12.2 million. Since we held a 33.33% interest in Huayuang Boiler through May 2007, the purchase price was reduced by approximately RMB9.2 million, or approximately $1.26 million, representing our interest in the appreciation of our interest in Huayuang Boiler. The balance due on the contract, approximately, $86,000, is due in the second quarter of 2008.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 13, 2007, the holders of a majority of our outstanding common stock, by a written consent, approved a restated certificate of incorporation to increase the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares shall be designated as common stock with a par value of $.001 per share, and (ii) 60,000,000 shares shall be designated as preferred stock with a par value of $.001 per share. We mailed an information statement to our stockholders on February 12 to 14, 2008, and we filed the restated certificate of incorporation on March 28, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Our common stock has traded on the OTC Bulletin Board under the symbol “CWSI” since January 3, 2008. Our common stock was previously traded under the symbol MLEX. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2006 and 2007. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2006		2007		2008
	High	Low	High	Low	High	Low
First quarter	$0.35	$0.35	$1.35	$0.15	$2.80	$1.55
Second quarter	0.35	0.35	0.50	0.37
Third quarter	0.35	0.35	0.40	0.37
Fourth quarter	0.20	0.10	2.54	0.37

On April 4, 2008, the last sale price of our common stock as reported on the OTCBB was $2.01.

Shareholders

As of March 25, 2008, we had approximately 1,144 shareholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074, and its telephone number is (702) 818-5898.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to November 13, 2007, we were a public reporting blind pool company with no assets. On November 13, 2007, we executed and completed the transactions contemplated by the share exchange agreement with Fulland and its stockholders and Synergy, which was then principal stockholder. Pursuant to this agreement, simultaneously with the financing as discussed below, (i) the Company issued 36,577,704 shares of common stock to the former stockholders of Fulland, (ii) purchased 8,006,490 shares of common stock from Synergy for $625,000 and cancelled such shares, (iii) issued Synergy 291,529 shares of common stock for professional services, and (iv) paid cash fees of $415,000 in connection with the exchange agreement. Aggregate payments of $1,040,000 were made from the proceeds of the financing, including the $625,000 paid to Synergy as described above.

Fulland conducts its business operations through its wholly-owned subsidiary, Greenpower, in PRC as a wholly-owned foreign limited liability company. Greenpower, through the Huayang Companies, is engaged in the design, manufacture and sale of a variety of high and low temperature dyeing and finishing machinery, the design, manufacture and sale of electric power auxiliary apparatuses (including coking equipment), sewage-treatment equipment and related parts or fittings, and the design and sales of rolled rings for use in windmills. Greenpower operates and controls the Huayang Companies through contractual arrangements. Fulland used the contractual arrangements to acquire control of the Huayang Companies, instead of acquiring the business of Huayang Companies in order not to violate the laws of the PRC that significantly restrict a PRC company from selling its assets to a foreign entity other than for cash and otherwise impose restriction on foreign investment in PRC companies.

The acquisition of Fulland was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Fulland held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result of the share exchange, Fulland was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Fulland (including the Huayang Companies) for all periods prior to our acquisition of Fulland on November 13, 2007, and the financial statements of the consolidated companies from the acquisition date forward. Since Fulland did not have any separate operations prior to November 13, 2007, the financial statements of Fulland reflect the operations of the Huayang Companies.

Our revenues are derived from two unrelated businesses - the manufacturing of dyeing and finishing equipment and the manufacture of electrical power equipment. We market products from these two segments with independent marketing groups to different customer bases. The dyeing and finishing equipment business has been the principal source of our revenue and operating income, accounting for 81.1% of revenue and 84.2% of operating income (prior to any allocation of operations losses associated with our US operations) in the year ended December 31, 2007, and 81.8% of revenue and 81.3% of operating income in the year ended December 31, 2006. Substantially all of our sales of these products are made to companies in the PRC. As a result, we are dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, as the textile industry seeks to lower costs by purchasing equipment that uses the most technological developments to improve productivity, reduce costs and have less adverse environmental impact, if we are not able to offer products utilizing the most current technology, our ability to market our products will suffer. Although we seek to work with our customers in designing equipment to meet their anticipated needs, we cannot assure you that we will be able to develop products and enhancements that are required or desired by the industry.

In our electrical power equipment segment, we manufacture specialty equipment used in the production of coal generated electricity. In 2007, we commenced the manufacturing of rolled rings as part of our electrical power equipment segment. Revenue from our electrical power equipment segment accounted for 18.9% of revenue and 19.4% of operating income (prior to any allocation of operations losses associated with our US operations) in the year ended December 31, 2007 and 18.2% of revenue and 18.7% of operating income in the year ended December 31, 2006. We market the electrical power equipment to operators of coal-fired electricity generation plants. Our ability to market these products is dependent upon the continued growth of coal-generated power plants and our ability to offer products that enable the operators of the power plants to produce electricity through a cleaner process than would otherwise be available at a reasonable cost. To the extent that government regulations are adopted that require the power plants to reduce or eliminate polluting discharges from power plants, our equipment would need to be redesigned to meet such requirements.

During 2007, we began to generate revenue from the sale of rolled rings, primarily for the wind power industry. These activities accounted for 7.8% of revenue in the years ended December 31, 2007. Rolled rings, which are manufactured by the electric segment, can be used in a number of industries. In July 2007, we agreed to acquire long-term assets from Wuxi Huayuang Boiler Company, Ltd., for an aggregate price of 89,282,500 RMB or approximately $12,207,000. The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. Additionally, the purchase price was reduced by 9,196,341RMB, or approximately $1,257,000, which represents 33.33% of the appreciation in the long-term assets atrtributable to Boiler prior to the Company’s sales of its 33.33% interest in Boiler in May 2007. As of December 31, 2007, payments totaling 79,458,230 RMB or approxmately $10,864,000 have been made to Boiler and have been reflected on the accompanying consolidated balance sheets as Deposits on Long-term Assets. Based on the contract, the remaining balance of $86,000 will be paid in the second quarter of fiscal year 2008. As of the date of this report, the Company has not received title to the facilities and land use rights and the property has not been placed in service. We intend to use this new facility to manufacture components in our rolled ring operations for use in the wind power industry. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and accruals for taxes due.

Recapitalization

On November 13, 2007, we acquired Fulland in a transaction in which we issued 36,577,704 shares of common stock to the former stockholders of Fulland and purchased 8,006,490 shares of common stock from our then-principal stockholder and cancelled such shares. The exchange was treated as a recapitalization that gave effect to the share exchange agreement discussed above. Under generally accepted accounting principles, our acquisition of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Fulland of us, with the issuance of stock by Fulland for the net monetary assets of the Company. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of the Fulland, which is treated as the acquiring party for accounting purposes. Since Fulland and Greenpower have not been engaged in any business activities, our financial statements for periods prior to the closing of the reverse acquisition reflect only business of the Huayang Companies. The financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 36,577,704 shares of common stock issued to the former Fulland stockholders are deemed to be outstanding as December 31, 2005.

Variable Interest Entities

Pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46R”) we are required to include in our consolidated financial statements the financial statements of variable interest entities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

The Huayang Companies are considered variable interest entities (“VIE”), and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Huayang Companies pursuant to which we shall receive 100% of the Huayang Companies net income. In accordance with these agreements, the Huayang Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned foreign subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service the Huayang Companies.

The accounts of the Huayang Companies are consolidated in the accompanying financial statements pursuant to FIN 46R. As a VIE, the Huayang Companies sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of the Huayang Companies net income. We do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of our financial statements and the Huayang Companies financial statements.

Inventories

Inventories, consisting of raw materials and finished goods related our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	20	Years
Manufacturing equipment	5 - 10	Years
Office equipment and furniture	5	Years
Vehicle	5	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Long-lived assets are reviewed periodically, or more often if circumstances dictate, to determine whether their carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the amortization periods to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Intangible assets

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted with a term of 50 years. Any transfer of the land use right requires government approval. We have recorded as an intangible asset the costs paid to acquire a land use right. The land use rights are amortized on the straight-line method over the term of the 50-year term of the land use right.

Each intangible assets are reviewed periodically or more often if circumstances dictate, to determine whether its carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the amortization periods to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize equipment revenue upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a close to the date of delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2007 and 2006, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through December 31, 2007 has not been significant.

Income taxes

We are governed by the Income Tax Law of the PRC. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on our financial statements.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 157 will have on our financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The adoption of EITF 06-1 will not have any effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers’ shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. We anticipate these new standards will significantly affect the Company’s accounting for future business combinations following adoption on January 1, 2009.

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and 2006.

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues:

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
NET REVENUES	$24,418,385	100.0%	$18,198,810	100.0%

COST OF REVENUES	17,366,000	71.1%	12,758,065	70.1%

GROSS PROFIT	7,052,385	28.9%	5,440,745	29.9%

OPERATING EXPENSES	1,390,090	5.7%	761,367	4.2%

INCOME FROM OPERATIONS	5,662,295	23.2%	4,679,378	25.7%

OTHER INCOME (EXPENSES)	6,299,876	25.8%	(5,465)	0.0%

INCOME BEFORE PROVISION FOR INCOME TAXES	11,962,171	49.0%	4,673,913	25.7%

PROVISION FOR INCOME TAXES	1,649,430	6.8%	1,542,391	8.5%

NET INCOME	10,312,741	42.2%	3,131,522	17.2%

OTHER COMPREHENSIVE INCOME Foreign currency translation adjustment	1,013,735	4.2%	223,055	1.2%

COMPREHENSIVE INCOME	$11,326,476	46.4%	$3,354,577	18.4%

The following table sets forth information as to the gross margin for our two lines of business for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
Dyeing and finishing equipment
Revenue	$19,793,035	$14,877,367
Cost of sales	13,998,218	10,331,383
Gross profit	5,794,817	4,545,984
Gross margin	29.28%	30.55%

Electric power equipment
Revenue	$4,625,350	$3,321,443
Cost of sales	3,367,782	2,426,682
Gross profit	1,257,568	894,761
Gross margin	27.19%	26.94%

Revenues. During the year ended December 31, 2007, we had revenues of $24,418,385, as compared to revenues of $18,198,810 for the year ended December 31, 2006, an increase of $6,219,575 or approximately 34.2%. The increase in total revenue was attributable to increases from both of our segments. Revenues from our electric power equipment segment increased from $3,321,443 for 2006 to $4,625,350 for 2007, an increase of $1,303,907 or 39.3%. This increase resulted from revenue from large orders for coker equipments and introduction of new line of products such as rolled rings with a three-meter diameter for use in large-scaled wind-powered electricity generators. Revenues from dyeing and finishing equipment increased $4,915,668, or 33%, from $14,877,367 for the 2006, to $19,793,035 for 2007. This increases resulted from our marketing efforts both to develop new customers and make follow-on sales to existing customers.

Cost of sales. Cost of sales for the year ended December 31, 2007 increased $4,607,935 or 36.12%, from $12,758,065 for 2006 to $17,366,000 for 2007. Cost of goods sold for Dyeing was $13,998,218 for 2007, as compared to $10,331,383 for 2006.Cost of sales for Electronic was $3,367,782 for 2007 as compared to $2,426,682 for 2006.

Gross margin. Our gross profit was $7,052,385 for 2007 as compared to $5,440,745 for 2006, representing gross margins of 28.88% and 29.90%, respectively. Gross profit for Dyeing was $5,794,817 for 2007 as compared to $4,545,984 for 2006, representing gross margins of approximately 29.28% and 30.55%, respectively. The modest decrease in our gross margin was attributable to normal fluctuations. Gross profit for Electronic was $1,257,568 for 2007 as compared to $894,761 for 2006, representing gross margins of approximately 27.2% and 26.9%, respectively. The modest increase in our gross profits was attributable to normal fluctuations.

Depreciation and amortization expense. Depreciation and amortization amounted to $608,999 in 2007 and $569,541 in 2006, of which $326,202 for 2007 and $302,411 for 2006 is included in cost of sales and $282,797 for 2007 and $267,130 for 2006 is included in operating expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,107,293 for the year ended December 31, 2007, as compared to $494,237 for the year ended December 31, 2006, an increase of $613,056 or approximately 124%. Selling, general and administrative expenses consisted of the following:

	2007	2006
Professional fees	$196,025	$-
Bad debt	377,608	65,949
Payroll and related benefits	95,440	66,609
Travel	196,312	117,716
Other	241,908	243,963
	$1,107,293	$494,237

•
In 2007, since the share exchange in November 2007, we have incurred professional fees of $196,025 compared to $0 in 2006. Included in professional fees is stock-based consulting expense of $133,373 related to the granting 400,000 five year warrants for investor relations services.

•
Bad debt increased by $311,659, or 473%, in 2007 as compared to 2006. In 2007, based on our periodic review of accounts receivable balances, we recorded bad debt expense and increased the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances.

•
Payroll and related benefits increased in 2007 by $28,831, or 43.3%, as compared to 2006. In 2007, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company.

•	Travel expense in 2007 increased by $78,596, or 66.8%, as compared to 2006. The increase is related to increased travel by sales personnel and engineers.
•	Other selling, general and administrative expenses decreased by $2,055 in 2007 as compared with 2006.

Income from operations. For the year ended December 31, 2007, income from operations amounted to $5,662,295 as compared to $4,679,378 for the year ended December 31, 2007, an increase of $982,917 or 21%.

Other income (expenses). For 2007, other income amounted to $6,299,876 as compared to other expenses of $(5,465) for 2006. In 2006, other expenses consisted of interest expense of $(13,606) offset by interest income of $8,141. In 2007, other income includes a gain from the forgiveness of income and value-added taxes of $6,710,011 and reflects the reversal of tax accruals previously made resulting from the grant by the local tax agency to the Huayang Companies of a special tax exemption and release from any unpaid corporate income tax and value added tax liabilities and any related penalties through September 30, 2007. This waiver covered all tax reporting periods through September 30, 2007. Total tax waiver for the year ended December 31, 2007 is summarized as follows:

2007
VAT tax exemption	$2,994,229
Income tax exemption	3,715,782
Total	$6,710,011

Additionally, in 2007, interest expense for 2007 amounted to $406,704 and included non-cash interest expense of $377,277 from the amortization of debt discount arising from the valuation of warrants and beneficial conversion features recorded in connection with our securities purchase agreement for our November 2007 private placement.

Net income. As a result of the factors described above, our net income for 2007 was $10,312,741 ($0.28 per share - basic and $0.27 per share - diluted), as compared to $3,131,522 or $0.09 per share (basic and diluted) for 2006, an increase of $7,181,219.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2007 and 2006, we had a cash balance of $5,025,434 and $421,390, respectively. These funds are located in financial institutions located as follows:

	2007	2006
China	$4,854,313	$421,390
USA	171,121	-

Total	$5,025,434	$421,390

Our working capital position increased $3,322,768 to $3,185,275 at December 31, 2007 from a working capital deficit of $137,493 at December 31, 2006. This increase in working capital is primarily attributable to an increase of $4,604,044 in our cash balance due to our November 2007 private placement and a decrease in value-added and service taxes payable and income taxes payable of approximately $3,807,812 which related to a one-time tax exemption, offset by an increase in convertible debt (net of debt discount) of $3,261,339, an increase in short term bank loans of $436,579, an increase in accounts payable of $1,225,802, and a decrease in advances to suppliers of $618,223. The private placement involved short-term notes which because of the debt discount, that is amortized over the term of the note, is reflected as a liability of $3,261,339 at December 31, 2007. The principal amount of the notes is $5,525,000. On March 28, 2008, with the filing of a restated certificate of incorporation and the statement of designation for the series A preferred stock, automatically became converted into shares of series A convertible preferred stock and warrants.

Net cash flow provided by operating activities was $9,018,217 in fiscal 2007 as compared to net cash flow provided by in operating activities was $509,653 in fiscal 2006, an increase of $8,508,564. Net cash flow provided by operating activities in fiscal 2007 was mainly due to our net income of $10,312,741, the increase in accounts payable of $1,160,691, VAT and services taxes payable of $1,472,360, an increase in income taxes payable of $1,267,374, and the add-back of non-cash items of depreciation and amortization of $608,999, the amortization of debt discount of $377,277 and the increase in the allowance for doubtful accounts of $377,608 offset by a non-cash gain from the forgiveness of VAT and income taxes of $6,710,011. Net cash flow provided by operating activities in fiscal 2006 was mainly due to our net income of $3,131,522, a decrease in accounts receivable of $572,128, an increase in VAT and services taxes payable of $949,200, an increase in income taxes payable of $1,560,971, and the add-back of non-cash items of depreciation and amortization of $569,541 and the increase in the allowance for doubtful accounts of $65,949 offset by an increase in inventory of $1,053,552, an increase in advances to suppliers of $1,326,587, a decrease in accounts payable and accrued expenses of $3,058,003, and a decrease in advances from customers of $816,728.

Net cash flow used in investing activities was $9,401,369 for 2007 and compared to net cash provided by investing activities of $1,079,680 in 2006. For 2007, we received cash from the repayment of amounts due from related parties of $948,722 offset by the purchase of property and equipment of $10,566 and the payments of deposits on long-term assets of $10,339,525. For 2006, we received cash from the repayment of amounts due from related parties of $1,149,001 offset by the purchase of property and equipment of $69,321.

Net cash flow provided by financing activities was $4,943,466 in fiscal 2007 as compared to net cash used in financing activities of $1,409,440 for fiscal 2006. For 2007, we received gross proceeds from our debt financing of $5,525,000, proceeds from short-term bank loans of $393,846, and proceeds from related party advances of $94,620 offset by the placement fees of $30,000 and the payment of costs in connection with the recapitalization of $1,040,000. For the year ended December 31, 2006, we repaid bank loans of $81,434 and repaid related party advances of $1,328,006.

In July 2007, in connection with the expansion of our electrical equipment segment to develop and market rolled rings and related equipment to the wind power industry, we agreed to acquire long-term assets from Wuxi Huayuang Boiler Company, Ltd., for an aggregate price of 89,282,500 RMB or approximately $12,207,000 (the US dollar equivalent using the December 31, 2007 RMB to US dollar exchange rate). The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. Additionally, the purchase price was reduced by 9,196,341RMB, or approximately $1,257,000, which represents 33% of the appreciation in the long-term assets atrtributable to Boiler prior to the Company’s sales of its 33% interest in Boiler in May 2007. As of December 31, 2007, payments totaling 79,458,230 RMB, or approxmately $10,864,000, have been made to Boiler and have been reflected on the accompanying consolidiated balance sheets as Deposits on Long-term Assets. Based on the contract, the remaining balance of $86,000 will be paid in the second quarter of fiscal year 2008.

On November 13, 2007, we raised gross proceeds of $5,525,000 from the sale of our 3% notes in the principal amount of $5,525,000. On March 28, 2008, the notes were automatically converted into an aggregate of 14,787,135 shares of series A preferred stock and warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares of common stock at $0.92 per share upon the filing of the restated certificate of incorporation and a statement of designations setting forth the rights of the holders of the series A convertible preferred stock.

The purchase agreement pursuant to which we issued the notes includes the following provisions.

•
We agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors within 90 days after the closing, which was February 11, 2008. Failure to meet this date will result in liquidated damages commencing February 12, 2008, until the date on which the requirement is satisfied. Thereafter, if the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason that is not an excused reason, this would result in the imposition of liquidated damages. The investors have agreed to waive through March 31, 2008 any liquidating damages related to the appointment of independent directors and the establishment of the committees. In March 2008, we elected an independent directors and have the required committees.

•
We agreed to have a qualified chief financial officer who may be a part-time chief financial officer until February 13, 2008. If the Company cannot hire a qualified chief financial officer promptly upon the resignation or termination of employment of a former chief financial officer, the Company may engage an accountant or accounting firm to perform the duties of the chief financial officer. In no event shall the Company either (i) fail to file an annual, quarter or other report in a timely manner because of the absence of a qualified chief financial officer, or (ii) not have a person who can make the statements and sign the certifications required to be filed in an annual or quarterly report under the Securities Exchange Act of 1934.

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or Series A preferred stock, at the election of the investors.

•
We and the investors entered into a registration rights agreement pursuant to which we agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008. The failure of the Company to have the registration statement declared effective by June 11, 2008 and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of Series A preferred stock at the rate of 4,860 shares of Series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,770,000 shares. The number of shares issuable per day is subject to adjustment if we cannot register all of the required shares as a result of the SEC’s interpretation of Rule 415. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. We filed a registration on February 14, 2008 and the registration statement has not been declared effective as of the date of this report. However, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, we have determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded.

•	The Investors have a right of first refusal on future financings.

•	Until the earlier of November 13, 2011 or such time as the Investors shall have sold all of the underlying shares of common stock, we are restricted from issuing convertible debt or preferred stock.

•
Until the earlier of November 13, 2010 or such time as the Investors have sold 90% of the underlying shares of common stock, our debt cannot exceed twice the preceding four quarters earnings before interest, taxes, depreciation and amortization.

•
Our officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.

•	We paid Barron Partners $30,000 for its due diligence expenses.

•
We entered into an escrow agreement pursuant to which we issued our 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000. Upon the filing of the restated certificate of incorporation and the certificate of designation relating to the Series A preferred stock, this note will be automatically converted into 24,787,135 shares of Series A preferred stock. The note and the series A preferred stock issuable upon conversion of the note are to be held in escrow subject to the following.

o
14,787,135 shares are held pursuant to the following provisions. If, for either the year ended December 31, 2007 or 2008, our pre-tax earnings per share are less than the target numbers, all or a portion of such shares are to be delivered to the investors. If, for either year, the pre-tax earnings are less then 50% of the target, all of the shares are to be delivered to the investors. If the shortfall is less than 50%, the number of shares to be delivered to the investors is determined on a formula basis.

o
The target number for 2007 is $0.08316 per share, and the target number for 2008 is $0.13131 per share. The per share numbers are based on all shares that are outstanding or are issuable upon exercise or conversion of all warrants or options, regardless of whether such shares would be used in computing diluted earnings per share under GAAP. Based on the formula in the agreement, there is no adjustment for 2007.

o
If we do not file our Form 10-KSB for either 2007 or 2008 within 30 days after the filing is required, after giving effect to any extension permitted by Rule 12b-25 under the Securities Exchange Act of 1934, any shares remaining in escrow shall be delivered to the Investors.

o
The remaining 10,000,000 shares of Series A preferred stock are to be delivered to the Investors in the event that, based on the Company’s audited financial statements for 2007 or 2008 the Company or certain affiliated companies owes any taxes to the PRC government or any authority or taxing agency of the PRC for any period ended on or prior to September 30, 2007. For each $1.00 of such tax liability, four shares of Series A preferred stock are to be delivered to the Investors. At December 31, 2007, the Company did not have any tax liabilities covered by this covenant.

•
With certain exceptions, until the investors have sold all of the underlying shares of common stock, if we sells common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the Series A preferred stock, the conversion price of the Series A preferred stock and the exercise price of the warrants is reduced to the lower price.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness (1)	$820,333	$820,333	$-	$-	$-
Convertible debt (2)	5,525,000	5,525,000	-	-	-

Total Contractual Obligations:	$6,345,333	$6,345,333	$-	$-	$-

(1) Bank indebtedness amounts include the short term bank loans amount and notes payable amount.
(2) Upon filing of the certificate of designation authorized our Series A preferred stock on March 28, 2007, all convertible debt converted into our Series A convertible preferred stock.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had $5,025,434 in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales are denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

 Inflation. Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures which it believes will curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 8A AND 8A (T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our Chief Executive Officer, and Adam Wasserman, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Wu and Wasserman concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of December 31, 2007, and (iv) a lack of segregation of duties within accounting functions.

The Company became a reporting company in November 2007.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. During most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, including the hiring of our chief financial officer, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
In late 2007, we engaged Adam Wasserman, a senior financial executive from the U.S. to serve as our Chief Financial Officer.  Mr. Wasserman has extensive experience in internal control and U.S. GAAP reporting compliance, and together with our chief executive officer will oversee and manage our the financial reporting process and required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•	On March 28, 2008, we hired an independent director to serve on an audit committee and we have set up a compensation committee to be headed by one of our independent directors.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

Name	Age	Position
Jianhua Wu	52	Chief executive officer, chairman of the board and director
Adam Wasserman	43	Chief financial officer
Lihua Tang	53	Secretary and director
Xi Liu*	40	Director
Shike Zhu*	45	Director
Gerald Goldberg*	64	Director

* Member of the audit and compensation committees.

Jianhua Wu has been our chief executive officer, chairman and a director since the completion of the reverse acquisition in November 2007. Mr. Wu founded both of the Huayang Companies and is presently the executive director and general manager of Huayang Dye, positions that he has held since September 2002. Mr. Wu is a certified mechanical engineer, and worked in such capacity prior to founding Huayang Dye Machine. Mr. Wu is the husband of Ms. Lihua Tang, our secretary and a director.

Adam Wasserman has been chief financial officer since March 2008. He previously served as chief financial officer from November 2007 until February 8, 2008. In addition to his role as our chief financial officer, Mr. Wasserman is the chief executive officer of CFO Oncall, Inc., an accounting consulting firm, which he founded in 1999.  Mr. Wasserman also serves as the chief financial officer of Transax International Limited, a position he has held since 2005, Lotus Pharmaceuticals, Inc., a position he has held since October 2006, and Gold Horse International, Inc., a position he has held since July 2007.  From 1999 to 2005, Mr. Wassermann served as a chief financial officer consultant and advisor to several companies involved in wholesale, technology, distribution, medical, retail, and services industry.  From 1991 to 1999, Mr. Wasserman served as an audit manager, with Millward &Company, an accounting firm that was acquired by American Express Tax & Business Services, in 1997. Mr. Wasserman holds a BS from the State University of New York at Albany, and is a member of The American Institute of Certified Public Accountants (AICPA), as well as the treasurer and executive board member of the Gold Coast Venture Capital Association. Mr. Wasserman is not engaged by us on a full-time basis.

Lihua Tang has been secretary and a director since November 2007. She is also executive director and general manager of Huayang Electric, and a director and deputy general manager of Huayang Dye in charge of personnel and procurement. Ms. Tang has held these positions since September 2002. Ms. Tang is a certified assistant mechanical engineer, and worked in such capacity before joining the Huayang Companies. Ms. Tang is the wife of Mr. Jianhua Wu, our chief executive officer and chairman. Our secretary is not an executive officer.

Xi Liu has been a director since November 2007. Mr. Liu has extensive material engineering backgrounds, being a 1989 graduate of Jiangsu University of Technology with a degree in metal material and heat treatment, and having been trained at the Volvo facilities in Penta, Sweden in 1999. Immediately after graduating from the university, Mr. Liu worked at China FAW Group Corporation, the oldest and one of largest Chinese automakers, as an engineer, before leaving in 2005 as an assistant manager in the Purchasing Department of the Wuxi Diesel Engine Works plant. He then joined WAM Bulk Handling Machinery (Shanghai) Co., Ltd., part of the Italian industrial giant WAMGROUP, as a purchasing and sourcing manager, which is his current position.

Shike Zhu has been a director since November 2007. From 1998 to the present, Mr. Zhu has been a director at TianTai TianRi Rubber Products Co., Ltd. in Zhejiang Province. In addition, Mr. Zhu is the chairman of HuaiNan TianRui Goods & Materials Co., Ltd. in Anhui Province, a position he has held since 2003. Mr. Zhu is a graduate of Zhejiang TV University.

Gerald Goldberg has been a director since March 2008. Mr. Goldberg is a chartered accountant and a senior partner at the accounting firm, Schwartz Levitsky Feldman, LLP, Toronto, Canada, of which he is head of the audit division.  He is also the president for SLF Capital Markets Inc.  For more than ten years prior to joining Schwartz Levitsky Feldman, Mr. Goldberg was a partner at the accounting firm, Grant Thornton, LLP. Mr. Goldberg brings with him more than 30 years of experience in the accounting profession. Mr. Goldberg has been the audit partner for a number of publicly-traded Chinese, US and Canadian companies.  Additionally, Mr. Goldberg serves as a Director and the Chairman of the Audit committee of Baymount Corp, listed on the Toronto Venture Exchange.

The Board and Committees of the Board

We are governed by a board of directors currently consisting of five members. Prior to March 28, 2008, our board of directors did not have any committees, and we had four directors, of whom two were independent directors, Xi Liu and Shike Zhu. On March 28, 2008, we elected Gerard Goldberg as a director, as a result of which we had three independent directors, constituting a majority of our board of directors. On March 28, 2008, we created two committees, the audit committee and the compensation committee.

The board has adopted written charters for the audit and compensation committees, copies of which will be posted on our website. Set forth below is a summary of each of the board’s committees. We do not have a nominating committee. The board of directors, which presently consists of five members, acts as the nominating committee and all members of the board participate in the discussions. We believe that, with a board composed of five individuals, a separate nominating committee is not necessary. If the size of the board expands, the board will reconsider the need or desirability of a nominating committee.

Audit Committee

Our audit committee reviews our financial statements and accounting principles, the scope and results of the annual audit by the independent registered public accounting firm (the “independent auditors”), our internal audit process, and the effectiveness of our internal control over financial reporting. Prior to the filing of each quarterly report on Form 10-Q or 10-QSB and annual report on Form 10-K or 10-KSB, our audit committee meets with representatives of our independent auditors and our chief financial officer.

Our audit committee also reviews the qualifications, independence and performance of our independent auditors. In this connection, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our registered public accounting firm engaged (including the resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and our registered public accounting firm reports directly to the audit committee.

Our audit committee:

•
Has reviewed and discussed the audited financial statements for the year ended December 31, 2007 with management; however, since the audit committee was not formed prior to the engagement of our independent auditors or the commencement of the audit, the audit committee did not review matters relating to the audit prior to the commencement of the audit. As a result, the scope of the involvement of the audit committee in the 2007 audit was limited.

•	Has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended.

•
Has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and has discussed with the independent accountants the independence of the independent accountants.

•
Recommended, based on the review and discussion set forth above, to the board of directors that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2007.

Our audit committee is presently comprised Messrs. Goldberg, Liu and Zhu, with Mr. Goldberg serving as chairman. Our board of directors has determined that each member of the audit committee is an independent director, using the Nasdaq standard of independence. The board also has determined that Mr. Goldberg qualifies as an “audit committee financial expert” under the rules of the SEC.

As of the date of this annual report, Mr. Goldberg serve as chairman of the audit committee of Baymount Corp, listed on the Toronto Venture Exchange.

Compensation Committee

Our compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally. If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. The compensation committee did not engage any compensation consultants of other persons performing similar functions. Since the compensation committee was formed in March 2008, the compensation committee did not perform any services relating to the compensation of our officers for 2007 or their present compensation.

Our compensation committee is presently comprised Messrs. Goldberg, Liu and Zhu, with Mr. Liu serving as chairman.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee:

• Was an officer or employee during 2007;
• Was an officer prior to 2007; or
• Had any relationship with us that is required to be disclosed as a related party transaction.

Board Attendance

The board did not hold any meetings during 2007. All action taken by the board was taken by actions in writing without a meeting.

Code of Ethics

We have not adopted a code of ethics as of the date of this report. We plan on adopting a code of ethics in the second quarter of 2008.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2007 and 2006 by each person who served as chief executive officer and chief financial officer during 2007. No officer received compensation of $100,000 or more during 2007. Information relating to Jianhua Wu reflects compensation from the Huayang Companies prior to November 13, 2007 and includes compensation from the Huayang Companies thereafter.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jianhua Wu, chief	2007	$7,900	$—	$—	$—	$—	$—	$7,900
executive officer	2006	3,610	—	—	—	—	—	3,610
Adam Wasserman, chief	2007	-	$—	$—	$—	$—	$12,525	$12,525
financial officer (1)	2006	-	—	—	—	—	—	-
Bartley J. Loethen,	2007	-	$—	$—	$—	$—	$—	$—
former chief executive	2006	-	—	—	—	—	—	-
and financial offier

(1)	compensation for Adam Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer.

Executive Employment Contracts

We have an engagement agreement with Mr. Wasserman pursuant to which we pay him each month an aggregate of $8,350 consisting of cash of $4,350 plus $4,000 in shares of common stock. At the time of the reverse acquisition in November 2007, we issued 105,552 shares of common stock to Mr. Wasserman for the months of November 2007 through October 2008, although the physical certificate has not been issued yet. The share price used to calculate the number of shares for our CFO fees was tied to the most recent price of our common shares in any financing by us.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of March 31, 2008, by:

•	each director and nominee for director;
•	each officer named in the summary compensation table our Form 10-K for the year ended December 31, 2007;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Jianhua Wu(1) No. 9 Yanyu Middle Road, Qianzhou Village Huishan District, Wuxi City, Jiangsu Province, PRC	18,414,175	48.8%
Lihua Tang(1) No. 9 Yanyu Middle Road, Qianzhou Village Huishan District, Wuxi City, Jiangsu Province, PRC	18,414,175	48.8%
Maxworthy Ltd.(1) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	18,414,175	48.8%
Yunxia Ren(2) No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City Jiangsu Province, PRC	10,237,750	27.1%
Haoyang Wu(2) No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City Jiangsu Province, PRC	10,237,750	27.1%
Adam Wasserman	105,552	*
Xi Liu	-0-	-0-
Shike Zhu	-0-	-0-
Gerald Goldberg	25,000	*
All officers and directors as a group (two individuals beneficially owning stock)	18,544,727	49.2%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 31, 2008. None of the persons named in the table own any options or convertible securities.

• Less than 1%.

(1)
Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy Ltd. Mr. Wu is also managing director of Maxworthy. Thus, both Mr. Wu and Ms. Tang indirectly own the shares of common stock that are held by Maxworthy, and through their majority ownership of Maxworthy, they have joint voting and disposition authority over the shares. Thus, all of shares owned by Maxworthy are treated as being benefically owned by both Mr. Wu and Ms. Tang. However, each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of Maxworthy owned by the other.

(2)
Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang. Ms. Ren owns 8,190,200 shares of common stock and Mr. Wu owns 2,047,550 shares of common stock. Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

Barron Partners holds shares of series A preferred stock and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the note and the series A preferred stock may not be converted and the warrants may not be exercised if such conversion or exercise would result in Barron Partners and its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Agreement and Plan of Share Exchange

On November 13, 2007, we executed the exchange agreement with Fulland and the Fulland shareholders, on the one hand, and we and our majority stockholder, on the other hand. Fulland owns 100% of Green Power, which is a WFOE under the laws of the PRC. Green Power has entered into a series of contractual arrangements with the Huayang Companies. PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through a series of contractual arrangements dated October 12, 2007 with the Huayang Companies and their respective shareholders. For a description of these contractual arrangements, see “Contractual Arrangements with the Huayang Companies and Their Shareholders” in Item 1. –Description of Business.

Pursuant to the exchange agreement, on November 13, 2007, we issued 36,577,704 shares of common stock to the Fulland shareholders in exchange for 100% of the common stock of Fulland. Concurrently with the closing, Synergy, our then majority stockholder, sold 8,006,490 shares of our common stock to us for which we paid Synergy $625,000 from the proceeds of the November 2007 private placement. After the Closing, we had a total of 36,987,214 shares of common stock outstanding, with the Fulland shareholders (and their assignees) owning approximately 99% of the total issued and outstanding common shares, and the balance held by those who held our stockholders common stock prior to the Closing, other than Synergy. We also issued 291,529 shares of common stock to Synergy for professional services. As a result of the share exchange, the Fulland shareholders became our controlling shareholders and Fulland became our wholly owned subsidiary.

Related Party Transactions of the Huayang Companies

Set forth below are the related party transactions since December 31, 2005, among the Huayang Companies’ shareholders, officers and/or directors, and the Huayang Companies. As a result of the share exchange transaction, we have contractual arrangements with the Huayang Companies which give us the ability to substantially influence the Huayang Companies’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

Due from related parties

From time to time, the Huayang Companies advanced funds for working capital purposes to companies in which they have partial ownership interests. Because our consolidated financial statements include the operations of the Huayang Companies, which are variable interest entities, moneys due to and from the Huayang Companies are reflected on our balance sheet. During 2007, we had advanced money to two related parties –Wuxi Huayang Yingan Mechanical Limited, a company in which Huayang Dye is a 5% stockholder, and Wuxi Huayang Boilder Ltd., a company in which Huayang Electric is was 33.33% stockholder through May 2007, with the remaining 66.67% being owned by Lihua Teng, who is our secretary and a director and the wife of our chairman, Jianhua Wu, who owns 40%, and Haoyang Wu, the son of Mr. Wu, who owns 26.67%. In May 2007, we sold our 33.33% interest to an individual related the wife of our chief executive officer for 500,000 RMB or approximately $66,000.

During 2007, the largest amount due from Wuxi Huayang Yingran Mechanical was $140,000, of which $140,000 was due at December 31, 2007.

During 2007, the largest amount due from Wuxi Huayang Boiler was approximately $54,000, all of which was paid during 2007, so that at December 31, 2007, there was no money due from this company.

Ms. Lihua Tang had two bank accounts in the PRC under her name that had been assigned to the Company and were being used by the Company in its operations. At December 31, 2007 and 2006, the balance in these bank accounts amounted to $0 and $877,895 and has been reflected as due from related parties on the accompanying consolidated balance sheet. Prior to December 31, 2007, these accounts were closed and the funds were transferred to the Company.

Due to related parties

Our chief executive officer and his spouse, from time to time, provided advances to the Company for operating expenses. During fiscal 2006, we repaid $1,328,006 of these advances. At December 31, 2007 and 2006, we had a payable to the chief executive officer and his spouse amounting to $0. These advances were short-term in nature and non-interest bearing.

Wuxi Huayang Boiler, from time to time, provided advances to us for working capital purposes. During fiscal 2007, received advances from Boiler. At December 31, 2007 and 2006, we had a payable to Boiler of $98,541 and $0, respectively. These advances were short-term in nature and non-interest bearing.

Deposit on long-term assets – related party

In July 2007, we agreed to acquire long-term assets from Boiler for an aggregate price of 89,282,500 RMB or approximately $12,207,000. The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. Additionally, the purchase price was reduced by 9,196,341RMB or approximately $1,257,000 which represents 33% of the appreciation in the long-term assets atrtributable to Boiler prior to our sales of our 33.33% interest in Boiler. As of December 31, 2007, payments totaling 79,458,230 RMB or approxmately $10,864,000 have been made to Boiler and have been reflected on the accompanying consolidiated balance sheets as Deposits on Long-term Assets. Based on the contract, the remaining balance of $86,000 will be paid in the second quarter of 2008. As of the date of this report, we have not received title to the facilities and land use rights and the property has not been placed in service. We have initiated the transfer of the title to the facilities and the transfer is expected to be completed in the second quarter of 2008

Director Independence

Of the five directors, management believes that Mr. Xi Liu, Mr. Shike Zhu and Mr. Gerald Goldberg would be considered “independent” under Rule 4200(a) (15) of the National Association of Securities Dealers listing standards.

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company as filed with the State of Delaware*
3.2	Amended Articles of Incorporation of the Company as filed with the Secretary of Delaware*
3.3	Bylaws of the Company*
10.1	Cooperation Agreement dated May 24, 2006 between Shanxi Province Coking Design Research Institute and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power Equipment”)*
10.2	Cooperation Agreement dated November 20, 2006 between Beijing China Sciences General Energy & Environment Co., Ltd. and Huayang Electrical Power Equipment*
10.3	Consulting Services Agreement between Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) dated October 12, 2007*
10.4	Equity Pledge Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.5	Operating Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.6	Proxy Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.7	Option Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.8	Consulting Services Agreement between Green Power and Huayang Electrical Power Equipment dated October 12, 2007*
10.9	Equity Pledge Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*
10.10	Operating Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*
10.11	Proxy Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*
10.12	Option Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*

10.13	Securities Purchase Agreement dated November 13, 2007*
10.14	Registration Rights Agreement dated November 13, 2007*
10.15	Lock-up Agreement dated November 13, 2007*
10.16	Form of Warrant to Purchase Common Stock*
10.17	Share Exchange Agreement by and among the Company, the Company’s Majority Stockholder, Fulland and the Fulland Stockholders dated November 13, 2007*
10.18	Agreement between the Company and Adam Wasserman (1)
21.0	List of subsidiaries (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*Incorporated by reference to the Form 8-K filed by the Company on November 13, 2007.

(1) filed herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our financial statements at April 30, 2007 and 2006 were audited by Comiskey and Company, P.C. (“Comiskey”). On January 30, 2008, our board of directors dismissed Comiskey as our independent registered accounting firm and appointed Sherb and Co., LLP (“Sherb”) to serve as our independent registered accounting firm. We also changed our fiscal year to the calendar year, which is the fiscal year of Fulland and the Huayang Companies. Sherb was the independent registered accounting firm for Fulland prior to the reverse acquisition.

In 2007 since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by Sherb

The following is a summary of the fees for professional services rendered by our Sherb for the year ended December 31, 2007.

Fee Category	2007
Audit fees	$82,500
Audit-related fees	0
Tax fees	0
Other fees	0
Total Fees	$82,500

Audit fees.    Audit fees represent fees for professional services performed by Sherb for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of the Fulland and review of interim financial statements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Sherb that are reasonably related to the performance of the audit or review of our financial statements. There was no such fees in 2007.

Tax Fees. Tax fees represent fees for tax compliance services. There were no tax fees for 2007.

Other fees.     Sherb did not receive any other fees during 2007.

Services rendered by Comiskey

Comiskey billed for us (then known as Malex) $4,175 for audit fees for the fiscal year ended April 30, 2007 and $2,342 for audit fees for the fiscal year ended April 30, 2006. The audit fees related to the audit or our annual financial statements and review of our quarterly financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 9, 2008	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Jianhua Wu as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

s/ Jianhua Wu	Chief Executive Officer	April 9 , 2008
Jianhua Wu	and Director (Principal Executive Officer)

s/ Adam Wasserman	Chief Financial Officer	April 9, 2008
Adam Wasserman	(Principal Financial and Accounting Officer)

s/ Lihua Tang	Director	April 9, 2008
Lihua Tang

s/ Xi Liu	Director	April 9, 2008
Xi Liu

s/ Shike Zhu	Director	April 9, 2008
Shike Zhu

s/Gerald Goldberg	Director	April 9, 2008
Gerald Goldberg

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Wind Systems, Inc. and Subsidiaries
Wuxi, China

We have audited the accompanying consolidated balance sheets of China Wind Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Wind Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
March 17, 2008 (except for Note 6 and
Note 14 as to which the date is
March 31, 2008)

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,025,434	$421,390
Accounts receivable, net of allowance for doubtful accounts	2,158,412	2,344,005
Inventories, net of reserve for obsolete inventory	1,929,796	1,529,378
Advances to suppliers	938,331	1,556,554
Prepaid expenses and other	378,429	88,429

Total Current Assets	10,430,402	5,939,756

PROPERTY AND EQUIPMENT - Net	6,525,986	6,678,629

OTHER ASSETS:
Deposit on long-term assets - related party	10,863,706	-
Intangible assets, net of accumulated amortization	502,634	480,490
Investment in cost method investee	34,181	95,939
Due from related parties	139,524	1,054,954

Total Assets	$28,496,433	$14,249,768

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$820,333	$383,754
Convertible debt, net of discount on debt	3,261,339	-
Accounts payable	1,845,769	619,966
Accrued expenses	198,542	142,773
VAT and service taxes payable	434,839	1,840,995
Advances from customers	77,357	179,698
Due to related party	98,541	-
Income taxes payable	508,407	2,910,063

Total Current Liabilities	7,245,127	6,077,249

STOCKHOLDERS' EQUITY:
Common stock ($0.001 par value; 150,000,000 shares authorized; 37,384,295 and 36,577,704 shares issued and outstanding at December 31, 2007 and 2006, respectively)	37,385	36,578
Additional paid-in capital	3,488,896	1,737,392
Retained earnings	16,074,270	5,935,832
Statutory reserve	305,472	131,169
Other comprehensive gain - cumulative foreign currency translation adjustment	1,345,283	331,548

Total Stockholders' Equity	21,251,306	8,172,519

Total Liabilities and Stockholders' Equity	$28,496,433	$14,249,768

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

NET REVENUES	$24,418,385	$18,198,810

COST OF SALES	17,366,000	12,758,065

GROSS PROFIT	7,052,385	5,440,745

OPERATING EXPENSES:
Depreciation and amortization	282,797	267,130
Selling, general and administrative	1,107,293	494,237

Total Operating Expenses	1,390,090	761,367

INCOME FROM OPERATIONS	5,662,295	4,679,378

OTHER INCOME (EXPENSE):
Interest income	2,942	8,141
Interest expense	(466,704)	(13,606)
Debt issuance costs	(3,571)	-
Other income from forgiveness of income and VAT taxes	6,710,011	-
Other income	57,198	-

Total Other Income (Expense)	6,299,876	(5,465)

INCOME BEFORE INCOME TAXES	11,962,171	4,673,913

INCOME TAXES	1,649,430	1,542,391

NET INCOME	$10,312,741	$3,131,522

COMPREHENSIVE INCOME:
NET INCOME	$10,312,741	$3,131,522

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,013,735	223,055

COMPREHENSIVE INCOME	$11,326,476	$3,354,577

NET INCOME PER COMMON SHARE:
Basic	$0.28	$0.09
Diluted	$0.27	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	36,683,776	36,577,704
Diluted	38,706,225	36,577,704

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional			Other	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2005	36,577,704	$36,578	$1,737,392	$2,863,072	$72,407	$108,493	$4,817,942

Adjustment to statutory reserve	-	-	-	(58,762)	58,762	-	-

Comprehensive income:
Net income for the year	-	-	-	3,131,522		-	3,131,522

Foreign currency translation adjustment	-	-	-	-	-	223,055	223,055

Total comprehensive income	-	-	-	-	-	-	3,354,577

Balance, December 31, 2006	36,577,704	36,578	1,737,392	5,935,832	131,169	331,548	8,172,519

Recapitalization of Company	701,039	701	(1,040,701)	-	-	-	(1,040,000)

Beneficial conversion on convertible debt	-	-	2,610,938	-	-	-	2,610,938

Common stock issued for services	105,552	106	47,894	-	-	-	48,000

Grant of stock warrants	-	-	133,373	-	-	-	133,373

Adjustment to statutory reserve	-	-	-	(174,303)	174,303	-	-

Comprehensive income:
Net income for the year	-	-	-	10,312,741	-	-	10,312,741

Foreign currency translation adjustment	-	-	-	-	-	1,013,735	1,013,735

Total comprehensive income	-	-	-	-	-	-	11,326,476

Balance, December 31, 2007	37,384,295	$37,385	$3,488,896	$16,074,270	$305,472	$1,345,283	$21,251,306

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,312,741	$3,131,522
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	608,999	569,541
Increase in allowance for doubtful accounts	377,608	65,949
Increase (decrease) in reserve for inventory obsolescence	(244,981)	-
Other income from forgiveness of income and VAT taxes	(6,710,011)	-
Amortization of debt discount to interest expense	377,277	-
Amortization of debt offering costs	3,571	-
Stock based compensation expense	139,373	-
Changes in assets and liabilities:
Accounts receivable	(44,492)	572,128
Inventories	(38,432)	(1,053,552)
Prepaid and other current assets	(273,312)	(84,788)
Advanced to suppliers	696,492	(1,326,587)
Accounts payable	1,160,691	(552,010)
Accrued expenses	23,103	(2,505,993)
VAT and service taxes payable	1,472,360	949,200
Income taxes payable	1,267,374	1,560,971
Advances from customers	(110,144)	(816,728)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,018,217	509,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	948,722	1,149,001
Deposit on long-term assets - related party	(10,339,525)	-
Purchase of property and equipment	(10,566)	(69,321)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,401,369)	1,079,680

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) loans payable	393,846	(81,434)
Gross proceeds from convertible debt	5,525,000	-
Payment of placement fees	(30,000)	-
Payment of costs and fees in connection with recapitalization	(1,040,000)	-
Proceeds from (payments on) related party advances	94,620	(1,328,006)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,943,466	(1,409,440)

EFFECT OF EXCHANGE RATE ON CASH	43,730	11,318

NET INCREASE IN CASH	4,604,044	191,211

CASH - beginning of year	421,390	230,179

CASH - end of year	$5,025,434	$421,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$68,708	$13,606
Income taxes	$85,120	$62,104

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for beneficial conversion feature reflected in paid-in capital	$2,610,938	$-
Common stock issuable for future services	$48,000	$-

See notes to consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc. On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.

On November 13, 2007, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) among Fulland Limited, a Cayman Islands corporation (“Fulland”), the stockholders of Fulland, and Synergy Business Consulting, LLC (“Synergy”), the then principal stockholder of the Company, pursuant to which, simultaneously with the financing described in Note 6, the Company (i) issued 36,577,704 shares of common stock to the former stockholders of Fulland, (ii) purchased 8,006,490 shares of common stock from Synergy for $625,000 and cancelled such shares, (iii) issued Synergy 291,529 shares of common stock for professional services, and (iv) paid cash fees of $415,000 in connection with the Exchange Agreement. The Company paid $1,040,000 from the proceeds of the financing for closing costs, including the $625,000 paid for shares from former principal stockholders. At the time of the closing, under the Exchange Agreement and the financing, the Company, then known as Malex, Inc., was not engaged in any business activity and was considered a blank check shell.

The Company is the sole stockholder of Fulland. Fulland owns 100% of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”), which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the Peoples’ Republic of China (“PRC” or “China”). Green Power is a party to a series of Contractual Arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power Equipment”, and together with Huayang Dye Machines, sometimes collectively referred to as the “Huayang Companies”), both of which are limited liability companies headquartered in, and organized under the laws of, the PRC.
Fulland is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, which was formed by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”). Specifically, on May 31, 2007, SAFE issued an official notice known as Hi Zhong Fa [2007] No. 106 (“Circular 106”), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish an offshore company, Fulland, as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Companies.

As of December 31, 2007, the Company has recapitalized the Company to give effect to the share exchange agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Fulland of the Company, then known as Malex, Inc., with the issuance of stock by Fulland for the net monetary assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Fulland. Since Fulland and Greenpower did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of the Huayang Companies. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 36,577,704 shares of common stock issued to the former Fulland stockholders are deemed to be outstanding from December 31, 2005.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Wuxi Huayang Dyeing Machinery Co., Ltd.

Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) is a Chinese limited liability company and was formed under laws of the People’s Republic of China on August 17, 1995. Dyeing produces a variety of high and low temperature dyeing and finishing machinery.

Wuxi Huayang Electrical Equipment Co., Ltd.

Wuxi Huayang Electrical Equipment Co., Ltd. (“Electric”) a Chinese limited liability company and was formed under laws of the People’s Republic of China on May 21, 2004. Electric is a manufacturer of electric power auxiliary apparatuses (including coking equipment) and a provider of relevant engineering services. Electric equipment products mainly include various auxiliary equipment of power stations, chemical equipment, dust removal and environmental protection equipment, and metallurgy non- standard equipment. Additionally, Electric produces large-scaled wind-powered electricity engine rings that are three meters in diameter

As a result of the transaction effected by the Exchange Agreement, the Company’s business has become the business of the Huayang Companies.

Contemporaneously with the closing under the Exchange Agreement, the Company sold its 3% Convertible Notes in the principal amount of $5,525,000 to an investor group. The Company has agreed to amend its certificate of incorporation which will include the authorization of a class of preferred stock. The notes will be automatically converted into 14,787,135 shares of series A convertible preferred stock (“series A preferred stock”) and warrants to purchase a total of 18,829,756 shares of common stock upon the filing of the restated certificate of incorporation and a certificate of designation setting forth the rights, preferences, privileges and limitation of the holders of the series A preferred stock, which was filed on March 28, 2008 (See Note 6).

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States of America (“US GAAP”). The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland and Greenpower, as well as the financial statements of Huayang Companies, Dyeing and Electric. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Huayang Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary. The Company’s relationships with the Huayang Companies and their shareholders are governed by a series of contractual arrangements between Green Power, the Company’s wholly foreign-owned enterprise in the PRC, and each of the Huayang Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of Green Power, Huayang Dye Machine and Huayang Electrical Power Equipment is an independent legal person and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On October 12, 2007, the Company entered into the following contractual arrangements with each of Huayang Dye Machine and Huayang Electrical Power Equipment:

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipments and related products (the “Services”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies (collectively the “Huayang Companies Shareholders”), Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies Shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agrees that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement is ten (10) years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the Huayang Companies Shareholders and Green Power, the Huayang Companies Shareholders pledged all of their equity interests in the Huayang Companies to Green Power to guarantee the Huayang Companies’ performance of their obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies Shareholders breaches their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. the Huayang Companies Shareholders also agreed that upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies Shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interest. The equity pledge agreement will expire two (2) years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

Option Agreement.  Under the option agreement between the Huayang Companies Shareholders and Green Power, the Huayang Companies Shareholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

The accounts of the Huayang Companies are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, the Huayang Companies sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Huayang Companies that require consolidation of the Company’s and the Huayang Companies financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, accruals for taxes due, and the calculation of the beneficial conversion associated with the Company’s convertible debt.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $100,000 at each bank.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. For the year ended December 31, 2007 and 2006, bad debt expense amounted to $377,608 and $65,959, respectively, and is recognized in the consolidated statement of operations within “selling, general and administrative expenses”. At December 31, 2007 and 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $626,218 and $217,960, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $74,192 and $308,118 at December 31, 2007 and 2006, respectively.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in non-marketable equity securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). At December 31, 2007 and 2006, the Company has a 5% membership interest in Wuxi Huayang Yingran Machinery Co. Ltd. (“Yingran”) amounting to $34,181 and $31,980, respectively, which is reflected on the accompanying consolidated balance sheet as investments in cost method investee. At December 31, 2006 and through May 2007, the Company had a 33% member interest in Wuxi Huayang Boiler Company, Ltd. (“Boiler”). At December 31, 2006, the Company’s investment in Boiler amounted to $63,960 which is reflected on the accompanying consolidated balance sheet as investments in cost and equity method investees. In May 2007, the Company sold its 33% interest in Boiler to an individual related to the Company’s chief executive officer for 500,000 RMB or approximately $65,000 (see Note 8).

The Company monitors its investment in non-marketable securities and will recognize, if ever existing, a loss in value which is deemed to be other than temporary.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007 and 2006.

Advances from customers

Advances from customers at December 31, 2007 and 2006 amounted to $77,357 and $179,698, respectively, and consists of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes equipment revenue upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the year ended December 31, 2007 and 2006, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Shipping costs

Shipping costs are included in cost of sales and totaled $28,479 and $54,851 for the year ended December 31, 2007 and 2006, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $0 and $1,621 for the year ended December 31, 2007 and 2006, respectively, and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

Research and development

Research and development costs are expensed as incurred. For the year ended December 31, 2007 and 2006, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2007 and 2006 was $43,730 and $11,318, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset and liability accounts at December 31, 2007 and 2006 were translated at 7.3141 RMB to $1.00 USD and at 7.8175 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended December 31, 2007 and 2006 were 7.6172 RMB and 7.9819 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per common share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method). The following table presents a reconciliation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2007	2006
Net income for basic and diluted earnings per share	$10,312,741	$3,131,522

Weighted average shares outstanding - basic	36,683,776	36,577,704
Effect of dilutive securities:
Unexercised warrants	37,327	—
Convertible debentures	1,985,122	—
Weighted average shares outstanding- diluted	38,706,225	36,577,704
Earnings per share - basic	$0.28	$0.09
Earnings per share - diluted	$0.27	$0.09

Accumulated other comprehensive income

Accumulated other comprehensive income consists of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the years ended December 31, 2007 and 2006, accumulated other comprehensive income was $1,345,283 and $331,548, respectively.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on its financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The adoption of EITF 06-1 will not have any effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers’ shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company’s accounting for future business combinations following adoption on January 1, 2009.

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2007 and 2006, accounts receivable consisted of the following:

	2007	2006
Accounts receivable	$2,784,630	$2,561,965
Less: allowance for doubtful accounts	(626,218)	(217,960)
	$2,158,412	$2,344,005

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3 - INVENTORIES

At December 31, 2007 and 2006, inventories consisted of the following:

	2007	2006
Raw materials	$1,135,697	$1,837,496
Work in process	454,788	-
Finished goods	413,503	-
	2,003,988	1,837,496
Less: Reserve for obsolete inventory	(74,192)	(308,118)
	$1,929,796	$1,529,378

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006, property and equipment consist of the following:

	Useful Life	2007	2006
Office equipment and furniture	5 Years	$78,430	$67,882
Manufacturing equipment	5 - 10 Years	3,516,584	3,285,340
Vehicles	5 Years	62,933	58,880
Building and building improvements	20 Years	5,629,201	5,266,714
		9,287,148	8,678,816
Less: accumulated depreciation		(2,761,162)	(2,000,187)

		$6,525,986	$6,678,629

For the years ended December 31, 2007 and 2006, depreciation expense amounted to $598,507 and $559,528, of which $326,202 and $302,411 is included in cost of sales, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company has land use rights pursuant to an agreement with the Chinese government. The land use rights are valued at a fixed amount RMB 3,995,995, fluctuated by the exchange rate. At December 31, 2007, the land use rights are valued at $546,341. Under the terms of the agreement, the Company has rights to use certain land until October 30, 2053. The Company amortizes these land use rights over the term of the land use right, which is the 50 year period beginning November 1, 2003. For the year ended December 31, 2007 and 2006, amortization expense amounted to $10,492 and $10,013, respectively.

		2007	2006
Land Use Rights	Estimated life - 50 year	$546,341	$511,160
Less: Accumulated Amortization		(43,707)	(30,670)
		$502,634	$480,490

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 5 - INTANGIBLE ASSETS (continued)

Amortization expense attributable to future periods is as follows:

Year ending December 31:
2008	$10,929
2009	10,929
2010	10,929
2011	10,929
Thereafter	458,918
$502,634

NOTE 6 - CONVERTIBLE DEBT

On November 13, 2007, concurrently with the closing of the Exchange Agreement, the Company entered into a securities purchase agreement with three accredited investors including Barron Partners LP (the “Investors”). Pursuant to the agreement, the Company issued and sold to the Investors, for $5,525,000, the Company’s 3% convertible subordinated notes in the principal amount of $5,525,000. The notes are automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares at $0.92 per share upon the filing of the Restated Certificate with the Secretary of State of Delaware and the creation of the series A preferred stock, which occurred on March 28, 2008. The notes bear interest at the rate of 3% per annum; however, the conversion of the notes is based on the principal of the notes and no adjustment is made for the interest. The initial conversion price of the notes is $0.374 per share.

On November 13, 2007, the Company’s board of directors unanimously adopted, and the holders of a majority of the consenting stockholders approved, restated certificate of incorporation (the “Restated Certificate”) to increase the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares shall be designated as common stock with a par value of $.001 per share, and (ii) 60,000,000 shares shall be designated as preferred stock with a par value of $.001 per share. The board of directors also approved, upon the filing of the Restated Certificate, the creation of a series of preferred stock, designated as the series A preferred stock. The Company filed the Restated Certificate on March 28, 2008 (See Note 14).

Pursuant to the purchase agreement, in addition to the foregoing:

•
The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors within 90 days after the closing, which was February 11, 2008. Failure to meet this date will result in liquidated damages commencing February 12, 2008, until the date on which the requirement is satisfied. Thereafter, if the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason which is not an excused reason, this would result in the imposition of liquidated damages. The investors have agreed to waive any liquidating damages related to the appointment of independent directors and the establishment of the committees which occurred in March 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE DEBT (continued)

•
The Company agreed to have a qualified chief financial officer who may be a part-time chief financial officer until February 13, 2008. If the Company cannot hire a qualified chief financial officer promptly upon the resignation or termination of employment of a former chief financial officer, the Company may engage an accountant or accounting firm to perform the duties of the chief financial officer. In no event shall the Company either (i) fail to file an annual, quarter or other report in a timely manner because of the absence of a qualified chief financial officer, or (ii) not have a person who can make the statements and sign the certifications required to be filed in an annual or quarterly report under the Securities Exchange Act of 1934.

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or series A preferred stock, at the election of the investors.

•
The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008. The failure of the Company to have the registration statement declared effective by June 11, 2008 and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 4,860 shares of series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,770,000 shares. The number of shares issuable per day is subject to adjustment if the Company cannot register all of the required shares as a result of the Securities and Exchange Commission’s interpretation of Rule 415. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The Company files its registration on February 14, 2008 and has not been declared effective as of the date of this report. However, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded and believes that the registration statement will be declared effective by June 11, 2008.

•	The Investors have a right of first refusal on future financings.

•
Until the earlier of November 13, 2011 or such time as the Investors shall have sold all of the underlying shares of common stock, the Company is restricted from issuing convertible debt or preferred stock.

•
Until the earlier of November 13, 2010 or such time as the Investors have sold 90% of the underlying shares of common stock, the Company’s debt cannot exceed twice the preceding four quarters earnings before interest, taxes, depreciation and amortization.

•
The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE DEBT (continued)

•
The Company entered into an escrow agreement pursuant to which the Company issued its 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000. Upon the filing of the Restated Certificate and the certificate of designation relating to the series A preferred stock which occurred on March 28, 2008, this note automatically converted into 24,787,135 shares of series A preferred stock. The note and the series A preferred stock issued upon conversion of the note are to be held in escrow subject to the following.

o
14,787,135 shares are held pursuant to the following provisions. If, for either the year ended December 31, 2007 or 2008, the Company’s pre-tax earnings per share are less than the target numbers, all or a portion of such shares are to be delivered to the Investors. If, for either year, the pre-tax earnings are less than 50% of the target, all of the shares are to be delivered to the Investors. If the shortfall is less than 50%, the number of shares to be delivered to the Investors is determined on a formula basis.

o
The target number for 2007 is $0.08316 per share, and the target number for 2008 is $0.13131 per share. The per share numbers are based on all shares that are outstanding or are issuable upon exercise or conversion of all warrants or options, regardless of whether such shares would be used in computing diluted earnings per share under GAAP.

o
If the Company does not file its Form 10-KSB for either 2007 or 2008 within 30 days after the filing is required, after giving effect to any extension permitted by Rule 12b-25 under the Securities Exchange Act of 1934, any shares remaining in escrow shall be delivered to the Investors.

o
The remaining 10,000,000 shares of series A preferred stock are to be delivered to the Investors in the event that, based on the Company’s audited financial statements for 2007 or 2008 the Company or certain affiliated companies owes any taxes to the PRC government or any authority or taxing agency of the PRC for any period ended on or prior to September 30, 2007. For each $1.00 of such tax liability, four shares of series A preferred stock are to be delivered to the Investors. At December 31, 2007, the Company did not have any tax liabilities for the period ended on or prior to September 30, 2007.

•
With certain exceptions, until the Investors have sold all of the underlying shares of Common Stock, if the Company sells common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the preferred stock, the conversion price of the series A preferred stock and the exercise price of the warrants is reduced to the lower price.

•
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

•
The warrants provide that the exercise price of the warrants may be reduced by up to 90% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis as described above, is less than $0.08316 per share for 2007 and $0.13131 per share for 2008.

In connection with the Securities Purchase Agreement, $30,000 was deducted from the gross proceeds and was paid to an investor, which was deferred as a debt discount and will be amortized over the life of the convertible debentures or until the certificate of designation is filed. Other fees incurred in connection with the debt issuance include $25,000 of legal fees, which were treated as a deferred debt issue costs and are being amortized to debt issue cost expense over the life of the debenture or until the Company files its certificate of designation.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE DEBT (continued)

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion option Pursuant to EITF 00-27, Issue 15, the Company computed the intrinsic value of the conversion option at $2,610,938 based on a comparison of (a) the proceeds of the convertible debt allocated to the common stock portion of the conversion option and (b) the fair value at the commitment date of the common stock to be received by the Company upon conversion. The excess of (b) over (a) is the intrinsic value of the embedded conversion option that has been recognized by the Company as discount to the debenture and will be amortized using the straight-line method over the shorter (1) the term of Debenture, (2) the conversion of the debenture to common stock, or (3) upon filing by the Company of certificate of designation and immediate conversion of the debenture to the series A preferred stock. The Company filed the Restated Certificate on March 28, 2008 and accordingly, the Company will recognize the value of the warrants and any remaining debt discount upon conversion of the debt.

The fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $2,914,062 and was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.84%), (2) expected warrant life of 5 years, (3) expected volatility of 150%, and (4) 0% expected dividend

During the year ended December 31, 2007, amortization of debt issue costs was $3,571. The remaining balance of debt issue costs at December 31, 2007 was $21,429 and is included in prepaid expenses and other on the accompanying consolidated balance sheets. The amortization of debt discounts for the year ended December 31, 2007 was $377,277, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $2,263,661 at December 31, 2007 and will be reclassified to a deemed dividend when the debt is converted into equity.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.374, the secured convertible debt was not a derivative instrument.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures payable	$5,525,000
Less: unamortized discount on debentures	(2,263,661)
Convertible debentures, net	$3,261,339

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 7 - LOANS PAYABLE

At December 31, 2007 and 2006, loans payable consisted of the following:

	2007	2006
Loan payable to Transportation Bank of China, due on February 1, 2008 with annual interest of 7.23% secured by assets of the Company. This loan was renewed and due on July 31, 2008.	$273,444	$-

Loan payable to Transportation Bank of China, due on June 10, 2008 with annual interest of 7.23% secured by assets of the Company.	410,167	-

Loan payable to Transportation Bank of China due and repaid in June 2007 with annual interest of 5.82%.	-	383,754

Loan payable to Industrial and Commercial Bank of China, due on February 7, 2008 with annual interest of 6.93% secured by assets of the Company. This loan was renewed and due on July 31, 2008.	136,722	-

Total Loans Payable	$820,333	$383,754

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies partially owned by the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. Through monthly payments, the affiliated companies intend to repay these advances.

Additionally, the spouse of the Company’s chief executive officer had two bank accounts in her name that had been assigned to the Company and were being used by the Company in its operations. At December 31, 2007 and 2006, the balance in these bank accounts amounted to $0 and $877,895 and has been reflected as due from related parties on the accompanying consolidated balance sheet. Prior to December 31, 2007, these accounts were closed and the funds were transferred to the Company.

At December 31, 2007 and 2006, due from related parties was due from the following:

Name	Relationship	2007	2006
Wuxi Huayang Yingran Machinery Co. Ltd.	5% cost method investee	$139,524	$123,446
Wuxi Huayang Boiler Company Ltd. (“Boiler”)	33% equity method investee and common ownership (a)	-	53,613
Lihua Tang	Spouse of the Company’s chief executive officer	-	877,895
		$139,524	$1,054,954

(a)
The remaining 67% of Boiler is owned by the spouse and son of the Company’s chief executive officer. In May 2007, the Company sold its 33% interest in Boiler to an individual related to the Company’s chief executive officer for 500,000 RMB or approximately $65,000.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

Due to related parties

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. During fiscal 2006, the Company repaid $1,328,006 of these advances. At December 31, 2007 and 2006, the Company had a payable to the chief executive officer and his spouse amounting to $0. These advances were short-term in nature and non-interest bearing.

Boiler, from time to time, provided advances to the Company for working capital purposes. During fiscal 2007, received advances from Boiler. At December 31, 2007 and 2006, the Company had a payable to Boiler of $98,541 and $0, respectively. These advances were short-term in nature and non-interest bearing.

Deposit on long-term assets - related party

In July 2007, the Company agreed to acquire long-term assets from Boiler for an aggregate price of 89,282,500 RMB or approximately $12,207,000. The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. Additionally, the purchase price was reduced by 9,196,341RMB or approximately $1,257,000 which represents 33% of the appreciation in the long-term assets atrtributable to Boiler prior to the Company’s sales of its interest in Boiler. As of December 31, 2007, payments totaling 79,458,230 RMB or approxmately $10,864,000 have been made to Boiler and have been reflected on the accompanying consolidiated balance sheets as Deposits on Long-term Assets. Based on the contract, the remaining balance of $86,000 will be paid in the second quarter of 2008. As of the date of this report, the Company has not received title to the facilities and land use rights and the property has not been placed in service. The Company has initiated the transfer of the title to the facilities and the transfer is expected to be completed in the second quarter of 2008.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States.

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIE, Dyeing is subject to these statutory rates. Pursuant to local taxing regulations, the Company’s VIE, Electric, pays tax under a simplified method of recording under the following formula: (Net revenues x 5% x 33%). China Wind Systems, Inc. was incorporated in the United States and has incurred net operating losses of approximately $100,000 for income tax purposes for the year ended December 31, 2007 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 9 - INCOME TAXES (continued)

The valuation allowance at December 31, 2007 was approximately $34,000. The consolidated income is earned overseas and the Company does not intend to repatriate the funds and, in the event of repatriation there will be a tax on the repatriated income

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for years ended December 31, 2007 and 2006:

	2007	2006
U.S statutory rates	34.0%	34.0%
US effective rate in excess of China tax rate	(0.2)%	(1.0)%
China income tax exemptions	(21.8)%	0.0%
Non-deductible stock-based compensation and interest	1.5%	0.0%
US valuation allowance	0.3%	0.0%

Total provision for income taxes	13.8%	33.0%

The income tax expenses for the years ended December 31, 2007 and 2006 are $1,649,430 and $1,542,391, respectively.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs").

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%; and

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

Business tax and Value-Added Tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT tax rate is 17% for products sold in the PRC, and the business tax rate is 5% for services provided in PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid value added taxes (“VAT”) and business tax based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. In the event that a tax penalty is assessed on late or deficient payments, the penalty will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. At December 31, 2007 and 2006, the Company has $434,839 and $1,840,995 of value-added and service taxes payable, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 9 - INCOME TAXES (continued)

Forgiveness of income and value-added taxes

In 2007, the Chinese local government granted the Huayang Companies a special tax waiver to exempt and release any additional corporate income tax and value added tax liabilities and any related penalties as of September 30 and for all periods prior to September 30, 2007. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Total tax exemption for the year ended December 31, 2007 is summarized as follows:

VAT tax exemption	$2,944,229
Income tax exemption	3,765,782
Total	$6,710,011

NOTE 10 - STOCKHOLDERS’ EQUITY

On November 13, 2007, the Company’s board of directors unanimously adopted, and the holders of a majority of the consenting stockholders approved, restated certificate of incorporation (the “Restated Certificate”) to increase the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares shall be designated as common stock with a par value of $.001 per share, and (ii) 60,000,000 shares shall be designated as preferred stock with a par value of $.001 per share. The board of directors also approved, upon the filing of the Restated Certificate, the creation of a series of preferred stock, designated as the series A preferred stock. The Company filed the Restated Certificate on March 28, 2008 (See Note 14).

On November 13, 2007, in connection with the Shares Exchange Agreement, the Company issued 701,039 shares of its common stock.

On November 13, 2007, the Company agreed to issue 105,552 shares of its common stock to its chief financial officer for services to be rendered. The Company valued these shares at the estimated fair value of the services to be rendered on the date of issuance of $48,000 or $0.45 per share and recorded a prepaid expense of $48,000 to be amortized over the one year service period. For the year ended December 31, 2007, the Company amortized and recorded stock-based compensation of $6,000.

Warrants

On November 13, 2007, the Company granted 400,000 stock warrants to a consultant at an exercise price of $.50 per share exercisable for a period of five years. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 150%; risk-free interest rate of 3.84 percent and an expected holding periods of five year. In connection with these warrants, the Company recorded stock-based consulting expense of $133,373.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 10 - SHAREHOLDERS’ EQUITY (continued)

Stock warrant activity for the year ended December 31, 2007 is summarized as follows:

	Number of	Weighted average
	Shares	exercise price

Outstanding at December 31, 2006	-	$-
Granted	400,000	0.50
Exercised	-	-
Cancelled	-	-

Outstanding at December 31, 2007	400,000	$0.50

The following table summarizes the Company's stock warrants outstanding at December 31, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 0.50	400,000	4.87	$0.50	400,000	$0.50
	400,000		$0.50	400,000	$0.50

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the year ended December 31, 2007 and 2006, the Company operated in two reportable business segments - (1) the manufacture of dyeing & finishing equipment and (2) the manufacture of electrical and wind equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the year ended December 31, 2007 and 2006 is as follows:

2007	Dyeing & Finishing Equipment	Electrical Equipment and Wind Equipment	Unallocated	Total

Net Revenues	$19,793,035	$4,625,350	$-	$24,418,385

Cost of Sales (excluding depreciation)	13,898,896	3,140,902	-	17,039,798
Operating expenses	747,323	149,882	210,088	1,107,293
Depreciation and Amortization	378,344	230,655	-	608,999
Interest Income	(395)	(394)	(2,153)	(2,942)
Interest Expense	23,394	45,314	397,996	466,704
Other (Income) Expense	(6,027,097)	(740,112)	3,571	(6,763,638)
Income Tax Expense	1,593,356	56,074	-	1,649,430

Net Income (Loss)	$9,179,214	$1,743,029	$(609,502)	$10,312,741

Total Assets	$17,914,593	$7,455,095	$3,126,745	$28,496,433

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 11 - SEGMENT INFORMATION (continued)

2006	Dyeing & Finishing Equipment	Electrical Equipment	Total

Net Revenues	$14,877,367	$3,321,443	$18,198,810

Cost of Sales (excluding depreciation)	10,242,976	2,212,678	12,455,654
Operating expenses (excluding depreciation and amortization)	479,943	14,294	494,237
Depreciation and Amortization	351,948	217,593	569,541
Interest Income	7,904	237	8,141
Interest Expense	13,536	70	13,606
Income Tax Expense	1,252,962	289,429	1,542,391

Net Income	$2,543,906	$587,616	$3,131,522

Total Assets	$10,541,817	$3,707,951	$14,249,768

NOTE 12 - OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are primarily derived from the sale of machinery to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

In addition to competing with other manufacturers of machinery, the Company competes with larger Chinese companies who may have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These Chinese companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur. Additionally, the Company does not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against it.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 13 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2006, the Company appropriated 50% of its registered capital to statutory reserves for Dyeing. For the year ended December 31, 2007 and 2006, statutory reserve activity is as follows:

	Dyeing	Electric	Total
Balance – December 31, 2005	$72,407	$-	$72,407
Additional to statutory reserves	-	58,762	58,762
Balance – December 31, 2006	72,407	58,762	131,169
Additional to statutory reserves	-	174,303	174,303
Balance – December 31, 2007	$72,407	$233,065	$305,472

NOTE 14 - SUBSEQUENT EVENTS

In February 2008, the Company borrowed approximately $136,700 from a bank. The loan is due on August 1, 2008, bears interest at 7.56% per annum and is secured by assets of the Company.

In February 2008, the Company issued 323,000 shares of its common stock pursuant to an exercise of warrants for proceeds of $187,340.

On March 28. 2008, the Company issued $25,000

On March 28, 2007, the Company filed in Certificate of Designation with the State of Delaware. Accordingly, the Company’s convertible debt immediately converted into 14,787,135 shares of the Company’s series A preferred stock.
Additionally, upon the filing of the restated certificate and the certificate of designation relating to the series A preferred stock, the 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000 issued pursuant to an escrow agreement, automatically converted into 24,787,135 shares of series A preferred stock (see Note 6 regard these escrow shares). The Series A Convertible Preferred Stock have the following rights, preferences and limitations:

•
The series of preferred stock, par value $.001 per share (“Preferred Stock”), consisting of sixty million (60,000,000) shares shall be designated as the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

•
No dividends shall be payable with respect to the Series A Preferred Stock. No dividends shall be declared or payable with respect to the Common Stock while the Series A Preferred Stock is outstanding. The Company shall not redeem or purchase any shares of Common Stock or any other class or series of capital stock which is junior to or on parity with the Series A Preferred Stock while the Series A Preferred Stock is outstanding.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 14 - SUBSEQUENT EVENTS (continued)

•
The Series A Preferred Stock shall have no voting rights except as required by law. However, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the Holders of 75% of the shares of the Series A Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend this Statement of Designations, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Series A Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Preferred Stock, (c) amend its certificate of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series A Preferred Stock or the number of authorized shares of Preferred Stock, or (e) enter into any agreement with respect to the foregoing. Notwithstanding any other provision of the Statement of Designations; the provisions of Section 6(c) of this Statement of Designations may not be amended or waived.

•
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Preferred Stock an amount equal to $.374 per share of Series A Preferred Stock, which amount is referred to as the “Liquidation Preference,” before any distribution or payment shall be made to the holders of any securities which are junior to the Series A Preferred Stock upon voluntary or involuntary liquidation, dissolution or winding up and after any distributions or payments made to holders of any class or series of securities which are senior to the Series A Preferred Stock upon voluntary or involuntary liquidation, dissolution or winding up, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

•
Each share of Series A Preferred Stock shall be initially convertible (subject to the limitations) into such number of shares of Common Stock based on the Conversion Ratio of one share of series A preferred stock for one share of common stock at the option of the Holders, at any time after the original issue date.

•
All of the outstanding shares of Series A Preferred Stock shall be automatically converted into the Conversion Shares upon the close of business on the business day immediately preceding the date fixed for consummation of any transaction resulting in a Change of Control of the Company, as defined in the certificate of designation.

•	The right of the Holder to convert the Series A Preferred Stock shall be subject to a 4.9% limitation and may be adjust pursuant to the certificate of designation.