Form 10-Q
period 2008-03-31
China Wind Systems, Inc
filed 2008-05-15
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 33-16335

CHINA WIND SYSTEMS, INC.
(Name of Registrant as specified in its charter)

DELAWARE	74-2235008
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Village, Huishan District, Wuxi City
Jiangsu Province, China 214181
(Address of principal executive office)

(86) 51083397559
(Registrant’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 37,747,295 shares of common stock are issued and outstanding as of May 10, 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2008

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4	Controls and Procedures.	37

PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	39
Item 6.	Exhibits.	39

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-KSB, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,580,723	$5,025,434
Accounts receivable, net of allowance for doubtful accounts	3,539,495	2,158,412
Inventories, net of reserve for obsolete inventory	3,171,362	1,929,796
Advances to suppliers	649,745	938,331
Prepaid expenses and other	412,506	378,429

Total Current Assets	10,353,831	10,430,402

PROPERTY AND EQUIPMENT - Net	6,638,714	6,525,986

OTHER ASSETS:
Deposit on long-term assets - related party	12,155,472	10,863,706
Intangible assets, net of accumulated amortization	520,682	502,634
Investment in cost method investee	-	34,181
Due from related parties	46,561	139,524

Total Assets	$29,715,260	$28,496,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$996,839	$820,333
Convertible debt, net of discount on debt	-	3,261,339
Accounts payable	688,576	1,845,769
Accrued expenses	191,307	198,542
VAT and service taxes payable	516,940	434,839
Advances from customers	91,613	77,357
Due to related party	-	98,541
Income taxes payable	463,955	508,407

Total Current Liabilities	2,949,230	7,245,127

STOCKHOLDERS' EQUITY:
Series A convertible preferred ($0.001 par value; 60,000,000 shares authorized; 14,787,135 and 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	14,787	-
Common stock ($0.001 par value; 150,000,000 shares authorized; 37,732,295 and 37,384,295 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	37,733	37,385
Additional paid-in capital	12,115,163	3,488,896
Retained earnings	11,874,576	16,074,270
Statutory reserve	371,243	305,472
Other comprehensive gain - cumulative foreign currency translation adjustment	2,352,528	1,345,283

Total Stockholders' Equity	26,766,030	21,251,306

Total Liabilities and Stockholders' Equity	$29,715,260	$28,496,433

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

NET REVENUES	$8,447,074	$4,129,210

COST OF SALES	6,272,826	3,062,119

GROSS PROFIT	2,174,248	1,067,091

OPERATING EXPENSES:
Depreciation and amortization	78,020	71,804
Selling, general and administrative	616,568	106,991

Total Operating Expenses	694,588	178,795

INCOME FROM OPERATIONS	1,479,660	888,296

OTHER INCOME (EXPENSE):
Interest income	5,633	101
Interest expense	(2,259,694)	(8,048)
Debt issuance costs	(21,429)	-

Total Other Income (Expense)	(2,275,490)	(7,947)

INCOME (LOSS) BEFORE INCOME TAXES	(795,830)	880,349

INCOME TAXES	454,031	298,584

NET INCOME (LOSS)	(1,249,861)	581,765

DEEMED PREFERRED DIVIDEND	(2,884,062)	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,133,923)	$581,765

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(1,249,861)	$581,765

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,007,245	83,161

COMPREHENSIVE INCOME (LOSS)	$(242,616)	$664,926

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.02
Diluted	$(0.11)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	37,484,504	36,577,704
Diluted	37,484,504	36,577,704

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,249,861)	$581,765
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	161,846	148,861
Amortization of debt discount to interest expense	2,263,661	-
Amortization of debt offering costs	21,429	-
Stock based compensation expense	45,000	-
Changes in assets and liabilities:
Accounts receivable	(1,263,740)	(1,818,385)
Inventories	(1,136,507)	806,749
Prepaid and other current assets	(49,696)	42,988
Advanced to suppliers	320,583	2,173
Accounts payable	(1,225,962)	487,098
Accrued expenses	7,150	47,042
VAT and service taxes payable	62,655	287,500
Income taxes payable	(64,183)	275,060
Advances from customers	10,804	380,041

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,096,821)	1,240,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	96,650	(1,009)
Proceeds from sale of cost-method investee	34,840	-
Deposit on long-term assets - related party	(822,212)	(316,319)
Purchase of property and equipment	(3,907)	(3,337)

NET CASH USED IN INVESTING ACTIVITIES	(694,629)	(320,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	139,360	386,033
Proceeds from exercise of warrants	187,340	-
Payments on related party advances	(100,441)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	226,259	386,033

EFFECT OF EXCHANGE RATE ON CASH	120,480	9,311

NET INCREASE (DECREASE) IN CASH	(2,444,711)	1,315,571

CASH - beginning of year	5,025,434	421,390

CASH - end of period	$2,580,723	$1,736,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$16,752	$8,048
Income taxes	$518,214	$1,345

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed preferred dividend reflected in paid-in capital	$2,884,062	$-
Convertible debt converted to series A preferred stock	$5,525,000	$-

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc. On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.

On November 13, 2007, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) among Fulland Limited, a Cayman Islands corporation (“Fulland”), the stockholders of Fulland, and Synergy Business Consulting, LLC (“Synergy”), the then principal stockholder of the Company, pursuant to which, simultaneously with the financing described in Note 6, the Company (i) issued 36,577,704 shares of common stock to the former stockholders of Fulland, (ii) purchased 8,006,490 shares of common stock from Synergy for $625,000 and cancelled such shares, (iii) issued Synergy 291,529 shares of common stock for professional services, and (iv) paid cash fees of $415,000 in connection with the Exchange Agreement. The Company paid $1,040,000 from the proceeds of the financing for closing costs, including the $625,000 paid for shares from former principal stockholders. At the time of the closing, under the Exchange Agreement and the financing, the Company, then known as Malex, Inc. was not engaged in any business activity and was considered a blank check shell.

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

In 2007, the Company recapitalized the Company to give effect to the share exchange agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Fulland of the Company, then known as Malex, Inc., with the issuance of stock by Fulland for the net monetary assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Fulland. Since Fulland and Greenpower did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of the Huayang Companies. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 36,577,704 shares of common stock issued to the former Fulland stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Contemporaneously with the closing under the Exchange Agreement, the Company sold its 3% Convertible Notes in the principal amount of $5,525,000 to an investor group. The Company has agreed to amend its certificate of incorporation which will include the authorization of a class of preferred stock. The notes were, by their terms, automatically converted into 14,787,135 shares of series A convertible preferred stock (“series A preferred stock”) and warrants to purchase a total of 18,829,756 shares of common stock upon the filing, on March 28, 2008, of a restated certificate of incorporation and a certificate of designation setting forth the rights, preferences, privileges and limitation of the holders of the series A preferred stock (See Note 6 and 9).

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements for China Wind Systems, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland and Greenpower, as well as the financial statements of Huayang Companies, Dyeing and Electric. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, accruals for taxes due, and the calculation of the value of warrants granted upon the conversion of debt to preferred stock and warrants.

Fair value of financial instruments

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $100,000 at each bank. Balances in banks in the PRC are uninsured.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2008 and December 31, 2007, the Company’s bank deposits by geographic area were as follows:

	March 31, 2008		December 31, 2007
Country:
United States	$211,855	8.2%	$171,121	3.4%
China	2,368,868	91.8%	4,854,313	96.6%
Total cash and cash equivalents	$2,580,723	100.0%	$5,025,434	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2008 and December 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $652,249 and $626,218, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $77,276 and $74,192 at March 31, 2008 and December 31, 2007, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investment in non-marketable equity securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). At December 31, 2007, the Company had a 5% membership interest in Wuxi Huayang Yingran Machinery Co. Ltd. (“Yingran”) amounting to $34,181, which at December 31, 2007, is reflected on the accompanying consolidated balance sheet as investments in cost method investee. In March 2008, the Company sold its 5% investment in Yingran to an individual related to the Company’s chief executive officer for a price which approximated its carrying value.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2008 and 2007.

Advances from customers

Advances from customers at March 31, 2008 and December 31, 2007 amounted to $91,613 and $77,357, respectively, and consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2008 and 2007, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including forging of parts, with customer specific acceptance provisions are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.

Shipping costs

Shipping costs are included in cost of sales and totaled $57,463 and $6,627 for the three months ended March 31, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2008 and 2007, research and development costs were not material.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2008 and 2007 was $120,480 and $9,311, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2008 and December 31, 2007 were translated at 7.0222 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended March 31, 2008 and 2007 were 7.17568 RMB and 7.77136 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings (loss) per common share

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

	For the Three Months Ended March 31,
	2008	2007
Net income (loss) available to common shareholders for basic and diluted earnings per share	$(4,133,923)	$581,765

Weighted average shares outstanding – basic	37,484,504	36,577,704
Effect of dilutive securities:
Unexercised warrants	-	—
Series A convertible preferred stock	-	—
Weighted average shares outstanding– diluted	37,484,504	36,577,704
Earnings (loss) per share - basic	$(0.11)	$0.02
Earnings (loss) per share - diluted	$(0.11)	$0.02

At March 31, 2008, the Company’s common stock equivalents were anti-dilutive and are not reflected in diluted earnings per shares, At March 3 1, 2007, the Company did not have any dilutive securities. The Company's common stock equivalents at March 31, 2008 include the following:

Warrants	18,906,756
Series A convertible preferred stock	14,787,135
Total	37,693,891

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The warrants and series A convertible preferred stock were issued on March 28, 2008 upon conversion of the notes. The shares of series A preferred stock held in escrow are not treated as outstanding at March 31, 2008 because its delivery is contingent upon certain events.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2008 and 2007 included net income and foreign currency translation adjustments,

Related parties

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 are effective on January 1, 2008. The adoption of EITF 06-1 had no effect on the Company’s financial position or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) may have an impact on accounting for future business combinations once adopted.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2008 and December 31, 2007, accounts receivable consisted of the following:

	2008	2007
Accounts receivable	$4,191,744	$2,784,630
Less: allowance for doubtful accounts	(652,249)	(626,218)
	$3,539,495	$2,158,412

NOTE 3 - INVENTORIES

At March 31, 2008 and December 31, 2007, inventories consisted of the following:

	2008	2007
Raw materials	$2,322,793	$1,135,697
Work in process	703,596	454,788
Finished goods	222,249	413,503
	3,248,638	2,003,988
Less: Reserve for obsolete inventory	(77,276)	(74,192)
	$3,171,362	$1,929,796

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2008 and December 31, 2007, property and equipment consist of the following:

	Useful Life	2008	2007
Office equipment and furniture	5 Years	$85,683	$78,430
Manufacturing equipment	5 – 10 Years	3,662,762	3,516,584
Vehicles	5 Years	65,549	62,933
Building and building improvements	20 Years	5,863,197	5,629,201
		9,677,191	9,287,148
Less: accumulated depreciation		(3,038,477)	(2,761,162)

		$6,638,714	$6,525,986

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $159,062 and $146,290, of which $83,826 and $77,057 is included in cost of sales, respectively.

NOTE 5 – INTANGIBLE ASSETS

There is no private ownership of land in China. The land is owned by the government and the government grants land use rights for a specified term. The land use rights are valued at a fixed amount, which is RMB 3,995,995 and the dollar value of theland use right fluctuates based on the exchange rate. The Company’s land use rights have a term of 50 years and expires October 30, 2053. The Company amortizes these land use rights over the term of the land use right, which is the 50 year period beginning November 1, 2003. For the three months ended March 31, 2008 and 2007, amortization expense amounted to $2,784 and $2,571, respectively. At March 31, 2008 and December 31, 2007, intangible assets consist of the following:

		2008	2007
Land Use Rights	Estimated life - 50 year	$569,052	$546,341
Less: Accumulated Amortization		(48,370)	(43,707)
		$520,682	$502,634

Amortization expense attributable to future periods is as follows:

Period ending March 31:
2009	$11,381
2010	11,381
2011	11,381
2012	11,381
Thereafter	475,158
$520,682

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

In February 2008, the Company issued 323,000 shares of its common stock pursuant to an exercise of warrants for proceeds of $187,340.

On March 28, 2008, the Company issued 25,000 of its common stock to a director in connection with election as a director. The shares were valued at fair value on date of grant at $1.80 per share. Accordingly, the Company recorded stock-based compensation of $45,000.

(b)  Conversion of Convertible Notes; Restatement of Certificate of Incorporation

On November 13, 2007, concurrently with the closing of the Exchange Agreement, the Company entered into a securities purchase agreement with three accredited investors including Barron Partners LP (the “Investors”). Pursuant to the agreement, the Company issued and sold to the Investors, for $5,525,000, the Company’s 3% convertible subordinated notes in the principal amount of $5,525,000. At the time of the financing, the Company did not have any authorized shares of preferred stock. On March 28, 2008, upon the filing of a restated certificate of incorporation which created a series a preferred stock and gave the board of directors broad authority to create one or more series of preferred stock as well as a statement of designation that set forth the rights, preferences, privileges and limitations of the holders of the series A convertible preferred stock, these notes were automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares at $0.92 per share.

The restated certificate of incorporation to increased the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares are designated as common stock, par value of $.001 per share, and (ii) 60,000,000 shares are designated as preferred stock, par value of $.001 per share.

(c) Series A Preferred Stock

The series A preferred stock has the following rights, preferences and limitations:

•	There are 60,000,000 authorized shares of series A preferred stock.

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

•
The holders of the series A preferred stock have no voting rights except as required by law. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the shares of the series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the statement of designations relating to the series A preferred stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend its certificate of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of series A preferred stock or the number of authorized shares of preferred stock, or (e) enter into any agreement with respect to the foregoing.

•	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock have a liquidated preference of $.374 per share.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

•
Each share of series A preferred stock shall be initially convertible (subject to the 4.9% limitations described below) into such number of shares of common stock based on the conversion ratio of one share of series A preferred stock for one share of common stock at the option of the holders, at any time after the original issue date.

•
All of the outstanding shares of series A preferred stock shall be automatically converted into common stock upon the close of business on the business day immediately preceding the date fixed for consummation of any transaction resulting in a change of control of the Company, as defined in the statement of designation.

•
The holders may not convert the series A preferred stock to the extent that such conversion would result in the holder and its affiliates beneficially owning more than 4.9% of the Company’s common stock. This provisoin may not be waived or amended.

(d) Securities Purchase Agreement

Pursuant to the purchase agreement, in addition to the issuance of the convertible notes:

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

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or series A preferred stock, at the election of the investors. If payment is made is shares of series A preferred stock, each share is valued at $.374 per share.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

The Company filed its registration on February 14, 2008. The registration statement has not been declared effective as of March 15, 2008. However, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded and believes that the registration statement will be declared effective by June 11, 2008.

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

•
The Company entered into an escrow agreement pursuant to which the Company issued into escrow its 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000. Upon the filing of the Restated Certificate this note automatically was converted into 24,787,135 shares of series A preferred stock. These shares of series A preferred stock are in addition to the 14,787,135 shares of series A preferred stock issued to the investors upon conversion of the convertible notes held by them. The series A preferred stock is to be held in escrow subject to the following.

o
14,787,135 shares are held pursuant to the following provisions. If, for the year ended December 31, 2008, the Company’s pre-tax earnings per share are less than the target numbers, all or a portion of such shares are to be delivered to the Investors. The agreement also had a target for 2007, which was met, and no shares were delivered with respect to 2007. If the pre-tax earnings are less than 50% of the target, all of the shares are to be delivered to the Investors. If the shortfall is less than 50%, the number of shares to be delivered to the Investors is determined on a formula basis.

o
The target number for 2008 is $0.13131 per share. The per share numbers are based on all shares that are outstanding or are issuable upon exercise or conversion of all warrants or options, regardless of whether such shares would be used in computing diluted earnings per share under GAAP.

o
If the Company does not file its Form 10-K for 2008 within 30 days after the filing is required, after giving effect to any extension permitted by Rule 12b-25 under the Securities Exchange Act of 1934, any shares remaining in escrow shall be delivered to the Investors.

o
The remaining 10,000,000 shares of series A preferred stock are to be delivered to the Investors in the event that, based on the Company’s audited financial statements for 2007 and 2008 the Company or certain affiliated companies owes any taxes to the PRC government or any authority or taxing agency of the PRC for any period ended on or prior to September 30, 2007. For each $1.00 of such tax liability, four shares of series A preferred stock are to be delivered to the Investors. At December 31, 2007, the Company did not have any tax liabilities for the period ended on or prior to September 30, 2007.

•
With certain exceptions, until the Investors have sold all of the underlying shares of Common Stock, if the Company sells common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the preferred stock, the conversion price of the series A preferred stock and the exercise price of the warrants is reduced to the lower price.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

•
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

(d)  Warrants

The warrants issued upon conversion of the notes have a term of five years, and expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the twelve months commencing on November 13, 2007 in the case of the $0.58 warrants, and during the eighteen (18) period commencing on November 13, 2007 in the case of the $0.83 warrants and $0.92 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 90% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis as described above, is less than $0.08316 per share for 2007 and $0.13131 per share for 2008. The warrants also had a target for 2007, which was met, and there was no adjustment in the exercise price for 2007.

Warrant activity for the three months ended March 31, 2008 is summarized as follows:

	Number of	Weighted average
	shares	exercise price
Outstanding at December 31, 2007	400,000	$0.50
Granted	18,829,756	0.68
Exercised	(323,000)	0.58
Cancelled	-	-

Outstanding at March 31, 2008	18,906,756	$0.69

The following table summarizes the Company's stock warrants outstanding at March 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.50	400,000	4.62	$0.50	400,000	$0.50
0.58	10,853,504	4.62	0.58	10,853,504	0.58
0.83	5,588,252	4.62	0.83	5,588,252	0.83
0.92	2,065,000	4.62	0.92	2,065,000	0.92
	18,906,756		$0.69	18,906,756	$0.69

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(e)  Beneficial Conversion Feature; Deemed Dividend

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion option Pursuant to EITF 00-27, Issue 15, the Company computed the intrinsic value of the conversion option at $2,610,938 based on a comparison of (a) the proceeds of the convertible debt allocated to the common stock portion of the conversion option by first allocating the proceeds received from the convertible debt offering to the debt and the detachable warrants on a relative fair value basis, and (b) the fair value at the commitment date of the common stock to be received by the Company upon conversion. The excess of (b) over (a) is the intrinsic value of the embedded conversion option of $2,610,938 that has been recognized by the Company as discount to the debenture was amortized using the straight-line method over the shorter (1) the term of Debenture, (2) the conversion of the debenture to common stock and warrants, or (3) upon filing by the Company of certificate of designation and automatic conversion of the debenture to the series A preferred stock and warrants. The Company filed the Restated Certificate on March 28, 2008 and accordingly, the Company recognized the value of the warrants and any remaining debt discount upon conversion of the debt.

The conversion features for the convertible notes have been evaluated under FAS 150, FAS 133, and EITF 00-19 and are deemed not to be an embedded derivative and any value attributable to these features would be classified as equity.

As discussed above, upon filing of the Company’s restated certificate of incorporation on March 28, 2008, the Company issued warrants to purchase 18,829,756 shares of the common stock. At November 13, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $2,884,062 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.84%), (2) expected warrant life of 5 years, (3) expected volatility of 150%, and (4) 0% expected dividend.

As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge during the three months ended March 31, 2008. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the three months ended March 31, 2008. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and a reduction to retained earnings.

During the three months ended March 31, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible debt to the series A preferred stock. At December 31, 2007, deferred debt costs of $21,429 were included in prepaid expenses and other on the accompanying consolidated balance sheets. The amortization of debt discounts for the three months ended March 31, 2008 was $2,263,661, which has been included in interest expense on the accompanying statement of operations and included any remaining balance of the debt discount that was expense upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

In November 2007, the Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.374, the secured convertible debt was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and, although the debt is unconventional, the reset provision is deemed within the Company’s control and therefore it qualified as equity under EITF 00-19.

The convertible debenture liability is as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Convertible debentures payable	$-	$5,525,000
Less: unamortized discount on debentures	-	(2,263,661)
Convertible debentures, net	$-	$3,261,339

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 7 – LOANS PAYABLE

At March 31, 2008 and December 31, 2007, loans payable consisted of the following:

	2008	2007
Loan payable to Transportation Bank of China, due on July 31, 2008 with annual interest of 7.23% secured by assets of the Company.	$284,811	$273,444

Loan payable to Transportation Bank of China, due on June 10, 2008 with annual interest of 7.23% secured by assets of the Company.	427,216	410,167

Loan payable to Transportation Bank of China due on August 1, 2008 with annual interest of 7.56% secured by assets of the Company.	142,406	-

Loan payable to Industrial and Commercial Bank of China, due on July 31, 2008 with annual interest of 7.56% secured by assets of the Company.	142,406	136,722

Total Loans Payable	$996,839	$820,333

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies partially owned by the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. Through monthly payments, the affiliated companies intend to repay these advances.

At March 31, 2008 and December 31, 2007, due from related parties was due from the following:

Name	Relationship	March 31, 2008	December 31, 2007
Wuxi Huayang Yingran Machinery Co. Ltd.	5% cost method investee which was sold in March 2008	$-	$139,524
Wuxi Huayang Boiler Company Ltd. (“Boiler”)	(a)	46,561	-
		$46,561	$139,524

(a)
In May 2007, the Company sold its 33% interest in Boiler to an individual related to the Company’s chief executive officer for 500,000 RMB or approximately $65,000. The remaining 67% of Boiler is owned by the spouse and son of the Company’s chief executive officer. The amount outstanding at March 31, 2008 reflects the unpaid receivable from the sale. No amount is shown at December 31, 2007, since Boiler’s obligation to the Company was offset by the Company’s obligation to Boiler.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Due to related parties

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. At March 31, 2008 and December 31, 2007, the Company did not have any payable to the chief executive officer and his spouse. These advances were short-term in nature and non-interest bearing.

Boiler, from time to time, provided advances to the Company for working capital purposes. At March 31, 2008 and December 31, 2007, the Company had a payable to Boiler of $0 and $98,541, respectively. These advances were short-term in nature and non-interest bearing.

Deposits on long-term assets –related party and other

In July 2007, the Company agreed to acquire long-term assets from Boiler for an aggregate price of 89,282,500 RMB or approximately $12,207,000. This original purchase price was reduced by 9,196,341RMB or approximately $1,257,000 which represents 33% of the appreciation in the long-term assets atrtributable to Boiler prior to the Company’s sales of its interest in Boiler.The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. As of March 31, 2008 and December 31, 2007, payments totaling 80,086,159 RMB and 79,458,230 RMB or approxmately $11,405,000 and $10,864,000 had been made to Boiler, respectively, and are reflected on the accompanying consolidiated balance sheets as Deposits on Long-term Assets. As of May 13, 2008, the Company has not received title to the facilities and land use rights and the property has not been placed in service. The Company has initiated the transfer of the title to the facilities and the transfer is expected to be completed in the second quarter of 2008 at which time the deposit on long-term assets will be reclassified to property and equipment.

Additionally, during the three months ended March 31, 2008, the Company’s subsidiary, Green Power made of cash deposit of $750,762 for factory equipment for the new factory. As of the date of this report, the Company has not received the equipment and this deposit is included in Deposits on Long-term Assets. At March 31, 2008 and December 31, 2007, deposits on long-term assets is as follows:

	2008	2007
Factory and Land Use Rights – related party	$11,404,710	$10,863,706
Deposit of factory equipment	750,762	-
	$12,155,472	$10,863,706

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 9 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the three months ended March 31, 2008 and 2007, the Company operated in two reportable business segments - (1) the manufacture of dyeing & finishing equipment and (2) the manufacture of electrical and wind equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2008 and 2007 is as follows:

Three Months Ended March 31, 2008	Dyeing & Finishing Equipment	Electrical Equipment and Wind Equipment	Unallocated (a)	Total

Net Revenues	$4,653,138	$3,793,936	$-	$8,447,074

Cost of Sales (excluding depreciation)	3,415,623	2,773,377	-	6,189,000
Cost of Sales - depreciation	23,604	60,222	-	83,826
Operating expenses (excluding depreciation and amortization)	197,757	87,421	331,390	616,568
Depreciation and Amortization	77,018	1,002	-	78,020
Interest Income	(45)	(5,023)	(565)	(5,633)
Interest Expense	-	16,752	2,242,942	2,259,694
Other (Income) Expense	-	-	21,429	21,429
Income Tax Expense	234,795	219,236	-	454,031

Net Income (Loss)	$704,386	$640,949	$(2,595,196)	$(1,249,861)

Total Assets	$21,171,078	$8,141,203	$402,979	$29,715,260

(a)
The Company does not allocate and general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level. The unallocated interest expense reflects the amortization of the debt discount on conversion of the convertible notes into shares of Series A preferred stock and warrants.

Three Months Ended March 31, 2007	Dyeing & Finishing Equipment	Electrical Equipment	Total

Net Revenues	$3,878,757	$250,453	$4,129,210

Cost of Sales (excluding depreciation)	2,856,443	128,619	2,985,062
Cost of Sales - depreciation	21,481	55,576	77,057
Operating expenses (excluding depreciation and amortization)	93,512	13,479	106,991
Depreciation and Amortization	71,243	561	71,804
Interest Income	(101)	-	(101)
Interest Expense	-	8,048	8,048
Income Tax Expense	288,147	10,437	298,584

Net Income	$548,032	$33,733	$581,765

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 10 – OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are primarily derived from the sale of machinery to customers in China. A downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2006, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing. For the three months ended March 31, 2008, statutory reserve activity is as follows:

	Dyeing	Electric	Total
Balance – December 31, 2007	72,407	$233,065	$305,472
Additional to statutory reserves	-	65,771	65,771
March 31, 2008	$72,407	$298,836	$371,243

NOTE 12 – SUBSEQUENT EVENTS

On April 28, 2008, the Company issued 15,000 of its common stock to a director in connection with his election as a director. The shares were valued at fair value on date of grant at $2.00 per share. Accordingly, the Company recorded stock-based compensation of $30,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2008 and notes thereto contained in this quarterly report on Form 10-Q.

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

Fulland conducts its business operations through its wholly-owned subsidiary, Green Power, in PRC as a wholly-owned foreign limited liability company. Green Power, through the Huayang Companies, is engaged in the design, manufacture and sale of a variety of high and low temperature dyeing and finishing machinery, the design, manufacture and sale of electric power auxiliary apparatuses (including coking equipment), sewage-treatment equipment and related parts or fittings, and the design and sales of rolled rings for use in windmills. Green Power operates and controls the Huayang Companies through contractual arrangements. Fulland used the contractual arrangements to acquire control of the Huayang Companies, instead of acquiring the business of Huayang Companies in order not to violate the laws of the PRC that significantly restrict a PRC company from selling its assets to a foreign entity other than for cash and otherwise impose restriction on foreign investment in PRC companies.

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

Our revenues are derived from two unrelated businesses – the manufacturing of dyeing and finishing equipment and the manufacture of electrical power equipment. We market products from these two segments with independent marketing groups to different customer bases. The dyeing and finishing equipment business has been the principal source of our revenue and operating income, accounting for 55.1% of revenue for the three months ended March 31, 2008 and 81.1% of revenues for the year ended December 31, 2007. Substantially all of our sales of these products are made to companies in the PRC. As a result, we are dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, as the textile industry seeks to lower costs by purchasing equipment that uses the most technological developments to improve productivity, reduce costs and have less adverse environmental impact, if we are not able to offer products utilizing the most current technology, our ability to market our products will suffer. Although we seek to work with our customers in designing equipment to meet their anticipated needs, we cannot assure you that we will be able to develop products and enhancements that are required or desired by the industry.

In our electrical power equipment segment, we manufacture specialty equipment used in the production of coal generated electricity. In 2007, we commenced the manufacturing of rolled rings as part of our electrical power equipment segment. Revenue from our electrical power equipment segment accounted for 44.9% of revenues for the three months ended March 31, 2008 and 18.9% of revenues for the year ended December 31, 2007. We market the electrical power equipment to operators of coal-fired electricity generation plants. Our ability to market these products is dependent upon the continued growth of coal-generated power plants and our ability to offer products that enable the operators of the power plants to produce electricity through a cleaner process than would otherwise be available at a reasonable cost. To the extent that government regulations are adopted that require the power plants to reduce or eliminate polluting discharges from power plants, our equipment would need to be redesigned to meet such requirements.

During 2007, we began to generate revenue from the forging of rolled rings, primarily for the wind power industry. These activities accounted for 13.5% and 7.8% of revenue for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively.

In order to develop the rolled rings business, we agreed to acquire from an affiliated company for a net price of approximately $10,950,000, an approximately 100,000 square foot factory which was substantially completed in 2005 together with the related land use rights, employee housing facilities and other leasehold improvements. As of March 31, 2008, we had paid approximately $11,405,000. As of the date of this report, we have not received title to the facilities and land use rights and the property has not been placed in service. We intend to use this new facility to manufacture components in our rolled ring operations for use in the wind power industry. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	20	Years
Manufacturing equipment	5 – 10	Years
Office equipment and furniture	5	Years
Vehicle	5	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Long-lived assets are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the amortization periods to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize revenue from the sale of dyeing and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a close to the date of delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2007 and 2006, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forging of parts, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through March 31, 2008 has not been significant.

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

Recent accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on our results of operations, financial position or liquidity.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 are effective on January 1, 2008. The adoption of EITF 06-1 had no effect on our financial position or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on tour results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) may have an impact on accounting for future business combinations once adopted.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS 160 will have on our financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 (“2008 Period”) and 2007 (“2007 Period”).

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues:

	Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
NET REVENUES	$8,447,074	100.0%	$4,129,210	100.0%

COST OF REVENUES	6,272,826	74.3%	3,062,119	74.2%

GROSS PROFIT	2,174,248	25.7%	1,067,091	25.8%

OPERATING EXPENSES	694,588	8.2%	178,795	4.3%

INCOME FROM OPERATIONS	1,479,660	17.5%	888,296	21.5%

OTHER INCOME (EXPENSES)	(2,275,490)	(26.9)%	(7,947)	(0.2)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(795,830)	(9.4)%	880,349	21.3%

PROVISION FOR INCOME TAXES	454,031	5.4%	298,584	7.2%

NET INCOME (LOSS)	(1,249,861)	(14.8)%	581,765	14.1%

OTHER COMPREHENSIVE INCOME Foreign currency translation adjustment	1,007,245	11.9%	83,161	2.0%

COMPREHENSIVE INCOME (LOSS)	$(242,616)	(2.9)%	$664,926	16.1%

The following table sets forth information as to the gross margin for our two lines of business for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Dyeing and finishing equipment
Revenue	$4,653,138	$3,878,757
Cost of sales	3,439,227	2,877,924
Gross profit	1,213,911	1,000,833
Gross margin	26.1%	25.8%

Electric power equipment
Revenue	$3,793,936	$250,453
Cost of sales	2,833,599	184,195
Gross profit	960,337	66,258
Gross margin	25.3%	26.5%

Revenues. During the 2008 Period, we had revenues of $8,447,074, as compared to revenues of $4,129,210 for the 2007 Period, an increase of $4,317,864 or approximately 104.6%. The increase in total revenue was attributable to increases from both of our segments. Revenues from our electric power equipment segment increased from $250,453 for the three months ended March 31, 2007 to $3,793,936 for the three months ended March 31, 2008, an increase of $3,543,483, or 1414.8%. This increase resulted from an increase in revenues from forging services to new customers of $3,217,702 and an increase in the sale of coking and electric equipment of $324,781. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure into high strength parts including the forging of rolled rings with a three-meter diameter for use in large-scaled wind-powered electricity generators, which accounted for approximately $1.14 million or 30% of Electric revenues. Revenues from dyeing and finishing equipment increased $774,381, or 20%, from $3,878,757 for the three months ended March 31, 2007 to $4,653,138 for the three months ended March 31, 2008. This increase primarily resulted from our marketing efforts to develop new customers. Revenues to new Dyeing customers accounted for approximately $2.9 million or 64% of total Dyeing revenues for the 2008 period.

Cost of sales. Cost of sales for the 2008 Period increased $3,210,707 or 104.9%, from $3,062,119 for the 2007 Period to $6,272,826 for 2008 Period. Cost of goods sold for Dyeing was $3,439,227 for the 2008 period, as compared to $2,877,924 for the 2007 period. Cost of sales for Electronic was $2,833,599 for the 2008 period as compared to $184,195 for the 2007 period.

Gross margin. Our gross profit was $2,174,248 for the 2008 Period as compared to $1,067,091 for the 2007 Period, representing gross margins of 25.7% and 25.8%, respectively. Gross profit for Dyeing was $1,213,911 for the 2008 Period as compared to $1,000,833 for the 2007 Period, representing gross margins of approximately 26.1% and 25.8%, respectively. The modest increase in our gross margin was attributable to normal fluctuations. Gross profit for Electronic was $960,337 for the 2008 Period as compared to $66,258 for the 2007 Period, representing gross margins of approximately 25.3% and 26.5%, respectively. The modest decrease in our gross profits was attributable to normal fluctuations.

Depreciation and amortization expense. Depreciation and amortization amounted to $161,846 for the 2008 Period and $148,861 for the 2007 Period, of which $83,826 and $77,057 is included in cost of sales and $78,020 and $71,804 is included in operating expenses for the 2008 and 2007 Period, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $616,568 for the 2008 Period, as compared to $106,991 for the 2007 Period, an increase of $509,577 or approximately 476.3%. Selling, general and administrative expenses consisted of the following:

	2008 Period	2007 Period
Professional fees	$241,705	$-
Payroll and related benefits	119,816	5,375
Travel	82,392	38,749
Other	172,655	62,867
	$616,568	$106,991

•
Since the share exchange in November 2007, we have incurred professional fees, principally as a result of our status as a public company. For the 2008 Period, professional fees amounted to $241,705 as compared to $0 in the 2007 period. Included in professional fees are legal fees of $109,739, audit fees of $85,520, and investor relation fees of $25,669.

•
Payroll and related benefits increased for the 2008 Period by $114,441, or 2,129%, as compared to the 2007 Period. In 2007, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company.

•	Travel expense in 2007 increased by $43,643, or 112.6%, as compared to the 2007 period. The increase is related to increased travel by sales personnel and engineers.
•	Other selling, general and administrative expenses increased by $109,788 in the 2008 period as compared with 2007 period.
•	We did not record any bad debt expense during the 2008 and 2007 Period.

Income from operations. For the 2008 Period, income from operations was $1,479,660 as compared to $888,296 for the 2007 Period, an increase of $591,364 or 66.6%.

Other income (expenses). For the 2008 Period, other expense amounted to $2,275,490 as compared to other expenses of $7,947 for the 2007 Period. In the 2007 Period, other expenses consisted of interest expense of $8,048 offset by interest income of $101. For the 2008 Period, other expenses included i) interest expense of $2,259,694 consisting of non-cash interest expense of $2,263,661from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement offset by the reversal of accrued interest of $20,719 and ii) amortization of debt issuance costs of $21,429 and iii) interest income of $5,633.

Income tax expense. Income tax expense increased $155,447 or approximately 52.1% during the first quarter of 2008 primarily as a result of the increase in taxable income generated by our operating entities.

Net income (loss). For the three months ended March 31, 2008, we recorded a net loss of $(1,249,861) as compared to net income of $581,765 for the 2007 period.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $1,007,245 for the 2008 Period as compared to $83,161 for comparable period in 2007. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive income (loss). For the 2008 period, comprehensive loss of approximately $243,000 is derived from the sum of our net loss of approximately $1,250,000 less foreign currency translation gains of $1,007,245.

Non-GAAP Information

We refer to EBITDA, which is a non-GAAP performance measure because we believe that it is reasonable means of understanding our business, particularly in view of non-cash charges which we incurred. In connection with our November 2007 private placement, we issued 3% convertible notes to the investor in the principal amount of the $5,525,000. Because of the favorable conversion terms, the debt was issued deemed issued as a discount of $2,610,938. Upon the conversion of the debt into equity in March 2008, the unamortized debt discount of $2,263,661 was amortized and treated as additional interest, and the amount of the amortized debt discount was reclassified as a deemed dividend to the holders of the series A preferred stock. Both the amortization of the debt discount and the reclassification as a deemed dividend are non-cash events which do not affect our operations. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the 2008 Period and the 2007 Period.

	Three Months Ended March 31,
	2008	2007
Net income (loss) allocable to common stockholders	$(4,133,923)	$581,765
Add back of income taxes, interest and other non-cash charges:
Deemed dividend to preferred stockholders	2,884,062	-
Income taxes	454,031	298,584
Interest	2,259,694	8,048
Amortization of debt discount	21,429	-
Depreciation and other amortization	161,846	148,861

EBITDA	$1,647,139	$1,037,258

This additional non-GAAP information is not meant to be considered as a substitute for GAAP financials. The non-GAAP financial information that the Company provides also may differ from the non-GAAP information provided by other companies.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2008 and December 31, 2007, we had cash balances of $2,580,723 and $5,025,434, respectively. These funds are located in financial institutions located as follows:

	March 31, 2008		December 31, 2007
Country:
United States	$211,855	8.2%	$171,121	3.4%
China	2,368,868	91.8%	4,854,313	96.6%
Total cash and cash equivalents	$2,580,723	100.0%	$5,025,434	100.0%

Our working capital position increased $4,219,326 to $7,404,601 at March 31, 2008 from working capital of $3,185,275 at December 31, 2007. This increase in working capital is primarily attributable to the conversion of convertible debt of $3,261,339 into shares of our series A preferred stock and warrants and a decrease in accounts payable of $1,157,193.

Net cash flow used in operating activities was $2,096,821 for the 2008 Period as compared to net cash flow provided by in operating activities was $1,240,892 in the 2007 Period, a decrease of $3,337,713. Net cash flow used in operating activities for the 2008 Period was mainly due to the decrease in accounts payable of $1,225,962, an increase in accounts receivable of 1,263,740 and an increase in inventories of $1,136,507, which was offset by the add-back of non-cash items of depreciation and amortization of $161,846, the amortization of debt discount of $2,263,661, the amortization of deferred debt costs of $21,429 and the add-back of stock-based compensation of $45,000. Net cash flow provided by operating activities for the 2007 period was mainly due to our net income of $581,765, a decrease in inventories of $806,749, and increase in accounts payable of $487,098, an increase in VAT and services taxes payable of $287,500, an increase in income taxes payable of $275,060, and the add-back of non-cash items of depreciation and amortization of $148,861 offset by an increase in accounts receivable of $1,818,385.

Net cash flow used in investing activities was $694,629 for the 2008 Period and compared to net cash used in investing activities of $320,665. For the 2008 Period, we received cash from the repayment of amounts due from related parties of $96,650 and from the sale of our cost-method investee of $34,840 offset by the purchase of property and equipment of $3,907 and the payment of deposits on long-term assets of $822,212. For the 2007 Period, we used cash for advances for amounts due from related parties of $1,009, for the purchase of property and equipment of $3,337 and the payment of deposits on long-term assets of $316,319.

Net cash flow provided by financing activities was $226,259 for the 2008 Period as compared to net cash provided by financing activities of $386,033 for the 2007 Period. For the 2008 Period, we received proceeds from short-term bank loans of $139,360, and proceeds from the exercise of warrants of $187,340 offset by the repayment of related party advances of $100,441. For the 2007 Period, we received proceeds from short-term bank loans of $386,033.

In July 2007, in connection with the expansion of our electrical equipment segment to develop and market rolled rings and related equipment to the wind power industry, we agreed to acquire a factory, together with the related land use rights, employee housing facilities and other leasehold improvements from a related party for a net price of approximately $10,950,000. As of March 31, 2008, the amount was paid in full.

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

•
We agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors within 90 days after the closing, which was February 11, 2008. Failure to meet this date will result in liquidated damages commencing February 12, 2008, until the date on which the requirement is satisfied. Thereafter, if the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason that is not an excused reason, this would result in the imposition of liquidated damages. The investors have agreed to waive through March 31, 2008 any liquidating damages related to the appointment of independent directors and the establishment of the committees. In March 2008, we elected independent directors and have the required committees.

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

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or Series A preferred stock valued at $0.374 per share, at the election of the investors.

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

•
We entered into an escrow agreement pursuant to which we issued our 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000, which is in addition to the notes in the principal amount of $5,525,000 which were issued to the investors. Upon the filing of the restated certificate of incorporation and the certificate of designation relating to the Series A preferred stock, this note automatically converted into 24,787,135 shares of Series A preferred stock. The series A preferred stock are held in escrow subject to the following.

o
14,787,135 shares are held pursuant to the following provisions. If, for either the year ended December 31, 2007 or 2008, our pre-tax earnings per share are less than the target numbers, all or a portion of such shares are to be delivered to the investors. If, for either year, the pre-tax earnings are less than 50% of the target, all of the shares are to be delivered to the investors. If the shortfall is less than 50%, the number of shares to be delivered to the investors is determined on a formula basis. The target number for 2007 was met and there were no deliveries from escrow.

o
The target number for 2008 is $0.13131 per share. The per share numbers are based on all shares that are outstanding or are issuable upon exercise or conversion of all warrants or options, regardless of whether such shares would be used in computing diluted earnings per share under GAAP. Based on the formula in the agreement, there is no adjustment for 2007.

o
If we do not file our Form 10-KSB for 2008 within 30 days after the filing is required, after giving effect to any extension permitted by Rule 12b-25 under the Securities Exchange Act of 1934, any shares remaining in escrow shall be delivered to the Investors.

o
The remaining 10,000,000 shares of Series A preferred stock are to be delivered to the investors in the event that, based on the Company’s audited financial statements for 2007 or 2008 the Company or certain affiliated companies owes any taxes to the PRC government or any authority or taxing agency of the PRC for any period ended on or prior to September 30, 2007. For each $1.00 of such tax liability, four shares of Series A preferred stock are to be delivered to the Investors. At December 31, 2007, the Company did not have any tax liabilities covered by this covenant, as a result of which there was no delivery from escrow with respect to 2007.

•
With certain exceptions, until the investors have sold all of the underlying shares of common stock, if we sell common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the Series A preferred stock and the exercise price of the warrants is reduced to the lower price.

The warrants have a term of five years, and expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the twelve months commencing on November 13, 2007 in the case of the $0.58 warrants, and during the 18 month period commencing on November 13, 2007 in the case of the $0.83 warrants and $0.92 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement.

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

The following tables summarize our contractual obligations as of March 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness (1)	$996,839	$996,839	$-	$-	$-

Total Contractual Obligations:	$996,839	$996,839	$-	$-	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce and sell almost all our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2008, we has unrealized foreign currency translation gain of $1,007,245, because of the change in the exchange rate.

ITEM 4. CONTROLS AND PROCEDURES

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Wu and Wasserman concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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
(i)
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

•
 On March 28, 2008, we elected an independent director to serve on an audit committee and we have set up a compensation committee to be headed by one of our independent directors. On April 28, 2008, we hired an additional director who will serve on the audit committee.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of March 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2008, we issued 323,000 shares of our common stock pursuant to an exercise of warrants for proceeds of $187,340 which was used for working capital.

On March 28, 2008, we issued 25,000 of our common stock to a director in connection with election as a director. The shares were valued at fair value on date of grant at $1.80 per share. Accordingly, we recorded stock-based compensation of $45,000.

The above recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6. EXHIBITS

31.1 Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1 Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WIND SYSTEMS, INC.

Date: May 15, 2008	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: May 15, 2008	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer