Form 10KSB/A
period 2007-12-31
China Wind Systems, Inc
filed 2008-06-11
CIK 819926

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-KSB/A
Amendment No. 1

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
Jiangsu Province, China 150090

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format YES ☐ NO ☒

2

CHINA WIND SYSTEMS, INC.
2007 ANNUAL REPORT ON FORM 10-KSB/A

3

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB/A. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB/A, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-KSB/A to (i) reflect changes in the notes to the financial statements which clarify information previously reported (ii) to provide information relating to our internal controls and (iii) to clarify other information included in the initial annual report. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains currently dated certifications from the chief executive officer and the chief financial officer.

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

Our executive offices are located No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, China 150090, telephone (86) 51083397559. Our website is www.chinawindsystems,com. Information on our website of any other website does not constitute a part of this annual report.

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

•
We agreed that we would not take any action that would cause our common stock not to be traded on the OTC Bulletin Board unless it is traded on the Nasdaq Stock Marker or the American or New York Stock Exchange. If we fail to comply, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 12% per annum based on the purchase price of the shares of series A preferred stock which have not then been sold. We also agreed that by November 13, 2009 we will have made application for the listing of our common stock on the Nasdaq Stock Market or the New York or American Stock Exchange. If during the period from November 13, 2009 and the date that the investors shall have converted series A preferred stock and exercised warrants and sold 90% of the total shares issuable upon conversion or exercise of the securities issued, we are not in compliance, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 6% per annum based on the purchase price of the shares of preferred stock which have not then been sold. In no event shall the liquidated damages payable under these two provisions exceed 12% of the purchase price of the shares of series A preferred stock that have not been sold.

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

We are incurring significant obligations in developing the manufacture of rolled rings, for use in the wind power and other industries with no assurance that we can or will be successful in this business.

In connection with the expansion of our electrical equipment division to develop and market rolled rings and related equipment to the wind power industry, we are acquiring newly-constructed buildings and the related land use rights from a company in which we hold a 33% interest, for a net price of approximately $10,950,000, an approximately 100,000 square foot factory which was substantially completed in 2005 together with the related land use rights, employee housing facilities and other leasehold improvements. As of March 31, 2008, we had paid approximately $10,950,000, As of the date of this report, we have not received title to the facilities and land use rights and the property has not been placed in service. We intend to use this new facility to manufacture components in our rolled ring operations for use in the wind power industry. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products. We are making the financial and manpower commitment in our belief that both there will be an increased demand for wind power in China and elsewhere, that the companies that manufacture wind power generation equipment will purchase our products and that we will be able to offer equipment which is required or desired by the wind power industry. Accordingly, we cannot assure you that we will be able to develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations.

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

•
We agreed that we would not take any action that would cause our common stock not to be traded on the OTC Bulletin Board unless it is traded on the Nasdaq Stock Marker or the American or New York Stock Exchange. If we fail to comply, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 12% per annum based on the purchase price of the shares of series A preferred stock which have not then been sold. We also agreed that by November 13, 2009 we will have made application for the listing of our common stock on the Nasdaq Stock Market or the New York or American Stock Exchange. If during the period from November 13, 2009 and the date that the investors shall have converted series A preferred stock and exercised warrants and sold 90% of the total shares issuable upon conversion or exercise of the securities issued, we are not in compliance, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 6% per annum based on the purchase price of the shares of preferred stock which have not then been sold. In no event shall the liquidated damages payable under these two provisions exceed 12% of the purchase price of the shares of series A preferred stock that have not been sold.

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

•
Our officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock until February 13, 2010, which is 27 months from the closing, or such earlier date as all of the series A preferred stock nd warrants have been converted or exercised and the underlying shares of common stock have been sold.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of December 31, 2007, and (iv) a lack of segregation of duties within accounting functions. Accordingly, based on our evaluation, Messrs Wu and Wasserman concluded that our internal control over financial reporting were not effective as of December 31, 2007.

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

However, giving full consideration to the significant deficiencies described herein, we performed adequate analyses and procedures, including among other things, transaction reviews, and account reconciliations, in order to provide assurance that our Consolidated Financial Statements included in this annual report were prepared in accordance with generally accepted accounting principles ("GAAP") and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for periods presented in conformity with GAAP.

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

Deposit on long-term assets – related party

In July 2007, we agreed to acquire long-term assets from Boiler for an aggregate price of 89,282,500 RMB or approximately $12,207,000. The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. Additionally, the purchase price was reduced by 9,196,341RMB or approximately $1,257,000 which represents 33% of the appreciation in the long-term assets attributable to Boiler prior to our sales of our 33.33% interest in Boiler. As of December 31, 2007, payments totaling 79,458,230 RMB or approximately $10,864,000 have been made to Boiler and have been reflected on the accompanying consolidated balance sheets as Deposits on Long-term Assets. Based on the contract, the remaining balance of $86,000 will be paid in the second quarter of 2008. As of the date of this report, we have not received title to the facilities and land use rights and the property has not been placed in service. We have initiated the transfer of the title to the facilities and the transfer is expected to be completed in the second quarter of 2008

Director Independence

Of the five directors, management believes that Mr. Xi Liu, Mr. Shike Zhu and Mr. Gerald Goldberg would be considered “independent” under Rule 4200(a) (15) of the National Association of Securities Dealers listing standards.

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company****
3.3	Bylaws of the Company*
10.1	Cooperation Agreement dated May 24, 2006 between Shanxi Province Coking Design Research Institute and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power Equipment”)*
10.2	Cooperation Agreement dated November 20, 2006 between Beijing China Sciences General Energy & Environment Co., Ltd. and Huayang Electrical Power Equipment*
10.3	Consulting Services Agreement between Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) dated October 12, 2007*
10.4	Equity Pledge Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.5	Operating Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.6	Proxy Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.7	Option Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007*
10.8	Consulting Services Agreement between Green Power and Huayang Electrical Power Equipment dated October 12, 2007*
10.9	Equity Pledge Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*
10.10	Operating Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*
10.11	Proxy Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*
10.12	Option Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007*

10.13	Amended and Restated Securities Purchase Agreement dated January 31, 2008**
10.14	Registration Rights Agreement dated November 13, 2007*
10.15	Lock-up Agreement dated November 13, 2007*
10.16	Form of “A” Warrant to Purchase Common Stock**
10.17	Share Exchange Agreement by and among the Company, the Company’s Majority Stockholder, Fulland and the Fulland Stockholders dated November 13, 2007*
10.18	Agreement between the Company and Adam Wasserman****
10.19	Form of “B” Warrant to Purchase Common Stock.**
10.20	Form of “C” Warrant to Purchase Common Stock**
10.21	Share Exchange Agreement by and among the Company, the Company’s Majority Stockholder, Fulland and the Fulland Stockholders dated November 1, 2007
21.0	List of subsidiaries****
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*Incorporated by reference to the Form 8-K filed by the Company on November 13, 2007.
** Incorporated by reference to the Form 8-K/A filed by the Company on February 1, 2008.
*** Filed herewith
**** Previously filed

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

Date: June 11, 2008	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

s/ Jianhua Wu	Chief Executive Officer
Jianhua Wu	and Director (Principal Executive Officer)

s/ Adam Wasserman*	Chief Financial Officer
Adam Wasserman	(Principal Financial and Accounting Officer)

s/ Lihua Tang*	Director
Lihua Tang

s/ Xi Liu*	Director
Xi Liu

s/Gerald Goldberg*	Director
Gerald Goldberg

Director
Raymond Pirtle Jr.

*By: /s/ Jianhua Wu		June 11, 2008
Jianhua Wu, Attorney in fact

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
China Wind Systems, Inc. and Subsidiaries
WuXi City, China

We have audited the accompanying consolidated balance sheet of China Wind Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The Company is the sole stockholder of Fulland. Fulland owns 100% of Green Power Environment Technology (Shanghai) Co., Ltd. (“ Green Power”), which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the Peoples’ Republic of China (“ PRC” or “ China”). Green Power is a party to a series of Contractual Arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power Equipment”, and together with Huayang Dye Machines, sometimes collectively referred to as the “Huayang Companies”), both of which are limited liability companies headquartered in, and organized under the laws of, the PRC.

Fulland is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, which was formed by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“ SAFE”). Specifically, on May 31, 2007, SAFE issued an official notice known as Hi Zhong Fa [2007] No. 106 (“ Circular 106” ), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish an offshore company, Fulland, as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Companies.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipments and related products (the “ Services”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies (collectively the “ Huayang Companies Shareholders”), Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies Shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agrees that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement is ten (10) years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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

The Company also complies with the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2007 and 2006. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at December 31, 2007 and 2006 amounted to $77,357 and $179,698, respectively, and consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenue from the sale of dyeing and electrical equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the year ended December 31, 2007 and 2006, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers’ shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company’s accounting for future business combinations following adoption on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging activities-- an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under
Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE DEBT (continued)

•
The Company agreed to have a qualified chief financial officer who may be a part-time chief financial officer until February 13, 2008. If the Company cannot hire a qualified chief financial officer promptly upon the resignation or termination of employment of a former chief financial officer, the Company may engage an accountant or accounting firm to perform the duties of the chief financial officer. In no event shall the Company either (i) fail to file an annual, quarter or other report in a timely manner because of the absence of a qualified chief financial officer, or (ii) not have a person who can make the statements and sign the certifications required to be filed in an annual or quarterly report under the Securities Exchange Act of 1934. The Company initially satisfied this requirement by hiring Ms. Judy Ye as chief financial officer. Upon the resignation of Ms. Ye, the Company engaged Mr. Adam Wasserman as chief financial officer. Mr. Wasserman is an accountant who performs his duties as an independent consultant.

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or series A preferred stock, at the election of the investors.

•
The Company agreed that it would not take any action that would cause its common stock not to be traded on the OTC Bulletin Board unless it is traded on the Nasdaq Stock Marker or the American or New York Stock Exchange. If the Company fails to comply, the Company is to pay liquidated damages during the period that it is not in compliance with the covenant at the rate of 12% per annum based on the purchase price of the shares of series A preferred stock which have not then been sold. The Company also agreed that by November 13, 2009 the Company will have made application for the listing of our common stock on the Nasdaq Stock Market or the New York or American Stock Exchange. If during the period from November 13, 2009 and the date that the investors shall have converted series A preferred stock and exercised warrants and sold 90% of the total shares issuable upon conversion or exercise of the securities issued, the Company shall fail to comply, it is to pay liquidated damages during the period that it is not in compliance with the covenant at the rate of 6% per annum based on the purchase price of the shares of preferred stock which have not then been sold. In no event shall the liquidated damages payable under these two provisions exceed 12% of the purchase price of the shares of series A preferred stock that have not been sold.

•
The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008. The failure of the Company to have the registration statement declared effective by June 11, 2008 and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 4,860 shares of series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,770,000 shares. The number of shares issuable per day is subject to adjustment if the Company cannot register all of the required shares as a result of the Securities and Exchange Commission’s interpretation of Rule 415. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The Company filed its registration on February 14, 2008. Although the registration statement has not been declared effective as of the date of these financial statements, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded and believes that the registration statement will be declared effective by June 11, 2008.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE DEBT (continued)

•
The Company entered into an escrow agreement pursuant to which the Company issued its 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000. This note is in addition to the notes in the principal amount of $5,525,000 that were issued to the investors. Upon the filing of the Restated Certificate and the certificate of designation relating to the series A preferred stock which occurred on March 28, 2008, this note automatically converted into 24,787,135 shares of series A preferred stock. The note and the series A preferred stock issued upon conversion of the note are to be held in escrow subject to the following.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE DEBT (continued)

In connection with the Securities Purchase Agreement, $30,000 was deducted from the gross proceeds and was paid to an investor for its due diligence expenses, which was deferred as a debt discount and will be amortized over the life of the convertible debentures or until the certificate of designation is filed. Other fees incurred in connection with the debt issuance include $25,000 of legal fees, which were treated as a deferred debt issue costs and are being amortized to debt issue cost expense over the life of the debenture or until the Company files its certificate of designation.

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion option Pursuant to EITF 00-27, Issue 15. The Company computed the intrinsic value of the conversion option at $2,610,938 based on a comparison of (a) the proceeds of the convertible debt allocated to the common stock portion of the conversion option and (b) the fair value at the commitment date of the common stock to be received by the Company upon conversion. The excess of (b) over (a) is the intrinsic value of the embedded conversion option that has been recognized by the Company as discount to the debenture and will be amortized using the straight-line method over the shorter (1) the term of Debenture, (2) the conversion of the debenture to common stock, or (3) upon filing by the Company of certificate of designation and immediate conversion of the debenture to the series A preferred stock. The Company filed the Restated Certificate on March 28, 2008 and accordingly, the Company will recognize the value of the warrants and any remaining debt discount upon conversion of the debt.

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

Additionally, the spouse of the Company’s chief executive officer had two bank accounts in her name that had been assigned to the Company and were being used by the Company in its operations and the monies in the two accounts are required to be paid back ot the Company. At December 31, 2007 and 2006, the balance in these bank accounts amounted to $0 and $877,895 and has been reflected as due from related parties on the accompanying consolidated balance sheet. Prior to December 31, 2007, these accounts were closed and the funds were transferred to the Company.

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

In connection with the reverse acquisition on November 13, 2007, the Company acquired from the principal stockholders and cancelled all but 701,039 shares of the outstanding common stock. As a result of the reverse acquisition accounting treatment, the shares that were issued in the reverse acquisition are treated as outstanding for all periods covered by the financial statements and these 701,039 shares are deemed to have been issued on November 13, 2007.

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

The unallocated items are general and administrative expenses of the Company’s United States activities. These activities represent corporate overhead and other expense relating to the Company’s status as a reporting company under the Securities Exchange Act of 1934, as amended, the amortization of the debt discount relating to the convertible debt which is reflected as interest expense.

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

NOTE 12 - OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are primarily derived from the sale of machinery to customers in the Peoples’ Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

	Dyeing	Electric	Total
Balance - December 31, 2005	$72,407	$-	$72,407
Additional to statutory reserves	-	58,762	58,762
Balance - December 31, 2006	72,407	58,762	131,169
Additional to statutory reserves	-	174,303	174,303
Balance - December 31, 2007	$72,407	$233,065	$305,472

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

•
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Preferred Stock an amount equal to $.374 per share of Series A Preferred Stock, which amount is referred to as the “Liquidation Preference ,” before any distribution or payment shall be made to the holders of any securities which are junior to the Series A Preferred Stock upon voluntary or involuntary liquidation, dissolution or winding up and after any distributions or payments made to holders of any class or series of securities which are senior to the Series A Preferred Stock upon voluntary or involuntary liquidation, dissolution or winding up, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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