Form 10-Q
period 2008-06-30
China Wind Systems, Inc
filed 2008-08-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 33-16335

CHINA WIND SYSTEMS, INC.
(Name of Registrant as specified in its charter)

DELAWARE	74-2235008
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Township, Huishan District, Wuxi City
Jiangsu Province, China 150090
(Address of principal executive office)

(86) 51083397559
(Registrant’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 40,399,974 shares of common stock are issued and outstanding as of August 12, 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2008

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	39

PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6.	Exhibits	41

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,274,524	$5,025,434
Accounts receivable, net of allowance for doubtful accounts	4,037,060	2,158,412
Inventories, net of reserve for obsolete inventory	2,992,334	1,929,796
Advances to suppliers	332,707	938,331
Prepaid expenses and other	124,051	378,429

Total Current Assets	9,760,676	10,430,402

PROPERTY AND EQUIPMENT - Net	8,802,673	6,525,986

OTHER ASSETS:
Deposit on long-term assets - related party	5,993,550	10,863,706
Deposit on long-term assets	2,725,487	-
Intangible assets, net of accumulated amortization	6,127,043	502,634
Investment in cost method investee	-	34,181
Due from related parties	47,581	139,524

Total Assets	$33,457,010	$28,496,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,018,656	$820,333
Convertible debt, net of discount on debt	-	3,261,339
Accounts payable	1,841,809	1,845,769
Accrued expenses	191,201	198,542
VAT and service taxes payable	225,417	434,839
Advances from customers	83,226	77,357
Due to related party	-	98,541
Income taxes payable	617,448	508,407

Total Current Liabilities	3,977,757	7,245,127

STOCKHOLDERS' EQUITY:
Series A convertible preferred ($0.001 par value; 60,000,000 shares authorized;14,028,189 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	14,028	-
Common stock ($0.001 par value; 150,000,000 shares authorized;39,656,241 and 37,384,295 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	39,657	37,385
Additional paid-in capital	12,810,998	3,488,896
Retained earnings	13,235,643	16,074,270
Statutory reserve	421,360	305,472
Other comprehensive gain - cumulative foreign currency translation adjustment	2,957,567	1,345,283

Total Stockholders' Equity	29,479,253	21,251,306

Total Liabilities and Stockholders' Equity	$33,457,010	$28,496,433

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET REVENUES	$11,182,950	$4,459,972	$19,630,024	$8,589,182

COST OF SALES	8,419,505	3,135,450	14,692,331	6,197,569

GROSS PROFIT	2,763,445	1,324,522	4,937,693	2,391,613

OPERATING EXPENSES:
Depreciation and amortization	141,568	67,464	219,588	139,268
Selling, general and administrative	589,420	235,951	1,205,988	342,942

Total Operating Expenses	730,988	303,415	1,425,576	482,210

INCOME FROM OPERATIONS	2,032,457	1,021,107	3,512,117	1,909,403

OTHER INCOME (EXPENSE):
Interest income	4,011	180	9,644	281
Interest expense	(18,753)	(13,366)	(2,278,447)	(21,414)
Debt issuance costs	-	-	(21,429)	-

Total Other Income (Expense)	(14,742)	(13,186)	(2,290,232)	(21,133)

INCOME BEFORE INCOME TAXES	2,017,715	1,007,921	1,221,885	1,888,270

INCOME TAXES	606,531	301,670	1,060,562	600,254

NET INCOME	1,411,184	706,251	161,323	1,288,016

DEEMED PREFERRED DIVIDEND	-	-	(2,884,062)	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,411,184	$706,251	$(2,722,739)	$1,288,016

COMPREHENSIVE INCOME:
NET INCOME	$1,411,184	$706,251	$161,323	$1,288,016

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	605,039	141,135	1,612,284	224,296

COMPREHENSIVE INCOME	$2,016,223	$847,386	$1,773,607	$1,512,312

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$0.02	$(0.07)	$0.04
Diluted	$0.02	$0.02	$(0.07)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	38,036,208	36,577,704	37,760,355	36,577,704
Diluted	65,712,820	36,577,704	37,760,355	36,577,704

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161,323	$1,288,016
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	389,684	299,451
Amortization of debt discount to interest expense	2,263,661	-
Amortization of debt offering costs	21,429	-
Increase in allowance for doubtful accounts	170,024	133,693
Increase in reserve for inventory obsolescence	-	71,853
Stock based compensation expense	75,000	-
Changes in assets and liabilities:
Accounts receivable	(1,860,346)	(1,706,864)
Inventories	(911,684)	580,971
Prepaid and other current assets	235,398	71,321
Advances to suppliers	647,106	(860,923)
Accounts payable	(137,507)	781,112
Accrued expenses	3,085	(6,938)
VAT and service taxes payable	(230,670)	461,352
Income taxes payable	74,150	603,112
Advances from customers	864	1,231,834

NET CASH PROVIDED BY OPERATING ACTIVITIES	901,517	2,947,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	98,058	(3,523,139)
Proceeds from sale of cost-method investee	35,348	-
Deposit on long-term assets - related party	(88,783)	-
Deposit on long-term assets	(2,648,096)	-
Purchase of property and equipment	(2,126,847)	(7,740)

NET CASH USED IN INVESTING ACTIVITIES	(4,730,320)	(3,530,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	141,390	258,736
Proceeds from exercise of warrants	854,340	-
Payments on related party advances	(101,905)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	893,825	258,736

EFFECT OF EXCHANGE RATE ON CASH	184,068	6,182

NET DECREASE IN CASH	(2,750,910)	(317,971)

CASH - beginning of year	5,025,434	421,390

CASH - end of period	$2,274,524	$103,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$35,505	$21,414
Income taxes	$1,169,603	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed preferred dividend reflected in paid-in capital	$2,884,062	$-
Convertible debt converted to series A preferred stock	$5,525,000	$-
Deposit on long-term assets -related party reclassified to intangible assets	$5,500,030	$-
Series A preferred converted to common shares	$759	$-

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc. On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.

On November 13, 2007, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) among Fulland Limited, a Cayman Islands corporation (“Fulland”), the stockholders of Fulland, and Synergy Business Consulting, LLC (“Synergy”), the then principal stockholder of the Company, pursuant to which, simultaneously with the financing described in Note 6, the Company (i) issued 36,577,704 shares of common stock to the former stockholders of Fulland, (ii) purchased 8,006,490 shares of common stock from Synergy for $625,000 and cancelled such shares, (iii) issued Synergy 291,529 shares of common stock for professional services, and (iv) paid cash fees of $415,000 in connection with the Exchange Agreement. The Company paid $1,040,000 from the proceeds of the financing for closing costs, including the $625,000 paid for shares from Synergy. At the time of the closing, under the Exchange Agreement and the financing, the Company, then known as Malex, Inc. was not engaged in any business activity and was considered a blank check shell.

The Company is the sole stockholder of Fulland. Fulland owns 100% of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”), which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power Equipment”, and together with Huayang Dye Machines, sometimes collectively referred to as the “Huayang Companies”), both of which are limited liability companies headquartered in, and organized under the laws of, the PRC.

Fulland is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, which was formed by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”). On May 31, 2007, SAFE issued an official notice known as Hui Zong Fa [2007] No. 106 (“Circular 106”), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish an offshore company, Fulland, as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Companies.

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
June 30, 2008

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

Wuxi Huayang Electrical Equipment Co., Ltd.

Wuxi Huayang Electrical Equipment Co., Ltd. (“Electric”) a Chinese limited liability company and was formed under laws of the People’s Republic of China on May 21, 2004. Beginning in April 2007, Electric began to produce large-scaled forged rolled rings for the wind-power and other industries that are up to three meters in diameter. Commencing in 2008, the sale of rolled rings accounted for more than 85% or Electric’s revenue. As a result, we are referring to this segment of our business as the forged rolled rings and electric power equipment division. In addition to forged rolled rings, Electric continues to manufacture electric power auxiliary apparatuses (including coking equipment) and provide of related engineering services. Electric equipment products mainly include various auxiliary equipment of power stations, chemical equipment, dust removal and environmental protection equipment, and metallurgy non- standard equipment.

As a result of the transaction effected by the Exchange Agreement, the Company’s business has become the business of the Huayang Companies.

Contemporaneously with the closing under the Exchange Agreement, the Company sold its 3% convertible notes in the principal amount of $5,525,000 to an investor group. Pursuant to the securities purchase agreement relating to the issuance of the convertible notes, on March 28, 2008, the Company amended and restated its certificate of incorporation to provide for the authorization of a class of preferred stock with the directors having the right to designate one or more series of preferred stock and set the rights, preferences, privileges and limitations of each such series and set forth the rights, preferences, privileges and limitations of a series of preferred stock designated as the series A convertible preferred stock (“series A preferred stock”). The notes were, by their terms, automatically converted into 14,787,135 shares of series A preferred stock and warrants to purchase a total of 18,829,756 shares of common stock upon the filing the restated certificate of incorporation. (See Note 6 and 9).

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
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
June 30, 2008

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, accruals for taxes due, and the calculation of the value of warrants granted upon the conversion of debt to preferred stock.

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
June 30, 2008
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2008 and December 31, 2007, the Company’s bank deposits by geographic area were as follows:

	June 30, 2008		December 31, 2007
Country:
United States	$777,352	34.2%	$171,121	3.4%
China	1,497,172	65.8%	4,854,313	96.6%
Total cash and cash equivalents	$2,274,524	100.0%	$5,025,434	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2008 and December 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $841,517 and $626,218, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $78,967 and $74,192 at June 30, 2008 and December 31, 2007, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2008 and 2007.

Advances from customers

Advances from customers at June 30, 2008 and December 31, 2007 amounted to $83,226 and $77,357, respectively, and consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings, and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the six months ended June 30, 2008 and 2007, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.

Shipping costs

Shipping costs are included in selling expenses and totaled $85,340 and $0 for the six months ended June 30, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and was not material.

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2008 and 2007, research and development costs were not material.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2008 and 2007 was $184,067 and $6,182, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2008 and December 31, 2007 were translated at 6.8718 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended June 30, 2008 and 2007 were 7.07263 RMB and 7.7299 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings (loss) per share of common stock

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of Series A convertible stock (using the if-converted method) and common stock warrants. The following table presents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) available to common shareholders for basic and diluted earnings per share	$1,411,184	$706,251	$(2,722,739)	$1,288,016

Weighted average shares outstanding - basic	38,036,208	36,577,704	37,760,355	36,577,704
Effect of dilutive securities:
Unexercised warrants and preferred stock	27,676,612	-	-	-
Weighted average shares outstanding- diluted	65,712,820	36,577,704	37,760,355	36,577,704
Earnings (loss) per share - basic	$0.04	$0.02	$(0.07)	$0.04
Earnings (loss) per share - diluted	$0.02	$0.02	$(0.07)	$0.04

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In calculating earnings (loss) per common share for the six months ended June 30, 2008, the Company’s common stock equivalents were anti-dilutive and are not reflected in diluted earnings per shares, At June 30, 2007, the Company did not have any dilutive securities. The Company's common stock equivalents at June 30, 2008 include the following:

Warrants	17,756,756
Series A convertible preferred stock	14,028,189
Total	31,784,945

The warrants and series A convertible preferred stock were issued on March 28, 2008 upon conversion of the notes. The shares of series A preferred stock held in escrow pursuant to an escrow agreement (see Note 6) are not treated as outstanding at June 30, 2008 because the delivery of shares is contingent upon certain events, and any shares not delivered will be returned to the Company for cancellation.
.
Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2008 and 2007 included net income and foreign currency translation adjustments.

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
June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 2 - ACCOUNTS RECEIVABLE

At June 30, 2008 and December 31, 2007, accounts receivable consisted of the following:

	2008	2007
Accounts receivable	$4,878,577	$2,784,630
Less: allowance for doubtful accounts	(841,517)	(626,218)
	$4,037,060	$2,158,412

NOTE 3 - INVENTORIES

At June 30, 2008 and December 31, 2007, inventories consisted of the following:

	2008	2007
Raw materials	$2,104,582	$1,135,697
Work in process	565,216	454,788
Finished goods	401,503	413,503
	3,071,301	2,003,988
Less: Reserve for obsolete inventory	(78,967)	(74,192)
	$2,992,334	$1,929,796

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2008 and December 31, 2007, property and equipment consist of the following:

	Useful Life	2008	2007
Office equipment and furniture	5 Years	$89,959	$78,430
Manufacturing equipment	5 - 10 Years	3,746,274	3,516,584
Vehicles	5 Years	66,984	62,933
Construction in progress	-	2,179,177	-
Building and building improvements	20 Years	5,991,521	5,629,201
		12,073,915	9,287,148
Less: accumulated depreciation		(3,271,242)	(2,761,162)
		$8,802,673	$6,525,986

For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $322,923 and $294,281, of which $170,096 and $160,183 is included in cost of sales, respectively.

  NOTE 5 - INTANGIBLE ASSETS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are valued at a fixed amount, which is RMB 42,895,674 at June 30, 2008 and the dollar value of the land use right fluctuates based on the exchange rate. In 2008, in connection with the acquisition of land use rights from a related party (See Note 8), the Company was granted the transferred land use rights from the government and accordingly, the Company reclassified approximately $5,500,000 from deposits on long-term assets to intangible assets. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053, respectively. The Company amortizes these land use rights over the term of the respective land use right. For the six months ended June 30, 2008 and 2007, amortization expense amounted to $66,761 and $5,170, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

At June 30, 2008 and December 31, 2007, intangible assets consist of the following:

	Useful Life	2008	2007
Land Use Rights	45 - 50 years	$6,242,276	$546,341
Less: Accumulated Amortization		(115,233)	(43,707)
		$6,127,043	$502,634

Amortization expense attributable to future periods is as follows:

Period ending June 30:
2009	$133,523
2010	133,523
2011	133,523
2012	133,523
Thereafter	5,592,951
$6,127,043

NOTE 6 - STOCKHOLDERS’ EQUITY

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

On June 12, 2008, the Company issued 758,946 shares of its common stock upon the conversion of 758,946 shares of Series A preferred stock.

During the three months ended June 30, 2008, the Company issued 1,150,000 shares of its common stock pursuant to an exercise of warrants for proceeds of $667,000.

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
June 30, 2008

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

•	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of he series A preferred stock have a liquidated preference of $.374 per share.

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

•
The holders may not convert the series A preferred stock to the extent that such conversion would result in the holder and its affiliates beneficially owning more than 4.9% of the Company’s common stock. This provision may not be waived or amended.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

(d) Securities Purchase Agreement

Pursuant to the purchase agreement, in addition to the issuance of the convertible notes:

•
The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors within 90 days after the closing, which was February 11, 2008. Failure to meet this date will result in liquidated damages commencing February 12, 2008, until the date on which the requirement is satisfied. Thereafter, if the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason which is not an excused reason, this would result in the imposition of liquidated damages. The investors have agreed to waive any liquidated damages related to the initial appointment of independent directors and the establishment of the committees which occurred in March 2008.

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

The Company filed its registration on February 14, 2008 and has not been declared effective as of the date of this report. However, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has determined that it is unlikely that circumstances allowing for the aforementioned liquidated damages would arise, and therefore no contingent liability has been recorded and believes that the registration statement will be declared effective by June 11, 2008.

•	The Investors have a right of first refusal on future financings.

•
Until the earlier of November 13, 2011 or such time as the Investors shall have sold all of the underlying shares of common stock, the Company is restricted from issuing convertible debt or preferred stock.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

•
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

•
The target number for 2008 is $0.13131 per share. The per share numbers are based on all shares that are outstanding or are issuable upon exercise or conversion of all warrants or options, regardless of whether such shares would be used in computing diluted earnings per share under GAAP.

•
If the Company does not file its Form 10-K for 2008 within 30 days after the filing is required, after giving effect to any extension permitted by Rule 12b-25 under the Securities Exchange Act of 1934, any shares remaining in escrow shall be delivered to the Investors.

•
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

•
In connection with the Securities Purchase Agreement, $30,000 was deducted from the gross proceeds and was paid to an investor as reimbursement for due diligence expenses, which was deferred as a debt discount and was amortized over the life of the convertible notes. Other fees incurred in connection with the debt issuance include $25,000 of legal fees, which were treated as a deferred debt issue costs and are being amortized to debt issue cost expense over the life of the notes. The unamortized portion of this debt discount on March 28, 2008, the date on which the convertible notes were automatically converted, was recognized at that time.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

(e)  Warrants

The warrants issued upon conversion of the notes have a term of five years from the date of the notes, and expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to November 13, 2008 in the case of the $0.58 warrants, and prior to May 13, 2009 in the case of the $0.83 warrants and $0.92 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 90% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis as described above, is less than $0.13131 per share for 2008. The warrants also had a target for 2007, which was met, and there was no adjustment in the exercise price for 2007.

Warrant activities for the six months ended June 30, 2008 are summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2007	400,000	$0.50
Granted	18,829,756	0.65
Exercised	(1,473,000)	0.58
Cancelled	-	-
Outstanding at June 30, 2008	17,756,756	$0.70

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.50	400,000	4.37	$0.50	400,000	$0.50
0.58	9,703,504	4.37	0.58	9,703,504	0.58
0.83	5,588,252	4.37	0.83	5,588,252	0.83
0.92	2,065,000	4.37	0.92	2,065,000	0.92
	17,756,756		$0.70	17,756,756	$0.70

(f)  Beneficial Conversion Feature; Deemed Dividend

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible notes have a beneficial conversion option Pursuant to EITF 00-27, Issue 15, the Company computed the intrinsic value of the conversion option at $2,610,938 based on a comparison of (a) the proceeds of the convertible debt allocated to the common stock portion of the conversion option by first allocating the proceeds received from the convertible debt offering to the debt and the detachable warrants on a relative fair value basis, and (b) the fair value at the commitment date of the common stock to be received by the Company upon conversion. The excess of (b) over (a) is the intrinsic value of the embedded conversion option of $2,610,938 that has been recognized by the Company as discount to the notes were amortized using the straight-line method over the shorter (1) the term of Notes, (2) the conversion of the notes to common stock, or (3) upon filing by the Company of certificate of designation and immediate conversion of the notes to the series A preferred stock and warrants.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge at March 28, 2008. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the six months ended June 30, 2008. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and a reduction to retained earnings.

During the six months ended June 30, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible debt to the series A preferred stock. At December 31, 2007, deferred debt costs of $21,429 were included in prepaid expenses and other on the consolidated balance sheets. The amortization of debt discounts for the six months ended June 30, 2008 was $2,263,661, which has been included in interest expense on the accompanying statement of operations and included any remaining balance of the debt discount that was expense upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

In November 2007, the Company evaluated whether or not the convertible notes contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible notes had a fixed conversion rate of $0.374, the convertible notes were not derivative instruments. The Company analyzed this provision under EITF 05-04 and, although the debt is unconventional, the reset provision is deemed within the Company’s control and therefore it qualified as equity under EITF 00-19

The convertible notes liability is as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Convertible notes payable	$-	$5,525,000
Less: unamortized discount on notes	-	(2,263,661)
Convertible notes, net	$-	$3,261,339

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 7 - LOANS PAYABLE

At June 30, 2008 and December 31, 2007, loans payable consisted of the following:

	2008	2007
Loan payable to Transportation Bank of China, due on July 31, 2008 with annual interest of 7.23% secured by assets of the Company.	$291,045	$273,444

Loan payable to Transportation Bank of China, due on June 10, 2008 with annual interest of 7.23% secured by assets of the Company.	-	410,167

Loan payable to Transportation Bank of China, due on December 10, 2008 with annual interest of 7.78% secured by assets of the Company.	436,567	-

Loan payable to Industrial and Commercial Bank of China due on August 1, 2008 with annual interest of 7.56% secured by assets of the Company.	145,522	-

Loan payable to Industrial and Commercial Bank of China, due on July 31, 2008 with annual interest of 7.56% secured by assets of the Company.	145,522	136,722

Total Current Loans Payable	$1,018,656	$820,333

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies partially owned by the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. Through monthly payments, the affiliated companies intend to repay these advances.

At June 30, 2008 and December 31, 2007, due from related parties was due from the following:

Name	Relationship	June 30, 2008	December 31, 2007
Wuxi Huayang Yingran Machinery Co. Ltd.	5% cost method investee which was sold in March 2008	$-	$139,524
Wuxi Huayang Boiler Company Ltd. (“Boiler”)	(a)	47,581	-
		$47,581	$139,524

(a)
In May 2007, the Company sold its 33% interest in Boiler to an individual related to the Company’s chief executive officer for 500,000 RMB or approximately $65,000. The remaining 67% of Boiler is owned by the spouse and son of the Company’s chief executive officer. The amount outstanding at June 30, 2008 reflects the unpaid receivable from the sale. No amount is shown at December 31, 2007, since Boiler’s obligation to the Company was offset by the Company’s obligation to Boiler.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

Due to related parties

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. At June 30, 2008 and December 31, 2007, the Company did not have any payable to the chief executive officer and his spouse. These advances were short-term in nature and non-interest bearing.

Boiler, from time to time, provided advances to the Company for working capital purposes. At June 30, 2008 and December 31, 2007, the Company had a payable to Boiler of $0 and $98,541, respectively. These advances were short-term in nature and non-interest bearing.

Deposits on long-term assets -related party and other

In July 2007, the Company agreed to acquire long-term assets from Boiler for an aggregate price of 89,282,500 RMB or approximately $12,207,000. This original purchase price was reduced by 9,196,341RMB or approximately $1,257,000 which represents 33% of the appreciation in the long-term assets atrtributable to Boiler prior to the Company’s sales of its interest in Boiler.The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. As of June 30, 2008 and December 31, 2007, payments totaling 80,086,159 RMB and 79,458,230 RMB or approxmately $11,654,000 and $10,864,000, respectively, had been made to Boiler, adjusted by the foreign exchange rate. In 2008, in connection with the acquisition of land use rights from a related party, the Company was granted the transferred land use rights from the government and accordingly, the Company reclassified approximately $5,500,000 from deposits on long-term assets to intangible assets (See Note 5). As of June 30, 2008, the Company has not received title to the facilities and the property has not been placed in service. The Company has initiated the transfer of the title to the facilities and the transfer is expected to be completed in the third quarter of 2008 at which time the deposit on long-term assets will be reclassified to property and equipment.

Additionally, during the six months ended June 30, 2008, the Company made of cash deposit of $2,725,487 for factory equipment for the new factory, having a total cost of approximately $6,368,000. As of June 30, 2008, the Company had not received the equipment and this deposit is included in Deposits on Long-term Assets. At June 30, 2008 and December 31, 2007, deposits on long-term assets are as follows:

	2008	2007
Factory building and related leasehold improvements - related party	$5,993,550	$10,863,706
Deposit of factory equipment	2,725,487	-
	$8,719,037	$10,863,706

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 9 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the three and six months ended June 30, 2008 and 2007, the Company operated in two reportable business segments - (1) the manufacture of dyeing & finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three and six months ended June 30, 2008 and 2007 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Dyeing & finishing equipment	$6,514,153	$4,320,676	$11,167,291	$8,199,433
Forged rolled rings and electric power equipment	4,668,797	139,296	8,462,733	389,749
	11,182,950	4,459,972	19,630,024	8,589,182
Depreciation and amortization:
Dyeing & finishing equipment	103,724	93,089	204,346	185,813
Forged rolled rings and electric power equipment	124,114	57,501	185,338	113,638
	227,838	150,590	389,684	299,451
Interest expense:
Dyeing & finishing equipment	-	-	-	-
Forged rolled rings and electric power equipment	18,753	13,366	35,505	21,414
Other (a)	-	-	2,242,942	-
	18,753	13,366	2,278,447	21,414
Net income (loss):
Dyeing & finishing equipment	1,086,989	781,302	1,791,375	1,329,334
Forged rolled rings and electric power equipment	488,913	(75,051)	1,129,862	(41,318)
Other (a)	(164,718)	-	(2,759,914)	-
	1,411,184	706,251	161,323	1,288,016
Identifiable assets at June 30, 2008 and December 31, 2007:
Dyeing & finishing equipment	$20,792,961	$17,914,593
Forged rolled rings and electric power equipment	11,782,125	7,455,095
Other (a)	881,924	3,126,745
	$33,457,010	$28,496,433

(a)
The Company does not allocate and general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level. Additionally, other identifiable assets represents assets located in the United States and are not allocated to reportable segments

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 10 - OPERATING RISK

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

NOTE 11 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2006, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing. For the six months ended June 30, 2008, statutory reserve activity is as follows:

	Dyeing	Electric	Total
Balance - December 31, 2007	72,407	$233,065	$305,472
Additional to statutory reserves	-	115,888	115,888
Balance - June 30, 2008	$72,407	$348,953	$421,360

NOTE 12 - SUBSEQUENT EVENTS

From July 1, 2008 to August 8, 2008, the Company issued 828,377 shares of its common stock pursuant to an exercise of warrants for proceeds of $676,328.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the six months ended June 30, 2008 and notes thereto contained in this quarterly report on Form 10-Q.

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

Fulland conducts its business operations through its wholly-owned subsidiary, Green Power, in PRC as a wholly-owned foreign limited liability company. Green Power, through the Huayang Companies, is engaged in the design, manufacture and sale of a variety of high and low temperature dyeing and finishing machinery, the manufacture of high precision forged rolled rings for the wind power industry and other industries and the design, manufacture and sale of electric power auxiliary apparatuses (including coking equipment), sewage-treatment equipment and related parts or fittings. Green Power operates and controls the Huayang Companies through contractual arrangements. Fulland used the contractual arrangements to acquire control of the Huayang Companies, instead of acquiring the business of Huayang Companies in order not to violate the laws of the PRC that significantly restrict a PRC company from selling its assets to a foreign entity other than for cash and otherwise impose restriction on foreign investment in PRC companies.

The acquisition of Fulland was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Fulland held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result of the share exchange, Fulland was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Fulland (including the Huayang Companies) for all periods prior to our acquisition of Fulland on November 13, 2007, and the financial statements of the consolidated companies from the acquisition date forward. Since Fulland did not have any separate operations prior to November 13, 2007, the financial statements of Fulland reflect the operations of the Huayang Companies.

Our revenues are derived from two unrelated businesses - (1) the manufacture of dyeing & finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). We market products from these two segments with independent marketing groups to different customer bases.

Dyeing and finishing equipment segment

The dyeing and finishing equipment business has been the principal source of our revenue and operating income, accounting for 56.9% of revenue for the six months ended June 30, 2008 and 81.1% of revenues for the year ended December 31, 2007. Substantially all of our sales of these products are made to companies in the PRC. As a result, we are dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, as the textile industry seeks to lower costs by purchasing equipment that uses the most technological developments to improve productivity, reduce costs and have less adverse environmental impact, if we are not able to offer products utilizing the most current technology, our ability to market our products will suffer. Although we seek to work with our customers in designing equipment to meet their anticipated needs, we cannot assure you that we will be able to develop products and enhancements that are required or desired by the industry.

Forged rolled rings and electric power equipment segment

In our forged rolled rings and electrical power equipment segment, we manufacture high precision forged rolled rings for the wind power industry and other industries. Additionally, we also manufacture specialty equipment used in the production of coal generated electricity. Revenue from our forged rolled rings and electrical power equipment segment accounted for 41.7% of revenue for the three months ended June 30, 2008, 43.1% of revenues for the six months ended June 30, 2008, and 18.9% of revenues for the year ended December 31, 2007 and is summaries as follows:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
Forged rolled rings - wind power industry	$1,669,459	$2,630,749	$458,988
Forged rolled rings - other industries	2,412,286	4,655,262	1,443,930
Electrical equipment	587,052	1,176,722	2,722,432

Total forged rolled rings and electric equipment segment revenues	$4,668,797	$8,462,733	$4,625,350

During 2007, we began to generate revenue from the forging of rolled rings for the wind power and other industries. These activities accounted for 36.5% of net revenues for the three months ended June 30, 2008, 37.1% for the six months ended June 30, 2008 and 7.8% for the year ended December 31, 2007. We expect that rolled rings will become a more significant percentage of total revenues in the future, and, in this connection we are expanding our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry.

We acquired from an affiliated company for a net price of approximately $10,950,000, an approximately 100,000 square foot factory which was substantially completed in 2005 together with the related land use rights, employee housing facilities and other leasehold improvements. As of June 30, 2008, the purchase price was fully paid. Furthermore, through June 30, 2008, we have incurred additional costs of approximately $2.2 million for leasehold improvements to upgrade this facility for the eventual manufacture of larger roll rings and other componenets with a focus on the wind power industry. Although we have received the land use rights, as of the date of this report, we have not received title to the factory facilities and the property has not been placed in service. We intend to use this new facility to manufacture forged rolled rings and other components for use in the wind power and other industries. To date, most of our rolled ring sales have been for non-wind applications.  As we expand our facilities to accommodate the manufacture of rolled rings with larger diameters, we plan to develop products for which the wind industry is a more important target market. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

In addition to manufacturing forged roll rings, we market electrical power equipment to operators of coal-fired electricity generation plants. Our ability to market these products is dependent upon the continued growth of coal-generated power plants and our ability to offer products that enable the operators of the power plants to produce electricity through a cleaner process than would otherwise be available at a reasonable cost. To the extent that government regulations are adopted that require the power plants to reduce or eliminate polluting discharges from power plants, our equipment would need to be redesigned to meet such requirements.

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

Intangible assets

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted with a term of 50 years. Any transfer of the land use right requires government approval. We have recorded as an intangible asset the costs paid to acquire a land use right. The land use rights are amortized on the straight-line method over the land use right terms ranging from 45 to 50 years.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize revenue from the sale of dyeing and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a close to the date of delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and six months ended June 30, 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forging of parts, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through June 30, 2008 has not been significant and is included in selling, general and administrative expenses.

Income taxes

We are governed by the Income Tax Law of the PRC. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS 160 will have on our financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Net Revenues	11,182,950	100.0	4,459,972	100.0	19,630,024	100.0	8,589,182	100.0
Cost of Revenues	8,419,505	75.3	3,135,450	70.3	14,692,331	74.8	6,197,569	72.2
Gross Profit	2,763,445	24.7	1,324,522	29.7	4,937,693	25.2	2,391,613	27.8
Operating Expenses	730,988	6.5	303,415	6.8	1,425,576	7.3	482,210	5.6
Income from Operations	2,032,457	18.1	1,021,107	22.9	3,512,117	17.9	1,909,403	22.2
Other Income (Expenses)	(14,742)	(0.1)	(13,186)	(0.3)	(2,290,232)	(11.7)	(21,133)	(0.2)
Income Before Provision for Income Taxes	2,017,715	18.0	1,007,921	22.6	1,221,885	6.2	1,888,270	22.0
Provision for Income Taxes	606,531	5.4	301,670	6.8	1,060,562	5.4	600,254	7.0
Net Income	1,411,184	12.6	706,251	15.8	161,323	0.8	1,288,016	15.0
Other Comprehensive Income:
Foreign Currency Translation Adjustment	605,039	5.4	141,135	3.2	1,612,284	8.2	224,296	2.6
Comprehensive Income	2,016,223	18.0	847,386	19.0	1,773,607	9.0	1,512,312	17.6

The following table sets forth information as to the gross margin for our two lines of business for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Dyeing and finishing equipment:
Revenue	6,514,153	4,320,676	11,167,291	8,199,433
Cost of sales	4,827,184	2,961,949	8,266,411	5,839,873
Gross profit	1,686,969	1,358,727	2,900,880	2,359,560
Gross margin	25.9%	31.45%	26.0%	28.8%
Forged rolled rings and electric power equipment
Revenue	4,668,797	139,296	8,462,733	389,749
Cost of sales	3,592,321	173,501	6,425,920	357,696
Gross profit	1,076,476	(34,205)	2,036,813	32,053
Gross margin	23.1%	(24.56)%	24.1%	8.2%

Six Months Ended June 30, 2008 and 2007

Revenues. For the six months ended June 30, 2008, we had revenues of $19,630,024, as compared to revenues of $8,589,182 for the six months ended June 30, 2007, an increase of $11,040,842 or approximately 128.5%. The increase in total revenue was attributable to increases from both of our segments and is summarized as follows:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Increase	Percentage Change
Dyeing and finishing equipment	$11,167,291	$8,199,433	$2,967,858	36.2%
Forged rolled rings - wind power industry	2,630,749	8,625	2,622,124	*
Forged rolled rings - other industries	4,655,262	25,863	4,629,399	*
Electrical equipment	1,176,722	355,261	821,461	231.2%
Total net revenues	$19,630,024	$8,589,182	$11,040,842	128.5%

* Because the sales for the six months ended June 30, 2007 was minimal, the percentage increase is not meaningful.

Our revenue increases were attributable to:

•	The increase in revenues from the sale of dyeing and finishing equipment was attributable to continued strong sales of our equipment to the textile industry.

•
We have experienced an increase in revenues from the sale of forged rings to the other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry. This source of revenue was nominal for the six months ended June 30, 2007.

•
Revenue from the sale of forged rings to the wind power industry, which was nominal in the six months ended June 30, 2007 increased to $2.6 million and is attributable to the demand for our forged rolled rings that will be used in the production of wind turbine components such as gear boxes and yaw bearings. The wind power industry is experiencing such tremendous growth that the industry is facing a serious shortage of various components, principally gearboxes and bearings.

•
The increase in revenues from the sale of standard and custom auxiliary equipment for use in the power industry in China is attributable to the continued sale of additional pieces of equipment to the power industry.

Cost of sales. Cost of sales for the six months ended June 30, 2008 increased $8,494,762 or 137.1%, from $6,197,569 for the six months ended June 30, 2007 to $14.692.331 for the six months ended June 30, 2008. Cost of goods sold for Dyeing was $8,266,411 for the six months ended June 30, 2008, as compared to $5,839,873 for the six months ended June 30, 2007. Cost of sales related to electric power generating equipment and the manufacture of forged rolled rings and other components was $6,425,920 for the six months ended June 30, 2008 as compared to $357,696 for the six months ended June 30, 2007.

Gross margin. Our gross profit was $4,937,693 for the six months ended June 30, 2008 as compared to $2,391,613 for the six months ended June 30, 2007, representing gross margins of 25.2% and 27.8%, respectively. Gross profit for Dyeing was $2,900,880 for the six months ended June 30, 2008 as compared to $2,359,560 for the six months ended June 30, 2007, representing gross margins of approximately 26.0% and 28.8%, respectively. The modest decrease in our gross margin was attributable to an increase in raw material costs such as steel and other metals which could not be passed on to our customers during that period. Gross profits from forged rolled rings and electric power equipment segment were $2,036,813 for the six months ended June 30, 2008 as compared to $32,053 for the six months ended June 30, 2007, representing gross margins of approximately 24.1% and 8.2%, respectively. The gross margins for the six months ended June 30, 2007 for this segment is not meaningful, since sale of the forged rolled rings were nominal and we were in the start up phase for all aspects of this segment.

Depreciation and amortization expense. For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $389,684 and $299,451, of which $170,096 and $160,183 is included in cost of sales and $219,588 and $139,268 is included in operating expenses, respectively. The overall increase in depreciation and amortization is attributable to an increase in equipment as well as amortization of recently acquired land use rights.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,205,988 for the six months ended June 30, 2008, as compared to $342,942 for the six months ended June 30, 2007, an increase of $863,046 or approximately 251.7%. Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Professional fees	$380,520	$-
Payroll and related benefits	222,521	22,629
Travel	102,196	83,968
Bad debt expense	170,024	133,693
Other	330,727	102,652
	$1,205,988	$342,942

•
Since the share exchange in November 2007, we have incurred professional fees, principally as a result of our status as a public company. For the six months ended June 30, 2008, professional fees amounted to $380,520 as compared to $0 in the 2007 period. Included in professional fees are legal fees of $132,739, audit fees of $95,520, investor relation fees of $74,107, and other professional fees.

•
Payroll and related benefits increased for the six months ended June 30, 2008 by $199,892, or 883.3%, as compared to the six months ended June 30, 2007. In November 2007, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company. Additionally, the increase in payroll and related benefits reflected stock based compensation of $75,000 resulting from the issuance of common stock to two independent directors.

•
Travel expense for the six months ended June 30, 2008 increased by $18,228, or 21.7%, as compared to the six months ended June 30, 2007. The increase is related to increased travel by sales personnel and engineers.

•	Bad debts expenses increased by $36,331 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 based on our analysis of accounts receivable balances.

•	Other selling, general and administrative expenses increased by $228,075 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to increased operations.

Income from operations. For the six months ended June 30, 2008, income from operations was $3,512,117 as compared to $1,909,403 for the six months ended June 30, 2007, an increase of $1,602,714 or 83.9%.

Other income (expenses). For the six months ended June 30, 2008, other expense amounted to $2,290,232 as compared to other expenses of $21,133 for the six months ended June 30, 2007. For the six months ended June 30, 2007, other expenses consisted of interest expense of $21,414 offset by interest income of $281. For the six months ended June 30, 2008, other expenses included i) interest expense of $2,278,447 consisting of non-cash interest expense of $2,263,661from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement offset by the reversal of accrued interest of $20,719 and ii) amortization of debt issuance costs of $21,429 and iii) interest income of $9,644.

Income tax expense. Income tax expense increased $460,308 or approximately 76.7% during the six months ended June 30, 2008 primarily as a result of the increase in taxable income generated by our operating entities.

Net income (loss). For the six months ended June 30, 2008, we recorded net income of $161,323 as compared to net income of $1,288,016 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we recorded a deemed beneficial dividend related to the fair value of warrants granted in March 2008, which reduced the net income available to common stockholders. Accordingly, for the six months ended June 30, 2008, we generated a net loss available to common stockholders of $2,722,739 or $(0.07) per share (basic and diluted) as compared to net income per common share of $0.04 (basic and diluted) for the six months June 30, 2007.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,612,284 for the six months ended June 30, 2008 as compared to $224,296 for comparable period in 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income (loss). For the six months ended June 30, 2008, comprehensive income of $1,773,607 is derived from the sum of our net income of $161,323 plus foreign currency translation gains of $1,612,284.

Three Months Ended June 30, 2008 and 2007

Revenues. For the three months ended June 30, 2008, we had revenues of $11,182,950, as compared to revenues of $4,459,972 for the three months ended June 30, 2007, an increase of $6,722,978 or approximately 150.7%. The increase in total revenue was attributable to increases from both of our segments and is summarized as follows:

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	Increase	Percentage Change
Dyeing and finishing equipment	$6,514,153	$4,320,676	$2,193,477	50.8%
Forged rolled rings - wind power industry	1,669,459	8,625	1,660,834	*
Forged rolled rings - other industries	2,412,286	25,863	2,386,423	*
Electrical equipment	587,052	104,808	482,244	460.1%
Total net revenues	$11,182,950	$4,459,972	$6,722,978	150.7%

*	Because the sales for the six months ended June 30, 2007 was minimal, the percentage increase is not meaningful.

•
Increases in revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 are attributable to similar explanations provided in our discussion of results of operations for the six month period.

Cost of sales. Cost of sales for the three months ended June 30, 2008 increased $5,284,055 or 168.5%, from $3,135,450 for the three months ended June 30, 2007 to $8,419,505 for the three months ended June 30, 2008. Cost of goods sold for Dyeing was $4,827,184 for the three months ended June 30, 2008, as compared to $2,961,949 for the three months ended June 30, 2007. Cost of sales related to electric power generating equipment and the manufacture of forged rolled rings and other components was $3,592,321 for the three months ended June 30, 2008 as compared to $173,501 for the three months ended June 30, 2007.

Gross margin. Our gross profit was $2,763,445 for the three months ended June 30, 2008 as compared to $1,324,522 for the three months ended June 30, 2007, representing gross margins of 24.7% and 29.7%, respectively. Gross profit for Dyeing was $1,686,969 for the three months ended June 30, 2008 as compared to $1,358,727 for the three months ended June 30, 2007, representing gross margins of approximately 25.9% and 31.45%, respectively. The decrease in our gross margin was attributable to an increase in raw material costs such as steel and other metals which could not be passed on to our customers during that period. Gross profit related to the forged rolled rings and electric power equipment was $1,076,476 for the three months ended June 30, 2008 representing a gross margin of 23.1%. We had negative gross margins for the three months ended June 30, 2007, since sales of the forged rolled rings were nominal and we were in a start up phase for all aspects of this segment.

Depreciation and amortization expense. Depreciation and amortization amounted to $227,838 for the three months ended June 30, 2008 and $150,590 for the three months ended June 30, 2007, of which $86,270 and $83,126 is included in cost of sales and $141,568 and $67,464 is included in operating expenses, respectively. The overall increase in depreciation and amortization is attributable to an increase in equipment as well as amortization of recently acquired land use rights.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $589,420 for the three months ended June 30, 2008, as compared to $235,951 for the three months ended June 30, 2007, an increase of $353,469 or approximately 149.8%. Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Professional fees	$138,815	$-
Payroll and related benefits	102,705	17,254
Travel	19,804	45,219
Bad debt	170,024	133,693
Other	158,072	39,785
	$589,420	$235,951

•
Since the share exchange in November 2007, we have incurred professional fees, principally as a result of our status as a public company. For the three months ended June 30, 2008, professional fees amounted to $138,815 as compared to $0 in the 2007 period.

•
Payroll and related benefits increased for the three months ended June 30, 2008 by $85,451, or 495.3%, as compared to the three months ended June 30, 2007. In November 2007, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company. Additionally, the increase in payroll and related benefits reflected stock based compensation of $30,000 resulting from the issuance of common stock to an independent director,

•	Travel expense in 2008 decreased by $25,415, or 56.2%, as compared to the three months ended June 30, 2007.

•	Bad debts expenses increased by $36,331 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 based on our analysis of accounts receivable balances.

•	Other selling, general and administrative expenses increased by $118,287 for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.

Income from operations. For the three months ended June 30, 2008, income from operations was $2,032,457 as compared to $1,021,107 for the three months ended June 30, 2007, an increase of $1,011,350 or 99.0%.

Other income (expenses). For the three months ended June 30, 2008, other expense amounted to $14,742 as compared to other expenses of $13,186 for the three months ended June 30, 2007. For the three months ended June 30, 2007, other expenses consisted of interest expense of $13,366 offset by interest income of $180. For the three months ended June 30, 2008, other expenses reflected interest expense of $18,753 offset by interest income of $4,011.

Income tax expense. Income tax expense increased $304,861 or approximately 101.1% during the three months ended June 30, 2008 primarily as a result of the increase in taxable income generated by our operating entities.

Net income. For the three months ended June 30, 2008, we recorded net income of $1,411,184, or $0.04 per share (basic) and $0.02 per share (diluted) as compared to net income of $706,251, or $0.02 per share (basic and diluted) for the three months ended June 30, 2007.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $605,039 for the three months ended June 30, 2008 as compared to $141,135 for comparable period in 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended June 30, 2008, comprehensive income of $2,016,223 is derived from the sum of our net income of $141,184 plus foreign currency translation gains of $605,039.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2008 and December 31, 2007, we had cash balances of $2,274,524 and $5,025,434, respectively. These funds are located in financial institutions located as follows:

	June 30, 2008		December 31, 2007
Country:
United States	$777,352	34.2%	$171,121	3.4%
China	1,497,172	65.8%	4,854,313	96.6%
Total cash and cash equivalents	$2,274,524	100.0%	$5,025,434	100.0%

Our working capital position increased $2,597,644 to $5,782,919 at June 30, 2008 from working capital of $3,185,275 at December 31, 2007. This increase in working capital is primarily attributable to the conversion of convertible debt of $3,261,339 into shares of our series A preferred stock and warrants, a net increase in accounts receivable of $1,878,648 and an increase in inventory of $1,062,538 offset by a decrease in cash $2,750,910.

Net cash flow provided by operating activities was $901,517 for the six months ended June 30, 2008 as compared to net cash flow provided by in operating activities was $2,947,990 for the six months ended June 30 2007, a decrease of $2,046,473. Net cash flow provided by operating activities for the six months ended June 30, 2008 was mainly due to net income of $161,323, the add-back of non-cash items of depreciation and amortization of $389,684, the amortization of debt discount of $2,263,661, the amortization of deferred debt costs of $21,429, the increase in our allowance for bad debt of $170,024, and the add-back of stock-based compensation of $75,000, the decrease in prepaid and other assets of $235,398 and advances to suppliers of $647,106 offset by an increase in accounts receivable of $1,860,346, inventories of $911,684, the payment of accounts payable of $137,507 and the payment of VAT and service taxes of $230,670. Net cash flow provided by operating activities for the six months ended June 30, 2007 was mainly due to our net income of $1,288,016, a decrease in inventories of $580,971, and increase in accounts payable of $781,112, an increase in VAT and services taxes payable of $461,352, an increase in income taxes payable of $603,112, and increase in advanced from customers of $1,231,834, and the add-back of non-cash items of depreciation and amortization of $299,451 offset by an increase in accounts receivable of $1,706,864 and increases in advances to suppliers of $860,923.

Net cash flow used in investing activities was $4,730,320 for the six months ended June 30, 2008 and compared to net cash used in investing activities of $3,530,879 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we received cash from the repayment of amounts due from related parties of $98,058 and from the sale of our cost-method investee of $35,348 offset by the purchase of property and equipment of $2,126,847 and the payment of deposits on factory equipment of $2,736,879. For the six months ended June 30, 2007, we used cash for advances for amounts due from related parties of $3,523,139 and for the purchase of property and equipment of $7,740. The deposits of $2,725,487 for factory equipment related to the new factory, having a total cost of approximately $6,368,000. The balance is due on delivery.

Net cash flow provided by financing activities was $893,825 for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $258,736 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we received proceeds from short-term bank loans of $141,390, and proceeds from the exercise of warrants of $854,340 offset by the repayment of related party advances of $101,905. For the six months ended June 30, 2007, we received proceeds from short-term bank loans of $258,736.

In July 2007, in connection with the expansion of our forged rolled ring and electrical power equipment segment to develop and market forged rolled rings and related equipment to the wind power industry, we acquired a factory, together with the related land use rights, employee housing facilities and other leasehold improvements from a related party for a net price of approximately $10,950,000. As of June 30, 2008, the amount was paid in full. We also incurred costs of $2.2 million in making structural improvements that are necessary for our planned expansion of our rolled ring business to enable us to manufacture larger rolled rings and other components

On November 13, 2007, we raised gross proceeds of $5,525,000 from the sale of our 3% notes in the principal amount of $5,525,000. On March 28, 2008, the notes were automatically converted into an aggregate of 14,787,135 shares of series A preferred stock and warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares of common stock at $0.92 per share upon the filing of the restated certificate of incorporation and a statement of designations setting forth the rights of the holders of the series A convertible preferred stock.

The purchase agreement pursuant to which we issued the notes includes the following provisions.

•
We agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors within 90 days after the closing, which was February 11, 2008. Failure to meet this date will result in liquidated damages commencing February 12, 2008, until the date on which the requirement is satisfied. Thereafter, if we do not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason that is not an excused reason, this would result in the imposition of liquidated damages. The investors have agreed to waive through June 30, 2008 any liquidated damages related to the appointment of independent directors and the establishment of the committees. In March 2008, we elected independent directors and have the required committees.

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

•
We and the investors entered into a registration rights agreement pursuant to which we agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008. Our failure to have the registration statement declared effective by June 11, 2008 and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of Series A preferred stock at the rate of 4,860 shares of Series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,770,000 shares. The number of shares issuable per day is subject to adjustment if we cannot register all of the required shares as a result of the SEC’s interpretation of Rule 415. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. We filed a registration on February 14, 2008 and the registration statement was declared effective on June 13, 2008. We did not incur any liquidated damages under the registration rights agreement.

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

•
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

•
The target number for 2008 is $0.13131 per share. The per share numbers are based on all shares that are outstanding or are issuable upon exercise or conversion of all warrants or options, regardless of whether such shares would be used in computing diluted earnings per share under GAAP. Based on the formula in the agreement, there is no adjustment for 2007.

•
If we do not file our Form 10-K for 2008 within 30 days after the filing is required, after giving effect to any extension permitted by Rule 12b-25 under the Securities Exchange Act of 1934, any shares remaining in escrow shall be delivered to the Investors.

•
The remaining 10,000,000 shares of Series A preferred stock are to be delivered to the Investors in the event that, based on our audited financial statements for 2007 or 2008 we or certain affiliated companies owes any taxes to the PRC government or any authority or taxing agency of the PRC for any period ended on or prior to September 30, 2007. For each $1.00 of such tax liability, four shares of Series A preferred stock are to be delivered to the Investors. At December 31, 2007, we did not have any tax liabilities covered by this covenant, as a result of which there was no delivery from escrow with respect to 2007.

•
With certain exceptions, until the investors have sold all of the underlying shares of common stock, if we sell common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the Series A preferred stock and the exercise price of the warrants is reduced to the lower price.

The warrants have a term of five years, and expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to November 13, 2008 in the case of the $0.58 warrants, and prior to May 13, 2009 in the case of the $0.83 warrants and $0.92 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$1,018,656	$1,018,656	$-	$-	$-
Equipment purchases	3,643,000	3,643,000
Total Contractual Obligations:	$4,661,656	$4,661,656	$-	$-	$-

(1)	Bank indebtedness include short term bank loans and notes payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce and sell almost all our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the six months ended June 30, 2008, we has unrealized foreign currency translation gain of $1,617,253, because of the change in the exchange rate.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

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

Although we were a black check shell company prior to November 13, 2007 with reporting obligations, our present business did not become subject to the reporting requirements of the Exchange Act until November 13, 2007.  We began preparing to be in compliance with the internal control obligations, for our fiscal year ending December 31, 2007. During most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  We addressed this condition by hiring of our chief financial officer who is familiar with U.S. GAAP and, under his supervision, we are implanting the related internal control procedures required of U.S. public companies, including providing training and assistance of our accounting staff in U.S. GAAP matters.  We also have elected independent directors and have established an audit committee which meets with management and our independent auditors. Management has determined that our internal audit function is also deficient due to insufficient qualified resources to perform internal audit functions, and we are seeking to address this deficiency.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps have significantly remediated the deficiencies previously reported, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and we are addressing the significant weaknesses in internal controls over financial reporting. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of June 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2008, we issued 15,000 of our common stock to a director in connection with his election as a director. The shares were valued at fair value on date of grant at $2.00 per share. Accordingly, we recorded stock-based compensation of $30,000.

The above recipient is a sophisticated investor who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

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

CHINA WIND SYSTEMS, INC.

Date: August 14, 2008	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: August 14, 2008	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer