Form 10-Q
period 2008-09-30
China Wind Systems, Inc
filed 2008-11-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 44,679,496 shares of common stock are issued and outstanding as of November 10, 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2008

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	41
Item 4	Controls and Procedures.	42

PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43
Item 6.	Exhibits.	43

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$744,885	$5,025,434
Accounts receivable, net of allowance for doubtful accounts	3,942,594	2,158,412
Inventories, net of reserve for obsolete inventory	2,185,721	1,929,796
Advances to suppliers	259,190	938,331
Prepaid expenses and other	78,847	378,429

Total Current Assets	7,211,237	10,430,402

PROPERTY AND EQUIPMENT - Net	18,343,726	6,525,986

OTHER ASSETS:
Deposit on long-term assets - related party	5,603,128	10,863,706
Land use rights, net	3,827,481	502,634
Investment in cost method investee	-	34,181
Due from related parties	-	139,524

Total Assets	$34,985,572	$28,496,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,021,138	$820,333
Convertible debt, net of discount on debt	-	3,261,339
Accounts payable	3,202,606	1,845,769
Accrued expenses	190,882	198,542
VAT and service taxes payable	65,831	434,839
Advances from customers	65,850	77,357
Due to related party	-	98,541
Income taxes payable	591,745	508,407

Total Current Liabilities	5,138,052	7,245,127

STOCKHOLDERS' EQUITY:
Series A convertible preferred ($0.001 par value; 60,000,000 shares authorized; 14,028,189 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	14,028	-
Common stock ($0.001 par value; 150,000,000 shares authorized; 40,976,062 and 37,384,295 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	40,976	37,385
Additional paid-in capital	13,966,914	3,488,896
Retained earnings	12,274,138	16,074,270
Statutory reserve	526,628	305,472
Other comprehensive gain - cumulative foreign currency translation adjustment	3,024,836	1,345,283

Total Stockholders' Equity	29,847,520	21,251,306

Total Liabilities and Stockholders' Equity	$34,985,572	$28,496,433

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET REVENUES	$11,770,162	$8,000,293	$31,400,186	$16,589,475

COST OF SALES	8,816,389	5,633,977	23,508,720	11,831,546

GROSS PROFIT	2,953,773	2,366,316	7,891,466	4,757,929

OPERATING EXPENSES:
Depreciation	69,712	68,607	228,189	207,875
Selling, general and administrative	414,078	223,164	1,681,177	566,106

Total Operating Expenses	483,790	291,771	1,909,366	773,981

INCOME FROM OPERATIONS	2,469,983	2,074,545	5,982,100	3,983,948

OTHER INCOME (EXPENSE):
Interest income	2,075	91	11,719	372
Interest expense	(20,427)	(9,946)	(2,298,874)	(31,360)
Other income from foregiveness of income and VAT taxes	-	6,771,442	-	6,771,442
Debt issuance costs	-	-	(21,429)	-

Total Other Income (Expense)	(18,352)	6,761,587	(2,308,584)	6,740,454

INCOME BEFORE INCOME TAXES	2,451,631	8,836,132	3,673,516	10,724,402

INCOME TAXES	590,769	714,840	1,651,331	1,315,094

NET INCOME	1,860,862	8,121,292	2,022,185	9,409,308

DEEMED PREFERRED DIVIDEND	-	-	(2,884,062)	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,860,862	$8,121,292	$(861,877)	$9,409,308

COMPREHENSIVE INCOME:
NET INCOME	$1,860,862	$8,121,292	$2,022,185	$9,409,308

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	67,269	299,690	1,679,553	523,986

COMPREHENSIVE INCOME	$1,928,131	$8,420,982	$3,701,738	$9,933,294

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$0.22	$(0.02)	$0.26
Diluted	$0.03	$0.22	$(0.02)	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	40,363,220	36,577,704	38,634,312	36,577,704
Diluted	67,189,108	36,577,704	38,634,312	36,577,704

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,022,185	$9,409,308
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	482,376	450,881
Amortization of debt discount to interest expense	2,263,661	-
Amortization of debt offering costs	21,429	-
Rent expense associated with prepaid land use rights	63,346	7,805
Increase in allowance for doubtful accounts	171,816	182,882
Increase in reserve for inventory obsolescence	-	106,942
Stock based compensation expense	75,000	-
Other income from forgiveness of income and VAT taxes	-	(6,771,442)
Changes in assets and liabilities:
Accounts receivable	(1,777,797)	(2,538,272)
Inventories	(124,107)	426,386
Prepaid and other current assets	280,762	46,630
Advances to suppliers	726,728	(127,886)
Accounts payable	1,189,915	1,153,705
Accrued expenses	2,343	22,058
VAT and service taxes payable	(389,946)	1,011,064
Income taxes payable	48,284	957,899
Advances from customers	(16,345)	1,830,260

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,039,650	6,168,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) for due from related parties	145,808	(486,032)
Proceeds from sale of cost-method investee	35,720	26,056
Deposit on long-term assets - related party	(89,721)	(5,792,030)
Purchase of property and equipment	(11,629,385)	(17,581)

NET CASH USED IN INVESTING ACTIVITIES	(11,537,578)	(6,269,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	142,880	260,561
Proceeds from exercise of warrants	2,011,575	-
Payments on related party advances	(102,979)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,051,476	260,561

EFFECT OF EXCHANGE RATE ON CASH	165,903	20,161

NET (DECREASE) INCREASE IN CASH	(4,280,549)	179,355

CASH - beginning of year	5,025,434	421,390

CASH - end of period	$744,885	$600,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$55,932	$31,360
Income taxes	$1,603,047	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed preferred dividend reflected in paid-in capital	$2,884,062	$-
Reclassification of long-term deposit - related party to distribution	$2,717,099	$-
Convertible debt converted to series A preferred stock	$5,525,000	$-
Deposit on long-term assets -related party reclassified to land use rights	$3,286,935	$-
Series A preferred converted to common shares	$759	$-

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc. On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.

On November 13, 2007, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) among Fulland Limited, a Cayman Islands corporation (“Fulland”), the stockholders of Fulland, and Synergy Business Consulting, LLC (“Synergy”), the then principal stockholder of the Company, pursuant to which, simultaneously with the financing described in Note 6, the Company (i) issued 36,577,704 shares of common stock to the former stockholders of Fulland, (ii) purchased 8,006,490 shares of common stock from Synergy for $625,000 and cancelled such shares, (iii) issued Synergy 291,529 shares of common stock for professional services, and (iv) paid cash fees of $415,000 in connection with the Exchange Agreement. The Company paid $1,040,000 from the proceeds of the financing for closing costs, including the $625,000 paid for purchase of shares from Synergy. At the time of the closing, under the Exchange Agreement and the financing, the Company, then known as Malex, Inc. was not engaged in any business activity and was considered a blank check shell.

The Company is the sole stockholder of Fulland. Fulland owns 100% of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”), which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”), and together with Dyeing, sometimes collectively referred to as the “Huayang Companies”), both of which are limited liability companies headquartered in, and organized under the laws of, the PRC.

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

Additionally, on August 27, 2008, the Company incorporated Wuxi Fulland Wind Energy Equipment Co. , Ltd. (“Fulland Wind Energy”). Fulland owns 100% of Fulland Wind Energy, which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC.

In 2007, the Company recapitalized the Company to give effect to the Exchange Agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Fulland of the Company, then known as Malex, Inc., with the issuance of stock by Fulland for the net monetary assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Fulland. Since Fulland and Greenpower did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of the Huayang Companies. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 36,577,704 shares of common stock issued to the former Fulland stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Wuxi Huayang Dyeing Machinery Co., Ltd.

Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) is a Chinese limited liability company and was formed under laws of the People’s Republic of China on August 17, 1995. Dyeing produces a variety of high and low temperature dyeing and finishing machinery.

Wuxi Huayang Electrical Power Equipment Co., Ltd.

Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electric”) a Chinese limited liability company and was formed under laws of the People’s Republic of China on May 21, 2004. Beginning in April 2007, Electric began to produce large-scaled forged rolled rings for the wind-power and other industries that are up to three meters in diameter. Commencing in 2008, the sale of rolled rings accounted for more than 85% or Electric’s revenue. As a result, we are referring to this segment of our business as the forged rolled rings and electric power equipment division. In addition to forged rolled rings, Electric continues to manufacture electric power auxiliary apparatuses (including coking equipment) and provide of related engineering services. Electric equipment products mainly include various auxiliary equipment of power stations, chemical equipment, dust removal and environmental protection equipment, and metallurgy non- standard equipment.

As a result of the transaction effected by the Exchange Agreement, the Company’s business has become the business of the Huayang Companies.

Contemporaneously with the closing under the Exchange Agreement, the Company sold 3% convertible notes in the principal amount of $5,525,000 to an investor group. Pursuant to the securities purchase agreement relating to the issuance of the convertible notes, on March 28, 2008, the Company amended and restated its certificate of incorporation to provide for the authorization of a class of preferred stock with the directors having the right to designate one or more series of preferred stock and set the rights, preferences, privileges and limitations of each such series and set forth the rights, preferences, privileges and limitations of a series of preferred stock designated as the series A convertible preferred stock (“series A preferred stock”). The notes were, by their terms, automatically converted into 14,787,135 shares of series A preferred stock and warrants to purchase a total of 18,829,756 shares of common stock upon the filing the restated certificate of incorporation (See Note 6).

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
September 30, 2008

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
September 30, 2008

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
September 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $250,000 at each bank. Balances in banks in the PRC are uninsured.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30 2008 and December 31, 2007, the Company’s bank deposits by geographic area were as follows:

	September 30, 2008		December 31, 2007
Country:
United States	$29,308	3.9%	$171,121	3.4%
China	715,577	96.1%	4,854,313	96.6%
Total cash and cash equivalents	$744,885	100.0%	$5,025,434	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2008 and December 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $843,568 and $626,218, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $79,159 and $74,192 at September 30, 2008 and December 31, 2007, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2008 and 2007.

Advances from customers

Advances from customers at September 30, 2008 and December 31, 2007 amounted to $65,850 and $77,357, respectively, and consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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
September 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings, and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the nine months ended September 30, 2008 and 2007, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $113,367 and $664 for the nine months ended September 30, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and was not material.

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2008 and 2007, research and development costs were not material.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2008 and 2007 was $165,903 and $20,161, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at September 30, 2008 and December 31, 2007 were translated at 6.8551 RMB to $1.00 USD and at 6.8718 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended September 30, 2008 and 2007 were 6.99886 RMB and 7.67576 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) available to common shareholders for basic and diluted earnings per share	$1,860,862	$8,121,292	$(861,877)	$9,409,308

Weighted average shares outstanding – basic	40,363,220	36,577,704	38,634,312	36,577,704
Effect of dilutive securities:
Series A convertible preferred stock	14,028,189	-	-	-
Unexercised warrants	12,797,699	-	-	-
Weighted average shares outstanding– diluted	67,189,108	36,577,704	38,634,312	36,577,704
Earnings (loss) per share - basic	$0.05	$0.22	$(0.02)	$0.26
Earnings (loss) per share - diluted	$0.03	$0.22	$(0.02)	$0.26

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In calculating earnings (loss) per common share for the nine months ended September 30, 2008, the Company’s common stock equivalents were anti-dilutive and are not reflected in diluted earnings per shares, At September 30, 2007, the Company did not have any dilutive securities. The Company's common stock equivalents at September 30, 2008 include the following:

Warrants	16,436,935
Series A convertible preferred stock	14,028,189
Total	30,465,124

The warrants and series A convertible preferred stock were issued on March 28, 2008 upon conversion of the notes. The shares of series A preferred stock held in escrow pursuant to an escrow agreement (see Note 6) are not treated as outstanding at September 30, 2008 because the delivery of shares is contingent upon certain events, and any shares not delivered will be returned to the Company for cancellation.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2008 and 2007 included net income and foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations, financial position or liquidity.

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
September 30, 2008

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2008 and December 31, 2007, accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
Accounts receivable	$4,786,162	$2,784,630
Less: allowance for doubtful accounts	(843,568)	(626,218)
	$3,942,594	$2,158,412

NOTE 3 - INVENTORIES

At September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$1,473,589	$1,135,697
Work in process	294,500	454,788
Finished goods	496,791	413,503
	2,264,880	2,003,988
Less: Reserve for obsolete inventory	(79,159)	(74,192)
	$2,185,721	$1,929,796

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2008 and December 31, 2007, property and equipment consist of the following:

	Useful Life	2008	2007
Office equipment and furniture	5 Years	$96,049	$78,430
Manufacturing equipment	5 – 10 Years	10,369,583	3,516,584
Vehicles	5 Years	67,147	62,933
Construction in progress	-	5,243,364	-
Building and building improvements	20 Years	6,006,117	5,629,201
		21,782,260	9,287,148
Less: accumulated depreciation		(3,438,534)	(2,761,162)

		$18,343,726	$6,525,986

For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $482,376 and $450,881, of which $254,187 and $243,006 is included in cost of sales, respectively.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are valued at a fixed amount, which is RMB 27,000,795 at September 30, 2008 and the dollar value of the land use right fluctuates based on the exchange rate. In 2008, in connection with the acquisition of land use rights from a related party (See Note 8), the Company was granted the transferred land use rights from the government and accordingly, the Company reclassified approximately $3,300,000 from deposits on long-term assets to prepaid land use rights and approximately $2,300,000 has been reclassified to distributions to related parties, which represents the excess paid for the land use rights to related parties over the related parties original costs. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053, respectively. The Company amortizes these land use rights over the term of the respective land use right. For the nine months ended September 30, 2008 and 2007, amortization expense amounted to $63,346 and $7,805, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

At September 30, 2008 and December 31, 2007, land use rights consist of the following:

	Useful Life	2008	2007
Land Use Rights	45 - 50 years	$3,938,790	$546,341
Less: Accumulated Amortization		(111,309)	(43,707)
		$3,827,481	$502,634

Rent expense attributable to future periods is as follows:

Period ending September 30:
2009	$84,448
2010	84,448
2011	84,448
2012	84,448
Thereafter	3,489,689
$3,827,481

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

In February 2008, the Company issued 323,000 shares of its common stock pursuant to an exercise of warrants for proceeds of $187,340.

On March 28, 2008, the Company issued 25,000 shares of its common stock to a director in connection with election as a director. The shares were valued at fair value on date of grant at $1.80 per share. Accordingly, the Company recorded stock-based compensation of $45,000.

On April 28, 2008, the Company issued 15,000 shares of its common stock to a director in connection with his election as a director. The shares were valued at fair value on date of grant at $2.00 per share. Accordingly, the Company recorded stock-based compensation of $30,000.

On June 12, 2008, the Company issued 758,946 shares of its common stock upon the conversion of 758,946 shares of Series A preferred stock.

During the three months ended June 30, 2008, the Company issued 1,150,000 shares of its common stock pursuant to an exercise of warrants for proceeds of $667,000.

During the three months ended September 30, 2008, the Company issued 1,319,821 shares of its common stock upon the exercise of warrants for which it received $1,157,235.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

(b)  Conversion of Convertible Notes; Restatement of Certificate of Incorporation

On November 13, 2007, concurrently with the closing pursuant to the Exchange Agreement, the Company entered into a securities purchase agreement with three accredited investors including Barron Partners LP (the “Investors”). Pursuant to the agreement, the Company issued and sold to the Investors, for $5,525,000, the Company’s 3% convertible subordinated notes in the principal amount of $5,525,000. At the time of the financing, the Company did not have any authorized shares of preferred stock. On March 28, 2008, upon the filing of a restated certificate of incorporation which created a series of preferred stock and gave the board of directors broad authority to create one or more series of preferred stock as well as a statement of designation that set forth the rights, preferences, privileges and limitations of the holders of the series A convertible preferred stock, these notes were automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares at $0.92 per share.

The restated certificate of incorporation increased the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares are designated as common stock, par value of $.001 per share, and (ii) 60,000,000 shares are designated as preferred stock, par value of $.001 per share.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

The Company filed its registration on February 14, 2008 and it was declared effective on June 13, 2008. No liquidated damages were incurred and accordingly, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, no liability was recorded.

•	The Investors have a right of first refusal on future financings.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

o
Prior to September 17, 2008, 14,787,135 shares were held pursuant to the following provisions. If, for the year ended December 31, 2008, the Company’s pre-tax earnings per share are less than the target numbers, all or a portion of such shares are to be delivered to the Investors. The agreement also had a target for 2007, which was met, and no shares were delivered with respect to 2007. If the pre-tax earnings are less than 50% of the target, all of the shares are to be delivered to the Investors. If the shortfall is less than 50%, the number of shares to be delivered to the Investors is determined on a formula basis. On September 12, 2008, the Investors agreed to eliminate the provisions of the securities purchase agreement that provided for the delivery of shares held in escrow and a reduction in the warrant exercise price if certain levels of pre-tax income were not reached. Pursuant to this agreement, 14,787,135 shares of Series A preferred stock of the 24,787,135 shares held in an escrow account were returned to the Company, with the remaining 10,000,000 reserved to cover potential tax liabilities for 2007 and 2008.

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
September 30, 2008

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

Warrant activities for the nine months ended September 30, 2008 are summarized as follows:

	Number of	Weighted average
	shares	exercise price
Outstanding at December 31, 2007	400,000	$0.50
Granted	18,829,756	0.65
Exercised	(2,792,821)	0.72
Cancelled	-	-

Outstanding at Septemuer30, 2008	16,436,935	$0.68

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$ 0.50	400,000	4.12	$0.50	400,000	$0.50
0.58	9,535,858	4.12	0.58	9,535,858	0.58
0.83	5,588,252	4.12	0.83	5,588,252	0.83
0.92	912,825	4.12	0.92	912,825	0.92
	16,436,935		$0.68	16,436,935	$0.68

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
September 30, 2008

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

As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge at March 28, 2008. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the nine months ended September 30, 2008. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and a reduction to retained earnings.

During the nine months ended September 30, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible debt to the series A preferred stock. At December 31, 2007, deferred debt costs of $21,429 were included in prepaid expenses and other on the consolidated balance sheets. The amortization of debt discounts for the nine months ended September 30, 2008 was $2,263,661, which has been included in interest expense on the accompanying statement of operations and included any remaining balance of the debt discount that was expense upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

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

The convertible notes payable is as follows at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Convertible notes payable	$-	$5,525,000
Less: unamortized discount on notes payable	-	(2,263,661)
Convertible notes payable, net	$-	$3,261,339

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 7 – LOANS PAYABLE

At September 30, 2008 and December 31, 2007, loans payable consisted of the following:

	2008	2007
Loan payable to Transportation Bank of China, due on January 29, 2009 with annual interest of 7.45% secured by assets of the Company.	$291,754	$273,444

Loan payable to Transportation Bank of China, due on June 10, 2008 with annual interest of 7.23% secured by assets of the Company.	-	410,167

Loan payable to Transportation Bank of China, due on December 10, 2008 with annual interest of 7.78% secured by assets of the Company.	437,630	-

Loan payable to Industrial and Commercial Bank of China, due on February 4, 2009 with annual interest of 7.56% secured by assets of the Company.	291,754	136,722

Total Current Loans Payable	$1,021,138	$820,333

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies partially owned by the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. Through monthly payments, the affiliated companies intend to repay these advances.

At September 30, 2008 and December 31, 2007, due from related parties was due from the following:

Name	Relationship	September 30, 2008	December 31, 2007
Wuxi Huayang Yingran Machinery Co. Ltd.	5% cost method investee which was sold in March 2008	$-	$139,524
		$-	$139,524

Due to related parties

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. At September 30, 2008 and December 31, 2007, the Company did not have any payable to the chief executive officer and his spouse. These advances were short-term in nature and non-interest bearing.

Wuxi Huayang Boiler, a company related through common ownership, from time to time, provided advances to the Company for working capital purposes. At September 30, 2008 and December 31, 2007, the Company had a payable to Boiler of $0 and $98,541, respectively. These advances were short-term in nature and non-interest bearing.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Deposits on long-term assets –related party and other

In July 2007, the Company agreed to acquire long-term assets from Boiler for an aggregate price of 89,282,500 RMB or approximately $12,207,000. This original purchase price was reduced by 9,196,341RMB or approximately $1,257,000 which represents 33% of the appreciation in the long-term assets attributable to Boiler prior to the Company’s sales of its interest in Boiler.The long-term assets consist of i) an approximately 100,000 square foot factory which was substantially completed in 2005, ii) land use rights, iii) employee housing facilities and iv) other leasehold improvements. As of September 30, 2008 and December 31, 2007, payments totaling 80,086,159 RMB and 79,458,230 RMB or approxmately $11,682,000 and $10,864,000, respectively, had been made to Boiler, adjusted by the foreign exchange rate. In 2008, in connection with the acquisition of land use rights from a related party, the Company was granted the transferred land use rights from the government and accordingly, the Company reclassified approximately $3,300,000 from deposits on long-term assets to land use rights (See Note 5) and the remaining amount of $2,300,000, which represents the excess of amount paid for land use rights over the original cost of the land use rights, has been reflected as a distribution to related parties. As of September 30, 2008, the Company has not received title to the facilities and the property has not been placed in service. The Company has initiated the transfer of the title to the facilities and the transfer is expected to be completed in the fourth quarter of 2008 at which time the deposit on long-term assets will be reclassified to property and equipment. In connection with the remaining deposit on long-term assets, the Company reclassified approximately $404,000 from a deposit on long-term assets to a distribution to related parties, which represents the excess of amount paid for the facilities including the factory and other buildings, over the original cost of the facilities.

At September 30, 2008 and December 31, 2007, deposits on long-term assets are as follows:

	2008	2007
Factory building and related leasehold improvements – related party	$5,603,128	$10,863,706
	$5,603,128	$10,863,706

NOTE 9 – INCOME TAXES

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

In 2008 and 2007, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% and 33%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIE, Dyeing is subject to these statutory rates. In 2007, pursuant to local taxing regulations, the Company’s VIE, Electric, paid tax under a simplified method of recording under the following formula: (Net revenues x 5% x 33%). China Wind Systems, Inc. was incorporated in the United States and has incurred net operating losses of approximately $100,000 for income tax purposes for the year ended December 31, 2007 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007
U.S statutory rates	34.0%	34.0%
US effective rate in excess of China tax rate	(16.1)%	(0.4)%
China income tax exemptions	0.0%	(21.3)%
Non-deductible interest	20.9%	0.0%
US valuation allowance	6.2%	0.0%

Total provision for income taxes	45.0%	12.3%

Income tax expense for the nine months ended September 30, 2008 and 2007 was $1,651,331 and $1,315,094, respectively.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the three and nine months ended September 30, 2008 and 2007, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2008 and 2007 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Dyeing and finishing equipment	$5,958,627	$6,287,788	$17,125,918	$14,487,221
Forged rolled rings and electric power equipment	5,811,535	1,622,505	14,274,268	2,102,254
	11,770,162	8,000,293	31,400,186	16,589,475
Depreciation and amortization:
Dyeing and finishing equipment	94,967	87,198	293,662	273,011
Forged rolled rings and electric power equipment	64,487	64,232	188,714	177,870
	159,454	151,430	482,376	450,881
Interest expense:
Dyeing and finishing equipment	-	-	-	-
Forged rolled rings and electric power equipment	20,427	9,946	55,932	31,360
Other (a)	-	-	2,242,942	-
	20,427	9,946	2,298,874	31,360
Net income (loss):
Dyeing and finishing equipment	988,906	7,007,814	2,780,281	8,337,148
Forged rolled rings and electric power equipment	1,039,993	1,113,478	2,169,855	1,072,160
Other (a)	(168,037)	-	(2,927,950)	-
	1,860,862	8,121,292	2,022,186	9,409,308
Identifiable assets at September 30, 2008 and December 31, 2007:
Dyeing and finishing equipment	$17,660,956	$17,914,593
Forged rolled rings and electric power equipment	17,222,834	7,455,095
Other (a)	101,782	3,126,745
	$34,985,572	$28,496,433

(a)
The Company does not allocate any general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level. Additionally, other identifiable assets represents assets located in the United States and are not allocated to reportable segments

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2006, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing. For the nine months ended September 30, 2008, statutory reserve activity is as follows:

	Dyeing	Rolled Rings	Total
Balance – December 31, 2007	72,407	$233,065	$305,472
Additional to statutory reserves	-	221,156	221,156
Balance - September 30, 2008	$72,407	$454,221	$526,628

NOTE 12 – SUBSEQUENT EVENTS

From October 1, 2008 to November 10, 2008, the Company issued 303,434 shares of its common stock pursuant to an exercise of warrants for proceeds of $175,992.

On October 17, 2008, the Company entered into a purchase agreement with Eos Holdings LLC for the sale of a 17.4% subordinated note, due six months from the date of issuance (the “Note”) in the principal amount of $575,000, for a purchase price of $575,000. Under the terms of the purchase agreement and the Note, the Company may prepay the Note, in whole or in part, at any time prior to the maturity date of the Note upon five days’ oral or written notice to Eos Holdings. On November 14, 2008, the Company repaid the principal balance of this note in full.

As a condition to the sale of the Note, the purchase agreement requires that Eos Holdings exercise certain common stock purchase warrants having a total exercise price of not less than $175,000, at a per share exercise price of $.58. On October 17, 2008, Eos Holdings purchased the Note and exercised the warrants.

Payment of the Company’s obligations of the Note were initially secured by a pledge of and conversion right with respect to 959,000 shares (the “Pledged Shares”) of the Company’s common stock owned by Jianhua Wu, the Company’s chief executive officer and principal beneficial owner of common stock. The pledge and conversion right enables Eos Holdings to convert any or all of the principal amount of the Note into Pledged Shares at any time or from time to time until the Note is paid in full or until Eos Holdings exercises the conversion right in full, at an initial conversion price of $.60 per share (the “Conversion Price”). The number of Pledged Shares to be delivered shall be determined by dividing the principal amount of the Note being converted by the Conversion Price, with any fractional shares to be rounded to the nearest whole share. The Pledged Shares shall be held in escrow.

On October 23, 2008, pursuant to a restated pledge and conversion right agreement, the number of Pledged Shares was increased to 1,437,500 shares of common stock and the Conversion Price was reduced to $0.40 per share.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

In connection with the issuance of the Note, on October 17, 2008, the Company entered into a consulting agreement with Eos Asia Investments Ltd., an affiliate of Eos Holdings, for the provision of consulting services. Pursuant to the consulting agreement, the Company shall pay consulting fees at a rate of $31,662.50 per month until the Company repays the Note in full or until Eos Holdings LLC exercises its right to receive the Pledged Shares. Assuming the Note is paid on the maturity date of April 20, 2009, the total payments made by the Company as interest on the Note and as consulting fees under the consulting agreement would total $240,000.

During the period from October 23, 2008 through the November 7, 2008, the Company sold to investors an aggregate of 3,400,000 shares of the Company’s common stock, at a purchase price of $0.40 per share, for an aggregate purchase price of $1,360,000. The sale of these securities was exempt from registration under Section 4(2) of the Securities Act. Each of the investors is either (a) an “accredited investor” as defined in Rule 501 of Securities and Exchange Commission under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such investor was acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each Investor understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption.

Certain of the investors had previously signed subscription agreements for the purchase of shares at a price of $0.60 per share. These investors signed a restated subscription agreement that reflected the $0.40 per share purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the nine months ended September 30, 2008 and notes thereto contained in this quarterly report on Form 10-Q.

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

Additionally, on August 27, 2008, the Company incorporated Wuxi Fulland Wind Energy Equipment Co. , Ltd. (“Fulland Wind Energy”). Fulland owns 100% of Fulland Wind Energy, which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC.

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

Our revenues are derived from two unrelated businesses – (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). We market products from these two segments with independent marketing groups to different customer bases.

Dyeing and finishing equipment segment

The dyeing and finishing equipment business has been the principal source of our revenue and operating income, accounting for 54.5% of revenue for the nine months ended September 30, 2008 and 81.1% of revenues for the year ended December 31, 2007. Substantially all of our sales of these products are made to companies in the PRC. As a result, we are dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, as the textile industry seeks to lower costs by purchasing equipment that uses the most technological developments to improve productivity, reduce costs and have less adverse environmental impact, if we are not able to offer products utilizing the most current technology, our ability to market our products will suffer. Although we seek to work with our customers in designing equipment to meet their anticipated needs, we cannot assure you that we will be able to develop products and enhancements that are required or desired by the industry.

Forged rolled rings and electric power equipment segment

In our forged rolled rings and electrical power equipment segment, we manufacture high precision forged rolled rings for the wind power industry and other industries. Additionally, we also manufacture specialty equipment used in the production of coal generated electricity. Revenue from our forged rolled rings and electrical power equipment segment accounted for 49.4% of revenue for the three months ended September 30, 2008, 45.5% of revenues for the nine months ended September 30, 2008, and 18.9% of revenues for the year ended December 31, 2007 and is summaries as follows:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007
Forged rolled rings - wind power industry	$2,494,123	$5,124,872	$458,988
Forged rolled rings – other industries	2,764,328	7,419,590	1,443,930
Electrical equipment	553,084	1,729,806	2,722,433

Total forged rolled rings and electric equipment segment revenues	$5,811,535	$14,274,268	$4,625,351

During 2007, we began to generate revenue from the forging of rolled rings for the wind power and other industries. These activities accounted for 44.7% of net revenues for the three months ended September 30, 2008, 40.0% for the nine months ended September 30, 2008 and 7.8% for the year ended December 31, 2007. We expect that rolled rings will become a more significant percentage of total revenues in the future, and, in this connection we are expanding our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry.

We acquired from an affiliated company for a net price of approximately $10,950,000, an approximately 100,000 square foot factory which was substantially completed in 2005 together with the related land use rights, employee housing facilities and other leasehold improvements. As of September 30, 2008, the purchase price was fully paid. Furthermore, through September 30, 2008, we have incurred additional costs of approximately $2.2 million for leasehold improvements to upgrade this facility for the eventual manufacture of larger roll rings and other components with a focus on the wind power industry. Although we have received the land use rights, as of the date of this report, we have not received title to the factory facilities and the property has not been placed in service. We intend to use this new facility to manufacture forged rolled rings and other components for use in the wind power and other industries. To date, most of our rolled ring sales have been for non-wind applications.  As we expand our facilities to accommodate the manufacture of rolled rings with larger diameters, we plan to develop products for which the wind industry is a more important target market. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

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

Our products are sold for use by manufacturers of industrial equipment. Because of the recent decline in oil prices and the general international economic trends, the demand for products used in manufacturing in general, in the dyeing and finishing as well as wind power industries may be uncertain. Although we believe that over the long term, the wind power segment will expand, in the short term these factors may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings declines, our revenue and net income will be affected.

A major element of our cost of sales is raw materials, principally steel and other metals. These metals are subject to fluctuation prices, and recently these fluctuations have been significant. In times of increasing prices, we need to try to fix the price at which we purchases raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. During both the three and nine month periods ended September 30, 2008, are gross margins decreased from the prior year largely as a result of increases in the price of steel and other metals that we were not able to pass on to our customers.

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

Land use rights

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted for a term of 50 years. Any transfer of the land use right requires government approval. We have recorded as land use rights the costs paid to acquire a land use rights. The land use rights are amortized on the straight-line method over the land use right terms which range from 45 to 50 years.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize revenue from the sale of dyeing and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a close to the date of delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and nine months ended September 30, 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forging of parts, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through September 30, 2008 has not been significant.

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

Recent accounting pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on our results of operations, financial position or liquidity.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Net Revenues	11,770,162	100.0	8,000,293	100.0	31,400,186	100.0	16,589,475	100.0
Cost of Revenues	8,816,389	74.9	5,633,977	70.4	23,508,720	74.8	11,831,546	71.3
Gross Profit	2,953,773	25.1	2,366,316	29.6	7,891,466	25.2	4,757,929	28.7
Operating Expenses	483,790	4.1	291,771	3.7	1,909,366	6.1	773,981	4.7
Income from Operations	2,469,983	21.0	2,074,545	25.9	5,982,100	19.1	3,983,948	24.0
Other Income (Expenses)	(18,352)	(0.2)	6,761,587	84.5	(2,308,584)	(7.4)	6,740,454	40.6
Income Before Provision for Income Taxes	2,451,631	20.8	8,836,132	110.4	3,673,516	11.7	10,724,402	64.6
Provision for Income Taxes	590,769	5.0	714,840	8.9	1,651,331	5.3	1,315,094	7.9
Net Income	1,860,862	15.8	8,121,292	101.5	2,022,185	6.4	9,409,308	56.7
Other Comprehensive Income:
Foreign Currency Translation Adjustment	67,269	0.6	299,690	3.7	1,679,553	5.4	523,986	3.2

Comprehensive Income	1,928,131	16.4	8,420,982	105.2	3,701,738	11.8	9,933,294	59.9

The following table sets forth information as to the gross margin for our two lines of business for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Dyeing and finishing equipment:
Net revenues	$5,958,627	$6,287,788	$17,125,918	$14,487,221
Cost of sales	4,388,985	4,419,881	12,655,396	10,259,754
Gross profit	1,569,642	1,867,907	4,470,523	4,227,467
Gross margin	26.3%	29.7%	26.1%	29.1%
Forged rolled rings and electric power equipment
Net revenues	$5,811,535	$1,712,505	$14,274,268	$2,102,254
Cost of sales	4,427,404	1,214,096	10,853,324	1,571,792
Gross profit	1,384,131	498,409	3,420,944	530,462
Gross margin	23.8%	29.1%	24.0%	25.2%

Nine Months Ended September 30, 2008 and 2007

Revenues. For the nine months ended September 30, 2008, we had revenues of $31,400,186, as compared to revenues of $16,589,475 for the nine months ended September 30, 2007, an increase of approximately 89.3%. The increase in total revenue was attributable to increases from both of our segments and is summarized as follows:

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Increase	Percentage Change
Dyeing and finishing equipment	$17,125,918	$14,487,221	$2,638,697	18.2%
Forged rolled rings - wind power industry	5,124,872	75,619	5,049,253	*
Forged rolled rings – other industries	7,419,590	293,836	7,125,754	*
Electrical equipment	1,729,806	1,732,799	(2,993)	0.1%

Total net revenues	$31,400,186	$16,589,475	$14,810,711	89.3%

* Because the sales for the nine months ended September 30, 2007 was minimal, the percentage increase is not meaningful.

Our revenue increases were attributable to:

•
The increase in revenues from the sale of dyeing and finishing equipment was attributable to continued strong sales of our equipment to the textile industry. However, the recent economic slowdown has affected various countries, especially the export sector in China. We expect to see a decreasing trend in our dyeing and finishing equipment business as we see the textile industry impacted by recessions in other countries. Yet, we remain confident with the outlook of our forging business for the wind power industry as the Chinese government is committed to supporting wind power in order to reduce the Country’s reliance on coal.

•
We have experienced an increase in revenues from the sale of forged rings to the other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry. This source of revenue was nominal for the nine months ended September 30, 2007.

•
Revenue from the sale of forged rings to the wind power industry, which was nominal in the nine months ended September 30, 2007 increased to $5 million and is attributable to the demand for our forged rolled rings that will be used in the production of wind turbine components such as gear boxes and yaw bearings. During the period, the wind power industry experienced tremendous growth and the industry faced a serious shortage of various components, principally gearboxes and bearings.

•
The change in revenues from the sale of standard and custom auxiliary equipment for use in the power industry in China was minimal and is attributable to the continued sale of additional pieces of equipment to the power industry.

Cost of sales. Cost of sales for the nine months ended September 30, 2008 increased $11,677,174 or 98.7%, from $11,831,546 for the nine months ended September 30, 2007 to $23,508,720 for the nine months ended September 30, 2008. Cost of goods sold for Dyeing was $12,655,396 for the nine months ended September 30, 2008, as compared to $10,259,754 for the nine months ended September 30, 2007. Cost of sales related to the manufacture of forged rolled rings and other components and electric power generating equipment and was $10,853,324 for the nine months ended September 30, 2008 as compared to $1,571,792 for the nine months ended September 30, 2007.

Gross margin. Our gross profit was $7,891,466 for the nine months ended September 30, 2008 as compared to $4,757,929 for the nine months ended September 30, 2007, representing gross margins of 25.2% and 28.7%, respectively. Gross profit for Dyeing was $4,470,523 for the nine months ended September 30, 2008 as compared to $4,227,467 for the nine months ended September 30, 2007, representing gross margins of approximately 26.1% and 29.1%, respectively. The modest decrease in our gross margin was attributable to an increase in raw material costs such as steel and other metals which could not be passed on to our customers during that period. Gross profits from forged rolled rings and electric power equipment segment were $3,420,944 for the nine months ended September 30, 2008 as compared to $530,462 for the nine months ended September 30, 2007, representing gross margins of approximately 24.0% and 25.2%, respectively.

Depreciation and amortization expense. For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $482,376 and $450,881, of which $254,187 and $243,006 is included in cost of sales and $228,189 and $207,875 is included in operating expenses, respectively. The overall increase in depreciation and amortization reflects addition equipment which we purchased.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,681,177 for the nine months ended September 30, 2008, as compared to $566,106 for the nine months ended September 30, 2007, an increase of $1,115,071 or approximately 197.0%. Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Professional fees	$398,724	$-
Payroll and related benefits	334,314	55,166
Travel	175,199	130,249
Bad debt expense	171,816	182,882
Other	601,124	197,809
	$1,681,177	$566,106

•
Since the share exchange in November 2007, we have incurred professional fees, principally as a result of our status as a public company. For the nine months ended September 30, 2008, professional fees amounted to $398,724 as compared to $0 in the 2007 period. Our professional fees consisted primarily of legal fees of $165,027, audit fees of $103,020, investor relation fees of $108,055, and other professional fees.

•
Payroll and related benefits increased for the nine months ended September 30, 2008 by $279,148, or 506.0%, as compared to the nine months ended September 30, 2007. In November 2007, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company. Additionally, the increase in payroll and related benefits reflected stock based compensation of $75,000 resulting from the issuance of common stock to two independent directors,

•
Travel expense for the nine months ended September 30, 2008 increased by $44,950, or 34.5%, as compared to the nine months ended September 30, 2007. The increase is related to increased travel by sales personnel and engineers as well as increased travel due to investor road shows.

•	Bad debts expenses decreased by $11,066 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 based on our analysis of accounts receivable balances.
•
Other selling, general and administrative expenses increased by $403,315 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to increased operations, increases in insurance expense due to our directors’ and officers’ liability policy, and increase in rent expense related to our land use rights.

Income from operations. For the nine months ended September 30, 2008, income from operations was $5,982,100 as compared to $3,983,948 for the nine months ended September 30, 2007, an increase of $1,998,152 or 50.2%.

Other income (expenses). For the nine months ended September 30, 2008, other expense amounted to $2,308,584 as compared to other income of $6,740,454 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, other expenses included i) interest expense of $2,298,874 consisting of non-cash interest expense of $2,263,661 from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement offset by the reversal of accrued interest of $20,719 and ii) amortization of debt issuance costs of $21,429 and iii) interest income of $11,719. For the nine months ended September 30, 2007, other income consisted of interest expense of $31,360 offset by interest income of $372.
Additionally, in the 2007 period, other income includes a gain from the forgiveness of income and value-added taxes of $6,771,442 and reflects the reversal of tax accruals previously made resulting from the grant by the local tax agency to the Huayang Companies of a special tax exemption and release from any unpaid corporate income tax and value added tax liabilities and any related penalties through September 30, 2007. This waiver covered all tax reporting periods through September 30, 2007.

Income tax expense. Income tax expense increased $336,237 or approximately 25.5% during the nine months ended September 30, 2008 primarily as a result of the increase in taxable income generated by our operating entities.

 Net income (loss). For the nine months ended September 30, 2008, we recorded net income of $2,022,185 as compared to net income of $9,409,308 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we recorded a deemed beneficial dividend related to the fair value of warrants granted in March 2008 as a result of the automatic conversion of our convertible debt into series A preferred stock and warrants upon the amendment of our certificate of incorporation to create a class of preferred stock and the creation of the series A preferred stock. This deemed dividend reduced the net income available to common stockholders. Accordingly, for the nine months ended September 30, 2008, we generated a net loss available to common stockholders of $861,877 or $(0.02) per share (basic and diluted) as compared to net income per common share of $0.26 (basic and diluted) for the nine months September 30, 2007.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,679,553 for the nine months ended September 30, 2008 as compared to $523,986 for comparable period in 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income (loss). For the nine months ended September 30, 2008, comprehensive income of $3,701,738 is derived from the sum of our net income of $2,022,185 plus foreign currency translation gains of $3,701,738.

Three Months Ended September 30, 2008 and 2007

Revenues. For the three months ended September 30, 2008, we had revenues of $11,770,162, as compared to revenues of $8,000,293 for the three months ended September 30, 2007, an increase of $3,769,869 or approximately 47.1%. The increase in total revenue was attributable to increases from both of our segments and is summarized as follows:

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	Increase	Percentage Change
Dyeing and finishing equipment	$5,958,627	$6,287,788	$(329,161)	(5.2)%
Forged rolled rings - wind power industry	2,494,123	66,994	2,427,129	*
Forged rolled rings – other industries	2,764,328	267,973	2,496,355	*
Electrical equipment	553,084	1,377,538	(824,454)	(59.8)%

Total net revenues	$11,770,162	$8,000,293	$3,769,869	47.1%

*    Because the sales for the three months ended September 30, 2007 was minimal, the percentage increase is not meaningful.

•
Increases in revenues for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are attributable to similar explanations provided in our discussion of results of operations for the nine month period. We had a decrease in revenues of dyeing and finishing machines. The recent economic slowdown has affected various countries, especially the export sector in China. We expect to see a decreasing trend in our dyeing and finishing equipment business as we see the textile industry impacted by recessions in other countries. Yet, we remain confident with the outlook of our forging business for the wind power industry as the Chinese government is committed to supporting wind power in order to reduce the China’s reliance on coal. For the three months ended September 30, 2007, we had recognized increased revenues from the shipment of more units of electrical equipment as compared to the three months ended September 30, 2008.

Cost of sales. Cost of sales for the three months ended September 30, 2008 increased $3,182,412 or 56.4%, from $5,633,977 for the three months ended September 30, 2007 to $8,816,389 for the three months ended September 30, 2008. Cost of goods sold for Dyeing was $4,388,985 for the three months ended September 30, 2008, as compared to $4,419,881 for the three months ended September 30, 2007. Cost of sales related to the manufacture of forged rolled rings and other components, and electric power generating equipment and was $4,427,404 for the three months ended September 30, 2008 as compared to $1,214,096 for the three months ended September 30, 2007.

Gross margin. Our gross profit was $2,953,773 for the three months ended September 30, 2008 as compared to $2,366,316 for the three months ended September 30, 2007, representing gross margins of 25.1% and 29.6%, respectively. Gross profit for Dyeing was $1,569,642 for the three months ended September 30, 2008 as compared to $1,867,907 for the three months ended September 30, 2007, representing gross margins of approximately 26.3% and 29.7%, respectively. Gross profit related to the forged rolled rings and electric power equipment was $1,384,131 for the three months ended September 30, 2008 as compared to $498,409 for the three months ended September 30, 2007, representing gross margins of approximately 23.8% and 29.1%, respectively. The decrease in our gross margin was attributable to an increase in raw material costs such as steel and other metals which could not be passed on to our customers during that period as well as a decrease in revenues.

Depreciation and amortization expense. Depreciation and amortization amounted to $159,454 for the three months ended September 30, 2008 and $151,430 for the three months ended September 30, 2007, of which $89,742 and $82,823 is included in cost of sales and $69,712 and $68,607 is included in operating expenses, respectively. The overall increase in depreciation and amortization reflects addition equipment which we purchased.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $483,790 for the three months ended September 30, 2008, as compared to $291,771 for the three months ended September 30, 2007, an increase of $192,019 or approximately 86%. Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Professional fees	$18,204	$-
Payroll and related benefits	111,793	32,537
Travel	73,003	46,281
Bad debt	1,792	49,190
Other	209,286	95,156
	$414,078	$223,164

•
Since the share exchange in November 2007, we have incurred professional fees, principally as a result of our status as a public company. For the three months ended September 30, 2008, professional fees amounted to $18,204 as compared to $0 in the 2007 period.

•
Payroll and related benefits increased for the three months ended September 30, 2008 by $79,256, or 243.6%, as compared to the three months ended September 30, 2007. In November 2007, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company.

•
For the three months ended September 30, 2008, travel expense increased by $26,722, or 57.7%, as compared to the three months ended September 30, 2007 as a result of increased travel by sales personnel as well as increased travel for investor road shows.

•	Bad debts expenses increased by $1,792 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 based on our analysis of accounts receivable balances.
•
Other selling, general and administrative expenses increased by $114,130 for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007 primarily resulting from an increase in insurance expense and rent expense related to prepaid land use rights.

Income from operations. For the three months ended September 30, 2008, income from operations was $2,469,983 as compared to $2,074,545 for the three months ended September 30, 2007, an increase of $395,438 or 19.1%.

Other income (expenses). For the three months ended September 30, 2008, other expense amounted to $18,352 as compared to other income of $6,761,587 for the three months ended September 30, 2007. For the three months ended September 30, 2008, other expenses reflected interest expense of $20,427 offset by interest income of $2,075. For the three months ended September 30, 2007, other income consisted of interest expense of $9,946 offset by interest income of $91. Additionally, for the three months ended September 30, 2007, other income includes a gain from the forgiveness of income and value-added taxes of $6,771,442 and reflects the reversal of tax accruals previously made resulting from the grant by the local tax agency to the Huayang Companies of a special tax exemption and release from any unpaid corporate income tax and value added tax liabilities and any related penalties through September 30, 2007. This waiver covered all tax reporting periods through September 30, 2007.

Income tax expense. Income tax expense decreased $124,071 or approximately 17.4% during the three months ended September 30, 2008 primarily as a result of the increase in taxable income generated by our operating entities offset by a reduction in the statutory rate from 33% to 25%.

Net income. For the three months ended September 30, 2008, we recorded net income of $1,860,862, or $0.05 per share (basic) and $0.03 per share (diluted) as compared to net income of $8,121,292, or $0.22 per share (basic and diluted) for the three months ended September 30, 2007.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $67,269 for the three months ended September 30, 2008 as compared to $299,690 for comparable period in 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended September 30, 2008, comprehensive income of $1,928,131 is derived from the sum of our net income of $1,860,862 plus foreign currency translation gains of $67,269.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2008 and December 31, 2007, we had cash balances of $744,885 and $5,025,434, respectively. These funds are located in financial institutions located as follows:

	September 30, 2008		December 31, 2007
Country:
United States	$29,308	3.9%	$171,121	3.4%
China	715,577	96.1%	4,854,313	96.6%
Total cash and cash equivalents	$744,885	100.0%	$5,025,434	100.0%

Our working capital position decreased $1,112,090 to $2,073,185 at September 30, 2008 from working capital of $3,185,275 at December 31, 2007. This decrease in working capital is primarily attributable to a decrease in cash of $4,280,549 and an increase in accounts payable of $1,356,837 offset by a net increase in accounts receivable of $1,784,182 and the conversion of convertible debt of $3,261,339 into shares of our series A preferred stock and warrants.

Net cash flow provided by operating activities was $5,039,650 for the nine months ended September 30, 2008 as compared to net cash flow provided by operating activities was $6,168,220 for the nine months ended September 30, 2007, a decrease of $1,128,570. Net cash flow provided by operating activities for the nine months ended September 30, 2008 was mainly due to net income of $2,022,185, the add-back of non-cash items of depreciation and amortization of $482,376, the amortization of debt discount of $2,263,661, the amortization of deferred debt costs of $21,429, the increase in our allowance for bad debt of $171,816, non-cash rent expense associated with prepaid land use rights of $63,346, and the add-back of stock-based compensation of $75,000, the decrease in prepaid and other assets of $280,762 and advances to suppliers of $726,728 and an increase in accounts payable of $1,189,915 offset by an increase in accounts receivable of $1,777,797, inventories of $124,107, and the payment of VAT and service taxes of $389,946. Net cash flow provided by operating activities for the nine months ended September 30, 2007 was mainly due to our net income of $9,409,308, a decrease in inventories of $426,386, and increase in accounts payable of $1,153,705, an increase in VAT and services taxes payable of $1,011,064, an increase in income taxes payable of $957,899, and increase in advanced from customers of $1,830,260, and the add-back of non-cash items of depreciation and amortization of $450,881 offset by an increase in accounts receivable of $2,538,272, increases in advances to suppliers of $127,886, and the add back of other income from forgiveness of income and VAT taxes of $6,771,442.

Net cash flow used in investing activities was $11,537,578 for the nine months ended September 30, 2008 as compared to net cash used in investing activities of $6,269,587 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we received cash from the repayment of amounts due from related parties of $145,808 and from the sale of our cost-method investee of $35,720 offset by the purchase of property and equipment of $11,629,385 and the payment of deposits on factory equipment of $89,721. For the nine months ended September 30, 2007, we used cash for advances for amounts due from related parties of $486,032 and for the purchase of property and equipment of $17,581, and cash used deposits on long-term assets – related party of $5,792,030.

Net cash flow provided by financing activities was $2,051,476 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $260,561 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we received proceeds from short-term bank loans of $142,880, and proceeds from the exercise of warrants of $2,011,575 offset by the repayment of related party advances of $102,979. For the nine months ended September 30, 2007, we received proceeds from short-term bank loans of $260,561.

In July 2007, in connection with the expansion of our forged rolled ring and electrical power equipment segment to develop and market forged rolled rings and related equipment to the wind power industry, we acquired a factory, together with the related land use rights, employee housing facilities and other leasehold improvements from a related party for a net price of approximately $10,500,000. As of September 30, 2008, the amount was paid in full. We also incurred additional construction and improvement costs and acquired new equipment of approximately $11.6 million for our planned expansion of our rolled ring business to enable us to manufacture larger rolled rings and other components.

At September 30, 2008, we required approximately $2,000,000 in order for us to continue the planned expansion of our business. We raised funds in October 2008 through the sale of debt and equity securities. On October 17, 2008, we entered into a purchase agreement with Eos Holdings LLC for the sale of a 17.4% subordinated note, due six months from the date of issuance (the “Note”) in the principal amount of $575,000, for a purchase price of $575,000. Under the terms of the purchase agreement and the Note, we may prepay the Note, in whole or in part, at any time prior to the maturity date of the Note upon five days’ notice to Eos Holdings. On November 14, 2008, we repaid the principal balance of $575,000 in full.

As a condition to the sale of the Note, the purchase agreement requires that Eos Holdings exercise certain common stock purchase warrants having a total exercise price of not less than $175,000, at a per share exercise price of $.58. On October 17, 2008, Eos Holdings purchased the Note and exercised the warrants.

Payment of our obligations of the Note were initially secured by a pledge of and conversion right with respect to 959,000 shares (the “Pledged Shares”) of the Company’s common stock owned by Jianhua Wu, the Company’s chief executive officer and principal beneficial owner of common stock. The pledge and conversion right enables Eos Holdings to convert any or all of the principal amount of the Note into Pledged Shares at any time or from time to time until the Note shall be paid in full or until Eos Holdings shall have exercised the conversion right in full, at an initial conversion price of $.60 per share (the “Conversion Price”). The number of Pledged Shares to be delivered shall be determined by dividing the principal amount of the Note being converted by the Conversion Price, with any fractional shares to be rounded to the nearest whole share. The Pledged Shares shall be held in escrow.

On October 23, 2008, pursuant to a restated pledge and conversion right agreement, the number of Pledged Shares was increased to 1,437,500 shares of common stock and the Conversion Price was reduced to $0.40 per share.

In connection with the issuance of the Note, on October 17, 2008, we entered into a consulting agreement with Eos Asia Investments Ltd., an affiliate of Eos Holdings, for the provision of consulting services. Pursuant to the consulting agreement, we shall pay consulting fees at a rate of $31,662.50 per month until the Company repays the Note in full or until Eos Holdings LLC exercises its right to receive the Pledged Shares. Assuming the Note is paid on the maturity date of April 20, 2009, the total payments made by us as interest on the $575,000 Note and as consulting fees under the consulting agreement would total $240,000. On November 14, 2008, we repaid the principal balance of $575,000 in full.

During the period from October 23, 2008 through November 7, 2008, we sold an aggregate of 3,400,000 shares of the Company’s common stock, at a purchase price of $0.40 per share, for an aggregate of $1,360,000.

Certain of the investors had previously signed subscription agreements for the purchase of shares at a price of $0.60 per share. These investors signed a restated subscription agreement that reflected the $0.40 per share purchase price.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$1,021,138	$1,021,138	$-	$-	$-
Equipment purchases	2,000,000	2,000,000
Total Contractual Obligations:	$3,021,138	$3,021,138	$-	$-	$-

(1) Bank indebtedness includes short term bank loans and notes payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce and sell almost all our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the nine months ended September 30, 2008, we has unrealized foreign currency translation gain of $1,679,553, because of the change in the exchange rate.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and we are addressing the significant weaknesses in internal controls over financial reporting. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of September 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, we issued 1,152,175 shares of our common stock pursuant to an exercise of warrants with an exercise price of $0.92.

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

CHINA WIND SYSTEMS, INC.

Date: November 14, 2008	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: November 14, 2008	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer