Form 10-K
period 2008-12-31
China Wind Systems, Inc
filed 2009-03-31
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____

Commission file number: 33-16335

CHINA WIND SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	74-2235008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Village, Huishan District, Wuxi City
Jiangsu Province, China 214181
(Address of principal executive offices)

(86) 51083397559
(Issuer’s telephone number)

Copies to:
Asher S. Levitsky P.C.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone:  (212) 981-6767
Fax: (212) 930-9725
E-mail: alevitsky@srff.com

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $46,875,095 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 44,895,546 shares of common stock are issued and outstanding as of March 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CHINA WIND SYSTEMS, INC.
FORM 10-K
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors". Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

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

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I
ITEM 1.  BUSINESS

Through Huayang Dye and Huayang Electric Power (collectively, the “Huayang Companies”), we are engaged in two business segments — the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines and the forged rolled rings and electric power equipment segment, in which we manufacture and sell high precision forged rolled rings for the wind power industry and other industries and we manufacture specialty equipment used in the production of coal generated electricity.  In August 2008, we formed a new wholly-owned subsidiary, Wuxi Fulland Wind Energy Equipment Co., Ltd.  We intend to conduct our wind power and rolled ring business through this subsidiary, and, in this connection, we plan to transfer all of our operations related to the manufacture of high precision forged rolled rings for use in the wind-generated power and for other industries to Fulland Wind Energy during 2009.

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

Through our forged rolled rings and electrical power equipment segment, we design, manufacture and sell both standard and custom auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. Our products are available in a variety of metals and non-metallic corrosion-resistant materials. In addition to this standard equipment, we also design and manufacture specialty equipment made to customers’ specifications. Our experience in manufacturing auxiliary electrical equipment has provided us with the opportunity to enter into other areas of the industry. In 2007, we began to focus our efforts on manufacturing high precision forged rolled rings for use in the wind-generated power and for other industries. Sales of forged rolled rings to the wind power and other industries represented approximately 41.4% of our total net revenues in 2008 and 7.8% in 2007. We believe both of these businesses will have key roles to play in the next phase in China’s evolving electrical power equipment industry.

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

Historically, the manufacturing of textile dyeing and finishing machines has been our principal source of business.  For the year ended December 31, 2008, the dyeing and finishing equipment segment accounted for revenues of approximately $22.5 million, or 53.1% of revenues, and the electrical equipment segment accounted for revenues of approximately $19.8 million, or 46.9% of revenues.  For the year ended December 31, 2007, dyeing and finishing equipment segment accounted for revenues of approximately $19.8 million, or 81.1% of revenues and the forged rolled rings and electric equipment segment accounted for revenues of approximately $4.6million, or 18.9% of revenues.  Due to current global economic downturn and the gradual shifting of textile manufacturing away from China to other lower-cost countries, we expect revenue from the dyeing and finishing equipment segment of our business to continue to decline.  We believe that our forging business, as it relates to the wind power industry, could benefit from the announced position of the government of China to promote an increase the use of wind power.

Organization

We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. At the time of the reverse acquisition, described below, we were not engaged in any business activities and we were considered to be a blank-check shell company.

We are the sole stockholder of Fulland Limited, a Cayman Islands limited liability company. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd., and Wuxi Fulland Wind Energy Equipment Co., Ltd., which are wholly foreign-owned enterprises organized under the laws of the People’s Republic of China. Green Power is a party to a series of contractual arrangements dated October 12, 2007 with the Huayang Companies, both of which are limited liability companies organized under the laws of the PRC, and their stockholders. Our corporate organizational structure, including the contractual arrangements with the Huayang Companies, is designed to comply with certain laws and regulations of the PRC which restrict the manner in which Chinese companies, particularly companies owned by Chinese residents, may raise funds from non-Chinese sources.

Our executive offices are located No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, China 214181, telephone (86) 51083397559.   Our website is www.chinawindsystems.com.  Information on our website of any other website does not constitute a part of this annual report.

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

Corporate Structure

We own all of the capital stock of Fulland, which owns all of the capital stock of Green Power and Fulland Wind Energy.  Green Power has a series of contractual agreements with the Huayang Companies.  Additionally, on August 27, 2008, we incorporated Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”).

The following chart summarizes our organizational and ownership structure.

Our Business

We are a holding company, and all of our operations are conducted by our Chinese subsidiary, Green Power and our affiliated companies, Huayang Dye and Huayang Electrical.  PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our businesses in the PRC through the Huayang Companies. We intend to operate our wind power and rolled ring business through Fulland Wind Energy and, in this connection, we plan to transfer all of our operations and assets related to the manufacture of high precision forged rolled rings for use in the wind-generated power and for other industries to Fulland Wind Energy during 2009.

Each of the Huayang Companies and Fulland Wind Energy has the licenses and approvals necessary to operate its business in the PRC. We have contractual arrangements with the Huayang Companies and their respective stockholders pursuant to which we provide these companies with technology consulting and other general business operation services. Through these contractual arrangements, we also have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control the Huayang Companies, we are considered the primary beneficiary of the Huayang Companies. Accordingly, we consolidate the results, assets and liabilities of the Huayang Companies in our financial statements.

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and each of the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipment and related products. Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing its services under the agreement, or derived from the provision of the services. The Huayang Companies pay a quarterly consulting service fees to Fulland that is equal to all of the Huayang Companies’ profits for such quarter. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all stockholders of the Huayang Companies, Green Power provides guidance and instruction on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies stockholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agree that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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

Option Agreement.     Under the option agreement between the Huayang Companies Stockholders and Green Power, the Huayang Companies Stockholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement, as amended, is 20 years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

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

The Dyeing and Finishing Segment

In recent years, China has been one of the world’s leading textile producers, and the textile industry has been a pillar in the Chinese national economy, experiencing steady growth over the last decades.  However, the global economic downturn has had an adverse impact on almost every industry, and the textile industry is no exception.  Figures from Chinese customs showed China’s textile and garment exports were $185.17 billion in 2008, up 8.2% year-on-year, but the growth rate was 10.7 percentage points lower than in 2007. Experts from the Chinese Ministry of Commerce attributed the slowdown in the growth of textile exports to appreciation of the Chinese currency, industry liquidity shortage and the surge in raw materials costs. Moreover, as major global markets for Chinese textile products such as the U.S. and Europe were hit hard by the global recession, many Chinese textile manufacturers that exported to these markets suffered cancellation of orders and reductions in orders from continuing customers.   Furthermore, the demand for Chinese textile products will be further impacted to the extent that the United States and other countries enact protectionist and other legislation which has the effect of discouraging or taxing the importation of textile products.  We believe that the market for dyeing and finishing equipment is suffering a decline, which may not change until and unless there is a reversal of the current economic conditions.

Although the government of China has announced steps to encourage the export of textile and other products, these steps may not be sufficient and may not have a significant positive under the current worldwide economic downturn.

In our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dye and finishing machinery. We believe that we are one of the leading domestic Chinese manufacturers of textile dyeing machines, and our Huayang brand is nationally recognized. We currently have the capacity to manufacture and assemble approximately 550 textile-dyeing machines annually. Our state-of-the-art and automated production line enables us to manufacture our products more efficiently, with lower labor and energy costs compared to traditional manufacturing methods. As part of our manufacturing process, we make corrosion-resistant stainless steel pumps and pressure vessels, which are not only critical components for our dyeing and finishing products but have other industrial applications. The PRC Central Government has granted us a license to manufacture our pumps and pressure vessels, and we believe that our pumps and vessels meet or exceed national quality standards.

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

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s largest textile producers, including Wujiang City Lianjua Dyeing & Finishing Co., Ltd. and Zhejiang Guannan Knitting & Dyeing Co., Ltd. In 2008, we did not have any customer that accounted for over 10% of our revenues.

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

In support of this objective, we are continuing our efforts to develop and implement next-generation low energy consumption and high heating efficiency features to our machines. The current emphasis of our efforts continues to be on increasing automation features in our existing products and implementing power line communication technology throughout our production facilities to enable our customers to reduce their use of electricity.

However, in view of the ongoing global shift in textile manufacturing to lower-cost countries and the substantial reduction in Chinese textile exports as a result of the effects of the global economic downturn, in view of the higher growth potential of wind energy in China and elsewhere, the Company has embarked on a strategic and gradual shift away from textile equipment manufacturing to the manufacturing of forged rolled rings and other components essential for the wind power and other heavy machinery industries.  As a result, we expect to devote more and more resources to growing the forging business going forward.  We also expect the textile equipment segment of our business to experience a decline in the years to come.

Competition

Because of the importance of the Chinese textile industry in the world market, we face competition from both domestic and foreign suppliers. However, due to the high quality of our products, our competitors are primarily foreign-based. Japan, Germany, Italy, Taiwan and Switzerland are presently the top five suppliers of textile machinery to China, covering more than 80% of the total import value in 2006. Domestically, our chief competitor is Fong’s National Engineering (Shenzhen) Co., Ltd., a subsidiary of Fong’s Industries Company Ltd., a Hong-Kong based conglomerate.

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

Regardless of the merits of our products, we recognize that the present worldwide economic downturn is affecting our industry as a whole, and the demand for our products, as well as those of our competitors, has declined.

The Forged Rolled Rings and Electrical Power Equipment Segment

The Chinese Market for Coal and Wind Power

China currently uses more coal than the United States, the European Union and Japan combined. Coal is also used in China to produce coke, a solid carbonaceous material derived from burning low-ash, low-sulfur bituminous coal and used as the main fuel material in iron-making blast furnaces. In 2004, China’s coke output reached 224 million tons, or 56% of the world’s total, according to the PRC National Bureau of Statistics. By 2006, that number reached more than 290 million tons, with 280 million tons for domestic consumption and 14.5 million tons for export. The trend continued in 2007 and 2008 as a result of continued surge in the country’s energy demand to fuel its rapid economic growth.

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

In 2006, China’s total power generation capacity surpassed 622 gigawatts, an increase of 100 gigawatts from 2005, making China the second-largest power generator and the fastest-growing power generation market in the world. The rapid growth trend continued in 2007 and 2008 to meet the country’s surging energy demand. According to the International Energy Agency, China is expected to invest a total of nearly US$2 trillion in electricity generation, transmission, and distribution over the next 30 years to meet rapidly growing electricity demand.  Half of that investment will be in power generation, while the other half will go to transmission and distribution.  In 2006, total energy consumption from coal, oil and natural gas comprises approximately 92.8 of China’s total energy consumption, while hydropower, nuclear power and wind power accounted for 7.2% of total energy consumption.   With the dwindling supply of fossil fuels for power generation, and with the negative environmental effects of coal-burning, the Chinese government is encouraging alternative forms of power supply, such as hydropower, wind power and solar power.  China’s Eleventh Five-Year Plan provides an “alternative energy strategy,” which aims to increase the country’s renewable energy supply to 15% of China’s energy needs by 2020.

Wind-power generation is a mature technology that is embraced in China due to its relatively low cost (compared to other renewable energy sources such as solar power) and abundance of wind resources. Current Chinese government guideline mandates that 30,000 megawatts of wind power be installed by 2020. The Brussels-based Global Wind Energy Council reported that in 2008, China added more than 6,000 megawatts of wind-power generation capacity, bringing China’s total installed wind-power generating capacity to over 12,000 megawatts. Moreover, the Chinese government has mandated that 70% of wind components be sourced domestically by 2010.

Our Products

We design, manufacture and sell both standard and custom auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. Our products are available in a variety of metals and non-metallic corrosion-resistant materials. We design and assemble our products at our facilities in Wuxi.

Our experience in manufacturing auxiliary electrical equipment has provided us with the ability to explore other opportunities in the power generation industry. Specifically, we have focused our efforts on applying our manufacturing know-how to the development of equipment for “green” - or environmental-friendly - power generation.  We are manufacturing rolled rings designed to be used for wind power generation as well as other uses.

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

During the first half of 2007, we began supplying rolled rings that are made to specifications by contract manufacturers to companies in the domestic wind power industry, as well as railway and heavy vehicle manufacturing companies. Currently, have contracts to supply rolled rings to Luoyang Shengjia Bearing Co., Ltd., Luoyang Heavy Bearing Co., Ltd., Luoyang Huizhou Bearing Co., Ltd., Luoyang Chengbang Bearing Co., Ltd., Luoyang UBT Bearing and Machinery Co., Ltd., and Luoyang Zhuxin Bearing Co., Ltd.

We devote approximately 108,000 square feet at our Wuxi facilities for own rolled ring manufacturing operation.  We acquired and installed state-of-the-art equipment, including a 4,500-ton oil press, to manufacture forged rolled rings. The manufacturing facility is now completed and we have the capacity to manufacture forged rolled rings up to 6.3 meters in diameter, using the axial closed-die rolling technology. Rolled rings manufactured using this method are characterized by high level of precision and surface smoothness, thereby minimizing post-production cutting and finishing work, as well as high level of structural strength and flexibility. Moreover, by the use of such advanced technology, we estimate that we will be able to save approximately 35% in materials versus other, more traditional, ring manufacturing techniques. We can also manufacture shafts used in 1MW to 3MW wind turbine units, using the cross wedge rolling technique. Shafts are used by wind turbine makers to connect the wind turbine rotor to the gear box (a main shaft), and the gear box to the power generator (a small shaft). Compared to traditional methods of forging, cutting and forming shaft-type structures, the cross wedge rolling technique is highly efficient and inexpensive. More importantly, shafts formed by this technology have high quality, with surface that requires virtually no additional processing after formation. Additionally, we can also manufacture gear rims for use in gear boxes, and flanges for wind towers.

For the second phase of our expansion in our rolled rings operations, we plan to acquire the equipment necessary to produce yaw bearings and gear boxes using our rolled rings.  This phase is in the planning stage

We design, manufacture and distribute the following standard auxiliary equipment for coke plants and coal-fired power stations:

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

While the global economic downturn has adversely affected most industries, its impact on our forged rolled rings and electric power equipment segment has been mitigated by two factors. First, China’s announced policy to encourage the development of clean and renewable energy supplies to meet surging energy demand continues to generate significant industry growth momentum for our power and forging business segment.  Second, China’s recent economic stimulus package has resulted in significant liquidity injection into the Chinese economy, which we believe will provide our customers and potential customers with the ability to purchase capital equipment.  We believe that, despite the current economic downturn, if we can successfully target Chinese who directly benefit from these two factors, our forged rolled rings and electric power equipment segment can continue grow.

Marketing and Distribution

Currently, our principal customers for our electrical power equipment are coking plants and coal-fired power stations. Our principal customers for rolled rings are in the wind power and railway and heavy vehicle manufacturing industries, which use our products as components in equipment and system installations.

Based at our facilities in Wuxi, we have a sales team for both our electrical power equipment and rolled rings. Our marketing efforts include industrial conferences, trade fairs, sales training, and advertising. Our sales teams work closely with our research and development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our coking-related equipment is primarily sold to plants in Shanxi Province. Our dust collectors are sold to coking plants and power stations throughout China. Our rolled rings are currently sold to companies in Luoyang, a city in Henan Province. No part of our business in the forged rolled rings and electrical power equipment segment is dependent on a single customer or a few customers, the loss of which would seriously harm our business, or on contracts or subcontracts that are subject to renegotiation or termination by a governmental agency.

During the first quarter of 2009, we announced that, pursuant to preliminary agreements signed in September 2008, we have delivered sample products to Wuxi Lida Gear Manufacturing Co., Ltd., Gansu Keyao Electrical Power Co., Ltd., and Hangzhou Advance Gearbox Group Ltd., all of which have inspected and approved our product prototypes. Both Wuxi Lida and Gansu Keyao previously signed preliminary agreements with China Wind Systems to purchase up to 1,350 tons of rolled rings and 3,300 tons of wind tower flanges, respectively.  We also announced that we will begin supplying 1.5 megawatt (MW) shafts to new wind power customers as well as industrial shafts to heavy machinery customers in China.

New wind power customers include:

-	Dong Fang Electric, Co., Ltd.
-	Zhejiang Yunda Co., Ltd.
-	Shanghai Electric Co., Ltd.
-	Mingyang Wind Power Technology Co., Ltd.

We will also be supplying industrial shafts to Shenyang Heavy Machinery Co., Ltd. and flanges to Shandong Ping Cheng Heavy Machinery Co., Ltd.

The agreements with these customers stipulate that initial batches of forged products in the amount of 100-300 tons per customer will be delivered and tested before larger orders are placed and major contracts signed.

Competition

We believe that China’s continuing reliance on coal combined with the mandates of the National Action Plan on Climate Change is driving the demand for auxiliary electrical power equipment, including equipment that uses our products as components, which in turn is attracting many companies to the industry, including international companies such as Australia’s Waterco Co. and the European conglomerate Suez Co., and domestic manufacturers such as Harbin Hydrogen Control Equipment Industrial Co. and Shanghai Taixin Environmental Equipment Co., Ltd. Many of these companies have research and development capabilities and funding sources that are superior to ours.

Despite the short period of time since we started producing rolled rings, we are not aware of any significant number of domestic competitors that are capable of producing large rolled rings (with diameters up to 6.3 meters and cross sections up to 700 mm). Our precision forging techniques combined with our advanced manufacturing facilities and equipment enable us to produce large rolled rings. We are currently aware that Wuxi Dachang Group is capable of producing rolled rings with diameters comparable to ours, but they do not supply main shafts.  Shandong Yucheng produces main shafts that are comparable to ours, but they do not supply large rolled rings.

Source of Supply

The main input of all of our products, from dyeing and finishing machinery to forged rolled rings to electric power equipment, is stainless steel. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd., stainless steel plates from Wuxi City Fanshun Materials Co., Ltd., and stainless steel casings from Jiangyin Tongqing Machinery Manufacturing Co., Ltd. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. The price of stainless steel in China, while unstable, generally does not affect our forging business significantly, because our supply contracts are usually structured so that we pass along any significant change in steel price to customers. For the textile machinery business, the price of steel can have more significant impact, but historically, it has mostly been favorable to us. However, we cannot guarantee that the present conditions of the stainless steel market will continue. Any significant rise in the price of or demand for stainless steel could have an adverse affect on our results of operations.

Other materials needed to our manufacturing needs, such as stainless steel tubes, stainless steel planks and transducers, are relatively easy to purchase from a number of suppliers and we intend to work with two to three vendors to ensure the best pricing and quality of these supplies.

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

In our forged rolled rings and electric power equipment segment, we plan to concentrate our research and development efforts on developing enhancement of rolled rings and related products principally for the wind power industry.

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

Business License

Green Power, Fulland Wind Energy and both of the Huayang Companies have been issued business licenses with the appropriate municipal and provincial governments which specifically authorize the companies to operate their respective businesses. All of these business licenses, which are subject to annual review by the issuing agencies, are current as of the date of this annual report. No additional approval or license is required for the manufacturing and sale of the textile dyeing and finishing machines, the auxiliary electrical power equipment or the rolled rings.

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

Employees

As of December 31, 2008, we had approximately 160 employees, all of which were full-time employees, which were employed by the Huayang Companies. Of these, 110 are in the dyeing and finishing segment (8 executives and administration, 10 engineers and technicians, 12 marketing and sales, and 80 in manufacturing employees). The remaining 50 employees are with our forged rolled rings and electrical power equipment segment (4 executives and administration, 4 engineers and technicians, 6 marketing and sales, and 36 manufacturing employees). Nine of our engineers and technical personnel are involved in research and development activities.

All of these employees are members of a union, organized by the Union for Huishan District, Wuxi City as mandated by the PRC Union Law. Neither we nor any of our affiliates have experienced a work stoppage.  We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

We are incurring significant obligations in developing the manufacture of rolled rings for use in the wind power and other industries with no assurance that we can or will be successful in this business.

We acquired buildings, land use rights and leasehold improvements from a related party for approximately $10,950,000 to manufacture components in our rolled ring operations.  Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products. We are making the financial and manpower commitment in our belief that both there will be an increased demand for wind power in China and elsewhere, that the companies that manufacture wind power generation equipment will purchase our products. We cannot assure you that we will be able to develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations.

We will require additional funds to expand our operations.

In connection with the development and expansion of our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe is sufficient to enable us to satisfy our purchase commitments and to otherwise expand our business. If we are unable to obtain the pay our purchase commitments and we cannot find alternative financing we may be unable to expand our business or finance the growth of our existing business, which may impair our ability to operate profitably.  In order to meet our short-term cash requirements:

•
During the fourth quarter of 2008, we raised $575,000 from the sale of a 17.4% subordinated note with respect to which we had to pay consulting fees of $31,662.50 per month, $175,000 from the exercise of warrants held by the lender and $1,250,000 from the sale of stock at $0.40 per share, and

•	During the first quarter of 2009, we raised $250,000 on terms from the sale of our 15% note along with warrants to purchase 437,500 shares of common stock at $0.40 per share.

Because of our stock price and the worldwide economic downturn, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to manufacture our products and continue in business.

We are investing heavily in products designed for the wind power industry with no assurance that a substantial market for wind power will ever develop.

Our rolled ring business is based on the assumption that wind power will become a more significant source of power in the PRC and elsewhere. Although the government of the PRC has announced a plan which contemplates a significant increase in wind power in the PRC, at present wind power accounts for a miniscule percentage of China’s energy needs, and we cannot assure you that wind power will ever become a significant source of energy in China. Since our growth plan is based on developing and providing equipment and components for that industry, our business will be impaired if the market for wind power generation equipment does not develop or if the market develops but our products are not accepted by the market.

You may suffer significant dilution if we raise additional capital.

If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue may have rights, preferences or privileges senior or more advantageous to our common stockholders. Furthermore, if the price at which we sell securities is less than the conversion price of the series A preferred stock or the exercise price of the warrants, the conversion price of the series A preferred stock and the exercise price of the warrants would be reduced.  As a result of our financing in the fourth quarter of 2008, the conversion price of our series A preferred stock and the exercise price of our warrants was reduced.

Because we sell capital equipment, our business is subject to our customers’ capital budget and we may suffer delays or cancellations of orders and the effects of the worldwide economic downturn.

Our customers purchase our equipment as part of their capital budget. As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise require capital equipment. Our business is therefore dependent upon both the economic health of these industries and our ability to offer products that meet regulatory requirements, including environmental requirements, of these industries and are cost justifiable, based on potential cost savings in using our equipment in contrast to existing equipment or equipment offered by others.  As a result of the worldwide economic downturn, the market for capital equipment in the textile industry has significantly declined.  If we are not able to generate sufficient business, we may discontinue this phase of our operations and concentrate on our forged rings and electrical power equipment segment.  We cannot predict the extent that the market for capital equipment in the coal and wind power industries will be affected.  However, any economic slowdown can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our coal and rolled rings business will not be significantly impaired as a result of the worldwide economic downturn.

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

Our ability to market electrical power equipment in the coal industry is dependent upon manufacturing equipment that enables our customers to meet environmental requirements.

We market the electrical power equipment to operators of coal-fired electricity generation plants. Our ability to market these products is dependent upon the continued growth of coal-generated power plants and our ability to offer products that enable the operators of the power plants to produce electricity through a cleaner process than would otherwise be available at a reasonable cost. To the extent that government regulations are adopted that require the power plants to reduce or eliminate polluting discharges from power plants, our equipment would need to be designed to meet such requirements.

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

As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately, the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

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

The success of our businesses will depend on our ability to effectively develop and implement strategic business initiatives.

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

The textile and apparel industries have historically been subject to substantial cyclical variations and are particularly affected by adverse trends in the general economy, and are presently subject to the effects of the worldwide economic downturn and trade policies of other countries which have severely impacted these industries in China.  The reduction in demand for textile products has resulted in a reduction in the demand for capital equipment used in these industries.  This reduction in demand affects both our sales and our gross margin, which could have a material adverse effect on our results of operations, liquidity and financial condition.

Failure to successfully reduce our production costs may adversely affect our financial results.

A significant portion of our strategy relies upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our strategy relies on our ability to reduce our production costs in order to remain competitive. If we are not able to continue to successfully implement cost reduction measures, especially in a time of a worldwide economic downturn, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Any restrictions on the supply or the increase in the cost of the materials used by us in manufacturing our products, especially steel, could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources.

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

As of March 20, 2009, our officers and directors and members of their families beneficially owned approximately 64% of our outstanding shares of stock that is entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

We rely primarily on trade secret and contractual restrictions to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights in China may be difficult. We cannot assure you that the outcome of any litigation will be in our favor. Intellectual property litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Risks Related to Conducting Business in the PRC

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entities, the Huayang Companies, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

The PRC government restricts foreign investment in businesses in China. Accordingly, we operate our business in China through the Huayang Companies. The Huayang Companies hold the licenses and approvals necessary to operate our businesses in China. We have contractual arrangements with the Huayang Companies and its shareholders that allow us to substantially control the Huayang Companies. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with the Huayang Companies and its shareholders may not be as effective in providing control over these entities as direct ownership.

Since the law of the PRC limits foreign equity ownership in companies in China, we operate our business through the Huayang Companies. We have no equity ownership interest in the Huayang Companies and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be effective in providing control over the Huayang Companies as direct ownership. For example, the Huayang Companies could fail to take actions required for our businesses despite its contractual obligation to do so. If the Huayang Companies fail to perform under their agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that the Huayang Companies’ shareholders would always act in our best interests.

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

All of our business operations are conducted and all of our revenues are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy, and the worldwide economic downturn has affected China.   As a result, Chinese exports, including textiles, have decreased substantially and a number of companies have closed their businesses, which affects the demand for capital goods.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our products.  Furthermore, in response to the worldwide economic downturn, the Chinese government may seek to increase its control over businesses which could affect our business.

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

We conduct substantially all of our business through our Chinese subsidiaries and affiliates, which are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We rely on dividends paid by our subsidiaries for our cash needs

We conduct substantially all of our operations through our subsidiaries and affiliates. We rely on dividends from our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We are also required to set aside at least 10.0% of its after-tax profit based on China’s accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of its after-tax profits to its staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in appreciation of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. Any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Under China’s existing foreign exchange regulations, our Chinese subsidiaries are able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.  Foreign exchange transactions by our Chinese subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the SAFE. In particular, if a subsidiary borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of our subsidiaries to obtain foreign exchange through debt or equity financing.

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

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are in the process of instituting changes to satisfy our obligations in under the Sarbanes-Oxley Act. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The securities purchase agreement relating to our November 2007 private placement prohibits the payment of dividends on our common stock or the purchase or common stock while the series A preferred stock is outstanding.  Subject to this restriction, the payment of any dividends is within the discretion of our board of directors. We presently intend to retain all earnings, if any, to implement our business plan; and we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock is thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. As a result, the market price for our common stock is particularly volatile. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Existing stockholders may experience some dilution as a result of the exercise of warrants and conversion of preferred stock.

As of March 25, 2009, we had warrants to purchase a total of 16,133,501 shares of common stock at an average exercise price of $0.50 per share and we had series A preferred stock outstanding which are convertible into 14,028,189 shares of common stock.  Any issuances of shares upon any exercise of these warrants or conversion of the series A preferred stock will cause dilution to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

In 2003, we leased a plot of land approximately 5.1 acres from the local government of the Town of Chienzhou in Wuxi City. The lease is for fifty years, until October 29, 2053, and the lease provides for a one-time payment of approximately $500,000, which has been paid. This property is presently vacant, but will facilitate our expansion plans in the future.

During 2008, we completed the purchase of an approximately 100,000 square foot factory, land use rights that expire in December 31, 2052, employee housing facilities and other leasehold improvements from a related party, Wuxi Huayuang Boiler Company, Ltd. (“Huayuang Boiler”) for approximately $10.9 million.  The transfer of the title to the buildings has not been completed, and we expect the transfer to be completed by the third quarter of 2009.  See “Item 13.  Certain Relationships and Related Transactions and Director Independence.”

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on the OTC Bulletin Board under the symbol “CWSI” since January 3, 2008.  Our common stock was previously traded under the symbol MLEX.  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2007 and 2008 and the first quarter of 2009, through March 30. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2007		2008		2009
	High	Low	High	Low	High	Low
First quarter	$1.35	$0.15	$2.80	$1.55	0.56	0.21
Second quarter	0.50	0.37	6.00	1.61
Third quarter	0.40	0.37	4.25	1.22
Fourth quarter	2.54	0.37	1.14	0.42

On March 30, 2009, the last sale price of our common stock as reported on the OTCBB was $0.38.

Shareholders

As of March 26, 2009, we had approximately 1,154 shareholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074, and its telephone number is (702) 818-5898.

Dividend Policy

We have not paid cash dividends on our common stock since the Company became public through reverse merger. We intend to keep any future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.  The securities purchase agreement with the investors in the November 2007 private placement prohibits the payment of dividends on our common stock or the purchase of common stock while the series A preferred stock is outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Prior to November 13, 2007, we were a public reporting blind pool company with no assets. On November 13, 2007, we executed and completed the transactions contemplated by the share exchange agreement with Fulland and its stockholders and Synergy, which was then principal stockholder. Pursuant to this agreement, simultaneously with the financing as discussed below, we (i) issued 36,577,704 shares of common stock to the former stockholders of Fulland, (ii) purchased 8,006,490 shares of common stock from Synergy for $625,000 and cancelled such shares, (iii) issued Synergy 291,529 shares of common stock for professional services, and (iv) paid cash fees of $415,000 in connection with the exchange agreement.

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

The acquisition of Fulland was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Fulland held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result of the share exchange, Fulland was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of the Huayang Companies for all periods prior to our acquisition of Fulland on November 13, 2007, and the financial statements of the consolidated companies, including the Huayang Companies, as VIEs, from the acquisition date forward.

Our revenues are derived from two unrelated businesses – (1) the manufacture of dyeing & finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). We market products from these two segments with independent marketing groups to different customer bases.

Historically, the dyeing and finishing equipment business has been the principal source of our revenue and operating income, accounting for 53.1% of revenue for the year ended December 31, 2008 and 81.1% of revenues for the year ended December 31, 2007.  Substantially all of our sales of these products are made to companies in the PRC. As a result, we are dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC, or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, as the textile industry seeks to lower costs by purchasing equipment that uses the most technological developments to improve productivity, reduce costs and have less adverse environmental impact, if we are not able to offer products utilizing the most current technology, our ability to market our products will suffer. The Chinese textile industry has been severely impacted by the worldwide economic downturn, which has resulted in a substantial decline in exports.  Additionally, the export market can also be subject to protectionist measures imposed by importing countries seeking to protect their own industries in a time of a declining demand for products.    As a result, we are experiencing a significant decline in this segment of our business, and we cannot predict when, if at all, business in this segment will improve.  If we are not able to generate sufficient business, we may discontinue this phase of our operations and concentrate on our forged rings and electrical power equipment segment.

In our forged rolled rings and electrical power equipment segment, we manufacture high precision forged rolled rings for the wind power industry and other industries. Additionally, we also manufacture specialty equipment used in the production of coal generated electricity. Revenue from our forged rolled rings and electrical power equipment segment accounted for 46.9% of revenues for 2008, and 18.9% of revenues for 2007.

The following table sets forth information as to revenue of our forged rolled rings and electrical power equipment segment in dollars and as a percent of  revenue:

	Year Ended December 31,
	2008		2007
	Dollars	%	Dollars	%
Forged rolled rings - wind power industry	$6,723,865	33.9%	$458,988	9.9%
Forged rolled rings – other industries	10,769,002	54.3%	1,443,930	31.2%
Electrical equipment	2,327,547	11.8%	2,722,432	58.9%

Total	$19,820,414	100%	$4,625,350	100%

We expect that rolled rings will become a more significant percentage of total revenues in the future, and, in this connection we have expanding our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry.

We purchased property from an affiliated company for a net price of approximately $10,950,000. The property consists of an approximately 100,000 square foot factory, land use rights, employee housing facilities and other leasehold improvements.  We are using this new facility to manufacture forged rolled rings and other components for use in the wind power and other industries.  To date, most of our rolled ring sales have been for non-wind applications.  Now that we expanded our facilities to accommodate the manufacture of rolled rings with larger diameters, we plan to develop products designed to meet the needs of the wind power industry. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

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

Our products are sold for use by manufacturers of industrial equipment.  Because of the recent decline in oil prices and the general international economic trends, the demand for products used in manufacturing in general including wind power industries, is uncertain.  Although we believe that over the long term, the wind power segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term these factors may affect the requirements by our customers and potential customers for our products.  To the extent that the demand for our forged rolled rings declines, our revenue and net income will be affected.

A major element of our cost of sales is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchases raw materials in order to avoid increases in costs which we  cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins.  During 2008, our gross margins decreased from 2007 largely as a result of increases in the price of steel and other metals that we were not able to pass on to our customers.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

Variable Interest Entities

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

The Huayang Companies are considered variable interest entities (“VIE”), and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Huayang Companies pursuant to which we shall receive 100% of the Huayang Companies net income. In accordance with these agreements, the Huayang Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service the Huayang Companies.

The accounts of the Huayang Companies are consolidated in the accompanying financial statements pursuant to FIN 46R. As a VIE, the Huayang Companies sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of the Huayang Companies net income. We do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of the Huayang Companies financial statements with our financial statements.

Accounts receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, consisting of raw materials and finished goods related our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  In 2008, in connection with the acquisition of a factory, leasehold improvement and employee facilities from a related party, we reclassified approximately $5,517,000, which represents the related party’s cost of constructing the factory and related leasehold improvements and employee housing facilities to property and equipment and reclassified approximately $404,000, which represents the excess of amounts paid by the Company for the factory facilities over the original cost of the factory facilities acquired, to a distribution to related parties. These amounts has previously be classified as deposits of long-term assets – related party.  Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

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

Included in property and equipment is construction-in-progress which consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

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

Land use rights

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted with a term of 50 years.  Any transfer of the land use right requires government approval.  We have recorded as an intangible asset the costs paid to acquire a land use right. The land use rights are amortized on the straight-line method over the land use right terms ranging from 45 to 50 years.  In 2008, in connection with the acquisition of land use rights from a related party, we received the certificate of land use rights from the government. At the time we received the land use rights, $5,617,000 was carried as a deposit on long-term assets – related party.  As a result of the grant of the land use rights, we reclassified this amount as follows: (i) approximately $3,304,000 to land use rights and (ii) approximately $2,313,000 to distributions to related parties.  The distribution to related parties represents the amount by which our purchase price for the land use right exceeds the cost of the land use rights by the related parties.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize revenue from the sale of dyeing and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a close to the date of delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2008 and 2007, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forging of parts, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. We had no research and development expenses in2008 and 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS No. 160 to have a material impact on the preparation of its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retroactive basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. We are currently evaluating the requirements of EITF 03-6-1 as well as the impact of the adoption on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of  FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on our consolidated financial position and results of operations.

Currency Exchange Rates

All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues:

	Year Ended December 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
NET REVENUES	$42,285,485	100.0%	$24,418,385	100.0%

COST OF REVENUES	31,740,041	75.1%	17,366,000	71.1%

GROSS PROFIT	10,545,444	24.9%	7,052,385	28.9%

OPERATING EXPENSES	2,482,114	5.9%	1,390,090	5.7%

INCOME FROM OPERATIONS	8,063,330	19.0%	5,662,295	23.2%

OTHER INCOME (EXPENSES)	(2,346,119)	5.5%	6,299,876	25.8%

INCOME BEFORE PROVISION FOR INCOME TAXES	5,717,211	13.5%	11,962,171	49.0%

PROVISION FOR INCOME TAXES	2,234,948	5.3%	1,649,430	6.8%

NET INCOME	3,482,263	8.2%	10,312,741	42.2%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,688,944	4.0%	1,013,735	4.2%

COMPREHENSIVE INCOME	$5,171,207	12.2%	$11,326,476	46.4%

The following table sets forth information as to the gross margin for our two lines of business for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Dyeing and finishing equipment:
Revenue	$22,465,071	$19,793,035
Cost of sales	16,625,893	13,998,218
Gross profit	5,839,178	5,794,817
Gross margin	26.0%	29.28%

Forged rolled rings and electric power equipment:
Revenue	$19,820,414	$4,625,350
Cost of sales	15,114,148	3,367,782
Gross profit	4,706,266	1,257,568
Gross margin	23.7%	27.19%

Revenues. For the year ended December 31, 2008, we had revenues of $42,285,485, as compared to revenues of $24,418,385 for the year ended December 31, 2007, an increase of approximately 73.2%. The increase in total revenue was attributable to increases from both of our segments and is summarized as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$22,465,072	$19,793,035	$2,672,037	13.5%
Forged rolled rings - wind power industry	6,723,865	458,988	6,264,877	1364.9%
Forged rolled rings – other industries	10,769,002	1,443,930	9,325,072	645.8%
Electrical equipment	2,327,547	2,722,432	(394,885)	(14.5)%

Total net revenues	$42,285,486	$24,418,385	$17,867,101	73.2%

Our revenue increases were attributable to:

•
The increase in revenues from the sale of dyeing and finishing equipment was attributable to strong sales of our equipment to the textile industry, particularly during the first half of the year, with revenues decreasing in the third and fourth quarters.

•
Our forged rolled rings business was in the startup phase during 2007, with revenue from wind power uses being $456,988 and revenue from other operations being $1,443,930.  We recognized significant increases in forged rolled rings in both the wind power industry and other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry as a result of our marketing efforts aimed at these businesses.  The revenue from the sale of forged rings to the wind power industry is attributable to the demand for our forged rolled rings that will be used in the production of wind turbine components such as gear boxes and yaw bearings. The wind power industry is experiencing such tremendous growth that the industry is facing a serious shortage of various components, principally gearboxes and bearings.

•
The change in revenues from the sale of standard and custom auxiliary equipment for use in the power industry in China was minimal and is attributable to the continued sale of additional pieces of equipment to the power industry.

Cost of sales. Cost of sales for the year ended December 31, 2008 increased $14,374,041 or 82.8%, from $17,366,000 for 2007 to $31,740,041 for 2008. Cost of goods sold for Dyeing was $16,625,893 for 2008, as compared to $13,998,218 for 2007. Cost of sales related to the manufacture of forged rolled rings and other components and electric power generating equipment was $15,114,148 for 2008 as compared to $3,367,782 for 2007.

Gross profit and gross margin. Our gross profit was $10,545,444 for 2008 as compared to $7,052,385 for 2007, representing gross margins of 24.9% and 28.9%, respectively. Gross profit for Dyeing was $5,839,178 for 2008 as compared to $5,794,817 for 2007, representing gross margins of approximately 26.0% and 29.28%, respectively. The modest decrease in our gross margin was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during that period. Gross profit from forged rolled rings and electric power equipment segment was $4,706,266 for 2008 as compared to $1,257,568 for 2007, representing gross margins of approximately 23.7% and 27.2%, respectively. The decrease in our gross margin was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during that period.

Depreciation. Depreciation was $648,952 in 2008 and $598,507 in 2007, of which $343,120 for 2008 and $315,710 for 2007 is included in cost of sales and $305,832 for 2008 and $282,797 for 2007 is included in operating expenses. During 2009, we expect to record an increase in depreciation expense attributable to the depreciation of our new factory building and related equipment which we began depreciating in January 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2,176,282 for 2008, as compared to $1,107,293 for 2007, an increase of $1,068,989 or approximately 96.5%. Selling, general and administrative expenses consisted of the following:

	2008	2007
Professional fees	$514,475	$196,025
Bad debt	203,650	377,608
Compensation and related benefits	407,368	95,440
Travel	228,511	196,312
Other	822,278	241,908
	$2,176,282	$1,107,293

•
Since the share exchange in November 2007, we have incurred professional fees, principally as a result of our status as a public company. In 2008, we have incurred professional fees of $514,475 compared to $196,025 in 2007. Professional fees in 2008 includes accounting fees of $111,238, investor relation fees of $195,149, legal fees of $183,669, Edgar filing fees of $23,311 and other professional fees of $1,108.

•
Bad debt decreased by $173,958, or 46.1%, in 2008 as compared to 2007. In 2008, based on our periodic review of accounts receivable balances, we recorded bad debt expense and increased the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Compensation and related benefits increased in 2008 by $311,928, or 326.8%, as compared to 2007. In 2008, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company. In November 2007, we hired additional personnel in accounting, our chief financial officer, a translator, and administration staff due to our increased operations and additional workload in connection with being a public company. Additionally, the increase in compensation and related benefits reflected stock based compensation of $75,000 resulting from the issuance of common stock to two independent directors.

•
Travel expense in 2008 increased by $32,199, or 16.4%, as compared to 2007. The increase is related to increased travel by sales personnel and engineers as well as increased travel due to investor road shows.

•
Other selling, general and administrative expenses increased by $580,370 in 2008 as compared with 2007 due to increased operations, an increase in shipping expenses of approximately $104,000, an increase in consulting fees of $86,424, an increase in insurance expense primarily due to our directors’ and officers’ liability policy of $76,300, and increase in rent expense related to our land use rights of approximately $81,200.

Income from operations. For the year ended December 31, 2008, income from operations amounted to $8,063,330, as compared to $5,662,295 for the year ended December 31, 2007, an increase of $2,401,035 or 42.4%.

Other income (expenses). For 2008, other expense amounted to $2,346,119 as compared to other income of $6,299,876 for 2007.  In 2008, other expenses included:

•
interest expense of $2,298,874, consisting of non-cash interest expense of $2,263,661 from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement, interest expense of $55,932 incurred on our outstanding loans,  offset by the reversal of accrued interest of $20,719;

•	amortization of debt issuance costs of $21,429;

•	foreign currency losses of $13,400, and

•	interest income of $13,569.

For 2007, other income consisted of interest income of $2,942 and other income of $57,198 offset by interest expense of $466,704 primarily from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement, and the amortization of debt issuance costs of $3,571.  Additionally, in 2007, other income includes a gain from the forgiveness of income and value-added taxes of $6,710,011 and reflects the reversal of tax accruals previously made resulting from the grant by the local tax agency to the Huayang Companies of a special tax exemption and release from any unpaid corporate income tax and value added tax liabilities and any related penalties through September 30, 2007. This waiver covered all tax reporting periods through September 30, 2007.

Income tax expense. Income tax expense increased $585,518, or approximately 35.5% during the year ended December 31, 2008, primarily as a result of the increase in taxable income generated by our operating entities.

Net income. As a result of the factors described above, our net income for 2008 was $3,482,263, or $0.01 per share (basic and diluted), as compared to $10,312,741, or $0.28 per share (basic) and $0.26 per share (diluted), for 2007, a decrease of $6,830,478.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,688,944 for 2008 as compared to $1,013,735 for 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the year ended December 31, 2008, comprehensive income of $5,171,207 is derived from the sum of our net income of $3,482,263 plus foreign currency translation gains of $1,688,944.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2008 and 2007, we had cash balances of $328,614 and $5,025,434, respectively. These funds are located in financial institutions located as follows:

	December 31, 2008		December 31, 2007
Country:
United States	$832	0.3%	$171,121	3.4%
China	327,782	99.7%	4,854,313	96.6%
Total cash and cash equivalents	$328,614	100.0%	$5,025,434	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2007 to December 31, 2008 (dollars in thousands):
	December 31,		December 31, 2007 to December 31, 2008
Category	2008	2007	Change	Percent Change
Current assets:
Cash and cash equivalents	$329	$5,025	(4,696)	(93.5)%
Notes receivable	270	-	270	n/a
Accounts receivable, net	4,518	2,158	2,360	109.4%
Inventory	1,892	1,930	(38)	2.0%
Advances to suppliers	118	938	(820)	(87.4)%
Due from related party	437	-	437	n/a
Prepaid expenses and other current assets	22	379	(357)	(94.2)%
Current liabilities:
Loans payable	1,021	820	201	24.5%
Convertible debt, net of debt discount	—	3,261	(3,261)	(100.0)%
Accounts payable	2,485	1,846	639	34.6%
Accrued expenses	188	199	(11)	(5.5)%
VAT and service taxes payable	97	435	(338)	(77.7)%
Advances from customers	46	77	(31)	(40.3)%
Due to related party	—	99	(99)	(100.0)%
Income tax payable	569	508	61	12.0%
Working capital:
Total current assets	7,586	10,430	(2,844)	(27.3)%
Total current liabilities	4,406	7,245	2,839	39.2%
Working capital	3,180	3,185	(5)	*

* – less than 1%

Our working capital decreased $6,010 to $3,179,265 at December 31, 2008 from working capital of $3,185,275 at December 31, 2007. This decrease in working capital is primarily attributable to a decrease in cash of $4,696,820, a decrease of advance to suppliers of $820,536 and an increase in accounts payable of $639,368 offset by a net increase in accounts receivable of $2,359,847, an increase in notes receivable of $269,549.  Our cash at December 31, 2007 reflected our receipt of net proceeds of approximately $4,455,000 in our November 2007 private placement, for which we issued our convertible notes in the principal amount of $5,525,000, which had a carrying value, as a result of the deferred debt discount, of $3,261,000 at December 31, 2007.   We issued the convertible debt because we did not have an authorized class of preferred stock.  During 2008, we amended our certificate of incorporation to create a series of preferred stock and we filed a certificate of designation creating the series A preferred stock.  As a result, all of the convertible debt was converted into series A convertible preferred stock and warrants, and no convertible debt was outstanding at December 31, 2008.

At December 31, 2008, our accounts receivable were $4,518,259, of which $1,894,118 were generated from our Dyeing segment and $2,624,141 were generated by our forged rolled rings and electric power equipment segment. We believe that our collection remains strong and that our reserves for bad debts reflects the risk of nonpayment by our customers. However, the worldwide economic downturn may affect our customers’ ability to pay, particularly in the Dyeing segment.

Net cash flow provided by operating activities was $5,228,724 for the year ended December 31, 2008 as compared to net cash flow provided by in operating activities of $9,018,217 for the year ended December 31, 2007, a decrease of $3,789,493. Net cash flow provided by operating activities for the year ended December 31, 2008 was mainly due to net income of $3,482,263, the $648,952 of depreciation, the amortization of debt discount to interest expense of $2,263,661, the increase in our allowance for bad debt of $203,414, non-cash amortization associated with land use rights of $84,906, and the add-back of stock-based compensation of $113,420, a decrease in inventories of $164,596, a decrease in advances to suppliers of $869,784  and an increase in accounts payable of $490,230 offset by an increase in accounts receivable of $2,384,061, an increase in prepaid and other current assets of $338,063, and the payment of VAT and service taxes of $360,984.

Net cash flow used in investing activities was $13,721,576 for the year ended December 31, 2008 as compared to net cash used in investing activities of $9,401,369 for the year ended December 31, 2007. For the year ended December 31, 2008, we received cash from the repayment of amounts due from related parties of $145,534 and from the sale of our cost-method investee of $35,908 offset by the purchase of property and equipment of $13,813,297 and the payment of deposits on factory equipment of $89,721. For the year ended December 31, 2007, we received cash from the repayment of amounts due from related parties of $948,722 offset by the purchase of property and equipment of $10,566 and the payments of deposits on long-term assets of $10,339,525.

Net cash flow provided by financing activities was $3,622,102 in fiscal 2008 as compared to net cash provided by financing activities of $4,943,466 for fiscal 2007. For 2008, we received gross proceeds from exercise of warrants of $2,187,566 and proceeds from sales of common stock of $1,393,883, proceeds from short-term bank loans of $143,632, offset by payments on related party advances of $102,979. For the year ended December 31, 2007, we received gross proceeds from our debt financing of $5,525,000, proceeds from short-term bank loans of $393,846, and proceeds from related party advances of $94,620 offset by payment in connection with the recapitalization of $1,070,000.

In July 2007, in connection with the expansion of our forged rolled ring and electrical power equipment segment to develop and market forged rolled rings and related equipment to the wind power industry, we acquired a factory, together with the related land use rights, employee housing facilities and other leasehold improvements from a related party for a net price of approximately $10,950,000.  As of December 31, 2008, the amount was paid in full, with approximately $90,000 being paid in 2008. Additionally, in 2008, we incurred additional construction and improvement costs and acquired new equipment of approximately $13.8 million for the expansion of our rolled ring business to enable us to manufacture larger rolled rings and other components.

On November 13, 2007, we raised gross proceeds of $5,525,000 from the sale of our 3% convertible notes in the principal amount of $5,525,000. On March 28, 2008, the notes were automatically converted into an aggregate of 14,787,135 shares of series A preferred stock and warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares of common stock at $0.92 per share upon the filing of the restated certificate of incorporation and a statement of designations setting forth the rights of the holders of the series A convertible preferred stock. In November 2008, as a result of our sale of common stock at $0.40 per share, the exercise price of warrants to purchase 6,501,077 shares of common stock was reduced to $0.40 per share, and the exercise price of warrants to purchase 9,232,424 was reduced to $0.567 per share, which was further reduced to $0..566 as a result of the issuance of warrants in our March 2009 debt financing.

In 2008, we received $2,187,566 from the exercise of warrants to purchase 3,096,255 shares of common stock.  As of the date of this report, the market price for our common stock is less than the exercise price of the warrants and we have not registered the shares of common stock underlying the warrants.  As a result, we do not anticipate that we will receive any proceeds from the exercise of the warrants issued in the November 2007 private placement unless the market price of the stock is greater than the exercise price, as to which we can give no assurance, and we have registered the underlying common stock.

On October 17, 2008, we sold our six-month 17.4% subordinated note in the principal amount of $575,000 for $575,000. In connection with the issuance of the note, we entered into a consulting agreement with an affiliate of the lender pursuant to which we paid consulting fees at a rate of $31,662.50 per month.  On November 14, 2008, we repaid the principal balance of this note in full and issued 96,050 shares of common stock as payment of interest of $6,757 and consulting fees of $31,663. The shares were valued at fair value on date of grant at $0.40 per share.  Also in connection with the note, the lender, who held warrants issued upon conversion of the subordinated note issued in the November 2007 private placement, purchased 303,434 shares of common stock upon exercise of warrants for $175,000.

During the October and November 2008, we sold 3,520,000 shares of common stock, at a purchase price of $0.40 per share, for an aggregate purchase price of $1,408,000.  Certain of the investors had previously signed subscription agreements for the purchase of shares at a price of $0.60 per share. These investors signed a restated subscription agreement that reflected the $0.40 per share purchase price. In connection with this financing, the Company paid legal and other expenses of $14,117.

In March 2009, we sold to two investors our 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 437,500 shares of common stock at an exercise price of $0.40 per share.  Pursuant to the related purchase agreements, our chief executive officer placed 1,531,250 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.20 per share, in payment of the interest or principal, as the case may be, if we do not pay the interest on or principal of the note before it becomes an event of default.  Pursuant to the loan documents, in the event of that Leo Wang ceases to be employed by us as our chief financial officer the holders of not less than $126,000 principal amount of the notes, shall have the right, on not less than 60 days’ notice, to declare the notes in default.  If Mr. Wang ceases to be employed by us as a result of his death, disability or a termination for cause, than we shall have 60 days to replace Mr. Wang with a chief financial officer acceptable to investors.

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

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness (1)	$1,021,272	$1,021,272	$-	$-	$-

Total Contractual Obligations:	$1,021,272	$1,021,272	$-	$-	$-

(1)	Bank indebtedness consists of short term bank loans.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our Chief Executive Officer, and Leo Wang, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Wu and Wang concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.

The Company became a reporting company in November 2007.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007.  During most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, including the hiring of our chief financial officer, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
In late 2007, we engaged Adam Wasserman, a senior financial executive from the U.S. to serve as our chief financial officer on a part-time basis.   In December 2008, we hired Leo Wang as our chief financial officer on a full-time basis and Mr. Wasserman became director of financial reporting.  Mr. Wasserman has extensive experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive and financial officers will oversee and manage our financial reporting process and required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2008. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•	During 2008, we elected independent directors to serve on our audit committee and we have set up a compensation committee to be headed by one of our independent directors.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our directors and executive officers are:

Name	Age	Position
Jianhua Wu	53	Chief executive officer, chairman of the board and director
Leo Wang	41	Chief financial officer
Lihua Tang	54	Secretary and director
Xi Liu*	41	Director
Gerald Goldberg*	65	Director
Raymond Pirtle, Jr.*	67	Director

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

Leo Wang has been our chief financial officer since December 11, 2008 and was our senior vice president of finance from August 2008 until December 11, 2008.  He has been the principal of Cambridge Invest, a New York-based investment advisory firm specializing in China, since January 2004. He also served as the chief financial officer of Renhuang Pharmaceuticals, Inc. from July to September 2006. Prior to 2004, Mr. Wang held positions at Global Guardian Group (a New York-based hedge fund) and Fleet Boston Financial Corp. (now merged with Bank of America). Mr. Wang holds an MBA in finance from Massachusetts Institute of Technology and a PhD in economics from University of Oslo. He was also a Norwegian Science Foundation scholar at Harvard University.

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

Raymond Pirtle, Jr. has been a director since May 2008.  Mr. Pirtle has served as chief manager of Claridge Company, LLC, a privately-held financial services firm whose primary focus is to link small corporations with professional investors, since March 2005. Mr. Pirtle was a founder and served as senior managing director of Avondale Partners, LLC, an independently-owned, Nashville-based financial services firm dedicated to equity research, investment banking activities and equity capital markets, from June 2001 to March 2005. He served as managing director and as a director of SunTrust Equitable Securities Corporation from February 1989 to June 2001. Prior to that time, he was a General Partner of J.C. Bradford & Co. from 1966 to 1989. Mr. Pirtle currently serves as a director of Premiere Global Services, Inc., IceWeb, Inc. and Tricell, Inc. Mr. Pirtle is also a member of the audit committee of Premiere Global Services, Inc. and IceWeb, Inc.

Except for Jianhua Wu and Lihua Tang, who are husband and wife, none of our officers or directors are related.

The Board and Committees of the Board

We are governed by a board of directors currently consisting of five members.  Since March 28 , 2008, we had two committees, the audit committee and the compensation committee.

The board has adopted written charters for the audit and compensation committees, copies of which are posted on our website. Set forth below is a summary of each of the board’s committees.  We do not have a nominating committee.  The board of directors, which presently consists of five members, acts as the nominating committee and all members of the board participate in the discussions.  We believe that, with a board composed of five individuals, a separate nominating committee is not necessary.  If the size of the board expands, the board will reconsider the need or desirability of a nominating committee.

Audit Committee

Our audit committee reviews our financial statements and accounting principles, the scope and results of the annual audit by the independent registered public accounting firm (the “independent auditors”), our internal audit process, and the effectiveness of our internal control over financial reporting.  Prior to the filing of each quarterly report on Form 10-Q and annual report on Form 10-K, our audit committee meets with representatives of our independent auditors and our chief financial officer.

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

Our audit committee:

•	Has reviewed and discussed the audited financial statements for the year ended December 31, 2008 with management.

•	Has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended.

•
Has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and has discussed with the independent accountants the independence of the independent accountants.

•
Recommended, based on the review and discussion set forth above, to the board of directors that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2008.

Our audit committee is presently comprised Messrs. Goldberg, Liu and Pirtle, with Mr. Goldberg serving as chairman.  Our board of directors has determined that each member of the audit committee is an independent director, using the Nasdaq standard of independence. The board also has determined that Mr. Goldberg qualifies as an “audit committee financial expert” under the rules of the SEC.

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

Our compensation committee is presently comprised Messrs. Goldberg, Liu and Pirtle, with Mr. Liu serving as chairman.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee:

•	Was an officer or employee during 2008;
•	Was an officer prior to 2008; or
•	Had any relationship with us that is required to be disclosed as a related party transaction.

Board and Committee Attendance

The board and its committees held the following number of meetings during 2008

Board of directors	10
Audit committee	2
Compensation committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.  The executive committee did not meet during 2008.

Each director attended at least 75% of the total number of meetings of the board and those Committees on which he served during the year, except Lihua Tang and Xi Liu.

Our non-management directors did not meet in executive session during 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, Xi Liu has not filed a Form 3, and Gerald Goldberg and Leo Wang filed late Form 3s.

Code of Ethics

On March 30, 2009, our board of directors adopted a code of ethics and business conduct for officers, directors and employees and a whistleblower policy. We will provide a copy, without charge, to any person desiring a copy of these documents, by written request to, No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City , Jiangsu Province, China 214181, Attention: Corporate Secretary. In addition, we have filed a copy of the code of ethics and whistleblower policy with the Securities and Exchange Commission as an exhibit to this report and we will post a copy on our website at www.chinawindsystems.com.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2008 and 2007 by each person who served as chief executive officer and chief financial officer during 2008.  One officer received compensation of $100,000 or more during 2008.  Information relating to Jianhua Wu reflects compensation from the Huayang Companies prior to November 13, 2007 and includes compensation from the Huayang Companies thereafter.

Summary Compensation Table

Name and principal position	Year	Salary	All Other Compensation		Total
Jianhua Wu, chief executive officer(1)	2008 2007	$10,588 7,900	$	— —	$10,588 7,900

Leo Wang, chief financial officer (2)	2008	-		27,908	27,908

Adam Wasserman, former chief financial officer (3)	2008 2007	- -		100,200 12,525	100,200 12,525

(1)	The increase in Mr. Wu’s compensation reflects both an increase in his salary and the effects of the currency exchange rate between RMB and United States dollars.
(2)
Mr. Wang was elected as chief financial officer in December 2008.  Compensation for Mr. Wang was paid to Cambridge Invest, Inc., a company where Mr. Wang serves as chief executive officer.  Mr. Wang works for us on a full-time basis.

(3)
Compensation for Mr. Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer.  Mr. Wasserman works for us on a part-time basis pursuant to an agreement with CFO Oncall.

Employment Agreement

On December 11, 2008, we entered into an employment agreement with Leo Wang as chief financial officer, for an initial term of three years. Pursuant to the agreement, Mr. Wang receives an initial annual salary of $100,000, subject to adjustment.  Mr. Wang shall also receive up to an aggregate of 166,667 shares of common stock of during the initial term of the agreement as follows. The shares shall vest, and be issued, on a quarterly basis at the rate of 13,889 shares each calendar quarter, beginning March 31, 2009, until the termination of the agreement.  The shares shall be subject to a nine-month lock-up period from the date of issuance.  Mr. Wang’s employment with us may be terminated at any time, with or without cause. In the event that Mr. Wang’s employment is terminated by us without cause, Mr. Wang is entitled to a severance payment of the lesser of three months’ salary or the salary remaining under the agreement, as well as any previously declared bonus and any unvested shares issued pursuant to the agreement.  In the event that Mr. Wang terminates his employment, he shall be entitled to a severance payment equivalent to the lesser of three months’ salary or the salary remaining under the agreement.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Compensation of Directors

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2008. The value attributable to any stock grants is computed in accordance with FAS 123R.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Lihua Tang	0	0	0
Xi Liu	0	0	0
Gerald Goldberg	18,750	45,000	63,750
Raymond Pirtle, Jr.	6,667	30,000	36,667

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 30, 2009, by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu CEO, President and Chairman (1) (4)	18,414,175	41.0%
Leo Wang, CFO	0	0%
Lihua Tang (1) (4)	18,414,175	41.0%
Maxworthy International Limited (1) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	16,882,925	37.6%
Yunxia Ren (2) (5)	10,237,550	22.8%
Haoyang Wu (2) (5)	10,237,550	22.8%
Xi Liu	0	0%
Gerald Goldberg	25,000	*
Raymond Pirtle, Jr.	15,000	*
Leo Wang	0	0%
Adam Wasserman	63,331	*
All officers and directors as a group (five persons owning stock)	18,454,175	41.2%
Barron Partners, LP (3) 730 Fifth Avenue, 25th Floor New York, NY 10019	3,139,549	7.0%

*  less than 1%.

(1)
Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd. Mr. Wu is also managing director of Maxworthy.  The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 16,882,925 shares owned by Maxworthy and (ii) 1,531,250 shares owned by Mr. Wu.  The shares owned by Mr. Wu are held as security for Mr. Wu’s obligations relating to the Company’s March 2009 $250,000 financing.  See “Item 13.  Certain Relationships and Related Party Transactions and Director Independence.” Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other.

(2)
Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang.  Ms. Ren owns 8,190,200 shares of common stock and Mr. Wu owns 2,047,550 shares of common stock.  Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)
Barron Partners, LP holds shares of series A preferred stock and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion or exercise would result in Barron Partners and its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived. Since Barron owns more than 5% of out commons stock at March 25, 2008, Barron cannot convert any additional shares of series A preferred stock or exercise any warrants until Barron’s percentage interest is less than 4.9%, at which time Barron can convert such number of shares of series A preferred stock or exercise such warrants as would result in Barron’s and its affiliates’ ownership being not more than 4.9%.

(4)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, PRC

(5)	Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 25, 2008. Except as described above in connection with Barron Partners or as described below, none of the persons named in the table own any options or convertible securities.

Pursuant to his employment agreement, Mr. Wang is to receive up to an aggregate of 166,667 shares of common stock during the initial term of his employment agreement as follows. The shares shall vest, and be issued, on a quarterly basis at the rate of 13,889 shares each calendar quarter, beginning March 31, 2009, until the termination of the agreement in December 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2007, we agreed to acquire property from Huayang Boiler for an aggregate price of 89,282,500 RMB, or approximately $12,207,000.  We had previously been a 33% owner of Boiler and, in 2007, we sold our interest in Boiler to a related party.  The original purchase price was reduced by 9,196,341RMB, or approximately $1,257,000, which represents our 33% of the appreciation in the long-term assets attributable to Boiler prior to our sale of our interest in Boiler, resulting in a net purchase price of 80,086,159 RMB, or approximately $10,950,000.  The property consists of an approximately 100,000 square foot factory which was substantially completed in 2005, land use rights, employee housing facilities and other leasehold improvements. The purchase price was fully paid at December 31, 2008.  As of December 31, 2008, we have not received the tranferred title to the facilities.  The property was placed in service in January 2009. We have initiated the transfer of the title to the facilities and the transfer is expected to be completed in the second quarter of 2009.

At December 31, 2007, a related party, Wuxi Huayang Yingran Mechanical, owned us $140,000 for advances made in 2007.  Huayang Yingran paid this loan in 2008.

In December 2008, the Company advanced $437,688 to a company owned by the brother of our chief executive officer. This advance was repaid in January 2009.  Although we do not believe that this loan violates the proscription against loans to directors and executive officers, it is possible that a court may come to a different conclusion.

In connection with two financing, Mr. Wu agreed to provide shares of common stock in connection with loans to us.  In October 2008, we issued our 17.4% note in the principal amount of $575,000.  Payment of our obligations under the note were secured by a pledge and conversion right pursuant to which Mr. Wu agreed to pledge 1,437,500 shares of common stock, with the note holder having the right to convert the note into shares of common stock owned by Mr. Wu at a conversion price of $0.40 per share.  We paid the note, and Mr. Wu was not required to deliver any shares.

In March 2009, we sold to two investors our 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 437,500 shares of common stock at an exercise price of $0.40 per share.  Pursuant to the related purchase agreements, our chief executive officer placed 1,531,250 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.20 per share, in payment of the interest or principal, as the case may be, if we do not pay the interest on or principal of the note before it becomes an event of default.

Director Independence

Of the five directors, management believes that Xi Liu, Gerald Goldberg and Raymond Pirtle, Jr. would be considered “independent” under Rule 4200(a) (15) of the National Association of Securities Dealers listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Sherb and Co., LLP, for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2008	2007
Audit Fees	$76,000	$76,000
Audit Related Fees	22,500	6,500
Tax Fees	0	0
All Other Fees	9,000	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee was created in March 2008.  The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.  All services since October 1, 2008 were pre-approved by the audit committee.

Since we did not have a formal audit committee in 2007, our board of directors served as our audit committee. We had not adopted pre-approval policies and procedures with respect to our accountants in 2007. All of the services provided and fees charged by our independent registered accounting firms in 2007were approved by the board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Malex Inc., Malex’s Majority Stockholder, Fulland and the Fulland Shareholders dated November 13, 2007 (1)
3.1	Articles of Incorporation of the Company as filed with the State of Delaware (1)
3.2	Amended Articles of Incorporation of the Company as filed with the Secretary of Delaware (1)
3.3	Bylaws of the Company (1)
3.4	Certificate of merger of China Wind Systems, Inc. into Malex, Inc. as filed with the Secretary of Delaware (2)
3.5	Amended Articles of Incorporation of the Company as filed with the Secretary of Delaware (6)
4.1	17.4% subordinated note due April 17, 2009 with EOS Holdings LLC (8)
10.1	Cooperation Agreement dated May 24, 2006 between Shanxi Province Coking Design Research Institute and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Huayang Electrical Power Equipment”) (1)
10.2	Cooperation Agreement dated November 20, 2006 between Beijing China Sciences General Energy & Environment Co., Ltd. and Huayang Electrical Power Equipment (1)
10.3	Securities Purchase Agreement dated November 13, 2007 (1)
10.4	Registration Rights Agreement dated November 13, 2007 (1)
10.5	Lock-up Agreement dated November 13, 2007 (1)
10.6	Form of 3% Convertible Subordinated Note dated November 13, 2007
10.7	“Make Good” 3% Convertible Subordinated Note dated November 13, 2007 (1)
10.8	Form of Warrant to Purchase Common Stock (1)
10.9	Consulting Services Agreement between Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) dated October 12, 2007 (1)
10.10	Equity Pledge Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.11	Operating Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.12	Proxy Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.13	Option Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.14	Consulting Services Agreement between Green Power and Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.15	Equity Pledge Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.16	Operating Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)

10.17	Proxy Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.18	Option Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.19	Legal Opinion from PRC Counsel dated November 13, 2007 (1)
10.20	Agreement between the Company and Adam Wasserman (1)
10.21	Amended and restated Securities Purchase Agreement dated November 13, 2007- amended and restated January 31, 2008 (3)
10.22	Amended form of Warrant to Purchase Common Stock (3)
10.23	Employment agreement Company and Judy Ye (4)
10.24	Director’s agreement with Raymond Pirtle, Jr. (5)
10.25	Director’s agreement with Gerry Goldberg (6)
10.26	Agreement to waive “Make Good Provisions” from Amended and Restated Securities Purchase Agreement dated September 12, 2008 (7)
10.27	Purchase agreement to purchase 17.4% promissory note (8)
10.28	Consulting agreement with EOS Asia Investments Ltd. (8)
10.29	Pledge and conversion agreement by and between Jianhua Wu and EOS Holdings, Inc. (8)
10.30	Subscription agreement (8)
10.31	Restated pledge and conversion agreement by and between Jianhua Wu and EOS Holdings, Inc. (9)
10.32	Amended and restated subscription agreement (9)
10.33	Employment agreement with Leo Wang (10)
14.1	Code of ethics and business conduct for officers, directors and employees *
14.2	China Wind Systems, Inc. ethics hotline/whistleblower program *
21.0	List of subsidiaries (*)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the Form 8-K filed by the Company on November 13, 2007.
(2)	Incorporated by reference to the Form 8-K filed by the Company on December 20, 2007.
(3)	Incorporated by reference to the Form 8-K/A filed by the Company on February 1, 2008.
(4)	Incorporated by reference to the Form 8-K/A filed by the Company on February 11, 2008.
(5)	Incorporated by reference to the Form 8-K filed by the Company on May 2, 2008.
(6)	Incorporated by reference to the Form S-1/A filed by the Company on May 2, 2008.
(7)	Incorporated by reference to the Form 8-K filed by the Company on September 24, 2008.
(8)	Incorporated by reference to the Form 8-K filed by the Company on October 21, 2008.
(9)	Incorporated by reference to the Form 8-K/A filed by the Company on October 27, 2008.
(10)	Incorporated by reference to the Form 8-K/A filed by the Company on December 15, 2008.

* filed herein.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2008 and 2007	F-3

Consolidated Statements of Income -
For the Years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Shareholders’ Equity -
For the Years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows –
For the Years ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
China Wind Systems, Inc. and Subsidiaries
Wuxi, China

We have audited the accompanying consolidated balance sheets of China Wind Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Wind Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 17, 2009

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$328,614	$5,025,434
Notes receivable	269,549	—
Accounts receivable, net of allowance for doubtful accounts (Note 2)	4,518,259	2,158,412
Inventories, net of reserve for obsolete inventory (Note 3)	1,892,090	1,929,796
Advances to suppliers	117,795	938,331
Due from related party (Note 8)	437,688	—
Prepaid expenses and other	21,744	378,429

Total Current Assets	7,585,739	10,430,402

PROPERTY AND EQUIPMENT - net (Note 4)	25,939,596	6,525,986

OTHER ASSETS:
Deposit on long-term assets - related party (Note 8)	—	10,863,706
Land use rights, net (Note 5)	3,806,422	502,634
Investment in cost method investee	—	34,181
Due from related party (Note 8)	—	139,524

Total Assets	$37,331,757	$28,496,433

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable (Note 7)	$1,021,272	$820,333
Convertible debt, net of discount on debt (Note 6(b))	—	3,261,339
Accounts payable	2,485,137	1,845,769
Accrued expenses	187,605	198,542
VAT and service taxes payable	97,341	434,839
Advances from customers	45,748	77,357
Due to related party (Note 8)	—	98,541
Income taxes payable	569,371	508,407

Total Current Liabilities	4,406,474	7,245,127

RELATED PARY TRANSACTIONS (Note 8)
COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value;
(December 31, 2008 - 60,000,000 shares authorized, all of which were designated as series A convertible preferred, 14,028,189 shares issued and outstanding; December 31, 2007 - no shares authorized, issued or outstanding)	14,028	—
Common stock ($0.001 par value; 150,000,000 shares authorized; 44,895,546 and 37,384,295 shares issued and outstanding at December 31, 2008 and 2007, respectively)	44,896	37,385
Additional paid-in capital	15,571,288	3,488,896
Retained earnings	13,639,641	16,074,270
Statutory reserve	621,203	305,472
Other comprehensive gain - cumulative foreign currency translation adjustment	3,034,227	1,345,283

Total Stockholders' Equity	32,925,283	21,251,306

Total Liabilities and Stockholders' Equity	$37,331,757	$28,496,433

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007

NET REVENUES	$42,285,485	$24,418,385

COST OF SALES	31,740,041	17,366,000

GROSS PROFIT	10,545,444	7,052,385

OPERATING EXPENSES:
Depreciation	305,832	282,797
Selling, general and administrative	2,176,282	1,107,293

Total Operating Expenses	2,482,114	1,390,090

INCOME FROM OPERATIONS	8,063,330	5,662,295

OTHER INCOME (EXPENSE):
Interest income	13,569	2,942
Interest expense	(2,324,859)	(466,704)
Foreign currency loss	(13,400)	—
Other income from foregiveness of income and VAT taxes	—	6,710,011
Debt issuance costs	(21,429)	(3,571)
Other income	—	57,198

Total Other Income (Expense)	(2,346,119)	6,299,876

INCOME BEFORE INCOME TAXES	5,717,211	11,962,171

INCOME TAXES	2,234,948	1,649,430

NET INCOME	3,482,263	10,312,741

DEEMED PREFERRED STOCK DIVIDEND	(2,884,062)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$598,201	$10,312,741

COMPREHENSIVE INCOME:
NET INCOME	$3,482,263	$10,312,741

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,688,944	1,013,735

COMPREHENSIVE INCOME	$5,171,207	$11,326,476

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.28
Diluted	$0.01	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	40,000,487	36,683,776
Diluted	63,621,211	40,168,234

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

	Series A Preferred Stock		Common Stock		Additional			Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income	Stockholders' Equity

Balance, December 31, 2006	—	—	36,577,704	36,578	1,737,392	$5,935,832	$131,169	$331,548	$8,172,519

Recapitalization of Company	—	—	701,039	701	(1,040,701)	—	—	—	(1,040,000)

Beneficial conversion on convertible debt	—	—	—	—	2,610,938	—	—	—	2,610,938

Common stock issued for services	—	—	105,552	106	47,894	—	—	—	48,000

Grant of stock warrants	—	—	—	—	133,373	—	—	—	133,373

Adjustment to statutory reserve	—	—	—	—	—	(174,303)	174,303	—	—

Comprehensive income:
Net income for the year	—	—	—	—	—	10,312,741	—	—	10,312,741

Foreign currency translation adjustment	—	—	—	—	—	—	—	1,013,735	1,013,735

Total comprehensive income	—	—	—	—	—	—	—	—	11,326,476

Balance, December 31, 2007	—	—	37,384,295	37,385	3,488,896	16,074,270	305,472	1,345,283	21,251,306

Conversion of convertible debt to Series A preferred stock	14,787,135	14,787	—	—	5,510,213	—	—	—	5,525,000

Deemed preferred stock dividend	—	—	—	—	2,884,062	(2,884,062)	—	—	—

Common stock issued for services and interest	—	—	136,050	136	113,284	—	—	—	113,420

Exercise of stock warrants	—	—	3,096,255	3,096	2,184,470	—	—	—	2,187,566

Series A preferred converted to common shares	(758,946)	(759)	758,946	759

Sale of common stock			3,520,000	3,520	1,390,363	—	—	—	1,393,883

Adjustment to statutory reserve (Note 12)	—	—	—	—	—	(315,731)	315,731	—	—

Reclassification of long-term deposit-related party to distribution (Note 8)	—	—	—	—	—	(2,717,099)	—	—	(2,717,099)

Comprehensive income:
Net income for the year	—	—	—	—	—	3,482,263	—	—	3,482,263

Foreign currency translation adjustment	—	—	—	—	—	—	—	1,688,944	1,688,944

Total comprehensive income	—	—	—	—	—	—	—-	—	5,171,207

Balance, December 31, 2008	14,028,189	$14,028	44,895,546	$44,896	$15,571,288	$13,639,641	$621,203	$3,034,227	$32,925,283

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,482,263	$10,312,741
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	648,952	598,507
Interest expense	2,263,661	377,277
Amortization of debt offering costs	21,429	3,571
Amortization of land use rights	84,906	10,492
Increase in allowance for doubtful accounts	203,414	377,608
Increase in reserve for inventory obsolescence	—	(244,981)
Stock based compensation expense	113,420	139,373
Other income from forgiveness of income and VAT taxes	—	(6,710,011)
Changes in assets and liabilities:
Notes receivable	(265,366)	—
Accounts receivable	(2,384,061)	(44,492)
Inventories	164,596	(38,432)
Prepaid and other current assets	338,063	(273,312)
Advances to suppliers	869,784	696,492
Due from related party	(430,894)	—
Accounts payable	490,230	1,160,691
Accrued expenses	(894)	23,103
VAT and service taxes payable	(360,984)	1,472,360
Income taxes payable	26,434	1,267,374
Advances from customers	(36,229)	(110,144)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,228,724	9,018,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from due from related parties	145,534	948,722
Proceeds from sale of cost-method investee	35,908	—
Deposit on long-term assets - related party	(89,721)	(10,339,525)
Purchase of property and equipment	(13,813,297)	(10,566)

NET CASH USED IN INVESTING ACTIVITIES	(13,721,576)	(9,401,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	143,-632	393,846
Proceeds from convertible debt	—	5,525,000
Payment of placement fees	—	(30,000)
Payments in connection with recapitalization	—	(1,040,000)
Proceeds from exercise of warrants	2,187,566	—
Proceeds from sale of common stock	1,393,883	—
Payments on related party advances	(102,979)	94,620

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,622,102	4,943,466

EFFECT OF EXCHANGE RATE ON CASH	173,930	43,730

NET (DECREASE) INCREASE IN CASH	(4,696,820)	4,604,044

CASH - beginning of year	5,025,434	421,390

CASH - end of year	$328,614	$5,025,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$75,159	$68,708
Income taxes	$2,208,514	$85,120

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for beneficial conversion	$—	$2,610,938
Common stock issuable for future services	$—	$48,000
Deemed preferred stock dividend reflected in paid-in capital	$2,884,062	$—
Convertible notes converted to series A preferred stock	$5,525,000	$—
Deposit on long-term assets - related party reclassified as distribution to related party	$2,717,099	$—
Deposit on long-term assets - related party reclassified to land use rights	$3,304,219	$—
Deposit on long-term assets - related party reclassified to property and equipment	$5,516,895	$—
Series A preferred converted to common shares	$759	$—

See notes to consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc. The Company manufactures and sells textile dyeing and finishing machines and manufactures and sells high precision forged rolled rings for the wind power industry and other industries specialty equipment used in the production of coal generated electricity through its affiliates, Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”).

On November 13, 2007, the Company entered into a share exchange agreement (the “Exchange Agreement”) among Fulland Limited, a Cayman Islands corporation (“Fulland”), the stockholders of Fulland, and Synergy Business Consulting, LLC (“Synergy”), the then principal stockholder of the Company, pursuant to which, simultaneously with the financing described in Note 6, the Company (i) issued 36,577,704 shares of common stock to the former stockholders of Fulland, (ii) purchased 8,006,490 shares of common stock from Synergy for $625,000 and cancelled such shares, (iii) issued to Synergy 291,529 shares of common stock for professional services, and (iv) paid cash fees of $415,000 in connection with the completion of the transactions contemplated by the Exchange Agreement. The Company paid $1,040,000 from the proceeds of the financing for closing costs, including the $625,000 paid for purchase of shares from Synergy.  At the time of the closing under the Exchange Agreement and the financing, the Company, then known as Malex, Inc., was not engaged in any business activity and was considered a blank check shell.

The Company is the sole stockholder of Fulland.  Fulland owns 100% of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”), which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Dyeing and Electrical, and together with Dyeing, sometimes collectively referred to as the “Huayang Companies”), both of which are limited liability companies headquartered in, and organized under the laws of, the PRC.

Fulland is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007 by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”). On May 31, 2007, SAFE issued an official notice known as Hui Zong Fa [2007] No. 106 (“Circular 106”), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish an offshore company, Fulland, as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Companies.

In 2007, the Company recapitalized the Company to give effect to the Exchange Agreement.  Under generally accepted accounting principles, the acquisition by the Company of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Fulland of the Company, then known as Malex, Inc., with the issuance of stock by Fulland for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Fulland.  Since Fulland and Greenpower did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of the Huayang Companies.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 36,577,704 shares of common stock issued to the former Fulland stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Exchange Agreement, the Company’s business has become the business of the Huayang Companies.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On August 27, 2008, the Company incorporated Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”).  Fulland owns 100% of Fulland Wind Energy, which is a WFOE organized under the laws of the PRC.

Wuxi Huayang Dyeing Machinery Co., Ltd.

Dyeing is a Chinese limited liability company and was formed under laws of the People’s Republic of China on August 17, 1995.  Dyeing produces and sells a variety of high and low temperature dyeing and finishing machinery.

Wuxi Huayang Electrical Power Equipment Co., Ltd.

Electric a Chinese limited liability company and was formed under laws of the People’s Republic of China on May 21, 2004.  Beginning in April 2007, Electric began to produce large-scaled forged rolled rings for the wind-power and other industries that are up to three meters in diameter.  Commencing in 2008, the sale of rolled rings accounted for more than 88% of Electric’s revenue.  As a result, we are referring to this segment of our business as the forged rolled rings and electric power equipment division. In addition to forged rolled rings, Electric continues to manufacture electric power auxiliary apparatuses (including coking equipment). Electric equipment products mainly include various auxiliary equipment of power stations, chemical equipment, dust removal and environmental protection equipment, and metallurgy non- standard equipment.

Basis of presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Greenpower and Fulland Wind Energy, as well as the financial statements of Huayang Companies, Dyeing and Electric.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Huayang Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary.  The Company’s relationships with the Huayang Companies and their shareholders are governed by a series of contractual arrangements between Green Power, the Company’s wholly foreign-owned enterprise in the PRC, and each of the Huayang Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of Green Power, Huayang Dye Machine and Huayang Electrical Power Equipment is an independent legal entity and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On October 12, 2007, the Company entered into the following contractual arrangements with each of Huayang Dye Machine and Huayang Electrical Power Equipment:

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies (collectively the “Huayang Companies Shareholders”), Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies Shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agrees that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the Huayang Companies’ shareholders and Green Power, the Huayang Companies Shareholders pledged all of their equity interests in the Huayang Companies’ to Green Power to guarantee the Huayang Companies’ performance of their obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies’ Shareholders breaches their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Huayang Companies’ Shareholders also agreed that upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies’ Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies’ Shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interest. The equity pledge agreement will expire two (2) years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

Option Agreement.  Under the option agreement between the Huayang Companies’ Shareholders and Green Power, the Huayang Companies’ Shareholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

 NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The accounts of the Huayang Companies are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, the Huayang Companies’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Huayang Companies that require consolidation of the Company’s and the Huayang Companies financial statements.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, the calculation of the value of any beneficial conversion feature related to convertible debt, and warrants granted upon the conversion of debt to preferred stock.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  At December 31, 2008 and 2007, the Company’s bank deposits by geographic area were as follows:

	December 31, 2008		December 31, 2007
Country:
United States	$832	0.3%	$171,121	3.4%
China	327,782	99.7%	4,854,313	96.6%
Total cash and cash equivalents	$328,614	100.0%	$5,025,434	100.0%

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $269,549 and $0 at December 31, 2008 and 2007, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2008 and 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $874,856 and $626,218, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $79,170 and $74,192 at December 31, 2008 and 2007, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Included in property and equipment is construction-in-progress which consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Property purchased from a related party is recorded at the cost to the related party, and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the year ended December 31, 2008 and 2007.

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

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,” as of January 1, 2007.  Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at December 31, 2008 and 2007 amounted to $45,748 and $77,357, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings, and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the year ended December 31, 2008 and 2007, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Stock-based compensation

Stock based compensation is accounted for under SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Shipping costs

Shipping costs are included in selling expenses and totaled $132,615 and $28,479 for the year ended December 31, 2008 and 2007, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. The costs of these payments are charged to income in the same period as the related salary costs and are not material.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and was not material.

Research and development

Research and development costs are expensed as incurred. For the fiscal year ended December 31, 2008 and 2007, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the year ended December 31, 2008 and 2007 was $173,930 and $43,730, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2008 and 2007 were translated at 6.8542 RMB to $1.00 and at 7.3141 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the year ended December 31, 2008 and 2007 were 6.96225 RMB and 7.6172 RMB to $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Income per share of common stock

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method).

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 The following table presents a reconciliation of basic and diluted net income per share:

	Year Ended December 31,
	2008	2007
Net income available to common shareholders for basic and diluted net income per common share	$598,201	$10,312,741

Weighted average common shares outstanding – basic	40,000,487	36,683,776
Effect of dilutive securities:
Series A convertible preferred stock	14,028,189	—
Unexercised warrants	9,592,535	1,499,336
Convertible notes	—	1,985,122
Weighted average common shares outstanding– diluted	63,621,211	40,168,234
Net income per common share - basic	$0.01	$0.28
Net income per common share - diluted	$0.01	$0.26

The Company's aggregate common stock equivalents at December 31, 2008 and 2007 include the following:

	2008	2007
Warrants	16,133,501	400,000
Convertible notes	—	14,787,135
Series A preferred stock	14,028,189	—
Total	30,161,690	15,187,135

The warrants and series A preferred stock were issued on March 28, 2008 upon automatic conversion of the notes. The 10,000,000 shares of series A preferred stock held in escrow pursuant to an escrow agreement (see Note 6) are not treated as outstanding at December 31, 2008 because the delivery of shares is contingent upon certain events, and any shares not delivered will be returned to the Company for cancellation. These shares have been cancelled and the Company has no further obligation with respect thereto.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended December 31, 2008 and 2007 included net income and unrealized gains from foreign currency translation adjustments.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations which occur after December 31, 2008. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on the preparation of its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on its consolidated financial position and results of operations.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2008 and 2007, accounts receivable consisted of the following:

	December 31, 2008	December 31, 2007
Accounts receivable	$5,393,115	$2,784,630
Less: allowance for doubtful accounts	(874,856)	(626,218)
	$4,518,259	$2,158,412

NOTE 3 - INVENTORIES

At December 31, 2008 and December 31, 2007, inventories consisted of the following:

	December 31, 2008	December 31, 2007
Raw materials	$1,054,182	$1,135,697
Work in process	254,960	454,788
Finished goods	662,118	413,503
	1,971,260	2,003,988
Less: Reserve for obsolete inventory	(79,170)	(74,192)
	$1,892,090	$1,929,796

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consist of the following:

	Useful Life	2008	2007
Office equipment and furniture	5 Years	$99,561	$78,430
Manufacturing equipment	5 – 10 Years	17,547,900	3,516,584
Vehicles	5 Years	79,372	62,933
Construction in progress	—	207,605	—
Building and building improvements	20 Years	11,610,769	5,629,201
		29,545,207	9,287,148
Less: accumulated depreciation		(3,605,611)	(2,761,162)

		$25,939,596	$6,525,986

For the year ended December 31, 2008 and 2007, depreciation expense amounted to $648,952 and $598,507, of which $343,120 and $326,202 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are valued at a fixed amount, which is RMB 27,000,795 at December 31, 2008 and the dollar value of the land use right fluctuates based on the exchange rate.  In 2008, in connection with the acquisition of land use rights from a related party, the Company received the certificate of land use rights from the government. At the time the Company received the land use rights, $5,617,000 was carried as a deposit on long-term assets.  As a result of the grant of the land use rights, the Company reclassified this amount as follows: (i) approximately $3,304,000 to land use rights and (ii) approximately $2,313,000 to distributions to related parties (see Note 8).  The distribution to related parties represents the amount by which the Company’s purchase price for the land use right exceeds the cost of the land use rights by the related parties. The Company’s land use rights have terms that expire on January 1, 2053 and October 30, 2053, respectively.  The Company amortizes these land use rights over the term of the respective land use right. For the year ended December 31, 2008 and 2007, amortization of land use rights amounted to $84,906 and $10,492, respectively.

At December 31, 2008 and 2007, land use rights consist of the following:

	Useful Life	2008	2007
Land Use Rights	45 - 50 years	$3,939,307	$546,341
Less: Accumulated Amortization		(132,885)	(43,707)
		$3,806,422	$502,634

Amortization of land use rights attributable to future periods is as follows:

Period ending December 31:
2009	$86,245
2010	86,245
2011	86,245
2012	86,245
Thereafter	3,461,442
$3,806,422

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock

On November 13, 2007, the Company’s board of directors unanimously adopted, and the holders of a majority of the common stock approved, restated certificate of incorporation (the “Restated Certificate”) to increase the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares shall be designated as common stock with a par value of $.001 per share, and (ii) 60,000,000 shares shall be designated as preferred stock with a par value of $.001 per share.  The board of directors also approved, upon the filing of the Restated Certificate, the creation of a series of preferred stock, designated as the series A preferred stock.  The Company filed the Restated Certificate on March 28, 2008 (See Note 14).

On November 13, 2007, in connection with the Exchange Agreement, the Company issued 701,039 shares of its common stock.

On November 13, 2007, the Company agreed to issue 105,552 shares of its common stock to its chief financial officer for services to be rendered. The Company valued these shares at the estimated fair value of the services to be rendered on the date of issuance of $48,000 or $0.45 per share and recorded a prepaid expense of $48,000 to be amortized over the one year service period. For the years ended December 31, 2008 and 2007, the Company amortized and recorded stock-based compensation of $42,000 and $6,000, respectively, in respect of this stock issuance.

In March and April 2008, the Company issued 40,000 shares of its common stock to two directors in connection with their election as a director. The shares were valued at fair value on the respective dates of grant and the Company recorded stock-based compensation of $75,000.

During June 2008, the Company issued 758,946 shares of its common stock upon the conversion of 758,946 shares of series A preferred stock.

During 2008, the Company issued 3,096,255 shares of common stock upon the exercise of warrants from which it received proceeds of $2,187,566.

During the period from October 23, 2008 through the November 7, 2008, the Company sold an aggregate of 3,520,000 shares of the Company’s common stock, at a purchase price of $0.40 per share, for an aggregate purchase price of $1,408,000.   Certain of the investors had previously signed subscription agreements for the purchase of shares at a price of $0.60 per share. These investors signed a restated subscription agreement that reflected the $0.40 per share purchase price. In connection with this financing, the Company paid legal and other expenses of $14,117.

On December 31, 2008, in connection with the issuance and sale of the Company’s promissory note in the amount of $575,000 and a related consulting agreement (see Note 7), the Company issued 96,050 shares of common stock as payment of interest of $6,757 and consulting fees of $31,663. The shares were valued at $0.40 per share, the fair value on date of issuance.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(b)  Conversion of Convertible Notes; Restatement of Certificate of Incorporation

On November 13, 2007, concurrently with the closing pursuant to the Exchange Agreement, the Company entered into a securities purchase agreement with three accredited investors.  Pursuant to the agreement, the Company issued and sold to the investors, for $5,525,000, the Company’s 3% convertible subordinated notes in the principal amount of $5,525,000.  At the time of the financing, the Company did not have any authorized shares of preferred stock.  On March 28, 2008, upon the filing of both the Restated Certificate, which created a series of preferred stock and gave the board of directors broad authority to create one or more series of preferred stock and  a statement of designation that set forth the rights, preferences, privileges and limitations of the holders of the series A preferred stock, these notes were automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares at $0.92 per share, subject to adjustment.

The Restated Certificate increased the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares are designated as common stock, par value of $.001 per share, and (ii) 60,000,000 shares are designated as preferred stock, par value of $.001 per share.

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

•
The holders of the series A preferred stock have no voting rights except as required by law. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the shares of the series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the statement of designations relating to the series A preferred stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend its certificate of incorporation or other charter documents in breach of any of the provisions of the certificate of designation, (d) increase the authorized number of shares of series A preferred stock or the number of authorized shares of preferred stock, or (e) enter into any agreement with respect to the foregoing.

•	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock have a liquidated preference of $.374 per share.

•
Each share of series A preferred stock is convertible (subject to the 4.9% limitations described below) into  one share of common stock, subject to adjustment, at the option of the holders, at any time.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

(d)           Securities Purchase Agreement

Pursuant to the securities purchase agreement with the Investors, in addition to the issuance of the convertible notes:

•
The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors within 90 days after the closing, which was February 11, 2008. Failure to meet this date would have resulted in liquidated damages commencing February 12, 2008, until the date on which the requirement is satisfied. Thereafter, if the Company did not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason which is not an excused reason, this would result in the imposition of liquidated damages. The investors have agreed to waive any liquidated damages related to the initial appointment of independent directors and the establishment of the committees which occurred in March 2008.

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

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or series A preferred stock, at the election of the investors.  If payment is made in shares of series A preferred stock, each share is valued at $.374 per share.

•
The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008. The failure of the Company to have the registration statement declared effective by June 11, 2008 and other timetables provided in the registration rights agreement would have resulted in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 4,860 shares of series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,770,000 shares. The number of shares issuable per day is subject to adjustment if the Company cannot register all of the required shares as a result of the Securities and Exchange Commission’s interpretation of Rule 415.  The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The Company filed its registration on February 14, 2008 and it was declared effective on June 13, 2008. No liquidated damages were incurred and accordingly, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, no liability was recorded.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

•
In November 2007, the Company entered into an escrow agreement pursuant to which the Company issued into escrow its 3% convertible promissory note due March 31, 2008 in the principal amount of $3,000,000.  Upon the filing of the Restated Certificate, this note automatically was converted into 24,787,135 shares of series A preferred stock which were held in escrow. Such shares have been released from escrow and the Company has no further obligations with respect thereto.

•
In connection with the Securities Purchase Agreement, $30,000 was paid to an investor as reimbursement for due diligence expenses, which is treated as a debt discount and was amortized over the life of the convertible notes. Other fees incurred in connection with the debt issuance include $25,000 of legal fees, which were treated as a deferred debt issue costs and are being amortized to debt issue cost expense over the life of the notes. The unamortized portion of this debt discount on March 28, 2008, the date on which the convertible notes were automatically converted, was recognized at that time.

•
With certain exceptions, until the Investors have sold all of the underlying shares of Common Stock, if the Company sells common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the preferred stock, the conversion price of the series A preferred stock and the exercise price of the warrants is reduced to the lower price.

(e)           Warrants

On November 13, 2007, the Company issued five-year warrants to purchase 400,000 shares of common stock at $0.50 per share to a consultant. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 150%; risk-free interest rate of 3.84% and an expected holding periods of five year.  In connection with these warrants, the Company recorded stock-based consulting expense of $133,373.

On March 28, 2008, upon the filing of the Restated Certificate, the outstanding  convertible notes were automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares at $0.92 per share, subject to adjustment.  The warrants issued upon conversion of the notes expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to November 13, 2008 in the case of the $0.58 warrants, and prior to May 13, 2009 in the case of the $0.83 warrants and $0.92 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement. As a result of the sale by the Company of shares of common stock at $0.40 per share, the exercise price of the warrants to purchase 9,232,424 at $0.58 per share were reduced to $0.567 per share, and the exercise price of the warrants to purchase an aggregate of 5,588,252 shares at $0.83 per share and 912,825 shares at $0.92 per share was reduced to $0.40 per share.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

Warrant activities for the years ended December 31, 2008 and 2007 are summarized as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	400,000	$0.50	—-	$—
Granted	18,829,756	0.69	400,000	0.50
Exercised	(3,096,255)	0.71	—	—
Forfeited	—	—	—	—
Balance at end of year	16,133,501	$0.50	400,000	$0.50

Warrants exercisable at end of year	16,133,501	$0.50	400,000	$0.50

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.50	400,000	3.87	$0.50	400,000	$0.50
0.567	9,232,424	3.87	0.567	9,232,424	0.567
0.40	6,501,077	3.87	0.40	6,501,077	0.40
	16,133,501		$0.50	16,133,501	$0.50

(f)           Beneficial Conversion Feature and Deemed Dividend

In November 2007, the Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible notes had a beneficial conversion option. Pursuant to EITF 00-27, Issue 15, the Company computed the intrinsic value of the conversion option at $2,610,938 based on a comparison of (a) the proceeds of the convertible debt allocated to the common stock portion of the conversion option by first allocating the proceeds received from the convertible debt offering to the debt and the detachable warrants on a relative fair value basis, and (b) the fair value at the commitment date of the common stock to be received by the Company upon conversion. The excess of (b) over (a) is the intrinsic value of the embedded conversion option of $2,610,938 that has been recognized by the Company as a discount to the notes and amortized using the straight-line method over the stated term; with the unamortized portion being recognized upon the conversion of the notes.

The Company filed the Restated Certificate on March 28, 2008.   Upon filing of the Restated Certificate, the note was automatically converted into 14,787,135 shares of series A preferred stock and warrants to purchase 18,829,756 shares of the common stock. As a result of the automatic conversion of the note into shares of series A preferred stock and warrants, as described above, the Company recognized the value of the warrants and any remaining debt discount upon conversion of the note.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge at March 28, 2008. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the year ended December 31, 2008. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and a reduction to retained earnings.

During the year ended December 31, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible notes to the series A preferred stock and warrants.  At December 31, 2007, deferred debt costs of $21,429 were included in prepaid expenses and other on the consolidated balance sheet. The amortization of debt discounts for the year ended December 31, 2008 was $2,263,661, which has been included in interest expense on the accompanying statement of income and included any remaining balance of the debt discount that was expensed upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

In November 2007, the Company evaluated whether the convertible notes contained embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible notes had a fixed conversion rate of $0.374, the convertible notes were not derivative instruments. The Company analyzed this provision under EITF 05-04 and, although the debt is unconventional, the reset provision is deemed within the Company’s control and therefore it qualified as equity under EITF 00-19

The convertible notes liability is as follows at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Convertible notes payable	$—	$5,525,000
Less: unamortized discount on notes	—	(2,263,661)
Convertible notes, net	$—	$3,261,339

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7 – LOANS PAYABLE

At December 31, 2008 and 2007, loans payable consisted of the following:

	2008	2007
Loan payable to Bank of Communications, due on June 16, 2009 with annual interest at December 31, 2008 of 6.05% secured by assets of the Company.	$291,792	$273,444

Loan payable to Bank of Communications, due on June 10, 2008 with annual interest of 7.23% secured by assets of the Company.	—	410,167

Loan payable to Bank of Communications, due on June 10, 2009 with annual interest at December 31, 2008 of 6.05% secured by assets of the Company.	437,688	—

Loan payable to Industrial and Commercial Bank of China, due on December 16, 2009 with annual interest at December 31, 2008 of 6.42% secured by assets of the Company.	291,792	136,722

Total Current Loans Payable	$1,021,272	$820,333

Other

On October 17, 2008, the Company issued its six-month 17.4% subordinated note in the principal amount of $575,000, for $575,000. Payment of the note was secured by a pledge of 959,000 shares of common stock beneficially owned by the Company’s chief executive officer.  On November 14, 2008, the Company repaid the principal balance of this note in full. As part of the transaction in which the Company issued the note, and contemporaneously with the issuance of the note, the Company entered into a consulting agreement with an affiliate of the lender.  Pursuant to the consulting agreement, the Company paid consulting fees at a rate of $31,662.50 per month while the note was outstanding.    On November 14, 2008, the Company repaid the note and the consulting agreement was cancelled.  In December 2008, the Company issued 96,050 shares of common stock as payment for (i) interest of $6,757 and (ii) consulting fees of $31,663.  The shares were valued at $0.40 per share, the fair value on date of issuance.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related party

Prior to 2008, from time to time, the Company advanced funds to companies partially owned by the Company for working capital purposes and to companies related through family relationships.  These advances are non-interest bearing, unsecured and payable on demand.  Through monthly payments, the affiliated companies repaid these advances.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

At December 31, 2008 and 2007, due from related parties was due from the following:

Name	Relationship	December 31, 2008		December 31, 2007
Wuxi Huayang Yingran Machinery Co. Ltd.	5% cost method investee which was sold in March 2008	$—		$139,524

Wuxi Anyida Machinery Co. Ltd	Company owned by sibling of CEO	437,688	(1)	—

		$437,688		$139,524

(1)
 This loan was made in December 2008 and repaid in January 2009 without interest.  Although the Company does not believe that this loan violates the proscription against loans to directors or executive officers contained in Section 402 of the Sarbanes-Oxley Act of 2002, it is possible that a court might come to a different conclusion

Due to related parties

Wuxi Huayang Boiler (“Boiler”), a company related through common ownership, from time to time, provided advances to the Company for working capital purposes. At December 31, 2008 and 2007, the Company had a payable to Boiler of $0 and $98,541, respectively. These advances were short-term in nature and non-interest bearing.

Purchase of assets from related party

In July 2007, the Company agreed to acquire property from Boiler for an aggregate price of 89,282,500 RMB, or approximately $12,207,000. The Company had previously been a 33% owner of Boiler and, in 2007, the Company sold its interest in Boiler to a related party.  The original purchase price was reduced by 9,196,341RMB, or approximately $1,257,000, which represents the Company’s 33% interest in the appreciation in property prior to the sale of the Company’s interest in Boiler, resulting in a net purchase price of 80,086,159 RMB, or approximately $10,950,000. The property consists of an approximately 100,000 square foot factory, land use rights, employee housing facilities and other leasehold improvements. The purchase price was fully paid by December 31, 2008.  Prior to payment of the purchase price, the Company treated its payments as deposits on long-term assets, which amounted to $11,538,000.  During 2008, the Company received the certificate of land use rights but as of December 31, 2008, had not received the completed title to the buildings. In the first quarter of 2007, the Company initiated the transfer of the title to the facilities and has received verbal approval for the title transfer from the membership committees of the local government. According to the membership committee of the local government, the application submitted for title transfer has been approved and the final step is to pass an environment impact study.  The Company does not anticipate any issues related to the environmental impact study and the title transfer is expected to be completed in the third quarter of 2009. During 2008, upon the receipt of the land use rights and the full payment of the purchase price, the Company reclassified approximately $3,304,000, representing Boiler’s cost of the land use rights to land use rights (See Note 5), reclassified approximately $5,517,000, which represents Boiler’s cost of constructing the factory and related leasehold improvements and employee housing facilities, to property and equipment, and reclassified approximately $2,717,000, which represents the excess of amounts paid by the Company for the land use rights and factory facilities over the original cost of the land use rights and factory facilities acquired, to a distribution to related parties. The difference between the total payments, $11,538,000, and the purchase price of $10,950,000 is treated as a foreign currency translation adjustment.

At December 31, 2008 and 2007, deposits on long-term assets are as follows:

	2008	2007
Factory building and related leasehold improvements – related party	$0	$10,863,706

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

In 2008 and 2007, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% and 33%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIE, Dyeing is subject to these statutory rates. In 2007, pursuant to local taxing regulations, the Company’s VIE, Electric, paid tax under a simplified method of recording under the following formula: (Net revenues x 5% x 33%).   China Wind Systems, Inc. was incorporated in the United States and has incurred an aggregate net operating losses of approximately $987,000 for income tax purposes for the year ended December 31, 2008 and 2007 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. Because the Company’s operations are conducted wholly outside of the United States and the Company does not plan to invest earnings in the United States, the Company has not recognized any United States taxes or income taxes in the British Virgin Islands.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the year ended December 31, 2008 and 2007:

	2008	2007
U.S statutory rates	34.0%	34.0%
US effective rate in excess of China tax rate	(13.7)%	(0.2)%
China income tax exemptions	0.0%	(21.8)%
Non-deductible stock-based compensation and interest	13.4%	1.5%
US valuation allowance	5.3%	0.3%

Total provision for income taxes	39.0%	13.8%

Income tax expense for the year ended December 31, 2008 and 2007 was $2,234,948 and $1,649,430, respectively.

Forgiveness of income and value-added taxes

In 2007, the Chinese local government granted the Huayang Companies a special tax waiver to exempt and release any additional corporate income tax and value added tax liabilities and any related penalties as of September 30, 2007 and for all periods prior to September 30, 2007. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Total tax exemption for the year ended December 31, 2007 is summarized as follows:

VAT tax exemption	$2,944,229
Income tax exemption	3,765,782
Total	$6,710,011

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  For the years ended December 31, 2008 and 2007, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Revenues:
Dyeing and finishing equipment	$22,465,071	$19,793,035
Forged rolled rings and electric power equipment	19,820,414	4,625,350
	42,285,485	24,418,385
Depreciation:
Dyeing and finishing equipment	397,740	367,852
Forged rolled rings and electric power equipment	251,212	230,655
	648,952	598,507
Interest expense:
Dyeing and finishing equipment	-	23,394
Forged rolled rings and electric power equipment	75,159	45,314
Other (a)	2,249,700	397,996
	2,324,859	466,704
Net income (loss):
Dyeing and finishing equipment	3,567,333	9,179,214
Forged rolled rings and electric power equipment	3,067,112	1,743,029
Other (a)	(3,152,182)	(609,502)
	3,482,263	10,312,741
Identifiable assets at December 31, 2008 and December 31, 2007 by segment:
Dyeing and finishing equipment	$17,884,877	$20,219,362
Forged rolled rings and electric power equipment	19,415,748	6,782,580
Other (a)	31,132	1,494,491
	$37,331,757	$28,496,433

Identifiable assets at December 31, 2008 and December 31, 2007 by geographical location:
China	$37,321,465	$28,001,883
United States	10,292	494,550
	$37,331,757	$28,496,433

(a)
The Company does not allocate any general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level. Additionally, other identifiable assets represents assets located in the United States and Hong Kong and are not allocated to reportable segments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 11 -COMMITMENTS

Employment agreement

On December 11, 2008, the Company entered into an employment agreement with its chief financial officer, for an initial term of three years. Pursuant to the agreement, the Company pays the chief financial officer an initial annual salary of $100,000, subject to adjustment.  The Company will also issue to the chief financial officer up to an aggregate of 166,667 shares of common stock of the Company during the initial term of the agreement as follows. The shares shall vest, and are to be issued, on a quarterly basis at the rate of 13,889 shares each calendar quarter, beginning March 31, 2009, until the termination of the agreement.  The shares shall be valued at the market price on the last day of the applicable quarter. The shares shall be subject to a nine month lock-up period from the date of issuance.  If the chief financial officer’s employment is terminated by the Company without cause, he is entitled to a severance payment of the lesser of three months’ salary or the salary remaining under the agreement, as well as any previously declared bonus and any unvested shares.  In the event that the chief financial officer terminates his employment, he shall be entitled to a severance payment equivalent to the lesser of three months’ salary or the salary remaining under the agreement.

NOTE 12 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2006, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing.

For the years ended December 31, 2008 and 2007, statutory reserve activity is as follows:

	Dyeing	Electric	Total
Balance – December 31, 2006	$72,407	$58,762	$131,169
Additional to statutory reserves	—	174,303	174,303
Balance – December 31, 2007	72,407	233,065	305,472
Additional to statutory reserves	—	315,731	315,731
Balance – December 31, 2008	$72,407	$548,796	$621,203

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 13 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company (See Note 14). Foreign exchange and other regulation in PRC may further restrict the Company’s PRC VIEs and subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of December 31, 2008 and 2007, substantially all of the Company’s net assets are attributable to the PRC VIE’s and subsidiary. Accordingly, the Company’s restricted net assets were approximately $37,321,000 and $28,002,000, respectively.

NOTE 14 – OPERATING RISK

Currently, the Company’s revenues are primarily derived from the sale of machinery to customers in the PRC.  The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there is no assurance that the Company will be able to expand its operations.  Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition. The Chinese textile industry has been severely impacted by the worldwide economic downturn, which has resulted in a substantial decline in exports.  Additionally, the export market can also be subject to protectionist measures imposed by importing countries seeking to protect their own industries in a time of a declining demand for products.   As a result, the Company expects to experience a significant decline in the Dyeing segment of its business.  The Company cannot predict when, if at all, business in this segment will improve.  If the Company is not able to generate sufficient business, it may discontinue this phase of our operations and concentrate on our forged rings and electrical power equipment segment.

The forged rolled rings and electric power equipment segment is also dependent upon its customers and potential customers making capital equipment purchases.  To the extent that the worldwide economic downturn continues to affect the PRC, the Company’s customers and potential customers may lack the ability to make capital equipment purchases, which would adversely impact the Company.  The government of the PRC has announced its goals to increase the use of wind power in the PRC.  The Company believes that it may benefit from the stimulus plan of the central government of the PRC, at least to the extent that any stimulus plans encourages the manufacture of wind power equipment.  However the Company cannot predict the amount the nature or extent of these benefits and cannot give any assurance that it will benefit from any programs that may be adopted.

NOTE 15 – SUBSEQUENT EVENTS

In January 2009, Dyeing entered into a loan agreement with Industrial and Commercial Bank of China and borrowed 1,000,000 RMB (approximately $145,896). The loan is due on November 18, 2009, with annual interest at the rate of 6.1065% per annum, the rate being adjusted quarterly based on People’s Bank of China’s base rate plus 1.5% and is secured by certain assets of Dyeing.

In March 2009, the Company sold to two investors its 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 437,500 shares at an exercise price of $0.40 per share.  Pursuant to the related purchase agreements, our chief executive officer placed 1,531,250 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.20 per share, if the Company does not pay the interest on or principal of the notes before such failure becomes an event of default.  Pursuant to the loan documents, in the event of that Leo Wang ceases to be employed by the Company as its chief financial officer, the holders of not less than $126,000 principal amount of the notes, shall have the right, on not less than 60 days’ notice, to declare the notes in default.  If Mr. Wang ceases to be employed by the Company as a result of his death, disability or a termination for cause, than the Company shall have 60 days to replace Mr. Wang with a chief financial officer acceptable to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2009	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

s/ Jianhua Wu	Chief Executive Officer	March 31, 2009
Jianhua Wu	and Director (Principal Executive Officer)

s/ Leo Wang	Chief Financial Officer	March 31, 2009
Leo Wang	(Principal Financial and Accounting Officer)

s/ Lihua Tang	Director	March 31, 2009
Lihua Tang

s/ Xi Liu	Director	March 31, 2009
Xi Liu

s/Gerald Goldberg	Director	March 31, 2009
Gerald Goldberg

s/Raymond Pirtle, Jr.	Director	March 31, 2009
Raymond Pirtle, Jr.