Form 10-Q
period 2009-03-31
China Wind Systems, Inc
filed 2009-05-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  44,679,496 shares of common stock are issued and outstanding as of May 5, 2009.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2009

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	40
Item 4	Controls and Procedures.	41

PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43
Item 6.	Exhibits.	43

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107,910	$328,614
Notes receivable	199,836	269,549
Accounts receivable, net of allowance for doubtful accounts (Note 2)	4,900,064	4,518,259
Inventories, net of reserve for obsolete inventory (Note 3)	2,409,723	1,892,090
Advances to suppliers	101,916	117,795
Due from related party (Note 8)	-	437,688
Prepaid expenses and other	79,240	21,744

Total Current Assets	7,798,689	7,585,739

PROPERTY AND EQUIPMENT - net (Note 4)	26,748,919	25,939,596

OTHER ASSETS:
Land use rights, net (Note 5)	3,789,616	3,806,422

Total Assets	$38,337,224	$37,331,757

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable (Note 7)	$1,314,713	$1,021,272
Accounts payable	2,445,776	2,485,137
Accrued expenses	233,517	187,605
VAT and service taxes payable	-	97,341
Advances from customers	100,096	45,748
Income taxes payable	336,710	569,371

Total Current Liabilities	4,430,812	4,406,474

LONG-TERM LIABILITIES:
Loan payable - net of current portion and debt discount (Note 7)	158,515	-

Total Liabilities	4,589,327	4,406,474

RELATED PARY TRANSACTIONS (Note 8)
COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY: (Note 6)
Preferred stock $0.001 par value;
(March 31, 2009 and December 31, 2008 - 60,000,000 shares authorized, all of which
were designated as series A convertible preferred, 14,028,189 shares issued and outstanding; at March 31, 2009 and December 31, 2008, respectively)	14,028	14,028
Common stock ($0.001 par value; 150,000,000 shares authorized;
44,979,667 and 44,895,546 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively)	44,980	44,896
Additional paid-in capital	15,706,220	15,571,288
Retained earnings	14,231,262	13,639,641
Statutory reserve	675,640	621,203
Other comprehensive gain - cumulative foreign currency translation adjustment	3,075,767	3,034,227

Total Stockholders' Equity	33,747,897	32,925,283

Total Liabilities and Stockholders' Equity	$38,337,224	$37,331,757

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

NET REVENUES	$7,860,867	$8,447,074

COST OF SALES	6,264,218	6,272,826

GROSS PROFIT	1,596,649	2,174,248

OPERATING EXPENSES:
Depreciation	77,530	78,020
Selling, general and administrative	500,948	616,568

Total Operating Expenses	578,478	694,588

INCOME FROM OPERATIONS	1,018,171	1,479,660

OTHER INCOME (EXPENSE):
Interest income	230	5,633
Interest expense	(23,671)	(2,259,694)
Foreign currency loss	(11)	-
Debt issuance costs	(12,000)	(21,429)

Total Other Income (Expense)	(35,452)	(2,275,490)

INCOME (LOSS) BEFORE INCOME TAXES	982,719	(795,830)

INCOME TAXES	336,661	454,031

NET INCOME (LOSS)	646,058	(1,249,861)

DEEMED PREFERRED STOCK DIVIDEND	-	(2,884,062)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$646,058	$(4,133,923)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$646,058	$(1,249,861)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	41,540	1,007,245

COMPREHENSIVE INCOME (LOSS)	$687,598	$(242,616)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,964,840	37,484,504
Diluted	58,993,029	37,484,504

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	Match 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$646,058	$(1,249,861)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation	175,113	159,062
Amortization of debt discount to interest expense	1,500	2,263,661
Amortization of debt offering costs	-	21,429
Amortization of land use rights	21,585	2,784
Increase in allowance for doubtful accounts	1,109	-
Stock-based compensation expense	42,031	45,000
Changes in assets and liabilities:
Notes receivable	70,041	-
Accounts receivable	(377,183)	(1,263,740)
Inventories	(515,182)	(1,136,507)
Prepaid and other current assets	(57,485)	(49,696)
Advances to suppliers	16,025	320,583
Due from related party	438,174	-
Accounts payable	(42,397)	(1,225,962)
Accrued expenses	45,669	7,150
VAT and service taxes payable	(97,450)	62,655
Income taxes payable	(233,343)	(64,183)
Advances from customers	54,282	10,804

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	188,547	(2,096,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	-	96,650
Proceeds from sale of cost-method investee	-	34,840
Deposit on long-term assets - related party	-	(822,212)
Purchase of property and equipment	(951,736)	(3,907)

NET CASH USED IN INVESTING ACTIVITIES	(951,736)	(694,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	542,116	139,360
Proceeds from exercise of warrants	-	187,340
Payments on related party advances	-	(100,441)

NET CASH PROVIDED BY FINANCING ACTIVITIES	542,116	226,259

EFFECT OF EXCHANGE RATE ON CASH	369	120,480

NET DECREASE IN CASH	(220,704)	(2,444,711)

CASH - beginning of year	328,614	5,025,434

CASH - end of period	$107,910	$2,580,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$21,264	$16,752
Income taxes	$580,004	$518,214

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$92,985	$-
Deemed preferred stock dividend reflected in paid-in capital	$-	$2,884,062
Convertible notes converted to series A preferred stock	$-	$5,525,000

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc. The Company manufactures and sells textile dyeing and finishing machines and manufactures and sells high precision forged rolled rings for the wind power industry and other industries specialty equipment used in the production of coal generated electricity through its affiliates, Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”), and through its wholly-owned subsidiary, Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”).

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

Wuxi Huayang Electrical Power Equipment Co., Ltd. and Wuxi Fulland Wind Energy Equipment Co., Ltd.

Electric a Chinese limited liability company and was formed under laws of the People’s Republic of China on May 21, 2004.  On August 27, 2008, the Company incorporated Fulland Wind Energy.  Fulland owns 100% of Fulland Wind Energy, which is a WFOE organized under the laws of the PRC. Beginning in April 2007, Electric began to produce large-scaled forged rolled rings for the wind-power and other industries that are up to three meters in diameter.  Commencing in 2008, the sale of rolled rings accounted for more than 88% of Electric’s revenue.   In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Fulland Wind Energy manufactures forged rolled rings in the Company’s new facilities.  In addition to forged rolled rings, Electric continues to manufacture electric power auxiliary apparatuses (including coking equipment). Electric equipment products mainly include various auxiliary equipment of power stations, chemical equipment, dust removal and environmental protection equipment, and metallurgy non- standard equipment. The Company refers to this segment of its business as the forged rolled rings and electric power equipment division

Basis of presentation; management’s responsibility for preparation of financial statements

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008.

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
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” As a VIE, the Huayang Companies’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Huayang Companies that require consolidation of the Company’s and the Huayang Companies financial statements.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, the calculation of the value of any beneficial conversion feature related to convertible debt, and warrants granted upon the conversion of debt to preferred stock.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2009 and December 31, 2008, the Company’s bank deposits by geographic area were as follows:

	March 31, 2009		December 31, 2008
Country:
United States	$11,619	10.8%	$832	0.3%
China	96,291	89.2%	327,782	99.7%
Total cash and cash equivalents	$107,910	100.0%	$328,614	100.0%

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $199,836 at March 31, 2009 and $269,549 at December 31, 2008.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2009 and December 31, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $877,064 and $874,856, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $79,269 and $79,170 at March 31, 2009 and December 31, 2008, respectively.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2009 and 2008.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings, and electric equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at March 31, 2009 and December 31, 2008 amounted to $100,096 and $45,748, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $66,432 and $57,463 for the three months ended March 31, 2009 and 2008, respectively.

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

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2009 and 2008, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the quarter ended March 31, 2009 and 2008 was $369 and $120,480, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2009 and December 31, 2008 were translated at 6.8456 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2009 and 2008 were 6.84659 RMB and 7.17568 RMB to $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

	Three Months ended March 31,
	2009	2008
Net income (loss) allocable to common shareholders for basic and diluted net income (loss) per common share	$646,058	$(4,133,923)

Weighted average common shares outstanding – basic	44,964,840	37,484,504
Effect of dilutive securities:
Series A convertible preferred stock	14,028,189	-
Weighted average common shares outstanding– diluted	58,993,029	37,484,504
Net income (loss) per common share - basic	$0.01	$(0.11)
Net income (loss) per common share - diluted	$0.01	$(0.11)

The Company's aggregate common stock equivalents at March 31, 2009 and 2008 include the following:

	2009	2008
Warrants	16,571,001	18,906,756
Series A preferred stock	14,028,189	14,787,135
Total	30,599,190	33,693,891

Using the treasury stock method, there was no dilution resulting from the outstanding warrants.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations which occur after March 31, 2009. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have any material impact on the preparation of its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on the preparation of its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have any impact on its consolidated financial position and results of operations.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The requirements of (FSP) No. EITF 03-6-1 as well as the impact of its adoption did not have any impact on the Company’s consolidated financial statements.

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

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5).  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with down-round provisions.  Down-round provisions are designed to protect an investor in the event the issuer issues securities at a lower price or with a lower exercise or conversion price.  Convertible instruments and warrants which are derivatives and have such provisions will no longer be recorded in equity.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  After reviewing FAS 133 and EITF 07-5, the Company does not believe that EITF 07-5 has a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2009 and December 31, 2008, accounts receivable consisted of the following:

	March 31, 2009	December 31, 2008
Accounts receivable	$5,777,128	$5,393,115
Less: allowance for doubtful accounts	(877,064)	(874,856)
	$4,900,064	$4,518,259

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 - INVENTORIES

At March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$1,073,316	$1,054,182
Work in process	407,241	254,960
Finished goods	1,008,435	662,118
	2,488,992	1,971,260
Less: Reserve for obsolete inventory	(79,269)	(79,170)
	$2,409,723	$1,892,090

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property and equipment consist of the following:

	Useful Life	2009	2008
Office equipment and furniture	5 Years	$99,686	$99,561
Manufacturing equipment	5 – 10 Years	15,355,800	14,754,250
Vehicles	5 Years	79,472	79,372
Construction in progress	-	286,612	207,605
Building and building improvements	20 Years	14,712,628	14,404,419
		30,534,198	29,545,207
Less: accumulated depreciation		(3,785,279)	(3,605,611)

		$26,748,919	$25,939,596

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $175,113 and $159,062, respectively, of which $97,583 and $83,826, respectively, is included in cost of sales.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

 NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are valued at a fixed amount, which is RMB 27,000,795 at March 31, 2009 and the dollar value of the land use right fluctuates based on the exchange rate.  In 2008, in connection with the acquisition of land use rights from a related party, the Company received the certificate of land use rights from the government. At the time the Company received the land use rights, $5,617,000 was carried as a deposit on long-term assets.  As a result of the grant of the land use rights, the Company reclassified this amount as follows: (i) approximately $3,304,000 to land use rights and (ii) approximately $2,313,000 to distributions to related parties (see Note 8).  The distribution to relate parties represents the amount by which the Company’s purchase price for the land uses right exceeds the cost of the land use rights to the related parties. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2009 and 2008, amortization of land use rights amounted to $21,585 and $2,784, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

 NOTE 5 – LAND USE RIGHTS (continued)

At March 31, 2009 and December 31, 2008, land use rights consist of the following:

	Useful Life	2009	2008
Land Use Rights	45 - 50 years	$3,944,256	$3,939,307
Less: Accumulated Amortization		(154,640)	(132,885)
		$3,789,616	$3,806,422

Amortization of land use rights attributable to future periods is as follows:

Period ending March 31:
2010	$86,352
2011	86,352
2012	86,352
2013	86,352
Thereafter	3,444,208
$3,789,616

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock

On January 1, 2009, the Company issued 70,000 shares of its common stock for investor relation services. The Company valued these shares at the fair value of the common shares on date of grant of $35,000, or $0.50 per share, and recorded professional fees of $35,000.

On March 3, 2009, the Company issued 232 shares of its common stock for services rendered. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $87.

On March 31, 2009, the Company issued 13,889 shares of its common stock to its chief financial officer for services rendered pursuant to an employment agreement.  The shares were valued at fair value on the date of grant, and the Company recorded stock-based compensation of $6,944.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(b)  Conversion of Convertible Notes; Restatement of Certificate of Incorporation

On November 13, 2007, the Company entered into a securities purchase agreement with three accredited investors.  Pursuant to the agreement, the Company issued and sold to the investors, for $5,525,000, the Company’s 3% convertible subordinated notes in the principal amount of $5,525,000.  At the time of the financing, the Company did not have any authorized shares of preferred stock.  On March 28, 2008, upon the filing of both a restated certificate of incorporation, which created a series of preferred stock and gave the board of directors broad authority to create one or more series of preferred stock, and  a statement of designation that set forth the rights, preferences, privileges and limitations of the holders of the series A preferred stock, these notes were automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares at $0.92 per share, subject to adjustment.  The restated certificate of incorporation increased the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares are designated as common stock, par value of $.001 per share, and (ii) 60,000,000 shares are designated as preferred stock, par value of $.001 per share.

(c)           Series A Preferred Stock

The series A preferred stock has the following rights, preferences and limitations:

●	There are 60,000,000 authorized shares of series A preferred stock.

●
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

●
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

●	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock have a liquidated preference of $.374 per share.

●
Each share of series A preferred stock is convertible (subject to the 4.9% limitations described below) into one share of common stock, subject to adjustment, at the option of the holders, at any time.

●
All of the outstanding shares of series A preferred stock shall be automatically converted into common stock upon the close of business on the business day immediately preceding the date fixed for consummation of any transaction resulting in a change of control of the Company, as defined in the statement of designation.

●
The holders may not convert the series A preferred stock to the extent that such conversion would result in the holder and its affiliates beneficially owning more than 4.9% of the Company’s common stock.  This provision may not be waived or amended.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(d)           Securities Purchase Agreement

Pursuant to the securities purchase agreement relating to the Company’s November 2007 private placement, as amended:

●
The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors.  The Company is presently in compliance with this covenant.  If the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the securities purchase agreement, or 75 days for a reason which is not an excused reason, the Company would be required to pay liquidated damages.

●
The Company agreed to have a qualified chief financial officer.  If the Company cannot hire a qualified chief financial officer promptly upon the resignation or termination of employment of a former chief financial officer, the Company may engage an accountant or accounting firm to perform the duties of the chief financial officer.  In no event shall the Company either (i) fail to file an annual, three months or other report in a timely manner because of the absence of a qualified chief financial officer, or (ii) not have a person who can make the statements and sign the certifications required to be filed in an annual or three monthly report under the Securities Exchange Act of 1934.

●
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

●
The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008.  The registration rights agreement provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The Company filed its registration on February 14, 2008 and it was declared effective on June 13, 2008. No liquidated damages were incurred and accordingly, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, no liability was recorded.

●	The Investors have a right of first refusal on future financings.

●
Until the earlier of November 13, 2011 or such time as the Investors shall have sold all of the underlying shares of common stock, the Company is restricted from issuing convertible debt or preferred stock.

●
Until the earlier of November 13, 2010 or such time as the Investors have sold 90% of the underlying shares of common stock, the Company’s debt cannot exceed twice the preceding four quarters earnings before interest, taxes, depreciation and amortization.

●
The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

●
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

●
With certain exceptions, until the Investors have sold all of the underlying shares of Common Stock, if the Company sells common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the preferred stock, the conversion price of the series A preferred stock and the exercise price of the warrants is reduced to the lower price.

(e)           Warrants

On March 23, 2009, in connection with the Company’s sale to two investors of its 18-month, 15% notes in the aggregate principal amount of $250,000, the Company issued five-year warrants to purchase 437,500 shares at an exercise price of $0.40 per share.  These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS 123R using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years.

There was no warrant activity during the three months ended March 31, 2008.  Warrant activity for the three months ended March 31, 2009 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	16,133,501	$0.50
Granted	437,500	0.40
Exercised	-	-
Balance at end of period	16,571,001	$0.50

Warrants exercisable at end of period	16,571,001	$0.50

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.50	400,000	3.62	$0.50	400,000	$0.50
0.567	9,232,424	3.62	0.567	9,232,424	0.567
0.40	6,938,577	3.71	0.40	6,938,577	0.40
	16,571,001		$0.50	16,571,001	$0.50

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(f)           Beneficial Conversion Feature and Deemed Dividend

In November 2007, the Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible notes had a beneficial conversion option. In fiscal 2007, pursuant to EITF 00-27, Issue 15, the Company computed the intrinsic value of the conversion option at $2,610,938 based on a comparison of (a) the proceeds of the convertible debt allocated to the common stock portion of the conversion option by first allocating the proceeds received from the convertible debt offering to the debt and the detachable warrants on a relative fair value basis, and (b) the fair value at the commitment date of the common stock to be received by the Company upon conversion. The excess of (b) over (a) is the intrinsic value of the embedded conversion option of $2,610,938 that has been recognized by the Company as a discount to the notes and amortized using the straight-line method over the stated term; with the unamortized portion being recognized upon the conversion of the notes.

The Company filed the restated certificate of incorporation on March 28, 2008.   Upon filing of the restated certificate of incorporation, the note was automatically converted into 14,787,135 shares of series A preferred stock and warrants to purchase 18,829,756 shares of the common stock. As a result of the automatic conversion of the note into shares of series A preferred stock and warrants, as described above, the Company recognized the value of the warrants and any remaining debt discount upon conversion of the note.

At November 13, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $2,884,062 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.84%), (2) expected warrant life of 5 years, (3) expected volatility of 150%, and (4) 0% expected dividend. As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants on March 28, 2008, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge on March 28, 2008. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the three months ended March 31, 2008. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and a reduction to retained earnings.

For the three months ended March 31, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible notes to the series A preferred stock and warrants.  The amortization of debt discounts for the three months ended March 31, 2009 and 2008 was $1,500 and $2,263,661, respectively, which has been included in interest expense on the accompanying statements of income.   For the three months ended March 31, 2008, amortization of debt discounts included any remaining balance of the debt discount that was expensed upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

On March 28, 2008, the Company evaluated the application of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133) and concluded that the preferred shares and warrants associated with the November 13, 2007 financing did not meet the definition of a derivate financial instrument.  Derivative financial instruments, as defined in FAS 133 consist of financial instruments or other contracts that contain all three of the following characteristics: i) the financial instrument has a notional amount and one or more underlying, e.g. interest rate, security price or other variable, ii) require no initial net investment and iii) permits net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Paragraph 9 of FAS 133 defines net settlement.  In order for the net settlement requirement to be met, the contract must meet one of the three tests listed in paragraph 9.

Since there is no net settlement provision in the contract and no market mechanism that facilitates net settlement that would cause the contract to meet the criteria in paragraphs 9(a) and 9(b), we analyzed paragraph 9(c) of Statement 133 which provides that a contract that requires delivery of the assets associated with the underlying has the characteristic of net settlement if those assets are readily convertible to cash. Footnote 5 to that paragraph makes explicit reference to the use of the phrase readily convertible to cash in paragraph 83(a) of FASB Concepts Statement No. 5, Recognition and Measurement in Financial Statements of Business Enterprises.

An asset (whether financial or nonfinancial) can be considered to be readily convertible to cash, as that phrase is used in paragraph 9(c), only if the net amount of cash that would be received from a sale of the asset in an active market is either equal to or not significantly less than the amount an entity would typically have received under a net settlement provision

At the time of the November 2007 private placement, there was no market for the Company’s common stock.  Prior to the financing the Company was a blank check shell with no business.  At the time that the convertible notes were converted into preferred stock and warrants, there was still no active market in the Company’s common stock.

On March 28, 2008, in connection with the conversion of the convertible notes and warrants, the Company issued to the investors warrants to purchase a total of more than 18,800,000 shares of common stock.  On that date there were approximately 37,400,000 shares of common stock outstanding.  Thus, the warrants, at the time of issuance, represented more than 50% of the outstanding common stock.

Since the (i)the number of shares issuable upon exercise of the warrants, (ii) the relationship between the number of warrants and the outstanding common stock, (iii) the lack of an active market in the stock, (iii) the fact that the common stock is not listed on an exchange and was not so listed at the time the warrants were issued, (iv) the fact that the underlying common stock was not registered with the Securities and Exchange Commission, and (v) the fact that relatively modest sales would have a depressing effect on the market price of the common stock demonstrate that the net settlement test is not met and the warrants are not considered a derivative instrument..

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 7 – LOANS PAYABLE

At March 31, 2009 and December 31, 2008, loans payable consisted of the following:

	2009	2008
Loan payable to Bank of Communications, due on June 16, 2009 with annual interest at March 31, 2009 of 6.05% secured by assets of the Company.	$292,158	$291,792

Loan payable to Bank of Communications, due on June 10, 2009 with annual interest at March 31, 2009 of 6.05% secured by assets of the Company.	438,238	437,688

Loan payable to Industrial and Commercial Bank of China, due on December 16, 2009 with annual interest at March 31, 2009 of 6.42% secured by assets of the Company.	292,159	291,792

Loan payable to Industrial and Commercial Bank of China, due on November 18, 2009 with annual interest at March 31, 2009 of 6.1065% the rate being adjusted quarterly based on People’s Bank of China’s base rate plus 1.5% secured by assets of the Company.	146,079	-

Loan payable to individual, due on January 9, 2010, with annual interest of 10% per annum.	146,079	-

Principal amount of loan payable to investors, due on September 23, 2010, with annual interest of 15% per annum (see (a) below).	250,000	-
Total loans payable	1,564,713	1,021,272

Less: current portion of loans payable	(1,314,713)	(1,021,272)
Long-term loans payable	250,000	-

Less: debt discount (a)	(91,485)	-

Long-term loans payable – net	$158,515	$-

(a)
In March 2009, the Company sold to two investors its 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 437,500 shares at an exercise price of $0.40 per share.  Pursuant to the related purchase agreements, our chief executive officer placed 1,531,250 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.20 per share, if the Company does not pay the interest on or principal of the notes before such failure becomes an event of default.  Pursuant to the loan documents, in the event of that Leo Wang ceases to be employed by the Company as its chief financial officer, the holders of not less than $126,000 principal amount of the notes, shall have the right, on not less than 60 days’ notice, to declare the notes in default.  If Mr. Wang ceases to be employed by the Company as a result of his death, disability or a termination for cause, than the Company shall have 60 days to replace Mr. Wang with a chief financial officer acceptable to investors. The debt discount of $91,485 represents the value of the warrants issued in connection with this note.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related party

At March 31, 2009 and December 31, 2008, due from related parties was due from the following:

Name	Relationship	March 31, 2009	December 31, 2008

Wuxi Anyida Machinery Co. Ltd	Company owned by sibling of CEO (1)	-	437,688

		$-	$437,688

(1)
This loan was made in December 2008 and repaid in January 2009 without interest.  Although the Company does not believe that this loan violates the proscription against loans to directors or executive officers contained in Section 402 of the Sarbanes-Oxley Act of 2002, it is possible that a court might come to a different conclusion.

Purchase of assets from related party

In July 2007, the Company agreed to acquire property from Boiler for an aggregate price of 89,282,500 RMB, or approximately $12,207,000. The Company had previously been a 33% owner of Boiler and, in 2007, the Company sold its interest in Boiler to a related party.  The original purchase price was reduced by 9,196,341RMB, or approximately $1,257,000, which represents the Company’s 33% interest in the appreciation in property prior to the sale of the Company’s interest in Boiler, resulting in a net purchase price of 80,086,159 RMB, or approximately $10,950,000. The property consists of an approximately 100,000 square foot factory, land use rights, employee housing facilities and other leasehold improvements. The purchase price was fully paid by December 31, 2008.  Prior to payment of the purchase price, the Company treated its payments as deposits on long-term assets, which amounted to $11,538,000.  During 2008, the Company received the certificate of land use rights but as of December 31, 2008 had not received the completed title to the buildings until March 2009. During 2008, upon the receipt of the land use rights and the full payment of the purchase price, the Company reclassified approximately $3,304,000, representing Boiler’s cost of the land use rights to land use rights (See Note 5), reclassified approximately $5,517,000, which represents Boiler’s cost of constructing the factory and related leasehold improvements and employee housing facilities, to property and equipment, and reclassified approximately $2,717,000, which represents the excess of amounts paid by the Company for the land use rights and factory facilities over the original cost of the land use rights and factory facilities acquired, to a distribution to related parties. The difference between the total payments, $11,538,000, and the purchase price of $10,950,000 is treated as a foreign currency translation adjustment.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2009 and 2008, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIE, Dyeing and Electric are subject to these statutory rates.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  For the three months ended March 31, 2009 and 2008, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three month ended March 31, 2009 and 2008 is as follows:

	2009	2008
Revenues:
Dyeing and finishing equipment	$3,529,441	$4,653,138
Forged rolled rings and electric power equipment	4,331,426	3,793,936
	7,860,867	8,447,074
Depreciation:
Dyeing and finishing equipment	100,107	97,838
Forged rolled rings and electric power equipment	75,006	61,224
	175,113	159,062
Interest expense:
Dyeing and finishing equipment	-	-
Forged rolled rings and electric power equipment	21,264	16,752
Other (a)	2,407	2,242,942
	23,671	2,259,694
Net income (loss):
Dyeing and finishing equipment	464,503	704,386
Forged rolled rings and electric power equipment	424,036	640,949
Other (a)	(242,481)	(2,595,196)
	646,058	(1,249,861)
Identifiable assets at March 31, 2009 and December 31, 2008 by segment:
Dyeing and finishing equipment	$17,595,919	$17,884,877
Forged rolled rings and electric power equipment	20,709,971	19,415,748
Other (a)	31,334	31,132
	$38,337,224	$37,331,757

Identifiable assets at March 31, 2009 and December 31, 2008 by geographical location:
China	$38,306,030	$37,321,465
United States	31,194	10,292
	$38,337,224	$37,331,757

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of March 31, 2009, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing.

For the three months ended March 31, 2009, statutory reserve activity is as follows:

	Dyeing	Electric	Total
Balance – December 31, 2008	72,407	548,796	621,203
Additional to statutory reserves	-	54,437	54,437
Balance – March 31, 2009	$72,407	$603,233	$675,640

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our revenues are derived from two unrelated businesses – (1) the manufacture of dyeing & finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). We market products from these two segments with independent marketing groups to different customer bases.

Historically, the dyeing and finishing equipment business has been the principal source of our revenue and operating income, accounting for 44.9% of revenue for the three months ended March 31, 2009 and 55.1% of revenues for the three months ended March 31, 2008.  Substantially all of our sales of these products are made to companies in the PRC. As a result, we are dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC, or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, as the textile industry seeks to lower costs by purchasing equipment that uses the most technological developments to improve productivity, reduce costs and have less adverse environmental impact, if we are not able to offer products utilizing the most current technology, our ability to market our products will suffer. The Chinese textile industry has been severely impacted by the worldwide economic downturn, which has resulted in a substantial decline in exports.  Additionally, the export market can also be subject to protectionist measures imposed by importing countries seeking to protect their own industries in a time of a declining demand for products.    As a result, we are experiencing a significant decline in this segment of our business, and we cannot predict when, if at all, business in this segment will improve.  If we are not able to generate sufficient business, we may discontinue this phase of our operations and concentrate on our forged rings and electrical power equipment segment.

In our forged rolled rings and electrical power equipment segment, we manufacture high precision forged rolled rings for the wind power industry and other industries. Additionally, we also manufacture specialty equipment used in the production of coal generated electricity. Revenue from our forged rolled rings and electrical power equipment segment accounted for 55.1% of revenues for the three months ended March 31, 2009, and 44.9% of revenues for the three months ended March 31, 2008.

The following table sets forth information as to revenue of our forged rolled rings and electrical power equipment segment in dollars and as a percent of revenue:

	Three months ended March 31,
	2009		2008
	Dollars	%	Dollars	%
Forged rolled rings - wind power industry	$2,724,131	62.9%	$961,290	25.4%
Forged rolled rings – other industries	1,607,295	37.1%	2,242,976	59.1%
Electrical equipment	-	-	589,670	15.5%

Total	$4,331,426	100%	$3,793,936	100%

We expect that rolled rings will become a more significant percentage of total revenues in the future, and, in this connection we have expanding our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry. We experienced a decrease in revenues from forged rolled rings – other industries as discussed below in results of operations,

In 2007, we purchased property from an affiliated company for a net price of approximately $10,950,000. The property consists of an approximately 100,000 square foot factory, land use rights, employee housing facilities and other leasehold improvements.  We are using this new facility to manufacture forged rolled rings and other components for use in the wind power and other industries.  With our expanded facilities designed to accommodate the manufacture of rolled rings with larger diameters, we plan to develop products designed to meet the needs of the wind power industry. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

In addition to manufacturing forged rolled rings, we market electrical power equipment to operators of coal-fired electricity generation plants. Our ability to market these products is dependent upon the continued growth of coal-generated power plants and our ability to offer products that enable the operators of the power plants to produce electricity through a cleaner process than would otherwise be available at a reasonable cost. To the extent that government regulations are adopted that require the power plants to reduce or eliminate polluting discharges from power plants, our equipment would need to be redesigned to meet such requirements.  With the completion of our new plant facilities we have concentrated our marketing effort to the wind-related forging business, and have reduced our marketing effort directed to the electrical power equipment markets.  As a result of this shift in marketing combined with the commencement of operations at our new forging facility and the seasonable swings in business resulting from the Chinese New Year holiday, we did not receive any orders for our auxiliary electric power equipment segment during the first quarter of 2009.  We also believe that potential customers in this market are seeking price reductions which could impair our overall gross margins.  Our revenue from the sale of electric power equipment was 5.5% of total revenue in 2008.  We do not expect to generate significant revenue from the sale of electrical power equipment during the remainder of 2009.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

Variable Interest Entities

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

Accounts receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable.  We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As a basis for accurately estimating the likelihood of collection has been established, we consider a number of factors when determining reserves for uncollectable accounts.   We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Should we become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  In 2008, in connection with the acquisition of a factory, leasehold improvement and employee facilities from a related party, we reclassified approximately $5,517,000, which represents the related party’s cost of constructing the factory and related leasehold improvements and employee housing facilities to property and equipment and reclassified approximately $404,000, which represents the excess of amounts paid by the Company for the factory facilities over the original cost of the factory facilities acquired, to a distribution to related parties. These amounts have previously been classified as deposits of long-term assets – related party.  Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

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

Land use rights

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted with a term of 45  or 50 years.  Any transfer of the land use right requires government approval.  We have recorded as an intangible asset the costs paid to acquire a land use right. The land use rights are amortized on the straight-line method over the land use right terms.  In 2008, in connection with the acquisition of land use rights from a related party, we received the certificate of land use rights from the government. At the time we received the land use rights, $5,617,000 was carried as a deposit on long-term assets – related party.  As a result of the grant of the land use rights, we reclassified this amount as follows: (i) approximately $3,304,000 to land use rights and (ii) approximately $2,313,000 to distributions to related parties.  The distribution to related parties represents the amount by which our purchase price for the land use right exceeds the cost of the land use rights by the related parties.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forging of parts, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. We had no research and development expenses during the three months ended March 31, 2009 and 2008.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) may have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have an effect on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the three months ended December 31, 2009. The adoption of the requirements of EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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

At its June 25, 2008 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5).  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with down-round provisions.   Convertible instruments and warrants which are derivatives and have down-round protection will no longer be recorded in equity.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  After reviewing FAS 133 and EITF 07-5, we do not believe that EITF 07-5 has a material effect on the Company’s financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues:

	Three Months Ended March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
NET REVENUES	$7,860,867	100.0%	$8,447,074	100.0%

COST OF REVENUES	6,264,218	79.7%	6,272,826	74.3%

GROSS PROFIT	1,596,649	20.3%	2,174,248	25.7%

OPERATING EXPENSES	578,478	7.3%	694,588	8.2%

INCOME FROM OPERATIONS	1,018,171	13.0%	1,479,660	17.5%

OTHER INCOME (EXPENSES)	(35,452)	0.5%	(2,275,490)	(26.9)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	982,719	12.5%	(795,830)	(9.4)%

PROVISION FOR INCOME TAXES	336,661	4.3%	454,031	5.4%

NET INCOME (LOSS)	646,058	8.2%	(1,249,861)	(14.8)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	41,540	0.5%	1,007,245	11.9%

COMPREHENSIVE INCOME (LOSS)	$687,598	8.7%	$(242,616)	(2.9)%

The following table sets forth information as to the gross margin for our two lines of business for the three months ended March 31, 2009 and 2008.

	Three Months Ended December 31,
	2009	2008
Dyeing and finishing equipment:
Revenue	$3,529,441	$4,653,138
Cost of sales	2,778,325	3,439,227
Gross profit	751,116	1,213,911
Gross margin	21.3%	26.1%

Forged rolled rings and electric power equipment:
Revenue	$4,331,426	$3,793,936
Cost of sales	3,485,893	2,833,599
Gross profit	845,533	960,337
Gross margin	19.5%	25.3%

Revenues. For the three months ended March 31, 2009, we had revenues of $7,860,867, as compared to revenues of $8,447,074 for the three months ended March 31, 2008, a decrease of approximately 6.9%. The decrease in total revenue was attributable to decrease in Dyeing revenues offset by an increase in revenue from forged rolled rings and is summarized as follows:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$3,529,441	$4,653,138	$(1,123,697)	(24.1)%
Forged rolled rings - wind power industry	2,724,131	961,290	1,762,841	183.4%
Forged rolled rings – other industries	1,607,295	2,242,976	(635,681)	(28.3)%
Electrical equipment	-	589,670	(589,670)	(100.0)%

Total net revenues	$7,860,867	$8,447,074	$(586,207)	6.9%

The decrease in revenues from the sale of dyeing and finishing equipment was attributable to decreased sales of our equipment to the textile industry due to the impact that the global recession had on the textile industry in China.  We have experienced, and we are continuing to experience, a decline in orders for our textile dyeing machines and domestic competition have required us to lower our selling prices to compete with other companies in China that sell similar products. We are currently evaluating the market and cannot predict when the textile market will recover from this downturn.  Although we believe that recent policy measures initiated by the Chinese government may stimulate the textile industry and we have seen an increase in orders for textile equipment, we are experienced pricing pressures from other suppliers. We cannot predict the level of revenues associated with the lowering of our sale price as we continue to evaluate profitability.  However, we do not plan to seek or accept orders at prices which we do not believe will generate an acceptable margin.

Revenues from forging of rolled rings for the wind power industry amounted to $2,724,131 and revenues from other forging operations amounted to $1,607,295.  Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 183% in the quarter compared to the same quarter in 2008, while we experienced a 28% decline in forging revenues from other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry.  As the wind power industry continues to grow, we expect the shortage of key components such as gearboxes and bearings to continue.  As a result, we expect to see continued demand for our forged products coming from the wind power industry.  As described under “Overview,” we did not generate any revenue from auxiliary electric power equipment during the three months ended March 31, 2009.  As China continues to promote renewable energy and environmental sustainability while seeking to expand its economy, we expect to gradually move away from the auxiliary electric power equipment business (which generated about 5.5% of our revenue in 2008) and focus more on the forging business, particularly for the wind power industry.

Cost of sales. Cost of sales for the three months ended March 31, 2009 decreased $8,608, or 0.1%, from $6,272,826 for the three months ended March 31, 2008 to $6,264,218 for the three months ended March 31, 2009. Cost of goods sold for Dyeing was $2,778,325 for the three months ended March 31, 2009, as compared to $3,439,227 for the same period year in 2008. Cost of sales related to the manufacture of forged rolled rings and other components was $3,485,893 for the three months ended March 31, 2009 as compared to $2,833,599 for the same period year 2008.

Gross profit and gross margin. Our gross profit was $1,596,649 for the three months ended March 31, 2009 as compared to $2,174,248 for the same period in 2008, representing gross margins of 20.3% and 25.7%, respectively. Gross profit for Dyeing was $751,116 for the three months ended March 31, 2009 as compared to $1,213,911 for the comparable period in 2008, representing gross margins of approximately 21.3% and 26.1%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during that period as well as a reduction of our sales price due to stronger competition resulting from the downturn in the textile industry in China. Gross profit from forged rolled rings was $845,533 for the three months ended March 31, 2009 as compared to $960,337 for the same period in 2008, representing gross margins of approximately 19.5% and 25.3%, respectively. The decrease in our gross margin for forging was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers, and operational inefficiencies as we operated at low production levels, as we manufactured sample units for customers, but incurred significant start-up costs in addition to the normal fixed-costs associated with operating our new forging facilities.  Some of the costs incurred in the first quarter related to costs of test production runs, utilities to power our new production ovens, and payroll costs. We expect gross margins to improve as we become more efficient and produce larger quantities for inventory.

Depreciation. Depreciation was $175,113 for the three months ended March 31, 2009 and $159,062 for the comparable period in 2008, of which $97,583 in the 2009 quarter and $81,042 in the 2008 quarter is included in cost of sales and $77,530 in the 2009 quarter and $78,020 in the 2008 quarter is included in operating expenses. Commencing in the second quarter of 2009, we will commence depreciation on our new factory building and related equipment, which will increase our depreciation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $500,948 for the three months ended March 31, 2009, as compared to $616,568 for the same period in 2008, a decrease of $115,620 or approximately 18.8%. Selling, general and administrative expenses consisted of the following:

	2009	2008
Professional fees	$147,559	$241,705
Bad debt	1,109	-
Compensation and related benefits	102,664	119,816
Travel	38,268	82,392
Other	211,348	172,655
	$500,948	$616,568

●
For the three months ended March 31, 2008, we incurred additional legal expense of approximately $110,000 related to the filing of a registration statement covering stock issuable upon exercise of warrants.

●
Bad debt increased by $1,109. In 2008, we did not have any bad debt expense.  Based on our periodic review of accounts receivable balances, we recorded bad debt expense and increased the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●
Compensation and related benefits decreased for the three months ended March 31, 2009 by $17,152, or 14.3%, as compared to the same period in 2008. For the three months ended March 31, 2009, we had an increase in compensation and related benefits of $8,317 in both our dying and rolled rings operations resulting from the expansion of our rolled rings operations, and net decrease in compensation for our unallocated overhead of $25,469 consisting of a decrease in stock-based compensation of $37,969 offset by an increase in executive compensation of $12,500.

●
Travel expense for the three months ended March 31, 2009 decreased by $44,124, or 53.6%, as compared to the same period in 2008. The decrease is related to a decrease in travel by sales personnel and engineers as well as decreased travel for investor road shows.

●	Other selling, general and administrative expenses increased by $38,693 for the three months ended March 31, 2009 as compared with the same period in 2008.

Income from operations. For the three months ended March 31, 2009, income from operations was $1,018,171, as compared to $1,479,660 for the three months ended December 31, 2008, a decrease of $461,489 or 31.2%.

Other income (expenses). For the three months ended March 31, 2009, other expense amounted to $35,452 as compared to other expense of $2,275,490 for the same period in year 2008.  For the three months ended March 31, 2009, other income (expense) included:

●
interest expense of $23,671, consisting of non-cash interest expense of $1,500 from the amortization of debt discount arising from our March 2009 financing and interest expense of $22,171 incurred on our outstanding loans:;

●	amortization of debt issuance costs of $12,000; and

●	nominal foreign currency losses and interest income.

For the three months ended March 31, 2008, other expenses included:

●
non-cash interest expense of $2,263,661from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement offset by the reversal of accrued interest of $20,719;

●	amortization of debt issuance costs of $21,429, and

●	interest income of $5,633.

.           Income tax expense. Income tax expense decreased $117,370, or approximately 25.8%, for the three months ended March 31, 2009 as compared to the comparable period in 2008 primarily as a result of the decrease in taxable income generated by our operating entities.

Net income (loss). As a result of the factors described above, our net income for the three months ended March 31, 2009 was $646,058, or $0.01 per share (basic and diluted).  For the three months ended March 31, 2008, we had a net loss of $1,249,861.   The conversion of our convertible notes into shares of series A preferred stock and warrants in the first quarter of 2008 resulted in a deemed preferred stock dividend of $2,884,923, representing the value of the warrants issued to the investors.  As a result, the net loss attributable to common shareholders was $4,133,923, or $(0.11) per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $41,540 for the three months ended March 31, 2009 as compared to $1,007,245 for the same period year 2008. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2009, comprehensive income of $687,598 is derived from the sum of our net income of $646,058 plus foreign currency translation gains of $41,540.

Non-GAAP Information

We believe that net income, as adjusted for certain non-cash expenses, which is a non-GAAP performance measure, is reasonable means of understanding our business in view of the significant non-cash charges which we believe do not relate to the operation of our business.  In connection with our November 2007 private placement, we issued 3% convertible notes to the investors in the principal amount of the $5,525,000.  Because of the favorable conversion terms, the debt was issued deemed issued as a discount of $2,610,938.  Upon the conversion of the debt into equity in March 2008, the unamortized debt discount of $2,263,661 was fully amortized and treated as additional interest, and the relative fair value of the warrants granted in March 2008 related to our November 2007 private placement of $2,884,062 was classified as a deemed dividend to the holders of the series A preferred stock. The amortization of the debt discount and the deemed dividend are non-cash events which do not affect our operations.  The following table shows the relationship between net income (loss) allocable to common shareholders and net income, as adjusted, for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Net income (loss) allocable to common shareholders	$646,058	$(4,133,923)
Add back of:
Deemed dividend to preferred stockholders	-	2,884,062
Non-cash interest from amortization of debt discount	23,671	2,263,661
Amortization of debt issuance costs	-	21,429
Reversal of accrued interest		(20,719)

Net income, as adjusted	$669,729	$1,014,510

For the reasons discussed under “Results of Operations,” our net income, as adjusted, decreased from $1,014,510, or $0.027 per share (basic) and $0.016  (diluted), for the three months ended March 31, 2008 to $669,729, or $0.01 per share (basic and diluted), for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2009 and December 31, 2008, we had cash balances of $107,910 and $328,614, respectively. These funds are located in financial institutions located as follows:

	March 31, 2009		December 31, 2008
Country:
United States	$11,759	10.9%	$832	0.3%
China	96,151	89.1%	327,782	99.7%
Total cash and cash equivalents	$107,910	100.0%	$328,614	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to March 31, 2009 (dollars in thousands):
			December 31, 2008 to March 31, 2009
Category	2009	2008	Change	Percent Change
Current assets:
Cash and cash equivalents	$108	$329	(221)	(67.2	) %
Notes receivable	200	270	(70)	(25.9)%
Accounts receivable, net	4,900	4,518	382	8.5%
Inventory	2,410	1,892	518	27.4%
Advances to suppliers	102	118	(16)	(13.5	) %
Due from related party	-	437	(437)	(100.0)%
Prepaid expenses and other current assets	79	22	57	259.1%
Current liabilities:
Loans payable	1,315	1,021	294	28.8%
Accounts payable	2,446	2,485	(39)	(1.6)%
Accrued expenses	234	188	46	24.5%
VAT and service taxes payable	-	97	(97)	(100.0	) %
Advances from customers	100	46	54	117.4%
Income tax payable	337	569	(232)	(40.8)%
Working capital:
Total current assets	7,799	7,586	213	2.8%
Total current liabilities	4,431	4,406	25	*
Working capital	3,368	3,180	188	5.9%

*           Less than 1%.

Our working capital increased approximately $188,000 to $3,368,000 at March 31, 2009 from working capital of $3,179,265 at December 31, 2008. This increase in working capital is primarily attributable to.

At March 31, 2009, our accounts receivable were $4,900,064, of which $1,960,910 were generated from our Dyeing segment and $2,939,153 were generated by our forged rolled rings segment.   We believe that our collection remains strong and that our reserves for bad debts reflect the risk of nonpayment by our customers. However, the worldwide economic downturn may affect our customers’ ability to pay, particularly in the Dyeing segment.

Net cash flow provided by operating activities was $188,547 for the three months ended March 31, 2009 as compared to net cash flow used in operating activities of $2,096,821 for the three months ended March 31, 2008, an increase of $2,285,368. Net cash flow provided by operating activities for the three months ended March 31, 2009 was mainly due to net income of $646,058, the add-back of non cash items such as depreciation of $175,113 the amortization of debt discount of $1,500, the amortization of land-use rights of $21,585 and stock-based compensation of $42,031,  a decrease in notes receivable of $70,041, a decrease in due from related party of $438,174, an increase of accrued expense of $45,669 and an increase in advances from customers of $54,282, offset by an increase in inventory of $515,182, a decrease in income tax payable of $233,343 and an increase in accounts receivable of $377,183. For the three months ended March 31, 2008, net cash flow used in operating activities was mainly due to the decrease in accounts payable of $1,225,962, an increase in accounts receivable of $1,263,740 and an increase in inventories of $1,136,507, which was offset by the add-back of non-cash items of depreciation of $159,062, the amortization of debt discount of $2,263,661, the amortization of deferred debt costs of $21,429 and the add-back of stock-based compensation of $45,000.

Net cash flow used in investing activities was $951,736 for the three months ended March 31, 2009, as compared to net cash used in investing activities of $694,629 for the three months ended March 31, 2008. For the three months ended March 31, 2009, we used cash to purchase of property and equipment of $951,736.  For the three months ended March 31, 2008, we received cash from the repayment of amounts due from related parties of $96,650 and from the sale of our cost-method investee of $34,840 offset by the purchase of property and equipment of $3,907 and the payment of deposits on long-term assets of $822,212.

Net cash flow provided by financing activities was $542,116 for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $226,259 for the same period in 2008. For the three months ended March 31, 2009, we received gross proceeds from our loans payable of $542,116. For the three months ended March 31, 2008, we received proceeds from short-term bank loans of $139,360, and proceeds from the exercise of warrants of $187,340 offset by the repayment of related party advances of $100,441.

On November 13, 2007, we raised gross proceeds of $5,525,000 from the sale of our 3% convertible notes in the principal amount of $5,525,000. On March 28, 2008, the notes were automatically converted into an aggregate of 14,787,135 shares of series A preferred stock and warrants to purchase 11,176,504 shares of common stock at $0.58 per share, 5,588,252 shares of common stock at $0.83 per share, and 2,065,000 shares of common stock at $0.92 per share upon the filing of the restated certificate of incorporation and a statement of designations setting forth the rights of the holders of the series A convertible preferred stock. In November 2008, as a result of our sale of common stock at $0.40 per share, the exercise price of warrants to purchase 6,501,077 shares of common stock was reduced to $0.40 per share, and the exercise price of warrants to purchase 9,232,424 was reduced to $0.567 per share, which was further reduced to $0.566 as a result of the issuance of warrants in our March 2009 debt financing.

In 2008, we received $2,187,566 from the exercise of warrants to purchase 3,096,255 shares of common stock.  As of the date of this report, the market price for our common stock is less than the exercise price of the warrants and we have not registered the shares of common stock underlying the warrants.  As a result, we do not anticipate that we will receive any proceeds from the exercise of the warrants issued in the November  private placement unless the market price of the stock is greater than the exercise price, as to which we can give no assurance, and we have registered the underlying common stock.

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

We are currently engaged in negotiating the terms of a loan of RMB 6 million to RMB 10 million (approximately $875,000  to $1.5 million) from a bank in Wuxi, using our newly completed forging facility and the land it sits on as collateral.  We can give no assurance that we will be able to obtain such financing.   We are also looking into ways to speed up the collection of our accounts receivable to improve our cash flow.   If we are unable to obtain such financing, we may need to seek financing from other sources.  During the fourth quarter of 2008 and the first quarter of 2009 we raised funds through the sale of equity and the issuance of notes on terms that were not favorable.  In the event that we require additional financing, we cannot assure you we will be able to obtain funding on favorable terms, if any.  We expect that any equity financing would result in dilution to our stockholders.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness (1)	$1,168,634	$1,168,634	$-	$-	$-
Loans payable	396,079	146,079	250,000	-	-
Total Contractual Obligations:	$1,564,713	$1,314,713	$250,000	$-	$-

(1)	Bank indebtedness consists of short term bank loans.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended March 31, 2009, we has unrealized foreign currency translation gain of $41,540, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009.

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

We became a reporting company in November 2007.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007.  During most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, including the hiring of our chief financial officer, our current internal accounting department responsible for our financial reporting, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
In late 2007, we engaged Adam Wasserman, a senior financial executive from the U.S. to serve as our chief financial officer on a part-time basis.   In December 2008, we hired Leo Wang as our chief financial officer on a full-time basis and Mr. Wasserman became vice president of financial reporting.  Mr. Wasserman has extensive experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive and financial officers will oversee and manage our financial reporting process and required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before March 31, 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•	Since 2008, we have elected independent directors to serve on our audit committee and we have set up a compensation committee to be headed by one of our independent directors.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of March 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2009, we issued 70,000 shares of its common stock for investor relations services. We valued these shares at the fair value of the common shares on date of grant of $35,000 or $0.50 per share and recorded professional fees of $35,000.

On March 3, 2009, we issued 232 shares of its common stock for services rendered. The shares were valued at fair value on the date of grant and we recorded stock-based compensation of $87.

On March 31, 2009, we issued 13,889 shares of its common stock to our chief financial officer for services rendered pursuant to an employment agreement.  The shares were valued at fair value on the date of grant and we recorded stock-based compensation of $6,944.

The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.  Each person to whom the shares were issued acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

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

CHINA WIND SYSTEMS, INC.

Date: May 14, 2009	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: May 14, 2009	By:	/s/ Leo Wang
Leo Wang, Chief Financial Officer