Form 10-K/A
period 2008-12-31
China Wind Systems, Inc
filed 2009-07-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA WIND SYSTEMS, INC.
FORM 10-K
TABLE OF CONTENTS

Explanatory Note:

We are amending our Annual Report on Form 10-K for the year ended December 31, 2008 solely to include revisions in Item 9A, Controls and Procedures, and we have included currently dated certifications which appear as Exhibits 31.1, 31.2 and 32.1.  No information included in the Form 10-K has been updated for subsequent events.  All material subsequent events have been disclosed in filings with the Commission on Form 10-Q and 8-K.  The signature page of the Form 10-K reflects our current directors.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1,  Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retroactive basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles . This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411,  The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. We are currently evaluating the requirements of EITF 03-6-1 as well as the impact of the adoption on our consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. ..  However, management believes that these deficiencies do not amount to a material weakness and our the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

The Board and Committees of the Board

We are governed by a board of directors currently consisting of five members.  Since March 28, 2008, we had two committees, the audit committee and the compensation committee.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipments and related products (the “ Services ”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies (collectively the “ Huayang Companies Shareholders ”), Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies Shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agrees that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109 ,” as of January 1, 2007.  Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles . This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

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

The convertible notes liability is as follows at December 31, 2008 and 2007:

	December 31,2008	December 31,2007
Convertible notes payable	$—	$5,525,000
Less: unamortized discount on notes	—	(2,263,661)
Convertible notes, net	$—	$3,261,339

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

Date: July 13, 2009	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

s/ Jianhua Wu	Chief Executive Officer	July, 13, 2009
Jianhua Wu	and Director (Principal Executive Officer)

s/ Leo Wang	Chief Financial Officer	July, 13, 2009
Leo Wang	(Principal Financial and Accounting Officer)

s/ Lihua Tang	Director	July, 13, 2009
Lihua Tang

s/ Xi Liu	Director	July, 13, 2009
Xi Liu

s/Drew Bernstein	Director	July, 13, 2009
Drew Bernstein