Form 10-Q
period 2009-06-30
China Wind Systems, Inc
filed 2009-08-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  46,048,636 shares of common stock are issued and outstanding as of August 12, 2009.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2009

TABLE OF CONTENTS

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

PART 1 - FINANCIAL INFORMATION

Item 1.              Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$720,827	$328,614
Notes receivable	401,473	269,549
Accounts receivable, net of allowance for doubtful accounts (Note 2)	6,271,623	4,518,259
Inventories, net of reserve for obsolete inventory (Note 3)	2,516,385	1,892,090
Advances to suppliers	123,919	117,795
Due from related party (Note 8)	-	437,688
Prepaid value-added taxes on purchases	234,089	-
Prepaid expenses and other	72,344	21,744

Total Current Assets	10,340,660	7,585,739

PROPERTY AND EQUIPMENT - net (Note 4)	28,126,754	25,939,596

OTHER ASSETS:
Land use rights, net (Note 5)	3,768,468	3,806,422

Total Assets	$42,235,882	$37,331,757

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable (Note 7)	$1,168,770	$1,021,272
Accounts payable	2,891,880	2,485,137
Accrued expenses	269,991	187,605
VAT and service taxes payable	-	97,341
Advances from customers	471,847	45,748
Income taxes payable	701,168	569,371

Total Current Liabilities	5,503,656	4,406,474

LONG-TERM LIABILITIES:
Loan payable - net of current portion and debt discount (Note 7)	758,397	-

Total Liabilities	6,262,053	4,406,474

RELATED PARY TRANSACTIONS (Note 8)
Committments (Note 11)	-	-

STOCKHOLDERS' EQUITY: (Note 6)
Preferred stock $0.001 par value; (June 30, 2009 and December 31, 2008 - 60,000,000 shares authorized, all of which were designated as series A convertible preferred, 13,626,728 and 14,028,189 shares issued and outstanding; at June 30, 2009 and December 31, 2008, respectively)	13,627	14,028
Common stock ($0.001 par value; 150,000,000 shares authorized;
46,039,342 and 44,895,546 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively)	46,039	44,896
Additional paid-in capital	16,147,706	15,571,288
Retained earnings	15,858,198	13,639,641
Statutory reserve	829,239	621,203
Other comprehensive gain - cumulative foreign currency translation adjustment	3,079,020	3,034,227

Total Stockholders' Equity	35,973,829	32,925,283

Total Liabilities and Stockholders' Equity	$42,235,882	$37,331,757

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$13,584,030	$11,182,950	$21,444,897	$19,630,024

COST OF SALES	10,479,370	8,419,505	16,743,588	14,692,331

GROSS PROFIT	3,104,660	2,763,445	4,701,309	4,937,693

OPERATING EXPENSES:
Depreciation	83,393	141,568	160,923	219,588
Selling, general and administrative	509,408	589,420	1,010,356	1,205,988

Total Operating Expenses	592,801	730,988	1,171,279	1,425,576

INCOME FROM OPERATIONS	2,511,859	2,032,457	3,530,030	3,512,117

OTHER INCOME (EXPENSE):
Interest income	98	4,011	328	9,644
Interest expense	(176,058)	(18,753)	(199,729)	(2,278,447)
Foreign currency loss	-	-	(11)	-
Grant income	146,130	-	146,130	-
Debt issuance costs	-	-	(12,000)	(21,429)

Total Other Income (Expense)	(29,830)	(14,742)	(65,282)	(2,290,232)

INCOME BEFORE INCOME TAXES	2,482,029	2,017,715	3,464,748	1,221,885

INCOME TAXES	701,494	606,531	1,038,155	1,060,562

NET INCOME	1,780,535	1,411,184	2,426,593	161,323

DEEMED PREFERRED STOCK DIVIDEND	-	-	-	(2,884,062)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$1,780,535	$1,411,184	$2,426,593	$(2,722,739)

COMPREHENSIVE INCOME:
NET INCOME	$1,780,535	$1,411,184	$2,426,593	$161,323

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	3,253	605,039	44,793	1,612,284

COMPREHENSIVE INCOME	$1,783,788	$2,016,223	$2,471,386	$1,773,607

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$0.04	$0.05	$(0.07)
Diluted	$0.03	$0.02	$0.04	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,241,308	38,036,208	45,104,303	37,760,355
Diluted	63,768,462	65,712,820	60,623,311	37,760,355

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,426,593	$161,323
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	697,127	322,923
Amortization of debt discount to interest expense	16,997	2,263,661
Amortization of debt offering costs	-	21,429
Amortization of land use rights	43,191	66,761
Increase in allowance for doubtful accounts	143,620	170,024
Interest expense related to debt converion	128,489	-
Stock-based compensation expense	119,612	75,000
Changes in assets and liabilities:
Notes receivable	(131,584)	-
Accounts receivable	(1,891,180)	(1,860,346)
Inventories	(621,840)	(911,684)
Prepaid value-added taxes on purchases	(234,142)	-
Prepaid and other current assets	(50,602)	235,398
Advances to suppliers	(5,964)	647,106
Due from related party	438,389	-
Accounts payable	403,527	(137,507)
Accrued expenses	82,146	3,085
VAT and service taxes payable	(97,497)	(230,670)
Income taxes payable	131,045	74,150
Advances from customers	426,134	864

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,024,061	901,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	-	98,058
Proceeds from sale of cost-method investee	-	35,348
Deposit on long-term assets - related party	-	(88,783)
Deposit on long-term assets	-	(2,648,096)
Purchase of property and equipment	(2,849,156)	(2,126,847)

NET CASH USED IN INVESTING ACTIVITIES	(2,849,156)	(4,730,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,133,612	141,390
Proceeds from exercise of warrants	83,111	854,340
Payments on related party advances	-	(101,905)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,216,723	893,825

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	585	184,068

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	392,213	(2,750,910)

CASH AND CASH EQUIVALENTS - beginning of year	328,614	5,025,434

CASH AND CASH EQUIVALENTS - end of period	$720,827	$2,274,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$46,443	$35,505
Income taxes	$921,760	$1,169,603

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$92,985	$-
Deemed preferred stock dividend reflected in paid-in capital	$-	$2,884,062
Convertible debt converted to series A preferred stock	$-	$5,525,000
Deposit on long-term assets-related party reclassified to intangible assets	$-	$5,500,030
Series A preferred converted to common shares	$401	$759
Common stock issued for debt	$152,963	$-

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.  Through its affiliated companies and subsidiaries, the Company manufactures and sells high precision forged rolled rings for the wind power industry and other industries specialty equipment used in the production of coal generated electricity and manufactures and sells textile dyeing and finishing machines.
The Company is the sole stockholder of Fulland Limited, a Cayman Island limited liability company, which was incorporated on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are, sometimes collectively referred to as the “Huayang Companies.”

Fulland was organized by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital, in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”). On May 31, 2007, SAFE issued an official notice known as Hui Zong Fa [2007] No. 106 (“Circular 106”), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish Fulland as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Companies.

Electric was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008  Beginning in April 2007, Electric began to produce large-scaled forged rolled rings for the wind-power and other industries that are up to three meters in diameter.  In 2008, the sale of rolled rings accounted for more than 88% of Electric’s revenue.   In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Fulland Wind Energy manufactures forged rolled rings in the Company’s new facilities.  In addition to forged rolled rings, Electric continues to manufacture electric power auxiliary apparatuses (including coking equipment). The Company refers to this segment of its business as the forged rolled rings and electric power equipment division.

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery.  The Company refers to this segment as the dyeing division.

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
June 30, 2009

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

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Greenpower and Fulland Wind Energy, as well as the financial statements of Huayang Companies.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Huayang Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary.  The Company’s relationships with the Huayang Companies and their shareholders are governed by a series of contractual arrangements between Green Power and each of the Huayang Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of Green Power, Huayang Dye Machine and Huayang Electrical Power Equipment is an independent legal entity and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. The following is a summary of the contractual arrangements with each of the Huayang Companies:

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

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies (collectively the “Huayang Companies Shareholders”), Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies Shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Pledge Agreement. Under the equity pledge agreement between the Huayang Companies’ shareholders and Green Power, the Huayang Companies’ shareholders pledged all of their equity interests in the Huayang Companies to Green Power to guarantee the Huayang Companies’ performance of their respective obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies’ shareholders breach their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Huayang Companies’ shareholders also agreed that, upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies’ shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies’ shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interest. The equity pledge agreement will expire two (2) years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” As VIEs, the Huayang Companies’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Huayang Companies that require consolidation of the Company’s and the Huayang Companies financial statements.

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
June 30, 2009

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

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2009 and December 31, 2008, the Company’s cash balances by geographic area were as follows:

	June 30, 2009		December 31, 2008
Country:
United States	$10,324	1.4%	$832	0.3%
China	710,503	98.6%	327,782	99.7%
Total cash and cash equivalents	$720,827	100.0%	$328,614	100.0%

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $401,473 at June 30, 2009 and $269,549 at December 31, 2008.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2009 and December 31, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,019,645 and $874,856, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $79,278 and $79,170 at June 30, 2009 and December 31, 2008, respectively.

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
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2009 and 2008.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings, and electric equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the six months ended June 30, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at June 30, 2009 and December 31, 2008 amounted to $471,847 and $45,748, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $99,704 and $85,340 for the six months ended June 30, 2009 and 2008, respectively.

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

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2009 and 2008, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2009 and 2008 was $585 and $184,068, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2009 and December 31, 2008 were translated at 6.8448 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2009 and 2008 were 6.84323 RMB and 7.07263 RMB to $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) allocable to common shareholders for basic and diluted net income (loss) per common share	$1,780,535	$1,411,184	$2,426,593	$(2,722,739)

Weighted average common shares outstanding – basic	45,241,308	38,036,208	45,104,303	37,760,355
Effect of dilutive securities:
Series A convertible preferred stock	13,626,728	14,028,189	13,626,728	-
Warrants	4,900,426	13,648,423	1,892,280	-
Weighted average common shares outstanding– diluted	63,768,462	65,712,820	60,623,311	37,760,355
Net income (loss) per common share - basic	$0.04	$0.04	$0.05	$(0.07)
Net income (loss) per common share - diluted	$0.03	$0.02	$0.04	$(0.07)

The Company's aggregate common stock equivalents at June 30, 2009 and 2008 include the following:
	2009	2008
Warrants	16,363,221	17,756,756
Series A preferred stock	13,626,728	14,028,189
Total	29,989,949	31,784,945

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and six months ended June 30, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2009, subsequent events were evaluated by the Company as of August 13, 2009, the date on which the unaudited consolidated financial statements at and for the quarter ended June 30, 2009, were available to be issued.

Recent accounting pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS 161 did not have a material impact on the preparation of our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position and results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on our consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1 and APB 28-1), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company adopted FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2009 and December 31, 2008, accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
Accounts receivable	$7,291,268	$5,393,115
Less: allowance for doubtful accounts	(1,019,645)	(874,856)
	$6,271,623	$4,518,259

NOTE 3 - INVENTORIES

At June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$1,151,608	$1,054,182
Work in process	463,210	254,960
Finished goods	980,845	662,118
	2,595,663	1,971,260
Less: Reserve for obsolete inventory	(79,278)	(79,170)
	$2,516,385	$1,892,090

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008, property and equipment consist of the following:

	Useful Life	June 30, 2009	December 31, 2008
Office equipment and furniture	5 Years	$107,439	$99,561
Manufacturing equipment	5 – 10 Years	14,979,119	14,754,250
Vehicles	5 Years	79,481	79,372
Construction in progress	-	2,143,529	207,605
Building and building improvements	20 Years	15,124,716	14,404,419
		32,434,284	29,545,207
Less: accumulated depreciation		(4,307,530)	(3,605,611)

		$28,126,754	$25,939,596

For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $697,127 and $322,923, respectively, of which $536,204 and $103,335, respectively, is included in cost of sales.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, in connection with the acquisition of land use rights from a related party, the Company received the certificate of land use rights from the government. At the time the Company received the land use rights, $5,617,000 was carried as a deposit on long-term assets. As a result of the grant of the land use rights, the Company reclassified this amount as follows: (i) approximately $3,304,000 to land use rights and (ii) approximately $2,313,000 to distributions to related parties (see Note 8).  The distribution to relate parties represents the amount by which the Company’s purchase price for the land uses right exceeds the cost of the land use rights to the related parties. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the six months ended June 30, 2009 and 2008, amortization of land use rights amounted to $43,191 and $66,761, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 5 – LAND USE RIGHTS (continued)

At June 30, 2009 and December 31, 2008, land use rights consist of the following:
	Useful Life	June 30, 2009	December 31, 2008
Land Use Rights	45 - 50 years	$3,944,716	$3,939,307
Less: Accumulated Amortization		(176,248)	(132,885)
		$3,768,468	$3,806,422

Amortization of land use rights attributable to future periods is as follows:

Period ending June 30:
2010	$86,363
2011	86,363
2012	86,363
2013	86,363
Thereafter	3,423,016
$3,768,468

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

During the six months ended June 30, 2009, the Company issued 30,948 shares of its common stock to its chief financial officer for services rendered pursuant to an employment agreement.  The shares were valued at fair value on the date of grant, and the Company recorded stock-based compensation of $21,274

On June 4, 2009, the Company issued 207,780 shares of its common stock to Eos Holdings upon the exercise of stock warrants for cash proceeds of $83,112.

On June 5, 2009, the Company issued 401,461 shares of its common stock to Eos Holdings upon the conversion of 401,461 shares of series A preferred stock.

On June 12, 2009, the Company issued 305,926 shares of its common stock in satisfaction of debt and accrued interest of $152,963.  The shares were valued at fair value on the date of grant of $281,461 or $.92 per share, and accordingly, the Company reduced loans payable and accrued expenses by $152,963 and recorded interest expense of $128,489.

On June 17, 2009, the Company issued 52,980 shares of its common stock to its vice president of financial reporting for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $26,167 and prepaid expenses of $2,083.

On June 18, 2009, the Company issued 74,469 shares of its common stock to its newly-elected director pursuant to an agreement with the director. The shares were valued at fair value on the date of grant and the Company recorder stock-based compensation of $5,833 and prepaid expenses of $29,167.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

•	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock have a liquidation preference of $.374 per share.

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
June 30, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY

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

•
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

•
The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.  This 27 month period will expire on March 13, 2010.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

•
In connection with the securities purchase agreement, the Company paid $30,000 to an investor as reimbursement for due diligence expenses, which is treated as a debt discount and was amortized over the life of the convertible notes. Other fees incurred in connection with the debt issuance include $25,000 of legal fees, which were treated as a deferred debt issue costs and are being amortized to debt issue cost expense over the life of the notes. The unamortized portion of this debt discount on March 28, 2008, the date on which the convertible notes were automatically converted, was recognized at that time.

•
With certain exceptions, until the Investors have sold all of the underlying shares of Common Stock, if the Company sells common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the preferred stock, the conversion price of the series A preferred stock and the exercise price of the warrants is reduced to the lower price.

 (e)          Warrants

On March 23, 2009, in connection with the Company’s sale to two investors of its 18-month, 15% notes in the aggregate principal amount of $250,000, the Company issued five-year warrants to purchase 437,500 shares at an exercise price of $0.40 per share. These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS 123R using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years. For the six months ended June 20, 2009, amortization of this debt discount amounted to $16,997. As a result of the issuance of these warrants, the exercise price of warrants to purchase 9,232,424 shares was reduced from $0.567 to $0.566. Our financial statements were not affected by this change.

Warrant activity for the six months ended June 30, 2009 is summarized as follows:
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	16,133,501	$0.50
Granted	437,500	0.40
Exercised	(207,780)	0.40
Balance at end of period	16,363,221	$0.50

Warrants exercisable at end of period	16,363,221	$0.50

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2009:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.50	400,000	3.38	$0.50	400,000	$0.50
0.566	9,232,424	3.38	0.566	9,232,424	0.566
0.40	6,730,797	3.46	0.40	6,730,797	0.40
	16,363,221		$0.50	16,363,221	$0.50

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

At November 13, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $2,884,062 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.84%), (2) expected warrant life of 5 years, (3) expected volatility of 150%, and (4) 0% expected dividend. As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants on March 28, 2008, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge on March 28, 2008. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the six months ended June 30, 2009. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and a reduction to retained earnings.

For the six months ended June 30, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible notes to the series A preferred stock and warrants.  The amortization of debt discounts for the six months ended June 30, 2009 and 2008 was $16,997 and $2,263,661, respectively, which has been included in interest expense on the accompanying statements of income.   For the six months ended March 31, 2008, amortization of debt discounts included any remaining balance of the debt discount that was expensed upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

On March 28, 2008, the Company evaluated the application of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133) and concluded that the preferred stock and warrants associated with the November 13, 2007 financing did not meet the definition of a derivative financial instrument.  Derivative financial instruments, as defined in FAS 133, consist of financial instruments or other contracts that contain all three of the following characteristics: i) the financial instrument has a notional amount and one or more underlying, e.g. interest rate, security price or other variable, ii) require no initial net investment and iii) permits net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Paragraph 9 of FAS 133 defines net settlement.  In order for the net settlement requirement to be met, the contract must meet one of the three tests listed in paragraph 9.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Since there is no net settlement provision in the contract and no market mechanism that facilitates net settlement that would cause the contract to meet the criteria in paragraphs 9(a) and 9(b), the Company analyzed paragraph 9(c) of Statement 133 which provides that a contract that requires delivery of the assets associated with the underlying has the characteristic of net settlement if those assets are readily convertible to cash. Footnote 5 to that paragraph makes explicit reference to the use of the phrase “readily convertible to cash” in paragraph 83(a) of FASB Concepts Statement No. 5, Recognition and Measurement in Financial Statements of Business Enterprises.

An asset (whether financial or nonfinancial) can be considered to be “readily convertible to cash,” as that phrase is used in paragraph 9(c), only if the net amount of cash that would be received from a sale of the asset in an active market is either equal to or not significantly less than the amount an entity would typically have received under a net settlement provision

At the time of the November 2007 private placement, there was no market for the Company’s common stock.  Prior to the financing the Company was a blank check shell with no business.  At the time that the convertible notes were converted into preferred stock and warrants, there was still no active market in the Company’s common stock.

On March 28, 2008, in connection with the conversion of the convertible notes and warrants, the Company issued to the investors warrants to purchase a total of more than 18,800,000 shares of common stock.  On that date there were approximately 37,400,000 shares of common stock outstanding.  Thus, the warrants, at the time of issuance, represented more than 50% of the outstanding common stock.

Based on the (i) the number of shares issuable upon exercise of the warrants, (ii) the relationship between the number of warrants and the outstanding common stock, (iii) the lack of an active market in the stock, (iii) the fact that the common stock is not listed on an exchange and was not so listed at the time the warrants were issued, (iv) the fact that the underlying common stock was not registered with the Securities and Exchange Commission, and (v) the fact that relatively modest sales would have a depressing effect on the market price of the common stock, the net settlement test is not met, and the warrants are not considered a derivative instrument..

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 7 – LOANS PAYABLE

At June 30, 2009 and December 31, 2008, loans payable consisted of the following:

	June 30, 2009	December 31, 2008
Loan payable to Bank of Communications, due on December 16, 2009 with annual interest at June 16, 2009 of 6.05% secured by assets of the Company.	$292,193	$291,792

Loan payable to Bank of Communications, due on December 10, 2009 with annual interest at June 10, 2009 of 6.05% secured by assets of the Company.	438,289	437,688

Loan payable to Industrial and Commercial Bank of China, due on December 16, 2009 with annual interest at June 30, 2009 of 6.42% secured by assets of the Company.	292,193	291,792

Loan payable to Industrial and Commercial Bank of China, due on November 18, 2009 with annual interest at June 30, 2009 of 6.1065% the rate being adjusted quarterly based on People’s Bank of China’s base rate plus 1.5% secured by assets of the Company.	146,096	-

Loan payable to Agricultural and Commercial Bank, due on May 25, 2013 with annual interest at June 30, 2009 of 5.7525% secured by assets of the Company	584,384	-

Principal amount of loan payable to investors, due on September 23, 2010, with interest of 15% per annum (see (a) below).	250,000	-
Total loans payable	2,003,155	1,021,272
Less: current portion of loans payable	(1,168,770)	(1,021,272)
Long-term loans payable	834,385	-

Less: debt discount (a)	(75,988)	-

Long-term loans payable – net	$758,397	$-

(a)
In March 2009, the Company sold to two investors its 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 437,500 shares at an exercise price of $0.40 per share for a total of $250,000. Pursuant to the related purchase agreements, our chief executive officer placed 1,531,250 shares of common stock into escrow. The note holders have the right to take these shares, valued at $0.20 per share, if the Company does not pay the interest on or principal of the notes before such failure becomes an event of default. Pursuant to the loan documents, in the event of that Leo Wang ceases to be employed by the Company as its chief financial officer, the holders of not less than $126,000 principal amount of the notes, shall have the right, on not less than 60 days’ notice, to declare the notes in default. If Mr. Wang ceases to be employed by the Company as a result of his death, disability or a termination for cause, than the Company shall have 60 days to replace Mr. Wang with a chief financial officer acceptable to investors. The debt discount of $91,485 represents the value of the warrants issued in connection with this note (See Note 6(e)).

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related party

At June 30, 2009 and December 31, 2008, due from related parties was due from the following:

Name	Relationship	June 30, 2009	December 31, 2008

Wuxi Anyida Machinery Co. Ltd	Company owned by sibling of CEO (1)	$-	$437,688

		$-	$437,688

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  For the three and six months ended June 30, 2009 and 2008, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and six months ended June 30, 2009 and 2008 is as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Dyeing and finishing equipment	$3,797,008	$6,514,153	$7,326,449	$11,167,291
Forged rolled rings and electric power equipment	9,787,022	4,668,797	14,118,448	8,462,733

	13,584,030	11,182,950	21,444,897	19,630,024
Depreciation:
Dyeing and finishing equipment	103,585	106,508	203,692	204,346
Forged rolled rings and electric power equipment	418,429	57,353	493,435	118,577

	522,014	163,861	697,127	322,923
Interest expense:
Dyeing and finishing equipment	-	-	-	-
Forged rolled rings and electric power equipment	22,875	18,753	44,139	35,505
Other (a)	153,183	-	155,590	2,242,942

	176,058	18,753	199,729	2,278,447
Net income (loss):
Dyeing and finishing equipment	427,088	1,086,989	891,591	1,791,375
Forged rolled rings and electric power equipment	1,647,318	488,913	2,071,354	1,129,862
Other (a)	(293,871)	(164,718)	(536,352)	(2,759,914)

	1,780,535	1,411,184	2,426,593	161,323
Identifiable long-lived tangible assets at June 30, 2009 and December 31, 2008 by segment:

Dyeing and finishing equipment	$4,364,151	$10,057,047
Forged rolled rings and electric power equipment	23,762,603	15,882,549
Other (a)	-	-

	$28,126,754	$25,939,596

Identifiable long-lived tangible assets at June 30, 2009 and December 31, 2008 by geographical location:
China	$28,126,754	$25,939,596
United States	-	-

	$28,126,754	$25,939,596

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
June 30, 2009

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

For the six months ended June 30, 2009, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2008	$72,407	$548,796	$-	$621,203
Additional to statutory reserves	-	206,816	1,220	208,036
Balance – June 30, 2009	$72,407	$755,612	$1,220	$829,239

NOTE 12 – GRANT INCOME

The Company received RMB 1 million ($146,130) in a grant from the Economic and Trade Bureau of Huishan District, Wuxi City on June 18, 2009.  The Company will use the grant for working capital purposes to increase production of forged products.

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2009, the Company issued 9,294 shares of common stock in connection with cashless exercise of warrants to purchase 23,358 shares of common stock.

On August 7, 2009, the Company borrowed $80,000 from Barron Partners LP, for which it issued its 18-month 12% promissory note in the principal amount of $80,000.  Payment of the Company’s obligations of the note are secured by a pledge of and conversion right with respect to 188,800 shares of the Company’s common stock owned by Yunxia Ren, a major stockholder of the Company and the daughter-in-law of the Company’s chief executive officer.  The pledge and conversion right enables Barron to convert any or all of the principal amount of the note or interest into pledged shares, at a conversion price of $.50 per share upon any default in payment of principal or interest.  The number of pledged shares to be delivered shall be determined by dividing the principal amount or interest of the note being converted by the conversion price. The pledged shares shall be held in escrow.  The Company has the right to prepay the note at any time without premium or penalty.

On August 12, 2009, the board of directors and holders of a majority of the outstanding shares of common stock approved a one-for-three reverse split, which will become effective after notice is given to stockholders and an amendment to the Company’s certificate of incorporation is filed with the Secretary of State of Delaware.

Pursuant to the agreement relating to the November 2007 private placement, the Company agreed that a majority of the members of the Company’s board of directors would be independent directors.  The Company was not in compliance with this covenant for a period of 35 days beyond the applicable grace period.  The agreement provides for liquidated damage to the holders of the series A preferred stock in the event the Company is not in compliance.  The sole holder of the Company’s series A preferred stock waived compliance with this covenant as long as the Company met the independent director requirement by August 20, 2009.  On August 13, 2009, the Company elected a third independent director, which brought the Company into compliance with the independent director requirement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our revenues are derived from two unrelated businesses – (1) the manufacture and sale of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses and (2) the manufacture and sale of dyeing and finishing equipment. We market products from these two segments with independent marketing groups to different customer bases.  We operate through two affiliated companies, which are variable interest entities, and a wholly-owned subsidiairy.  The variable interest entities are Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), which are collectively referred to as the “Huayang Companies.”  The wholly-owned subsidiary is Wuxi Fulland Wind Energy Equipment Co., Ltd.  Fulland Wind Energy manufactures forged rolled rings in our new facilities, and our rolled ring business is being increasingly operated through Fulland Wind Energy.

Historically, the dyeing and finishing equipment business has been the principal source of our revenue and operating income, accounting for 34.2% of revenue for the six months ended June 30, 2009 and 56.9% of revenues for the six months ended June 30, 2008.  Substantially all of our sales of these products are made to companies in the PRC. Our dyeing and finishing equipment business is dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC, or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, as the textile industry seeks to lower costs by purchasing equipment that uses the most technological developments to improve productivity, reduce costs and have less adverse environmental impact, if we are not able to offer products utilizing the most current technology, our ability to market our products will suffer. The Chinese textile industry has been severely impacted by the worldwide economic downturn, which has resulted in a substantial decline in exports.  Additionally, the export market can also be subject to protectionist measures imposed by importing countries seeking to protect their own industries in a time of a declining demand for products.    As a result, we are experiencing a significant decline in this segment of our business, and we cannot predict when, if at all, business in this segment will improve.  If we are not able to generate sufficient business, we may discontinue this phase of our operations and concentrate on our forged rings and electrical power equipment segment.

In our forged rolled rings and electrical power equipment segment, we manufacture high precision forged rolled rings for the wind power industry and other industries. Additionally, we also manufacture specialty equipment used in the production of coal generated electricity. Revenue from our forged rolled rings and electrical power equipment segment accounted for 65.8% of revenues for the six months ended June 30, 2009, and 43.1% of revenues for the six months ended June 30, 2008.

As the wind power industry continues to grow, we expect the shortage of key components, such as gearboxes and bearings, to continue.  As a result, we expect to see continued demand for our forged products coming from the wind power and other industries.  As China continues to promote renewable energy and environmental sustainability while seeking to expand its economy, we expect to gradually move away from the auxiliary electric power equipment business (which generated about 5.5% of our revenue in 2008) and focus more on the forging business, particularly for the wind power industry.

The following table sets forth information as to revenue of our forged rolled rings and electrical power equipment segment in dollars and as a percent of revenue:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Forged rolled rings - wind power industry	$3,642,540	37.2%	1,669,459	35.7%	$6,366,671	45.1%	$2,630,749	31.1%
Forged rolled rings – other industries	6,144,482	62.8%	2,412,286	51.7%	7,751,777	54.9%	4,655,262	55.0%
Electrical equipment	-	-	587,052	12.6%	-	-	1,176,722	13.9%

Total	$9,787,022	100%	4,668,797	100%	$14,118,448	100%	8,462,733	100%

The forged rolled rings segment became a more significant percentage of total revenues, as we have expanded our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry.

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

In addition to manufacturing forged rolled rings, we market electrical power equipment to operators of coal-fired electricity generation plants. Our ability to market these products is dependent upon the continued growth of coal-generated power plants and our ability to offer products that enable the operators of the power plants to produce electricity through a cleaner process than would otherwise be available at a reasonable cost. To the extent that government regulations are adopted that require the power plants to reduce or eliminate polluting discharges from power plants, our equipment would need to be redesigned to meet such requirements.  With the completion of our new plant facilities we have concentrated our marketing effort to the wind-related forging business, and have reduced our marketing effort directed to the electrical power equipment markets.  As a result of this shift in marketing combined with the commencement of operations at our new forging facility and the seasonable swings in business resulting from the Chinese New Year holiday, we did not receive any orders for our auxiliary electric power equipment segment during the first half of fiscal 2009.  We also believe that potential customers in this market are seeking price reductions which could impair our overall gross margins.  Our revenue from the sale of electric power equipment was 5.5% of total revenue in 2008.  We do not expect to generate significant revenue from the sale of electrical power equipment during the remainder of fiscal 2009.

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

A major element of our cost of sales is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

Variable Interest Entities

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

The Huayang Companies are considered variable interest entities (“VIE”), and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Huayang Companies pursuant to which we shall receive 100% of the Huayang Companies’ net income. In accordance with these agreements, the Huayang Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service the Huayang Companies.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the six months ended June 30, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forging of parts, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. We had no research and development expenses during the six months ended June 30, 2009 and 2008.

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

Recent accounting pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS 161 did not have a material impact on the preparation of our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position and results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,”.  SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1 and APB 28-1), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. We adopted FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.

Currency Exchange Rates

All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the Peoples’ Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary and affiliates is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, which may have a material adverse effect on the price of our stock.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Net Revenues	13,584	100.0%	11,183	100.0%	21,445	100.0%	19,630	100.0%
Cost of Revenues	10,479	77.1%	8,420	75.3%	16,744	78.1%	14,692	74.8%
Gross Profit	3,105	22.9%	2,763	24.7%	4,701	21.9%	4,938	25.2%
Operating Expenses	593	4.4%	731	6.5%	1,171	5.5%	1,426	7.3%
Income from Operations	2,512	18.5%	2,032	18.1%	3,530	16.5%	3,512	17.9%

Other Income (Expenses)	(30)	(0.2)%	(15)	(0.1)%	(65)	(0.3)%	(2,290)	(11.7)%
Income Before Provision for Income Taxes	2,482	18.3%	2,018	18.0%	3,464	16.2%	1,222	6.2%
Provision for Income Taxes	701	5.2%	607	5.4%	1,038	4.8%	1,061	5.4%
Net Income	1,781	13.1%	1,411	12.6%	2,427	11.3%	161	0.8%
Other Comprehensive Income:
Foreign Currency Translation Adjustment	3	0.0%	605	5.4%	45	0.2%	1,612	8.2%
Comprehensive Income	1,784	13.1%	2,016	18.0%	2,472	11.5%	1,773	9.0%

The following table sets forth information as to the gross margin for our two lines of business for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Dyeing and finishing equipment:
Revenue	$3,797	$6,514	$7,326	$11,167
Cost of sales	2,959	4,827	5,737	8,266
Gross profit	838	1,687	1,590	2,901
Gross margin	22.1%	25.9%	21.7%	26.0%

Forged rolled rings and electric power equipment
Revenue	$9,787	$4,669	$14,118	$8,463
Cost of sales	7,521	3,592	11,007	6,426
Gross profit	2,266	1,077	3,112	2,037
Gross margin	23.2%	23.1%	22.0%	24.1%

Six Months Ended June 30, 2009 and 2008

Revenues. For the six months ended June 30, 2009, we had revenues of $21,445,000, as compared to revenues of $19,630,000 for the six months ended June 30, 2008, an increase of $1,815,000, or approximately 9.2%. The increase in total revenue was attributable to increases in revenue from forged rolled rings offset by a decrease in Dyeing revenues and is summarized as follows (dollars in thousands):
	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	Increase/ (Decrease)	Percentage Change
Dyeing and finishing equipment	$7,326	$11,167	$(3,841)	(34.4	) %
Forged rolled rings - wind power industry	6,367	2,631	3,736	142.0%
Forged rolled rings - other industries	7,752	4,655	3,097	66.5%
Electrical equipment	-	1,177	(1,177)	(100	) %
Total net revenues	$21,445	$19,630	$1,815	9.2%

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

Revenues from forging of rolled rings for the wind power industry amounted to $6,366,671 and revenues from other forging operations amounted to $7,751,777.  Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 142% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.We experienced a 66.5% increase in forging revenues from other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry.

Cost of sales. Cost of sales for the six months ended June 30, 2009 increased $2,052,000 or 13%, from $14,692,000 for the six months ended June 30, 2008 to $16,744,000 for the six months ended June 30, 2009. Cost of goods sold for Dyeing was $5,737,000 for the six months ended June 30, 2009, as compared to $8,266,000 for the six months ended June 30, 2008. Cost of sales related to the manufacture of forged rolled rings and other components and the electric power generating equipment was $11,007,000 for the six months ended June 30, 2009 as compared to $6,426,000 for the six months ended June 30, 2008.

Gross profit and gross margin. Our gross profit was $4,701,000 for the six months ended June 30, 2009, as compared to $4,938,000 for the six months ended June 30, 2008, representing gross margins of 21.9% and 25.2%, respectively. Gross profit for Dyeing was $1,590,000  for the six months ended June 30, 2009 as compared to $2,901,000 for the six months ended June 30, 2008, representing gross margins of approximately 21.7% and 26.0%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during that period as well as a reduction of our sales price due to stronger competition resulting from the downturn in the textile industry in China. . Gross profit from forged rolled rings and electric power equipment segment were $3,112,000 for the six months ended June 30, 2009 as compared to $2,037,000 for the six months ended June 30, 2008, representing gross margins of approximately 22.0% and 24.1%, respectively. The decrease in our gross margin for forging was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers, and operational inefficiencies as we operated at low production levels, as we manufactured sample units for customers, but incurred significant start-up costs in addition to the normal fixed-costs associated with operating our new forging facilities.  Some of the costs incurred in the first half fiscal year related to costs of test production runs, utilities to power our new production ovens, and payroll costs. We believe that our gross margins will improve to the extent that we are able to utilize our factory more efficiently.
.
Depreciation. For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $697,000 and $323,000, of which $536,000 and $103,000 is included in cost of sales and $161,000 and $220,000 is included in operating expenses, respectively. The overall increase in depreciation is attributable to an increase in our equipment. Additionally, during the second quarter of 2009, our new facility was placed in services and we began to generate revenues and, accordingly, we began to  depreciate the property and equipment associated with the new facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,010,000 for the six months ended June 30, 2009, as compared to $1,206,000 for the six months ended June 30, 2008, a decrease of $196,000, or approximately 16.2%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Professional fees	$209	$381
Payroll and related benefits	215	223
Travel	68	102
Bad debt expense	144	170
Other	375	331
	$1,010	$1,206

•
Professional fees decreased for the six months ended June 30, 2009 by $172,000, or 45.2%, as compared to the same period in 2008. For the six months ended in June 30, 2008, we incurred additional legal expense of approximately $110,000 related to the filing of a registration statement covering stock issuable upon exercise of warrants and additional consultation expenses related to our Electric subsidiary for an electric power substation.

•
Bad debt expense decreased for the six months ended June 30, 2009 by $26,000, or 15.5%. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits decreased for the six months ended June 30, 2009 by $7,000, or 3.2%, as compared to the same period in 2008. For the six months ended June 30, 2009, we had an increase in compensation and related benefits of approximately $12,000 in our forged rolled rings operations resulting from the expansion of our rolled rings operations, and net decrease in compensation for our unallocated overhead of approximately $19,000 which primarily attributed to decrease in our board directors’ compensation.

•
Travel expense for the six months ended June 30, 2009 decreased by $34,000, or 33.4%, as compared to the same period in 2008. The decrease is related to a decrease in travel by sales personnel and engineers as well as decreased travel for investor road shows.

•
Other selling, general and administrative expenses increased by $44,000, or 13.3%, for the six months ended June 30, 2009 as compared with the same period in 2008. The increase was primarily attributed to the increase in shipping fee paid for our customers which was paid by our customers in the comparable period of 2008.

Income from operations. For the six months ended June 30, 2009, income from operations was $3,530,000 as compared to $3,512,000 for the six months ended June 30, 2008, an increase of $18,000 or 0.5%.

Other income (expenses). For the six months ended June 30, 2009, other expenses amounted to $65,000 as compared to other expenses of $2,290,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, other income (expense) included:

•
interest expense of $200,000, consisting of non-cash interest expense of $17,000 from the amortization of debt discount arising from our March 2009 financing, $128,000 from the issuance of common stock as payment of a note and interest, and interest expense of $54,000 incurred on our outstanding loans;

•	Grant income of $146,000 from the Economic and Trade Bureau of Huishan District, Wuxi City. We will use the grant for working capital purposes to increase production of forged products;

•	amortization of debt issuance costs of $12,000; and

•	nominal foreign currency losses and interest income.

For the six months ended June 30, 2008, other income (expense) included:

•
interest expense of $2,278,000, consisting of non-cash interest expense of $2,264,000 from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement offset by the reversal of accrued interest of $21,000 and interest expense of $36 incurred on our outstanding loans;

•	amortization of debt issuance costs of $21,000, and

•	interest income of $10.

Income tax expense. Income tax expense decreased $22,407 or approximately 2.1%, for the six months ended June 30, 2009 as compared to the comparable period in 2008 although income before income tax increased from $1,222,000 for the six months ended June 30, 2008 to $3,465,000 for the six months ended June 30, 2009, primarily because the non-cash interest expense arising from the $2,278,000 and expenses incurred and paid in the United States are not deductible in computing taxable income in the PRC.

Net income. As a result of the factors described above, our net income for the six months ended June 30, 2009 was $2,427,000, or $0.05 per share (basic) and $0.04 per share (diluted).  For the six months ended June 30, 2008, we had a net income of $161,000.   The conversion of our convertible notes into shares of series A preferred stock and warrants in the first quarter year of 2008 resulted in a deemed preferred stock dividend of $2,884,000, representing the value of the warrants issued to the investors.  As a result, the net loss attributable to common stock for the six months ended June 30, 2008 was $2,723,000, or $(0.07) per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $45,000 for the six months ended June 30, 2009 as compared to $1,612,000 for comparable period in 2008. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the six months ended June 30, 2009 of $2,471,000, compared with  $1,774,000 for the six months ended June 30, 2008.

Non-GAAP Information

We believe that net income, as adjusted for certain unusual non-cash expenses, which is a non-GAAP performance measure, it is reasonable means of understanding our business in view of the significant non-cash charges which we believe do not relate to the operation of our business.  We use this non-GAAP information internally for or planning purposes and for evaluating our ability to fund our capital expenditures and expand our business.

In presenting non-GAAP information, we do not adjust for such non-cash items as equity-based compensation or the cost of financings (other than those derived from the unique circumstances relating to the November 2007 financing), since those expenses are normal operating expenses, even though non-cash, and they reflect normal costs incurred in the operation of our business.  We believe, however, that the expenses that are derived from the November 2007 private placement, which was completed contemporaneously with the reverse merger, do not provide any real understanding of our operations on an ongoing basis.  The expensing of non-cash charges relating to the November 2007 financing limits the comparability of our operations to prior years.  We’ve excluded non-cash interest charges and non-cash deemed preferred dividend depreciation derived from the November 2007 financing from this measure of profitability because removing such charges assists management in assessing, and you in evaluating, our overall profitability.

In connection with our November 2007 private placement, we issued 3% convertible notes to the investors in the principal amount of the $5,525,000.  Because of the favorable conversion terms, the debt was deemed to be issued at a discount of $2,611,000.  Upon the conversion of the debt into equity in March 2008, the unamortized debt discount of $2,264,000 was fully amortized and treated as additional interest, and the relative fair value of the warrants granted in March 2008 related to our November 2007 private placement of $2,884,000 was classified as a deemed dividend to the holders of the series A preferred stock. The amortization of the debt discount and the deemed dividend are non-cash events which do not affect our operations.  The following table shows the relationship between net income (loss) allocable to common shareholders and net income, as adjusted, for the six months ended June 30, 2009 and 2008 (dollars in thousands).

	Six Months Ended June 30,
	2009	2008
Net income (loss) allocable to common shareholders	$2,427	$(2,723)
Add back of:
Deemed dividend to preferred stockholders	-	2,884
Non-cash interest from amortization of debt discount	17	2,264
Amortization of debt issuance costs	-	21
Reversal of accrued interest	-	(21)

Net income, as adjusted	$2,444	$2,426

For the reasons discussed above, our net income, as adjusted, increased from $2,427,000 or $0.05 per share (basic) and $0.04 (diluted), for the six months ended June 30, 2008 to $2,444,000, or $0.05 per share (basic) and $0.04 per share (diluted), for the six months ended June 30, 2008.

There are material limitations associated with non-GAAP financial measures because these non-GAAP measures exclude charges that have an effect on our reported results and, therefore, should not be relied upon as the sole financial measures to evaluate our financial results.  Because the interest expense that was excluded and deemed preferred stock dividend comprised a significant portion of our operating results, these items are evaluated separately by management. We do not consider net income, as adjusted, to be substitutes for performance measures calculated in accordance with GAAP.  Instead, we believe that net income, as adjusted, is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP.  In addition, the non-GAAP financial measures indicated herein may be different from, and therefore may not be comparable to, similar measures used by other companies.  We believe these non-GAAP financial measures provide important supplemental information to management and investors.  Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance. These non-GAAP financial measures reflects an additional way of viewing aspects of our operations that, when viewed with the GAAP results and the accompanying reconciliation to corresponding GAAP financial measures, provide an understanding of factors and trends affecting our business and results of operations.  In addition, at conferences we are asked for this information, and, since it appears that investors with whom we meet consider this information important, we believe that it is appropriate to include it in this report.

Three Months Ended June 30, 2009 and 2008

Revenues. For the three months ended June 30, 2009, we had revenues of $13,584,000, as compared to revenues of $11,183,000 for the three months ended June 30, 2008, an increase of $2,401,000 or approximately 21.5%.  The increase in total revenue was attributable to increases in revenue from forged rolled rings offset by a decrease in Dyeing revenues and is summarized as follows (dollars in thousands):

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$3,797	$6,514	$(2,717)	(41.7)%
Forged rolled rings - wind power industry	3,643	1,670	1,973	118.2%
Forged rolled rings - other industries	6,144	2,412	3,732	154.7%
Electrical equipment	-	587	(587)	(100.0)%
Total net revenues	$13,584	$11,183	$2,401	21.5%

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

Revenues from forging of rolled rings for the wind power industry amounted to $3,643,000 and revenues from other forging operations amounted to $6,144,000.  Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 118.2% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.We experienced a 154.7% increase in forging revenues from other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry.

Cost of sales. Cost of sales for the three months ended June 30, 2009 increased $2,060,000 or 24.5%, from $8,419,000 for the three months ended June 30, 2008 to $10,479,000 for the three months ended June 30, 2009. Cost of goods sold for Dyeing was $2,959,000 for the three months ended June 30, 2009, as compared to $4,827,000 for the three months ended June 30, 2008. Cost of sales related to electric power generating equipment and the manufacture of forged rolled rings and other components was $7,521,000 for the three months ended June 30, 2009 as compared to $3,592,000 for the three months ended June 30, 2008.

Gross profit and gross margin. Our gross profit was $3,105,000 for the three months ended June 30, 2009 as compared to $2,763,000 for the three months ended June 30, 2008, representing gross margins of 22.9% and 24.7%, respectively. Gross profit for Dyeing was $838,000 for the three months ended June 30, 2009 as compared to $1,687,000 for the three months ended June 30, 2008, representing gross margins of approximately 22.1% and 25.9%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during that period as well as a reduction of our sales price due to stronger competition resulting from the downturn in the textile industry in China. Gross profit related to the forged rolled rings and electric power equipment was $2,266,000 for the three months ended June 30, 2009 as compared to $1,076,000 for the three months ended June 30, 2008, representing a gross margin of 23.2% and 23.1%, respectively. We believe that our gross margins will improve to the extent that we are able to utilize our factory more efficiently.

Depreciation. Depreciation amounted to $522,000 for the three months ended June 30, 2009 and $164,000 for the three months ended June 30, 2008, of which $439,000 and $22,000 is included in cost of sales and $83,000 and $142,000 is included in operating expenses, respectively. The overall increase in depreciation and amortization is attributable to an increase in property and equipment. Additionally, during the second quarter of fiscal 2009, our new facility was placed in services and we began to generate revenues and, accordingly, we began to depreciate the property and equipment associated with the new facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $509,000 for the three months ended June 30, 2009, as compared to $589,000 for the three months ended June 30, 2008, a decrease of $80,000 or approximately 13.6%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Professional fees	$61	$139
Payroll and related benefits	113	103
Travel	30	19
Bad debt	142	170
Other	163	158
	$509	$589

•
Professional fees decreased by $78,000, or 56.1%, for the three months ended June 30, 2009, as compared to the same period in 2008. The decrease was primarily attributed to the decrease in our investor relations fees and a decrease in our payments for consultation service for our electric power station.

•
Bad debt decreased by $28,000, or 16.5%, for the three months ended June 30, 2009, as compared to the comparable period in 2008. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Compensation and related benefits increased for the three months ended June 30, 2009 by $10,000, or 9.9%, as compared to the same period in 2008. The slight increase was primarily attributed to the increase in compensation and related benefits in our rolled rings operations resulting from the expansion of our rolled rings operation.

•
Travel expense for the three months ended June 30, 2009 increased by $10,000, or 52.5%, as compared to the same period in 2008. The slight increase is related to an increase in travel by sales personnel and engineers.

•
Other selling, general and administrative expenses increased by $5,000, or 3.3%, for the three months ended June 30, 2009 as compared with the same period in 2008. The slight increase was primarily attributed to an increase in shipping fees.

Income from operations. For the three months ended June 30, 2009, income from operations was $2,512,000 as compared to $2,032,000 for the three months ended June 30, 2008, an increase of $480,000 or 23.6%.

Other income (expenses). For the three months ended June 30, 2009, other expense amounted to $30,000 as compared to other expenses of $15,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, other income (expense) included:

•
interest expense of $48,000, consisting of non-cash interest expense of $15,500 from the amortization of debt discount arising from our March 2009 financing and interest expense of $32,000 incurred on our outstanding loans;

•
Grant income of $146,000 from the Economic and Trade Bureau of Huishan District, Wuxi City on June 18, 2009.  We will use the grant for working capital purposes to increase production of forged products; and

•	nominal interest income.

For the three months ended June 30, 2008, other expenses represented interest expense of $19,000; and, interest income of $4,000.

Income tax expense. Income tax expense increased $95,000 or approximately 15.7%, for the three months ended June 30, 2009 as compared to the same period in 2008 primarily as a result of the increase in taxable income generated by our operating entities.

Net income. For the three months ended June 30, 2009, we recorded net income of $1,781,000, or $0.04 per share (basic) and $0.03 per share (diluted) as compared to net income of $1,411,184, or $0.04 per share (basic) and $0.02 per share (diluted) for the three months ended June 30, 2008.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $3,300 for the three months ended June 30, 2009 as compared to $605,000 for comparable period in 2008. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended June 30, 2009, comprehensive income was $1,784,000, as compared with comprehensive income of $2,016,000 for the three months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2009 and December 31, 2008, we had cash balances of $721,000 and $329,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
Country:
United States	$10	1.4%	$1	0.3%
China	711	98.6%	328	99.7%
Total cash and cash equivalents	$721	100.0%	$329	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to June 30, 2009 (dollars in thousands):

	June 30,	December 31,		Percent
Category	2009	2008	Change	Change
Current assets:
Cash and cash equivalents	721	329	392	119.4%
Notes receivable	402	270	132	48.9%
Accounts receivable, net of allowance for doubtful accounts	6,272	4,518	1,754	38.8%
Inventories, net of reserve for obsolete inventory	2,516	1,892	624	33.0%
Advances to suppliers	124	118	6	5.2%
Due from related party	-	437	(437)	(100.0)%
Prepaid value-added taxes on purchases	234	-	234	N/A
Prepaid expenses and other	72	22	50	227.0%
Current liabilities:
Loans payable	1,169	1,021	148	14.4%
Accounts payable	2,891	2,485	406	16.3%
Accrued expenses	270	188	82	43.9%
VAT and service taxes payable	-	97	(97)	(100.0)%
Advances from customers	472	46	426	926.1%
Income taxes payable	701	569	132	23.1%
Working capital:
Total current assets	10,341	7,586	2,755	36.3%
Total current liabilities	5,504	4,406	1,098	24.9%
Working capital	4,837	3,180	1,657	52.1%

Our working capital increased $1,657,000 to $4,837,000 at June 30, 2009 from $3,180,000 at December 31, 2008. This increase in working capital results from our increase in revenue and net income.  At June 30, 2009, our accounts receivable were $6,272,000, of which $2,121,000 originated from our Dyeing segment and $4,151,000 originated from our forged rolled rings segment.   We believe that our collection remains strong and that our reserves for bad debts reflect the risk of nonpayment by our customers. However, the worldwide economic downturn may affect our customers’ ability to pay, particularly in the Dyeing segment.

Net cash flow provided by operating activities was $2,024,000 for the six months ended June 30, 2009 as compared to net cash flow provided by operating activities of $902,000 for the six months ended June 30 2008, an increase of $1,122,000. Net cash flow provided by operating activities for the six months ended June 30, 2009 was mainly due to net income of $2,427,000, the add-back of non-cash items of depreciation of $697,000, the amortization of debt discount of $17,000, the amortization of land use rights of $43,000, the increase in our allowance for bad debt of $143,000, the add-back  of interest expense of $128,000 resulting from the issuance of common stock in payment of principal and interest on a note, and the add-back of stock-based compensation of $120,000, the decrease in due from related party of $438,000, the increase in accounts payable of $404,000, the increase in accrued expenses of $82,000, the increase in income taxes payable of $131,000 and the increase in advances from customers of $426,000 offset by an increase in notes receivable of $132,000, an increase in accounts receivable of $1,891,000, an increase in inventories of $622,000, an increase in prepaid and other current assets and prepaid value-added taxes on purchases of $51,000, and an increase in advances to suppliers of $6,000 and a decrease in VAT and service taxes payable of $97,000. Net cash flow provided by operating activities for the six months ended June 30, 2008 was mainly due to net income of $161,000, the add-back of non-cash items of depreciation and amortization of $323,000, the amortization of land use rights of $67,000, the amortization of debt discount of $2,264,000, the amortization of deferred debt costs of $21,000, the increase in our allowance for bad debt of $170,000, and the add-back of stock-based compensation of $75,000, the decrease in prepaid and other assets of $235,000 and advances to suppliers of $647,000 offset by an increase in accounts receivable of $1,860,000, inventories of $912,000, the payment of accounts payable of $138,000 and the payment of VAT and service taxes of $231,000.

Net cash flow used in investing activities was $2,849,000 for the six months ended June 30, 2009 and compared to net cash used in investing activities of $4,730,000 for the six months ended June 30, 2008. Net cash flow used in investing activities for the six months ended June 30, 2009 was primarily due to the purchase of property and equipment of $2,849,000. For the six months ended June 30, 2008, we received cash from the repayment of amounts due from related parties of $98,000 and from the sale of our cost-method investee of $35,000 offset by the purchase of property and equipment of $2,127,000 and the payment of deposits on factory equipment of $2,737,000.

Net cash flow provided by financing activities was $1,217,000 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $894,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we received proceeds from loans of $1,134,000 and proceeds from the exercise of warrants of $83,000. For the six months ended June 30, 2008, we received proceeds from short-term bank loans of $141,000, and proceeds from the exercise of warrants of $854,000 offset by the repayment of related party advances of $102,000.

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

In 2008, we received $2,188,000 from the exercise of warrants to purchase 3,096,255 shares of common stock.  During the six months ended June 30, 2009, we received $83,000 from the exercise of warrants to purchase 207,780 shares of common stock.

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

In addition to the loans described in the preceding paragraph, during the six months ended June 30, 2009, we received several bank and third-party loans for aggregate proceeds of approximately $1,134,000.

We are currently seeking a loan of RMB 6,000,000 to RMB 10,000,000 (approximately $875,000 to $1,500,000) from a bank in Wuxi, using our newly completed forging facility and the related land use rights as collateral.  We can give no assurance that we will be able to obtain such financing.   We are also evaluating accounts receivable financing opportunities to improve our cash flow.   If we are unable to obtain any of these financing, we may need to seek financing from other sources.  During the fourth quarter of 2008 and the first half year of 2009 we raised funds through the sale of equity and the issuance of notes on terms that were not favorable to us.  In the event that we require additional financing, we cannot assure you we will be able to obtain funding on favorable terms, if any.  We expect that any equity financing would result in dilution to our stockholders.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2009 (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$1,753	$1,169	$-	$584	$-
Loans payable	250	-	250	-	-
Total Contractual Obligations:	$2,003	$1,169	$250	$584	$-

(1)	Bank indebtedness consists of short term and long term bank loans.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the six months ended June 30, 2009, we has unrealized foreign currency translation gain of $45,000, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including Jianhua Wu, our chief executive officer, and Leo Wang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Wu and Wang concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.  However, management believes that these deficiencies do not amount to a material weakness. Therefore, our internal control over financial reporting were effective as of June 30, 2009.

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

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

☐
In late 2007, we engaged Adam Wasserman, a senior financial executive from the U.S. to serve as our chief financial officer on a part-time basis.   In December 2008, we hired Leo Wang as our chief financial officer on a full-time basis and Mr. Wasserman became our vice president of financial reporting.  Mr. Wasserman has extensive experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive and financial officers oversees and manages our financial reporting process and required training of the accounting staff.

☐
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

☐
We elected an independent director in March 2009 to serve on our audit committee and we are seeking an additional independent director, who will also serve on our audit committee.  We have also set up a compensation committee to be headed by one of our independent directors.

☐
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of June 30, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the SEC. Since management has concluded that no errors or restatements have occurred and believes that controls were in place during the 2008 quarters that would detect or prevent a material misstatement in our consolidated financial statements, management has concluded that that there was not a material weakness in controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

PART II - OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On June 4, 2009, we issued 207,780 shares of its common stock to Eos Holdings for exercise of common stock purchase warrants that were issued upon conversion of notes issued in our November 2007 private placement. The Company received cash of $83,112 upon such exercise.

On June 5, 2009, we issued 401,461 shares of its common stock to Eos Holdings upon conversion of shares of series A preferred stock that were issued upon conversion of notes issued in our November 2007 private placement.

On June 17, 2009, we issued 17,059 shares of common stock to our chief financial officer for services rendered pursuant to his employment agreement.

On June 17, 2009, we issued 52,980 shares of common stock to our vice president of financial reporting for services rendered pursuant to an engagement agreement.

On June 18, 2009, we issued 74,469 shares of its common stock to a newly-elected director pursuant to an agreement with the director.

These issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.  Each person to whom the shares were issued acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

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

CHINA WIND SYSTEMS, INC.

Date: August 14, 2009	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: August 14, 2009	By:	/s/ Leo Wang
Leo Wang, Chief Financial Officer