Form 10-K/A
period 2008-12-31
China Wind Systems, Inc
filed 2009-08-24
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

We are amending our Annual Report on Form 10-K for the year ended December 31, 2008 solely to include revisions in Item 9A, Controls and Procedures.  This amendment includes only Item 9A, the signature page and paragraphs 1, 2, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2).  The signature page of the Form 10-K/A reflects our current directors.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness.  Therefore, our internal controls over financial reporting were effective as of December 31, 2008.

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

●
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

●
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2008. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

●	During 2008, we elected independent directors to serve on our audit committee and we have set up a compensation committee to be headed by one of our independent directors.

●
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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

Date: August 24, 2009	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

s/ Jianhua Wu*	Chief Executive Officer	August 24, 2009
Jianhua Wu	and Director (Principal Executive Officer)

s/ Leo Wang*	Chief Financial Officer	August 24, 2009
Leo Wang	(Principal Financial and Accounting Officer)

s/ Lihua Tang*	Director	August 24, 2009
Lihua Tang

s/ Xi Liu*	Director	August 24, 2009
Xi Liu

s/Drew Bernstein*	Director	August 24, 2009
Drew Bernstein

*By: s/ Jianhua Wu
Jianhua Wu, attorney-in-fact

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

s/ Megan Penick	Director	August 24, 2009
Megan Penick