Form 10-Q
period 2009-09-30
China Wind Systems, Inc
filed 2009-11-16
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  15,463,090 shares of common stock are issued and outstanding as of November 16, 2009.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2009

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

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,158,988	$328,614
Notes receivable	87,750	269,549
Accounts receivable, net of allowance for doubtful accounts (Note 2)	6,004,737	4,518,259
Inventories, net of reserve for obsolete inventory (Note 3)	3,011,994	1,892,090
Advances to suppliers	270,329	117,795
Due from related party	-	437,688
Prepaid value-added taxes on purchases	312,314	-
Prepaid expenses and other	120,517	21,744

Total Current Assets	10,966,629	7,585,739

PROPERTY AND EQUIPMENT - net (Note 4)	31,254,373	25,939,596

OTHER ASSETS:
Land use rights, net (Note 5)	3,750,822	3,806,422

Total Assets	$45,971,824	$37,331,757

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable (Note 7)	$1,359,511	$1,021,272
Accounts payable	2,653,637	2,485,137
Accrued expenses	454,435	187,605
VAT and service taxes payable	216,272	97,341
Advances from customers	65,623	45,748
Income taxes payable	862,709	569,371

Total Current Liabilities	5,612,187	4,406,474

LONG-TERM LIABILITIES:
Loan payable - net of current portion and debt discount (Note 7)	665,001	-

Total Liabilities	6,277,188	4,406,474

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY: (Note 6)
Preferred stock $0.001 par value;
(September 30, 2009 and December 31, 2008 - 60,000,000 shares authorized, all of which were designated as series A convertible preferred, 14,459,088 and 14,028,189 shares issued and outstanding; at September 30, 2009 and December 31, 2008, respectively) (Liquidation value $5,407,699 at September 30, 2009)	14,459	14,028
Common stock ($0.001 par value; 150,000,000 shares authorized;
15,463,090 and 14,965,182 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively)	15,463	14,965
Additional paid-in capital	17,822,284	15,601,219
Retained earnings	17,692,703	13,639,641
Statutory reserve	1,031,171	621,203
Other comprehensive gain - cumulative foreign currency translation adjustment	3,118,556	3,034,227

Total Stockholders' Equity	39,694,636	32,925,283

Total Liabilities and Stockholders' Equity	$45,971,824	$37,331,757

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$16,132,270	$11,770,162	$37,577,167	$31,400,186

COST OF SALES	12,242,778	8,816,389	28,986,366	23,508,720

GROSS PROFIT	3,889,492	2,953,773	8,590,801	7,891,466

OPERATING EXPENSES:
Depreciation	83,053	69,712	243,976	228,189
Selling, general and administrative	386,702	414,078	1,397,058	1,681,177

Total Operating Expenses	469,755	483,790	1,641,034	1,909,366

INCOME FROM OPERATIONS	3,419,737	2,469,983	6,949,767	5,982,100

OTHER INCOME (EXPENSE):
Interest income	530	2,075	858	11,719
Interest expense	(54,251)	(20,427)	(253,980)	(2,298,874)
Foreign currency loss	(3,395)	-	(3,406)	-
Grant income	15	-	146,145	-
Debt issuance costs	(2,000)	-	(14,000)	(21,429)

Total Other Income (Expense)	(59,101)	(18,352)	(124,383)	(2,308,584)

INCOME BEFORE INCOME TAXES	3,360,636	2,451,631	6,825,384	3,673,516

INCOME TAXES	862,199	590,769	1,900,354	1,651,331

NET INCOME	2,498,437	1,860,862	4,925,030	2,022,185

DEEMED PREFERRED STOCK DIVIDEND	(462,000)	-	(462,000)	(2,884,062)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$2,036,437	$1,860,862	$4,463,030	$(861,877)

NET INCOME	$2,498,437	$1,860,862	$4,925,030	$2,022,185

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	39,536	67,269	84,329	1,679,553

COMPREHENSIVE INCOME	$2,537,973	$1,928,131	$5,009,359	$3,701,738

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.13	$0.14	$0.29	$(0.07)
Diluted	$0.09	$0.08	$0.20	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,406,842	13,454,407	15,141,927	12,878,103
Diluted	23,506,936	22,396,370	21,969,692	12,878,103

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,925,030	$2,022,185
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,237,922	482,376
Amortization of debt discount to interest expense	32,495	2,263,661
Amortization of debt offering costs	-	21,429
Rent expense associated with prepaid land use rights	64,794	63,346
Increase in allowance for doubtful accounts	132,073	171,816
Interest expense related to debt conversion	128,489	-
Stock-based compensation expense	157,778	75,000
Changes in assets and liabilities:
Notes receivable	182,322	-
Accounts receivable	(1,606,523)	(1,777,797)
Inventories	(1,114,510)	(124,107)
Prepaid value-added taxes on purchases	(312,090)	-
Prepaid and other current assets	(52,097)	280,762
Advances to suppliers	(152,139)	726,728
Due from related party	438,436	-
Accounts payable	162,519	1,189,915
Accrued expenses	266,205	2,343
VAT and service taxes payable	118,609	(389,946)
Income taxes payable	291,746	48,284
Advances from customers	19,750	(16,345)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,920,809	5,039,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	-	145,808
Proceeds from sale of cost-method investee	-	35,720
Deposit on long-term assets - related party	-	(89,721)
Purchase of property and equipment	(6,485,956)	(11,629,385)

NET CASH USED IN INVESTING ACTIVITIES	(6,485,956)	(11,537,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,213,689	142,880
Proceeds from exercise of warrants	83,112	2,011,575
Proceeds from sale of preferred stock, net	1,098,000
Payments on related party advances	-	(102,979)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,394,801	2,051,476

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	720	165,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	830,374	(4,280,549)

CASH AND CASH EQUILAVENTS - beginning of year	328,614	5,025,434

CASH AND CASH EQUIVALENTS - end of period	$1,158,988	$744,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$83,782	$55,932
Income taxes	$1,623,260	$1,603,047

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$92,985	$-
Deemed preferred stock dividend reflected in paid-in capital	$462,000	$2,884,062
Reclassification of long-term deposit-related party to distribution	$-	$2,717,099
Common stock issued for future service	$46,667	$-
Convertible debt converted to series A preferred stock	$-	$5,525,000
Deposit on long-term assets-related party reclassified to intangible assets	$-	$3,286,935
Series A preferred converted to common shares	$669	$759
Reclassification of common stock to paid-in capital due to reverse split	$30,926	$-
Common stock issued for debt	$152,963	$-

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.  Through its affiliated companies and subsidiaries, the Company manufactures and sells high precision forged rolled rings for the wind power industry and other industries, specialty equipment used in the production of coal generated electricity and textile dyeing and finishing machines. The Company is the sole stockholder of Fulland Limited, a Cayman Island limited liability company, which was incorporated on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electric was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Beginning in April 2007, Electric began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2008, the sale of forged rolled rings accounted for 41.4% of the Company’s consolidated revenues, and for the nine months ended September 30, 2009, sales of forged rolled rings accounted for 69.5% of its consolidated revenues.   In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Fulland Wind Energy manufactures forged rolled rings in the Company’s new facilities.  In addition to forged rolled rings, Electric continues to manufacture electric power auxiliary apparatuses (including coking equipment). The Company refers to this segment of its business as the forged rolled rings and electric power equipment division.

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
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements for China Wind Systems, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies, Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agree to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that, without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements.  As VIEs, the Huayang Companies’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Huayang Companies that requires consolidation of the Company’s and the Huayang Companies’ financial statements.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. Balances in the U.S are insured up to $250,000 at each bank.  Balances in banks in the PRC are uninsured.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company adopted new accounting guidance on fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the new accounting guidance.

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

At September 30, 2009 and December 31, 2008, the Company’s cash balances by geographic area were as follows:

	September 30, 2009		December 31, 2008
Country:
United States	$30,261	2.6%	$832	0.3%
China	1,128,727	97.4%	327,782	99.7%
Total cash and cash equivalents	$1,158,988	100.0%	$328,614	100.0%

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $87,750 and $269,549 at September 30, 2009 and December 31, 2008, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2009 and December 31, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,009,148 and $874,856, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $79,362 and $79,170 at September 30, 2009 and December 31, 2008, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2009 and 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings, and electric equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the nine months ended September 30, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Advances from customers

Advances from customers at September 30, 2009 and December 31, 2008 amounted to $65,623 and $45,748, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of the FASB Accounting Standards Codification. This FASB Accounting Standards Codification requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The FASB Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

For share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Shipping costs

Shipping costs are included in selling expenses and totaled $111,776 and $113,367 for the nine months ended September 30, 2009 and 2008, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, equal to  approximately 25% of salaries. The costs of these payments are charged to income in the same period as the related salary costs and are not material.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and was not material.

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2009 and 2008, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2009 and 2008 was $720 and $165,903, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2009 and December 31, 2008 were translated at 6.8376 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2009 and 2008 were 6.84251 RMB and 6.99886 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Reverse stock split

The Company effected a one-for-three stock split on September 22, 2009.  All share and per share information has been retroactively adjusted to reflect the reverse split.

Income (loss) per share of common stock

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) allocable to common shareholders for basic and diluted net income (loss) per common share	$2,036,437	$1,860,862	$4,463,030	$(861,877)

Weighted average common shares outstanding – basic	15,406,842	13,454,407	15,141,927	12,878,103
Effect of dilutive securities:
Series A convertible preferred stock	4,819,696	4,676,063	4,819,696	-
Warrants	3,280,398	4,265,900	2,008,069	-
Weighted average common shares outstanding– diluted	23,506,936	22,396,370	21,969,692	12,878,103
Net income (loss) per common share - basic	$0.13	$0.14	$0.29	$(0.07)
Net income (loss) per common share - diluted	$0.09	$0.08	$0.20	$(0.07)

The Company's aggregate common stock equivalents at September 30, 2009 and 2008 include the following:

	2009	2008
Warrants	5,438,835	5,478,978
Series A preferred stock	4,819,696	4,676,063
Total	10,258,531	10,155,041

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deemed preferred stock dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

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

Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 16, 2009, the date on which the unaudited consolidated financial statements at and for the quarter ended September 30, 2009, were issued.

Recent accounting pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2009 and December 31, 2008 the carrying value of the Company’s financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 10, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2009 and December 31, 2008, accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
Accounts receivable	$7,013,885	$5,393,115
Less: allowance for doubtful accounts	(1,009,148)	(874,856)
	$6,004,737	$4,518,259

NOTE 3 - INVENTORIES

At September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$1,551,469	$1,054,182
Work in process	546,778	254,960
Finished goods	993,109	662,118
	3,091,356	1,971,260
Less: reserve for obsolete inventory	(79,362)	(79,170)
	$3,011,994	$1,892,090

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property and equipment consist of the following:

	Useful Life	September 30, 2009	December 31, 2008
Office equipment and furniture	5 Years	$109,982	$99,561
Manufacturing equipment	5 – 10 Years	17,012,510	14,754,250
Vehicles	5 Years	79,565	79,372
Construction in progress	-	3,764,850	207,605
Building and building improvements	20 Years	15,140,642	14,404,419
		36,107,549	29,545,207
Less: accumulated depreciation		(4,853,176)	(3,605,611)

		$31,254,373	$25,939,596

For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $1,237,922 and $482,376, respectively, of which $993,946 and $254,187, respectively, is included in cost of sales.  Upon completion of the construction in progress, the assets will be classified to their respective property and equipment category.

 NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, in connection with the acquisition of land use rights from a related party, the Company received the certificate of land use rights from the government. At the time the Company received the land use rights, $5,617,000 was carried as a deposit on long-term assets. As a result of the grant of the land use rights, the Company reclassified this amount as follows: (i) approximately $3,304,000 to land use rights and (ii) approximately $2,313,000 to distributions to related parties (see Note 8).  The distribution to relate parties represents the amount by which the Company’s purchase price for the land uses right exceeds the cost of the land use rights to the related parties. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the nine months ended September 30, 2009 and 2008, amortization of land use rights amounted to $64,794 and $63,346, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 5 – LAND USE RIGHTS (continued)

At September 30, 2009 and December 31, 2008, land use rights consist of the following:

	Useful Life	September 30, 2009	December 31, 2008
Land Use Rights	45 - 50 years	$3,948,870	$3,939,307
Less: Accumulated Amortization		(198,048)	(132,885)
		$3,750,822	$3,806,422

Amortization of land use rights attributable to future periods is as follows:

Twelve months ending September 30:
2010	$86,454
2011	86,454
2012	86,454
2013	86,454
Thereafter	3,405,006
$3,750,822

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock

On January 1, 2009, the Company issued 23,333 shares of its common stock for investor relations services. The Company valued these shares at the fair value of the common shares on date of grant of $35,000, or $1.50 per share, and recorded professional fees of $35,000.

On March 3, 2009, the Company issued 76 shares of its common stock for services rendered. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $87.

During the nine months ended September 30, 2009, the Company issued 14,946 shares of its common stock to its chief financial officer for services rendered pursuant to an employment agreement.  The shares were valued at fair value on the dates of grant, and the Company recorded stock-based compensation of $40,858.

On June 4, 2009, the Company issued 69,260 shares of its common stock to Eos Holdings upon the exercise of stock warrants for cash proceeds of $83,112.

On June 12, 2009, the Company issued 101,975 shares of its common stock in satisfaction of debt and accrued interest.  The shares were valued at fair value on the date of grant of $281,452 or $2.76 per share and, accordingly, the Company reduced loans payable and accrued expenses by $152,963 and recorded interest expense of $128,489.

During the nine months ended September 30, 2009, the Company issued 19,138 shares of its common stock to its vice president of financial reporting for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $34,500.

On June 18, 2009, the Company issued 24,823 shares of its common stock to a newly-elected director pursuant to an agreement with the director. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $14,583 and prepaid expenses of $20,417.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(a)           Common stock (continued)

On August 14, 2009, the Company issued 6,897 shares of its common stock to a newly-elected director pursuant to an agreement with the director. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $3,750 and prepaid expenses of $26,250.

On August 14, 2009, the Company issued 6,667 shares of its common stock to an investor relations company. The shares were valued at fair value on the date of grant and the Company recorded professional fees of $29,000.

During the nine months ended September 30, 2009, the Company issued 223,034 shares of its common stock upon the conversion of 669,101 shares of series A convertible preferred stock (“series A preferred stock”).

During the nine months ended September 30, 2009, the Company issued 7,759 shares of its common stock upon the cashless exercise of warrants.

(b)  Conversion of Convertible Notes; Restatement of Certificate of Incorporation; Beneficial Conversion Feature and Deemed Dividend

On November 13, 2007, the Company entered into a securities purchase agreement with three accredited investors.  Pursuant to the agreement, the Company issued and sold to the investors, for $5,525,000, the Company’s 3% convertible subordinated notes (the “3% convertible notes”) in the principal amount of $5,525,000.  At the time of the financing, the Company did not have any authorized shares of preferred stock.  On March 28, 2008, upon the filing of both a restated certificate of incorporation, which created a series of preferred stock and gave the board of directors broad authority to create one or more series of preferred stock, and  a statement of designation that set forth the rights, preferences, privileges and limitations of the holders of the series A preferred stock, these notes were automatically converted into an aggregate of (i) 14,787,135 shares of Series A preferred stock and (ii) warrants to purchase 3,725,501 shares of common stock at $1.74 per share, 1,862,751 shares of common stock at $2.49 per share, and 688,333 shares of common stock at $2.76 per share, subject to adjustment.  The restated certificate of incorporation increased the number of authorized shares of capital stock from 75,000,000 to 210,000,000 shares, of which (i) 150,000,000 shares are designated as common stock, par value of $.001 per share, and (ii) 60,000,000 shares are designated as preferred stock, par value of $.001 per share.

The 3% convertible notes had a beneficial conversion option. In fiscal 2007, the Company computed the intrinsic value of the conversion option at $2,610,938 based on a comparison of (a) the proceeds of the convertible debt allocated to the common stock portion of the conversion option by first allocating the proceeds received from the convertible debt offering to the debt and the detachable warrants on a relative fair value basis, and (b) the fair value at the commitment date of the common stock to be received by the Company upon conversion. The excess of (b) over (a) is the intrinsic value of the embedded conversion option of $2,610,938 that has been recognized by the Company as a discount to the notes and amortized using the straight-line method over the stated term; with the unamortized portion being recognized in March 2008 upon the automatic conversion of the notes into shares of series A preferred stock and warrants.

At November 13, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $2,884,062 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include risk-free interest rate at the date of grant of 3.84%, an expected warrant life of five years, an expected volatility of 150%, and an expected dividend rate of 0%. As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants on March 28, 2008, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge on March 28, 2008. The non-cash, deemed dividend did not have an effect on net earnings or cash flows for the nine months ended September 30, 2009. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and a reduction to retained earnings.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

For the nine months ended September 30, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible notes to the series A preferred stock and warrants.  The amortization of debt discounts for the nine months ended September 30, 2009 and 2008 was $32,495 and $2,263,661, respectively, which has been included in interest expense on the accompanying statements of income.   For the nine months ended September 30, 2008, amortization of debt discounts included any remaining balance of the debt discount that was expensed upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

On March 28, 2008, the Company concluded that the preferred stock and warrants associated with the November 13, 2007 financing did not meet the definition of a derivative financial instrument.  Derivative financial instruments, as defined in the Account Standards Codification, consist of financial instruments or other contracts that contain all three of the following characteristics: i) the financial instrument has a notional amount and one or more underlying, e.g. interest rate, security price or other variable, ii) require no initial net investment and iii) permits net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. In order for the net settlement requirement to be met, the contract must meet one of the three tests listed in the accounting standards.   The accounting standards define net settlement.  In order for the net settlement requirement to be met, the contract must meet one of the three tests listed in the accounting standards.
Since there is no net settlement provision in the contract and no market mechanism that facilitates net settlement that would cause the contract to meet the certain criteria in the accounting standards, the Company analyzed the accounting standard which provides that a contract that requires delivery of the assets associated with the underlying has the characteristic of net settlement if those assets are readily convertible to cash.

An asset (whether financial or nonfinancial) can be considered to be “readily convertible to cash” only if the net amount of cash that would be received from a sale of the asset in an active market is either equal to or not significantly less than the amount an entity would typically have received under a net settlement provision

At the time of the November 2007 private placement, there was no market for the Company’s common stock.  Prior to the financing the Company was a blank check shell with no business.  At the time that the convertible notes were converted into preferred stock and warrants, there was still no active market in the Company’s common stock.

On March 28, 2008, in connection with the conversion of the convertible notes and warrants, the Company issued to the investors warrants to purchase a total of more than 18,800,000 shares of common stock.  On that date there were approximately 37,400,000 shares of common stock outstanding and the public float of the common stock was not significant.  Thus, the warrants, at the time of issuance, represented more than 50% of the outstanding common stock.

Based on (i) the number of shares issuable upon exercise of the warrants, (ii) the relationship between the number of warrants and the outstanding common stock, (iii) the lack of an active market in the stock, (iii) the fact that the common stock is not listed on an exchange and was not so listed at the time the warrants were issued, (iv) the fact that the underlying common stock was not registered with the Securities and Exchange Commission, and (v) the fact that relatively modest sales would have a depressing effect on the market price of the common stock, the net settlement test is not met, and the warrants are not considered a derivative instrument.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(c)           Series A Preferred Stock (continued)

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

•	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock have a liquidation preference of $0.374 per share.

•	Each share of series A preferred stock is convertible (subject to the 4.9% limitations described below) into one-third share of common stock, subject to adjustment at any time.

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

(d)           November 2007 Securities Purchase Agreement

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

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or series A preferred stock, at the election of the investors.  If payment is made in shares of series A preferred stock, each share is valued at $0.374 per share.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(d)           November 2007 Securities Purchase Agreement (continued)

•
The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, by January 12, 2008, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants and to have the registration statement declared effective by June 11, 2008.  The registration rights agreement provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The Company filed its registration on February 14, 2008 and it was declared effective on June 13, 2008. No liquidated damages were incurred and accordingly, no liability was recorded.

•
Until the earlier of November 13, 2010 or such time as the investors cease to own at least 5% of the total number of shares that were issued or are issuable upon conversion of the series A preferred stock that were issued upon conversion of the 3% convertible subordinated notes issued in November 2007, the Investors have a right of first refusal on future financings.

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

•
The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.  This 27 month period will expire on February 13, 2010.

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

(e)  September 2009 Sale of Series A Preferred Stock

On September 15, 2009, the Company sold 1,100,000 shares of series A preferred stock to an investor for $1,100,000.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $3.00 per share, which was less than the market price on the date of the sale.  We recognized a deemed preferred stock dividend of $462,000, representing the difference between the fair market value of the 1,100,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($1,100,000).

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(f)           March 2009 Issuance of Notes and Warrants

On March 23, 2009, Company sold to two investors, for $250,000, its 18-month, 15% notes in the aggregate principal amount of $250,000 and five-year warrants to purchase 145,833 shares at an exercise price of $1.20 per share.  These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of this warrants was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS 123R using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years.  For the nine months ended September 30, 2009, amortization of this debt discount amounted to $32,495.  The exercise price of these warrants was less than the exercise price of outstanding warrants which have provision for an adjustment in the exercise price in the event of a sale of stock or the issuance of warrants or convertible securities with an exercise price or conversion price which is less than the exercise price of the warrants.  As a result, the exercise price of outstanding warrants to purchase 3,077,475 shares was reduced from $1.701 to $1.698.  Our financial statements were not affected by this change.

Pursuant to the related purchase agreements, our chief executive officer placed 510,417 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.60 per share if the Company does not pay the interest on or principal of the notes before such failure becomes an event of default.  Pursuant to the loan documents, in the event of that Leo Wang ceases to be employed by the Company as its chief financial officer, the holders of not less than $126,000 principal amount of the notes shall have the right, on not less than 60 days’ notice, to declare the notes in default.  If Mr. Wang ceases to be employed by the Company as a result of his death, disability or a termination for cause, then the Company shall have 60 days to replace Mr. Wang with a chief financial officer acceptable to investors. The debt discount of $91,485 represents the value of the warrants issued in connection with this note

Warrant activity for the nine months ended September 30, 2009 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	5,377,834	$1.50
Granted	145,833	1.20
Exercised	(84,832)	1.29
Balance at end of period	5,438,835	$1.49

Warrants exercisable at end of period	5,438,835	$1.49

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$ 1.50	133,333	3.12	$1.50	133,333	$1.50
1.70	3,061,903	3.12	1.70	3,061,903	1.70
1.20	2,243,599	3.21	1.20	2,243,599	1.20
	5,438,835		$1.49	5,438,835	$1.49

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 7 – LOANS PAYABLE

At September 30, 2009 and December 31, 2008, loans payable consisted of the following:

	September 30, 2009	December 31, 2008
Loan payable to Bank of Communications, due on December 16, 2009 with annual interest at September 30, 2009 of 6.05% secured by assets of the Company.	$292,500	$291,792

Loan payable to Bank of Communications, due on December 10, 2009 with annual interest at September 30, 2009 of 6.05% secured by assets of the Company.	438,750	437,688

Loan payable to Industrial and Commercial Bank of China, due on December 16, 2009 with annual interest at September 30, 2009 of 6.42% secured by assets of the Company.	292,500	291,792

Loan payable to Industrial and Commercial Bank of China, due on November 18, 2009 with annual interest at September 30, 2009 of 6.1065% the rate being adjusted quarterly based on People’s Bank of China’s base rate plus 1.5% secured by assets of the Company.	146,250	-

Loan payable to Agricultural and Commercial Bank, due on May 25, 2013 with annual interest at September 30, 2009 of 5.7525% secured by assets of the Company.	585,002	-

Principal amount of loan payable to an investor, due on February 7, 2011.	80,000	-

Principal amount of loan payable to investors, due on September 23, 2010, with interest of 15% per annum (see (a) below).	250,000	-

Total loans payable	2,085,002	1,021,272
Less: long-term portion of loans payable	(665,001)	-
Current portion of loans payable	1,420,001	-

Less: debt discount (a)	(60,490)	-

Current portion of loans payable – net	$1,359,511	$1,021,272

(a)
In March 2009, the Company sold to two investors its 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 145,833 shares at an exercise price of $1.20 per share for a total of $250,000. The debt discount represents the unamortized value of the warrants issued in the transaction.  (See Note 6(f)).

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related party

At September 30, 2009 and December 31, 2008, the following was due from related parties:

Name	Relationship	September 30, 2009	December 31, 2008

Wuxi Aoyida Machinery Co. Ltd	Company owned by sibling of CEO (1)	$-	$437,688

		$-	$437,688

(1)
This loan was made in December 2008 and repaid in January 2009 without interest.  Although the Company does not believe that this loan violates the proscription against loans to directors or executive officers contained in Section 402 of the Sarbanes-Oxley Act of 2002, it is possible that a court might come to a different conclusion.

Purchase of assets from related party

In July 2007, the Company agreed to acquire property from Boiler for an aggregate price of 89,282,500 RMB, or approximately $12,207,000. The Company had previously been a 33% owner of Boiler and, in 2007, the Company sold its interest in Boiler to a related party.  The original purchase price was reduced by 9,196,341 RMB, or approximately $1,257,000, which represents the Company’s 33% interest in the appreciation in property prior to the sale of the Company’s interest in Boiler, resulting in a net purchase price of 80,086,159 RMB, or approximately $10,950,000. The property consists of an approximately 100,000 square foot factory, land use rights, employee housing facilities and other leasehold improvements. The purchase price was fully paid by December 31, 2008.  Prior to payment of the purchase price, the Company treated its payments as deposits on long-term assets, which amounted to $11,538,000.  During 2008, the Company received the certificate of land use rights but as of December 31, 2008 had not received the completed title to the buildings until March 2009. During 2008, upon the receipt of the land use rights and the full payment of the purchase price, the Company reclassified approximately $3,304,000, representing Boiler’s cost of the land use rights, to land use rights (See Note 5), reclassified approximately $5,517,000, which represents Boiler’s cost of constructing the factory and related leasehold improvements and employee housing facilities, to property and equipment, and reclassified approximately $2,717,000, which represents the excess of amounts paid by the Company for the land use rights and factory facilities over the original cost of the land use rights and factory facilities acquired, to a distribution to related parties. The difference between the total payments, $11,538,000, and the purchase price of $10,950,000 is treated as a foreign currency translation adjustment.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2009 and 2008, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIE, Dyeing and Electric and Fulland Wind Energy are subject to these statutory rates.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 10 - SEGMENT INFORMATION

For the three and nine months ended September 30, 2009 and 2008, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Dyeing and finishing equipment	$4,983,302	$5,958,627	$12,309,750	$17,125,918
Forged rolled rings and electric power equipment	11,148,968	5,811,535	25,267,417	14,274,268
	16,132,270	11,770,162	37,577,167	31,400,186
Depreciation:
Dyeing and finishing equipment	104,335	89,316	308,027	293,662
Forged rolled rings and electric power equipment	436,460	70,137	929,895	188,714
	540,795	159,453	1,237,922	482,376
Interest expense:
Dyeing and finishing equipment	-	-	-	-
Forged rolled rings and electric power equipment	27,965	20,427	72,104	55,932
Other (a)	26,286	-	181,876	2,242,942
	54,251	20,427	253,980	2,298,874
Net income (loss):
Dyeing and finishing equipment	705,206	988,906	1,596,797	2,780,281
Forged rolled rings and electric power equipment	2,032,910	1,039,993	4,104,264	2,169,854
Other (a)	(239,679)	(168,037)	(776,031)	(2,927,950)
	2,498,437	1,860,862	4,925,030	2,022,185

Identifiable long-lived tangible assets at September 30, 2009 and	September 30, 2009	December 31, 2008
December 31, 2008 by segment:
Dyeing and finishing equipment	$5,012,448	$10,057,047
Forged rolled rings and electric power equipment	26,241,925	15,882,549
Other (a)	-	-
	$31,254,373	$25,939,596

Identifiable long-lived tangible assets at September 30, 2009 and
December 31, 2008 by geographical location:
China	$31,254,373	$25,939,596
United States	-	-
	$31,254,373	$25,939,596

(a)
The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level. Additionally, other identifiable long-lived tangible assets represents assets located in the United States and Hong Kong and are not allocated to reportable segments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

For the nine months ended September 30, 2009, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2008	$72,407	$548,796	$-	$621,203
Additional to statutory reserves	-	398,285	11,683	409,968
Balance – September 30, 2009	$72,407	$947,081	$11,683	$1,031,171

NOTE 12 – GRANT INCOME

The Company received RMB 1 million ($146,145) in a grant from the Economic and Trade Bureau of Huishan District, Wuxi City on June 18, 2009.  The Company used the grant for working capital purposes to increase production of forged products.

NOTE 13 – SUBSEQUENT EVENTS

On October 22, 2009, the Company sold 2,400,000 shares of series A preferred stock to investors for $2,400,000.  The price of the common stock was $3.00 per share.  As  a result, the Company will recognize a deemed preferred stock dividend equal to the difference between the fair market value of the 2,400,000 shares of series A preferred stock, determined on an “as if converted” basis and the $2,400,000 consideration we received for the series A preferred stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our revenues are derived from two unrelated businesses:  (1) the manufacture and sale of forged rolled rings and other components for the wind power and other industries and electric power auxiliary apparatuses and (2) the manufacture and sale of dyeing and finishing equipment. We market products from these two segments with independent marketing groups to different customer bases.  We operate through a wholly-owned subsidiary and two affiliated companies, which are variable interest entities.  The variable interest entities are Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), which are collectively referred to as the “Huayang Companies.”  The wholly-owned subsidiary is Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind”).  Fulland Wind manufactures forged rolled rings in our new facilities, and our rolled ring business is being increasingly operated through Fulland Wind.

Substantially all of sales are made to companies in China.  Prior to 2009, the dyeing and finishing equipment business has been the principal source of our revenue and operating income.  Commencing in 2008, we began to emphasize our forged rolled rings and electrical power equipment segment, principally the high precision forged rolled rings for the wind power and other industries.  We have also manufactured specialty electrical power equipment for operators of coal-fired electricity generation plants.  Although this portion of our business accounted for approximately 5.5% of our revenue in the nine months ended September 30, 2008, we did not generate any revenue from these products during the nine months ended September 30, 2009, and we cannot assure you that we will generate significant, if any, revenue from these products in the future, especially since we are devoting an increasing percentage of our capacity to the development and marketing of forged rolled rings for the wind power and other industries.  As the wind power industry continues to grow, we expect the shortage of key components, such as gearboxes and bearings, to continue.  As a result, we expect to see continued demand for our forged products coming from the wind power and other industries.  As China continues to promote renewable energy and environmental sustainability while seeking to expand its economy,

Our growth in our forged rolled rings business has been accompanied by a decline in revenue from dyeing and finishing equipment in both the three and nine months ended September 30, 2009, compared with the comparable periods during 2008. Our dyeing and finishing equipment business is dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC, or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, it is harder for us to collect our outstanding accounts receivable due to the tough economy. We deliberately slowed down our dyeing machine production in fiscal 2009.  Additionally, the export market can also be subject to protectionist measures imposed by importing countries seeking to protect their own industries in a time of a declining demand for products.  As a result, we are experiencing a significant decline in this segment of our business, and we cannot predict when, if at all, business in this segment will improve.  If we are not able to generate sufficient business, we may discontinue this phase of our operations and concentrate on our forged rings and electrical power equipment segment.

The following table sets forth information as to revenue of our dyeing and finishing equipment, forged rolled rings and electrical power equipment in dollars and as a percent of revenue (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Dyeing and finishing equipment	$4,983	30.5%	$5,959	50.6%	$12,310	32.8%	$17,126	54.5%
Forged rolled rings – wind power industry	6,877	42.9%	2,494	21.2%	13,243	35.2%	5,125	16.3%
Forged rolled rings – other industries	4,272	26.6%	2,764	23.5%	12,024	32.0%	7,420	23.7%
Electrical equipment	-	-	553	4.7%	-	-	1,730	5.5%
Total	$16,132	100.0%	11,770	100.0%	$37,577	100.0%	31,401	100.0%

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

We have required cash for our business, particularly for our expanded plant facilities. In September and October we issued shares of series A preferred stock at a price which, on an as-converted basis, was at a discount from the market price of the common stock on the date of the sale.  These sales generate a deemed preferred stock dividend equal to the difference between the value of the underlying common stock on the date of sale and the sales proceeds.  Although this deemed preferred stock dividend affects the net income allocable to common stockholders, it does not affect our cash position.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Variable Interest Entities

Pursuant to Financial Accounting Standards Board accounting standards, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

The Huayang Companies are considered VIEs, and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Huayang Companies pursuant to which we shall receive 100% of the Huayang Companies’ net income. In accordance with these agreements, the Huayang Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service the Huayang Companies.

The accounts of the Huayang Companies are consolidated in the accompanying financial statements. As a VIE, the Huayang Companies sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of the Huayang Companies net income, and its assets and liabilities are included in our consolidated balance sheet. The VIEs do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of the Huayang Companies financial statements with our financial statements.

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

Inventories

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within or close to the date of delivery of the equipment.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the nine months ended September 30, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forging of parts, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. We had no research and development expenses during the nine months ended September 30, 2009 and 2008.

Income taxes

We are governed by the Income Tax Law of the PRC. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Deemed Preferred Stock Dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.

Recent accounting pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 10, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

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

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary and affiliates is RMB.  To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, which may have a material adverse effect on the price of our stock.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Net Revenues	$16,132	100.0%	$11,770	100.0%	$37,577	100.0%	$31,400	100.0%
Cost of Revenues	12,243	75.9%	8,816	74.9%	28,986	77.1%	23,509	74.8%
Gross Profit	3,889	24.1%	2,954	25.1%	8,591	22.9%	7,891	25.2%
Operating Expenses	470	2.9%	484	4.1%	1,641	4.4%	1,909	6.1%
Income from Operations	3,420	21.2%	2,470	21.0%	6,950	18.5%	5,982	19.1%
Other Income (Expenses)	(59)	(0.4)%	(18)	(0.2)%	(124)	(0.3)%	(2,309)	(7.4)%
Income Before Provision for Income Taxes	3,360	20.8%	2,452	20.8%	6,825	18.2%	3,673	11.7%
Provision for Income Taxes	862	5.3%	591	5.0%	1,900	5.1%	1,651	5.3%
Net Income	2,498	15.5%	1,861	15.8%	4,925	13.1%	2,022	6.4%
Deemed preferred stock dividend	(462)	(2.9%)	--	--	(462)	(1.3)%	(2,884)	(9.2)%
Net income (loss) allocable to common shareholders	2,036	12.6%	1,861	15.8%	4,463	11.9%	(862)	(2.7)%
Other Comprehensive Income:
Foreign Currency Translation Adjustment	40	0.2%	67	0.6%	84	0.2%	1,680	5.4%
Comprehensive Income	2,538	15.7%	1,928	16.4%	5,009	13.3%	3,702	11.8%

The following table sets forth information as to the gross margin for our two lines of business for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Dyeing and finishing equipment:

Revenue	$4,983	$5,959	$12,310	$17,126
Cost of sales	3,897	4,389	9,634	12,656
Gross profit	1,086	1,570	2,676	4,470
Gross margin	21.7%	26.3%	21.7%	26.1%

Forged rolled rings and electric power equipment:

Revenue	$11,149	$5,811	$25,267	$14,274
Cost of sales	8,345	4,427	19,352	10,853
Gross profit	2,804	1,384	5,915	3,421
Gross margin	25.1%	23.8%	23.4%	24.0%

Nine Months Ended September 30, 2009 and 2008

Revenues. For the nine months ended September 30, 2009, we had revenues of $37,577,000, as compared to revenues of $31,400,000 for the nine months ended September 30, 2008, an increase of $6,177,000, or approximately 19.7%. The increase in total revenue was attributable to increases in revenue from forged rolled rings offset by a decrease in Dyeing revenues and the absence of any revenue from electrical equipment, and is summarized as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Increase/ (Decrease)	Percentage Change
Dyeing and finishing equipment	$12,310	$17,126	$(4,816)	(28.1	) %
Forged rolled rings - wind power industry	13,243	5,125	8,118	158.4%
Forged rolled rings - other industries	12,024	7,419	4,605	62.1%
Electrical equipment	-	1,730	(1,730)	(100	) %
Total net revenues	$37,577	$31,400	$6,177	19.7%

The decrease in revenues from the sale of dyeing and finishing equipment reflects the impact that the global recession had on the textile industry in China.  We have experienced, and we are continuing to experience, a decline in orders for our textile dyeing machines, and domestic competition has required us to lower our selling prices to compete with other companies in China that sell similar products.

Revenues from forging of rolled rings totaled $25,267,000, with revenues from the wind power industry amounting to $13,243,000 and revenues from other forging operations amounting to $12,024,000.  Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 158.4% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We experienced a 62.1% increase in forging revenues from other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry.  We had no sales of electrical equipment in the nine months ended September 30, 2009.

Cost of sales. Cost of sales for the nine months ended September 30, 2009 increased $5,477,000 or 23.3%, from $23,509,000 for the nine months ended September 30, 2008 to $28,986,000 for the nine months ended September 30, 2009. Cost of goods sold for Dyeing was $9,634,000 for the nine months ended September 30, 2009, as compared to $12,656,000 for the nine months ended September 30, 2008. Cost of sales related to the manufacture of forged rolled rings and other components and the electric power generating equipment was $19,352,000 for the nine months ended September 30, 2009, which related only to forged rolled rings, as compared to $10,853,000 for the nine months ended September 30, 2008.

Gross profit and gross margin. Our gross profit was $8,591,000 for the nine months ended September 30, 2009, as compared to $7,891,000 for the nine months ended September 30, 2008, representing gross margins of 22.9% and 25.2%, respectively. Gross profit for Dyeing was $2,676,000 for the nine months ended September 30, 2009 as compared to $4,470,000 for the nine months ended September 30, 2008, representing gross margins of approximately 21.7% and 26.1%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during that period as well as a reduction of our sales price due to stronger competition resulting from the downturn in the textile industry in China.  Gross profit from forged rolled rings and electric power equipment segment were $5,915,000 for the nine months ended September 30, 2009 as compared to $3,421,000 for the nine months ended September 30, 2008, representing gross margins of approximately 23.4% and 24.0%, respectively. The slight decrease in our gross margin was mainly attributed to operational inefficiencies as we operated at low production levels, manufactured sample units for customers, and incurred significant start-up costs in addition to the normal fixed-costs associated with operating our new forging facilities.  Some of the costs incurred during the nine months ended September 30, 2009 related to costs of test production runs, utilities to power our new production ovens, and payroll costs. We believe that our gross margins will improve to the extent that we are able to utilize our factory more efficiently.

Depreciation. For the nine months ended September 30, 2009, our depreciation was $1,238,000, of which $994,000 is included in cost of sales and $244,000 is included in operating expenses, as compared with the nine months ended September 30, 2008, with depreciation expense of $482,000, of which $254,000 is included in cost of sales and $228,000 is included in operating expenses. The overall increase in depreciation is attributable to an increase in our equipment, primarily relating to our forged rolled rings. Additionally, beginning in the second quarter of 2009, our new facility was placed in service and we began to generate revenues and, accordingly, we began to depreciate the property and equipment associated with the new facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,397,000 for the nine months ended September 30, 2009, as compared to $1,681,000 for the nine months ended September 30, 2008, a decrease of $284,000, or approximately 16.9%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Professional fees	$319	$399
Payroll and related benefits	335	334
Travel	115	175
Bad debt expense	132	172
Other	496	601
	$1,397	$1,681

•
Professional fees decreased for the nine months ended September 30, 2009 by $80,000, or 20.1%, as compared to the same period in 2008. The decrease is primarily attributed to a decrease in legal expense of approximately $110,000 related to the filing of a registration statement in the 2008 period covering stock issuable upon exercise of warrants offset by an increase in Edgar filing fee of approximately $30,000.

•
Payroll and related benefits increased for the nine months ended September 30, 2009 by $1,000, or 0.3%, as compared to the same period in 2008. For the nine months ended September 30, 2009, we had an increase in compensation and related benefits of approximately $27,000 in our forged rolled rings operations resulting from the expansion of our rolled rings operations offset by a decrease in compensation and related benefits of approximately $1,000 in our dyeing operations and net decrease in compensation for our unallocated overhead of approximately $25,000 which primarily attributed to a decrease in our board of directors’ compensation.

•
Travel expense for the nine months ended September 30, 2009 decreased by $60,000, or 34.3%, as compared to the same period in 2008. The decrease is related to a decrease in travel by sales personnel and engineers.

•
Bad debt expense decreased for the nine months ended September 30, 2009 by $40,000, or 23.2%. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Other selling, general and administrative expenses decreased by $105,000, or 17.5%, for the nine months ended September 30, 2009 as compared with the same period in 2008. The decrease was primarily attributed to the decrease in shipping fee paid for our customers and stricter control on our expenditures.

Income from operations. For the nine months ended September 30, 2009, income from operations was $6,950,000 as compared to $5,982,000 for the nine months ended September 30, 2008, an increase of $968,000 or 16.2%.

Other income (expenses). For the nine months ended September 30, 2009, other expenses amounted to $124,000 as compared to other expenses of $2,309,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, other income (expense) included:

•
interest expense of $254,000, consisting of non-cash interest expense of $32,000 from the amortization of debt discount arising from our March 2009 financing, $128,000 from the issuance of common stock as payment of a note and interest, and interest expense of $94,000 incurred on our outstanding loans;

•	Grant income of $146,000 from the Economic and Trade Bureau of Huishan District, Wuxi City. We used the grant for working capital purposes to increase production of forged products;

•	amortization of debt issuance costs of $14,000; and

•	nominal foreign currency losses and interest income.

For the nine months ended September 30, 2008, other income (expense) included:

•
interest expense of $2,299,000, consisting of non-cash interest expense of $2,264,000 from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement offset by the reversal of accrued interest of $21,000 and interest expense of $56,000 incurred on our outstanding loans;

•	amortization of debt issuance costs of $22,000, and

•	interest income of $12,000.

Income tax expense. Income tax expense increased $249,000 or approximately 15.1%, for the nine months ended September 30, 2009 as compared to the comparable period in 2008 primarily as a result of the increase in taxable income generated by our operating entities.

Deemed Preferred Stock Dividend.   In September 2009, we sold 1,100,000 shares of series A preferred stock for $1,100,000.  Each share of series A preferred stock is convertible into one-third of a share of common stock.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $3.00 per share, which was less than the market price on the date of the sale.  We recognized a deemed preferred stock dividend equal to the difference between the fair market value of the 1,100,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($1,100,000), which was $462,000.

In the nine months ended September 30, 2008, we incurred a deemed preferred stock dividend of resulted from the automatic conversion in March 2008 of our 3% convertible subordinated notes into shares of series A preferred stock and warrants.  The amount of the deemed preferred stock dividend, $2,884,000, reflected the value of the warrants that were issued upon such conversion.

Net income.  As a result of the foregoing, our net income for the nine months ended September 30, 2009 was $4,925,000.  As a result of the deemed preferred stock dividend, our net income allocable to common shareholders was $4,463,000, or $0.29 per share (basic) or $0.20 (diluted).  Net income for the nine months ended September 30, 2008 was $2,022,000.   As a result of the deemed preferred stock dividend, we sustained a net loss allocable to common shareholders of $862,000, or $(0.07) per share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $84,000 for the nine months ended September 30, 2009 as compared to $1,680,000 for comparable period in 2008. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the nine months ended September 30, 2009 of $5,009,000, compared with $3,702,000 for the nine months ended September 30, 2008.

Three Months Ended September 30, 2009 and 2008

Revenues. For the three months ended September 30, 2009, we had revenues of $16,132,000, as compared to revenues of $11,770,000 for the three months ended September 30, 2008, an increase of $4,362,000 or approximately 37.1%.  The increase in total revenue was attributable to increases in revenue from forged rolled rings offset by a decrease in Dyeing revenues and the absence of any revenues from electrical equipment in the three months ended September 30, 2009, and is summarized as follows (dollars in thousands):

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$4,984	$5,959	$(975)	(16.4	) %
Forged rolled rings - wind power industry	6,876	2,494	4,382	175.7%
Forged rolled rings - other industries	4,272	2,764	1,508	54.5%
Electrical equipment	-	553	(553)	(100.0	) %
Total net revenues	$16,132	$11,770	$4,362	37.0%

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

Revenues from forging of rolled rings totaled $11,148,000 for the three months ended September 30, 2009, with revenues from the wind power industry amounting to $6,876,000 and revenues from other forging operations amounting to $4,272,000.  Due to our shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 175.7% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.We experienced a 54.5% increase in forging revenues from other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industry.

Cost of sales. Cost of sales for the three months ended September 30, 2009 increased $3,426,000 or 38.9%, from $8,816,000 for the three months ended September 30, 2008 to $12,242,000 for the three months ended September 30, 2009. Cost of goods sold for Dyeing was $3,897,000 for the three months ended September 30, 2009, as compared to $4,389,000 for the three months ended September 30, 2008. Cost of sales related to electric power generating equipment and the manufacture of forged rolled rings and other components was $8,345,000 for the three months ended September 30, 2009 as compared to $4,427,000 for the three months ended September 30, 2008.

Gross profit and gross margin. Our gross profit was $3,889,000 for the three months ended September 30, 2009 as compared to $2,954,000 for the three months ended September 30, 2008, representing gross margins of 24.1% and 25.1%, respectively. Gross profit for Dyeing was $1,087,000 for the three months ended September 30, 2009 as compared to $1,570,000 for the three months ended September 30, 2008, representing gross margins of approximately 21.7% and 26.3%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during that period as well as a reduction of our sales price due to stronger competition resulting from the downturn in the textile industry in China. Gross profit related to the forged rolled rings and electric power equipment was $2,804,000 for the three months ended September 30, 2009 as compared to $1,384,000 for the three months ended September 30, 2008, representing a gross margin of 25.1% and 23.8%, respectively. The increase in our gross margin for the forged rolled rings and electric power equipment was attributed to the our ability to manufacture in our facility more products for which we outsourced and paid fees to third party previously. Additionally, we are improving our efficiency at our new manufacturing facility and we expect gross margins to improve over time.

Depreciation. Depreciation amounted to $541,000 for the three months ended September 30, 2009, of which $458,000 is included in cost of sales and $83,000 is included in operating expenses.  For the three months ended September 30, 2008, our depreciation was $159,000, of which $89,000 is included in cost of sales and $70,000 is included in operating expenses. The overall increase in depreciation is attributable to an increase in property and equipment. Additionally, during the third quarter of 2009, our new facility was placed in service and we began to generate revenues and, accordingly, we began to depreciate the property and equipment associated with the new facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $387,000 for the three months ended September 30, 2009, as compared to $414,000 for the three months ended September 30, 2008, a decrease of $27,000 or approximately 6.6%. Selling, general and administrative expenses consisted of the following (dollars in thousands):
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Professional fees	$110	$18
Payroll and related benefits	120	112
Travel	47	73
Bad debt (recovery) expense	(12)	2
Other	121	209
	$386	$414

•
Professional fees increased by $92,000, or 511.1%, for the three months ended September 30, 2009, as compared to the same period in 2008. The increase resulted from an increase is expenses relating to investor presentations and conferences during the third quarter of fiscal 2009.

•
Payroll and related benefits increased for the three months ended September 30, 2009 by $8,000, or 7.1%, as compared to the same period in 2008. The slight increase was primarily attributed to the increase in compensation and related benefits in our forging segment resulting from the expansion of our forging operation.

•
Travel expenses for the three months ended September 30, 2009 decreased by $26,000, or 35.6%, as compared to the same period in 2008. The slight decrease is related to a decrease in travel by our sales personnel and engineers.

•
For the three months ended September 30, 2009, we had bad debt recovery of $12,000 as compared to bad debt expense of $2,000 for the three months ended September 30, 2008. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Other selling, general and administrative expenses decreased by $88,000, or 42.1%, for the three months ended September 30, 2009 as compared with the same period in 2008. The decrease was primarily attributed to a decrease in local taxes paid to local government due to decreased tax rate as well as cost cutting measures.

Income from operations. For the three months ended September 30, 2009, income from operations was $3,420,000 as compared to $2,470,000 for the three months ended September 30, 2008, an increase of $950,000 or 38.5%.

Other income (expenses). For the three months ended September 30, 2009, other expense amounted to $59,000 as compared to other expenses of $18,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, other income (expense) included:

•
interest expense of $54,000, consisting of non-cash interest expense of $15,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $39,000 incurred on our outstanding loans;

•	loss from foreign currency exchange rate of $3,000;

•	debt issuance costs of $2,000 and

•	nominal interest income.

For the three months ended September 30, 2008, other expenses represented interest expense of $20,000; and, interest income of $2,000.

Income tax expense. Income tax expense increased $271,000 or approximately 45.9%, for the three months ended September 30, 2009 as compared to the same period in 2008 primarily as a result of the increase in taxable income generated by our operating entities.

Deemed preferred stock dividend.   In September 2009, we sold 1,100,000 shares of series A preferred stock for $1,100,000.  Each share of series A preferred stock is convertible into one-third of a share of common stock.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $3.00 per share, which was less than the market price on the date of the sale.  We recognized a deemed preferred stock dividend equal to the difference between the fair market value of the 1,100,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($1,100,000), which was $462,000.  We had no comparable item in the three months ended September 30, 2008.

Net income. For the three months ended September 30, 2009, we recorded net income of $2,498,000.  As a result of the deemed preferred stock dividend, our net income allocable to common shareholders was $2,036,000, or $0.13 per share (basic) and $0.09 per share (diluted).  For the three months ended September 30, 2008, we had net income of $1,861,000, or $0.14 per share (basic) and $0.08 per share (diluted).  Since we had no deemed preferred stock dividend, all of our net income allocable to common sharesholders.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $40,000 for the three months ended September 30, 2009 as compared to $67,000 for comparable period in 2008. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended September 30, 2009, comprehensive income was $2,538,000, as compared with comprehensive income of $1,928,000 for the three months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2009 and December 31, 2008, we had cash balances of $1,159,000 and $329,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
Country:
United States	$30	2.6%	$1	0.3%
China	1,129	97.4%	328	99.7%
Total cash and cash equivalents	$1,159	100.0%	$329	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to September 30, 2009 (dollars in thousands):

	September 30,	December 31,		Percent
Category	2009	2008	Change	Change
Current assets:
Cash and cash equivalents	1,159	329	830	252.7%
Notes receivable	88	270	(182)	(67.4%)
Accounts receivable, net of allowance for doubtful accounts	6,005	4,518	1,487	32.9%
Inventories, net of reserve for obsolete inventory	3,012	1,892	1,120	59.2%
Advances to suppliers	270	118	152	129.5%
Due from related party	-	437	(437)	(100.0)%
Prepaid value-added taxes on purchases	312	-	312	N/A
Prepaid expenses and other	121	22	99	454.3%
Current liabilities:
Loans payable	1,359	1,021	338	33.1%
Accounts payable	2,654	2,485	169	6.8%
Accrued expenses	454	188	266	142.2%
VAT and service taxes payable	216	97	119	122.2%
Advances from customers	66	46	20	43.4%
Income taxes payable	863	569	294	51.5%
Working capital:
Total current assets	10,967	7,586	3,381	44.6%
Total current liabilities	5,612	4,406	1,206	27.4%
Working capital	5,355	3,180	2,175	68.4%

Our working capital increased by $2,175,000, to $5,354,000 at September 30, 2009 from $3,180,000 at December 31, 2008. This increase in working capital resulted from an increase in accounts receivable and inventory and the sale of series A preferred stock in September 2009, from which we received gross proceeds of $1,100,000.  At September 30, 2009, our accounts receivable were $6,005,000, of which $2,186,000 originated from our Dyeing segment and $3,819,000 originated from our forged rolled rings segment.   We believe that our collection remains strong and that our reserves for bad debts reflect the risk of nonpayment by our customers. However, the worldwide economic downturn may affect our customers’ ability to pay, particularly in the Dyeing segment.

Net cash flow provided by operating activities was $4,921,000 for the nine months ended September 30, 2009 as compared to net cash flow provided by operating activities of $5,040,000 for the nine months ended September 30 2008, a decrease of $119,000. Net cash flow provided by operating activities for the nine months ended September 30, 2009 was mainly due to net income of $4,925,000, the add-back of non-cash items of depreciation of $1,238,000, the amortization of debt discount of $32,000, the amortization of land use rights of $65,000, an increase in our allowance for bad debt of $132,000, the add-back of interest expense of $128,000 resulting from the issuance of common stock for the payment of interest on a note, and stock-based compensation of $158,000, a decrease in notes receivable of $182,000, a decrease in due from related party of $438,000, an increase in accounts payable of $163,000, an increase in accrued expense of $266,000, an increase in VAT and service taxes payable of $119,000, an increase in income taxes payable of $292,000 and an increase in advances from customers of $20,000 offset by an increase in accounts receivable of $1,607,000, an increase in inventories of $1,115,000, an increase in prepaid value-added taxes on purchase of $312,000, an increase in prepaid and other current assets of $52,000 and an increase in advances to suppliers of $152,000. Net cash flow provided by operating activities for the nine months ended September 30, 2008 was mainly due to net income of $2,022,000, the add-back of non-cash items of depreciation and amortization of $482,000, the amortization of debt discount of $2,264,000, the amortization of deferred debt costs of $21,000, the increase in our allowance for bad debt of $172,000, non-cash rent expense associated with prepaid land use rights of $63,000, and the add-back of stock-based compensation of $75,000, the decrease in prepaid and other assets of $281,000 and advances to suppliers of $727,000 and an increase in accounts payable of $1,190,000 offset by an increase in accounts receivable of $1,778,000, inventories of $124,000, and the payment of VAT and service taxes of $390,000.

Net cash flow used in investing activities was $6,486,000 for the nine months ended September 30, 2009 and compared to net cash used in investing activities of $11,538,000 for the nine months ended September 30, 2008. Net cash flow used in investing activities for the nine months ended September 30, 2009 was primarily due to the purchase of property and equipment of $6,486,000 and was related to the acquisition of additional equipment for our new facility. For the nine months ended September 30, 2008, used $11,629,000 for the purchase or our plant facility and $90,000 for the deposit on factory equipments.  These expenditures were offset by the repayment of amounts due from related parties of $146,000 and from the sale of a business in which we had a cost-method investment.

Net cash flow provided by financing activities was $2,395,000 for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $2,051,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we received proceeds from loans of $1,214,000, proceeds from the exercise of warrants of $83,000 and proceeds from sale of preferred stock of $1,098,000. For the nine months ended September 30, 2008, we received proceeds from short-term bank loans of $143,000, and proceeds from the exercise of warrants of $2,012,000 offset by the repayment of related party advances of $103,000. The transactions in which we sold stock and notes are discussed below.

In 2008, we received $2,188,000 from the exercise of warrants to purchase 1,032,085 shares of common stock.  During the nine months ended September 30, 2009, we received $83,000 from the exercise of warrants to purchase 69,260 shares of common stock.

In March 2009, we sold to two investors our 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 437,500 shares of common stock at an exercise price of $0.40 per share.  Pursuant to the related purchase agreements, our chief executive officer placed 510,417 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.60 per share, in payment of the interest or principal, as the case may be, if we do not pay the interest on or principal of the note before it becomes an event of default.  Pursuant to the loan documents, in the event of that Leo Wang ceases to be employed by us as our chief financial officer the holders of not less than $126,000 principal amount of the notes, shall have the right, on not less than 60 days’ notice, to declare the notes in default.  If Mr. Wang ceases to be employed by us as a result of his death, disability or a termination for cause, than we shall have 60 days to replace Mr. Wang with a chief financial officer acceptable to investors.

In August 2009, we borrowed $80,000 from Barron Partners LP for which we issued our 18-month 12% promissory note in the principal amount of $80,000. Payment of our obligations of the note are secured by a pledge of and conversion right with respect to 62,933 shares of common stock owned by Yunxia Ren, the daughter-in-law of our chief executive officer and a major stockholder. The pledge and conversion right enables Barron to convert any or the entire principal amount of the note or interest into pledged shares, at a conversion price of $1.50 per share upon any default in payment of principal or interest. The number of pledged shares to be delivered shall be determined by dividing the principal amount or interest of the note being converted by the conversion price. The pledged shares shall be held in escrow.

In September 2009, we sold 1,100,000 shares of series A preferred stock, to Barron for $1,100,000.

On October 22, 2009, we sold 2,400,000 shares of series A preferred stock to a Barron and other investors for $2,400,000.

In addition to the loans described in the preceding paragraph, during the nine months ended September 30, 2009, we received several bank and third-party loans for aggregate proceeds of approximately $1,214,000.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2009 (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$1,755	$1,170	$-	$585	$-
Loans payable	330	250	80	-	-
Total Contractual Obligations:	$2,085	$1,420	$80	$585	$-

(1)	Bank indebtedness consists of short term and long term bank loans.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the nine months ended September 30, 2009, we had unrealized foreign currency translation gain of $84,000, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including Jianhua Wu, our chief executive officer, and Leo Wang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Messrs. Wu and Wang, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.  However, management believes that these deficiencies do not amount to a material weakness. Therefore, our internal control over financial reporting were effective as of September 30, 2009.

We became a reporting company in November 2007.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007.  During most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, including the hiring of our chief financial officer, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified personnel to perform internal audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
In late 2007, we engaged Adam Wasserman, a senior financial executive from the U.S. to serve as our chief financial officer on a part-time basis.   In December 2008, we hired Leo Wang as our chief financial officer on a full-time basis and Mr. Wasserman became our vice president of financial reporting.  Mr. Wasserman has extensive experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive and chief financial officers oversees and manages our financial reporting process and required training of the accounting staff.

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

•	We elected two independent directors and they, along with a third independent director, serve on our audit committee. We have also adopted a charter for our audit committee.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of September 30, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the SEC. Since management has concluded that no errors or restatements have occurred and believes that controls were in place during the 2008 quarters that would detect or prevent a material misstatement in our consolidated financial statements, management has concluded that that there was not a material weakness in controls.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2009, we issued 1,478 shares of common stock to our vice president of financial reporting for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the date of grant and we recorded stock-based compensation of $6,250.

On August 14, 2009, we issued 6,897 shares of common stock to a newly-elected director pursuant to an agreement with the director. The shares were valued at fair value on the date of grant and we recorded stock-based compensation of $3,750 and prepaid expenses of $26,250.

On August 14, 2009, we issued 6,667 shares of common stock to an investor relations company. The shares were valued at fair value on the date of grant and we recorded professional fees of $29,000.

On August 4, 2009, we issued 89,213 shares of common stock upon the conversion of 267,640 shares of series A preferred stock.

On July 1, 2009, we issued 3,098 shares of common stock for cashless exercise of outstanding warrants.

On September 9, 2009, we issued 1,487 shares of common stock for cashless exercise of outstanding warrants.

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

CHINA WIND SYSTEMS, INC.

Date: November 16, 2009	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: November 16, 2009	By:	/s/ Leo Wang
Leo Wang, Chief Financial Officer