Form 10-K
period 2009-12-31
China Wind Systems, Inc
filed 2010-03-31
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____

Commission file number: 001-34591

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
Fax: (212) 930-9725
E-mail: alevitsky@srff.com

Securities registered under Section 12(b) of the Act:  common stock, par value $0.001 per share
Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,274,359 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,330,537 shares of common stock are issued and outstanding as of March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Part III is incorporated by reference from the Company’s definitive proxy statement for the Company’s annual meeting of shareholders held on March 5, 2010, which was filed with the Commission on February 17, 2010.

CHINA WIND SYSTEMS, INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” and words of like import refer to China Wind Systems, Inc., its wholly-owned subsidiaries, and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”), both of which are variable interest entities under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise.

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

PART I
ITEM 1.  BUSINESS

We are engaged in two business segments – the forged rolled rings and related products segment, in which we manufacture and sell high precision forged rolled rings for the wind power and other industries, and the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines.

Through our forged rolled rings and related products division, we supply precision forged rolled rings and other forged components to the wind industry.  These components are used in wind turbines, which are used to generate wind power.  The government of the PRC has announced its desire to expand significantly its goal for installed wind energy capacity.  We began to manufacture shafts and forged rolled rings for gear rims, flanges and other applications in our new 108,000 square foot manufacturing facility which became operational in March 2009.

We produce precision forgings using axial close-die forging technology, which is a new technology for producing rotary precision forgings. We made the forging machine itself, providing a strong advantage in machine maintenance and cost compared to other companies using foreign equipment. The axial close-die forging technology reduces material consumption by as much as 35%, provides a high precision and surface flatness, reducing the cutting output and has excellent mechanical strength and high flexibility, and is a fully automatic operation. Our forging capabilities continue to increase as we implement our expansion plans.

In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry.  We believe that electro-slag re-melted forged products will be important components in the next generation of larger wind turbines, which will require stronger steel alloy precision forged components than the smaller turbines.  Electro-slag re-melted technology is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We expect to begin to test manufacture products at this plant in the second quarter of 2010.

In addition to the wind industry, we sell our forged rolled rings and other products in other industries, including railway heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar manufacturing industries, which use our forged rolled rings railway as components in the manufacture of equipment.

Sales of forged rolled rings to the wind power and other industries represented approximately 66.8% of our total net revenue in 2009 and 41.4% in 2008. We believe that this business will have a key role to play in the next phase in China’s evolving wind power industry and will represent an increasing percentage of our revenue and gross profit.

Through this division, which was formerly known as the forged rolled ring and electric power equipment division, until the end of 2009, we designed, manufactured and sold both standard and custom auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. In the fourth quarter of 2009, we sold our remaining units of auxiliary electrical equipment and we will no longer produce these products in the future.

Through our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dyeing and finishing machinery. Our products feature a high degree of both automation and mechanical-electrical integration. Our products are widely used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn.

Prior to 2009, the manufacturing of textile dyeing and finishing machines was our principal source of revenue. We have changed our focus to the manufacture of forged rolled rings, gear rims and yaw bearings in order to meet the growing demands of China’s wind energy industry.  We believe that there is a shortage of wind components in China’s wind energy supply chain. The shortage is caused by the lack of forged products including rolled rings and gear rims which are used in the gearbox, and rolled rings used in yaw bearings.  We expect revenue from the dyeing and finishing equipment segment of our business to continue to decline, both in terms of revenue and as a percentage of total revenue.

Organization

We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. At the time of the reverse acquisition, described below, we were not engaged in any business activities and we were considered to be a blank-check shell company.

We are the sole stockholder of Fulland Limited, a Cayman Islands limited liability company. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd., and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises organized under the laws of the People’s Republic of China.  In August 2008, we formed a Fulland Wind Energy to conduct a portion of our wind power and rolled ring business through this subsidiary.  At the new manufacturing facility, we will begin to manufacture forged rolled rings and other products using electro-slag re-melted technology.  We anticipate that an increasing portion of our revenue and gross profit will be generated through this subsidiary.

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

The following table sets forth our relationship our subsidiaries and the variable interest entities whose financial statements are consolidated with ours.

Name of Entity	Relationship to Us	Nature of Business
China Wind Systems, Inc	N.A.	Holding company

Fulland Limited	100% owned by us	Holding company

Wuxi Fulland Wind Energy Equipment Co., Ltd.	100% owned by Fulland Limited	Manufacture of forged rolled rings and related products at new plant

Green Power Environment Technology (Shanghai) Co., Ltd.	100% owned by Fulland Limited	Operates business of Wuxi Huayang Dyeing Machinery Co., Ltd. and Wuxi Huayang Electrical Power Equipment Co., Ltd. pursuant to contract

Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operates dyeing equipment segment

Wuxi Huayang Electrical Power Equipment Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operated electric power equipment segment; operates forged rolled ring segment that is not operated by Fulland Wind Energy

The Huayang Companies are both owned by our chief executive officer, Jianhua Wu, and his wife, Lihua Tang.

Our executive offices are located at No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, China 214181, telephone (86) 51083397559.   Our website is www.chinawindsystems.com.  Information on our website or any other website does not constitute a part of this annual report.

Reverse Acquisition

On November 13, 2007, we, then known as Malex, Inc., acquired Fulland in a transaction in which we issued 12,192,568 shares of common stock to the former stockholders of Fulland and purchased 2,668,830 shares of common stock from our then-principal stockholder and cancelled such shares. The exchange was treated as a recapitalization that gave effect to the share exchange agreement. Under generally accepted accounting principles, our acquisition of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Fulland of us, with the issuance of stock by Fulland for the net monetary assets of Malex. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of the Fulland, which is treated as the acquiring party for accounting purposes. Since Fulland and Green Power were not engaged in any business activities, our financial statements for periods prior to the closing of the reverse acquisition reflect only business of the Huayang Companies. The financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.

Contractual Arrangements with the Huayang Companies and their Stockholders

We have contractual arrangements with the Huayang Companies and their respective stockholders, who are our chief executive officer,  Jianhua Wu, and his wife, Lihua Tang, pursuant to which we provide these companies with technology consulting and other general business operation services. Through these contractual arrangements, we also have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control the Huayang Companies, we are considered the primary beneficiary of the Huayang Companies. Accordingly, we consolidate the results, assets and liabilities of the Huayang Companies in our financial statements.

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and each of the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipment and related products. Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing its services under the agreement, or derived from the provision of the services. The Huayang Companies pay a quarterly consulting service fee to Fulland that is equal to all of the Huayang Companies’ profits for such quarter. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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

Equity Pledge Agreement. Under the equity pledge agreement between the Huayang Companies stockholders and Green Power, the Huayang Companies’ stockholders pledged all of their equity interests in the Huayang Companies to Green Power to guarantee the Huayang Companies’ performance of their obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies Stockholders breach their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Huayang Companies stockholders also agreed that upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies stockholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies’ stockholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interests. The equity pledge agreement will expire two years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

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

The Forged Rolled Rings and Related Products Segment

According to the Global Wind 2008 Report published by the Global Wind Energy Council in May 2009, global cumulative installed capacity has reached 120.8 GW at the end of 2008, over 27 GW of which came online in 2008 alone, representing a 36% growth rate in the annual market.  The 2008 global market for turbine installation was worth about €36.5 billion (approximately $52.3 billion).    China continued its impressive growth in 2008, once again doubling its installed capacity by adding about 6.3 GW, to reach a total of 12.2 GW.

According to a report compiled by the Chinese Renewable Energy Industry Association and published by China Environmental Science Press, Beijing, 2007, the technically exploitable wind resources in China consists of 1,000GW, distributed across the southeast coastal areas, adjacent islands, Inner Mongolia, Xinjiang, the Gansu Hexi Corridor, Hubei and the Qinghai-Tibetan Plateau. China has announced that it has chosen wind power as an important alternative energy source in order to rebalance its energy mix. In order to encourage technical innovation, market expansion and commercialization, development targets have been established for 2010 and 2020, concession projects offered and policies introduced to encourage domestic production.

The introduction of the Renewable Energy Law and its accompanying implementation regulations provided clear policy direction for the development of a wind industry in China. Although foreign manufacturers still take the major share of the market, there has been a positive trend towards domestic manufacture. Currently there are more than 40 manufacturers supplying the Chinese market, including domestic owners, joint ventures and foreign companies.

“The wind power industry is experiencing such tremendous growth that the industry is facing a serious shortage of various components. The component shortages mainly involve gearboxes and bearings.”– from Profiting from Clean Energy, Richard Asplund 2008. Wind farm builders want windmills faster than suppliers can currently make them, with the bottleneck being gearboxes and bearings. We are focused on supplying the components to solve this bottleneck.  Our strategic expansion plans address the market opportunity to manufacture components to be used in gearboxes and yaw bearings as well as other parts of wind turbines. Current gearbox capacity in China is 1,600 units, representing 2,000 MW. With demand at 4,000MW, the gap of 2,000MW presents an opportunity for well-equipped and positioned suppliers to capitalize.  We are seeking to address this need.

We are manufacturing rolled rings designed to be used for wind power generation as well as other uses.

We employ axial close-die forging technology in producing precision forgings. It is a new technology for producing rotary precision forgings. We made the forging machine, providing a strong advantage in machine maintenance and cost compared to other companies using foreign equipment.

Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock piece with varying thickness and height. The rings are called rolled rings because of the nature of our forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure into high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required.

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

We have completed our phase I expansion, which enables us to produce annually up to 40,000 tons of forged products.

We have ordered and began to install the initial machinery for our second expansion project, which is expected to be completed by the end of the second quarter of 2010. We plan to expand our recently completed state-of-the-art forged product facility as well as retool and upgrade our existing production facility previously used for the manufacture of standard and custom auxiliary equipment with a new production line, enabling us to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry. Electro-slag re-melted technology is utilized to increase the durability and quality of steel material used in high-quality yaw bearings and other high performance components. At full capacity, the electro-slag re-melted production line is expected to be able to produce 6,000 tons of products that are currently priced at approximately RMB 25,000  to RMB28,000 (US$3,676 to $4,118) per ton. Due to the high performance and specialized nature of electro-slag re-melted applications, we believe that we will be able to achieve significantly higher margins for electro-slag re-melted products than for our current forged products.

Marketing and Distribution

Currently, the installed wind capacity in China has been growing at an average of 46% over the last ten years, and we believe that the sector will continue to grow.  Our principal customers for rolled rings are in the wind power, railway and heavy vehicle manufacturing industries, which use our products as components in equipment and system installations. On July 30, 2009, we signed a $14 million contract to supply wind tower flanges to Chengxi Shipyard Co., Ltd. for use in wind turbines.  The agreement with Chengxi indicates that we will deliver wind tower flanges from September 2009 to June 2010 in the amount of 800 to 1,200 tons per month, although the timing and price may be subject to adjustment by Chengxi. Because the Chinese economy is warming up in the fourth quarter of fiscal 2009, and we began to manufacture forged products at our new Wuxi Fulland facility in 2009, we believe that, as production increases at our Wuxi facility, we will attract more significant orders for our forged rolled rings and our revenue from forged rolled rings will continue grow, although we cannot assure that we will be successful in these endeavors.

Based at our facilities in Wuxi, we have a sales team for our forged rolled rings and flanges. Our marketing efforts include industrial conferences, trade fairs, sales training, and advertising. Our sales teams work closely with our product development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our rolled rings and flanges are currently sold to companies in various cities through China such as Luoyang, Shenyang, Zhenjiang, Qingdao, Jinan, Nanjing, Chingqing and Hangzhou.

Competition

We are not aware of any significant number of domestic competitors that are capable of producing large rolled rings (with diameters up to 6.3 meters and cross sections up to 700 mm). Our precision forging techniques combined with our advanced manufacturing facilities and equipment enable us to produce large rolled rings. We are currently aware that Wuxi Dachang Group is capable of producing rolled rings with diameters comparable to ours, but that company does not supply main shafts.  Shandong Yucheng produces main shafts that are comparable to ours, but they do not supply large rolled rings.  We believe that, because of the shortage of those components for wind turbines that we manufacture, there is sufficient business available for all present suppliers of these components.

Additionally, Taewoong, a South Korean forging manufacturer, currently sells their forged products in China at a selling price that is competitive with ours. However, we believe that our product is of the same or better quality and we have the advantage of a shorter shipping turnaround as compared to Taewoong.

The Dyeing and Finishing Segment

In recent years, China has been one of the world’s leading textile producers, and the textile industry has been a pillar in the Chinese national economy, experiencing steady growth over the last decades.  However, the global economic downturn has had an adverse impact on almost every industry and the textile industry is no exception.  Experts from the Chinese Ministry of Commerce attributed the slowdown in the growth of textile exports to appreciation of the Chinese currency, industry liquidity shortage and the surge in raw materials costs. Moreover, as major global markets for Chinese textile products, such as the U.S. and Europe, were hit hard by the global recession, many Chinese textile manufacturers that exported to these markets suffered cancellation of orders and reductions in orders from continuing customers.   Furthermore, the demand for Chinese textile products will be further impacted to the extent both that the United States and other countries enact protectionist and other legislation which has the effect of discouraging or taxing the importation of textile products and the potential customers seek even lower cost products from other countries.  Although we believe that the textile business has improved modestly since the fourth quarter of 2009 due to the tax reimbursement for export incentive given by PRC government, we believe that the market for dyeing and finishing equipment is still suffering a decline, which may not change until and unless there is a full reversal of the current economic conditions.

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

Our Dyeing and Finishing Products

Our products are generally compact in design compared with alternatives on the market, and feature a high degree of both automation and mechanical-electrical integration. Our products are used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. We currently offer the following types of textile dyeing machines:

Description of Our Dyeing Machine	Model Number	Type of Fabric

Double overflow high temperature high pressure dyeing machine	SME1000B	knitted fabric

Medium overflow high temperature sample dyeing machine	SME1000B-50 SME1000B-100	knitted fabric

Jet-type high pressure high speed dyeing machine	SME236	woven fabric

High temperature high speed soft dyeing machine	SME1000A-1 SME1000A-II	knitted fabric

De-weighting dyeing machine	SME-236B	micro-fiber

Beam dyeing machine	GR201	dyed yarn

Injection pipe dyeing machine	SME236C-II	woven fabric

High speed high temperature computer program control sample dyeing machine	SME236C-30 SME236C-60	woven fabric

Normal temperature and normal pressure double overflow type dyeing machine	CYL-38	acrylic fiber, cotton

We also offer a selection of finishing equipment, including:

•	a high pressure rotary refining/compacting/creping washing machine for stretching and softening of fabric;

•	a push-type high temperature, high pressure dyeing jigger used in connection with fabric dyeing; and

•	a beam reeling-and-reeling-off machine for dyeing heavy cotton and linen fabric.

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

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s largest textile producers, including Wujiang City Lianjua Dyeing & Finishing Co., Ltd. and Zhejiang Guannan Knitting & Dyeing Co., Ltd. In 2009, we did not have any customers that accounted for 10% or more of our revenues.

Growth Strategies

According to China’s National Development and Reform Commission, the main focus of the country’s textile industry has shifted from gaining competitive advantages based on labor costs, toward the objectives of developing scientific and technological innovation as well as brand creation. Under the auspices of China’s Eleventh Five Year Plan, which was implemented in 2006, the next stage for the textile and dyeing industries in China is the development of green textile products and the promotion of clean production technologies, according to the Bureau of Economic Operation under the National Development and Reform Commission.

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

However, in view of the ongoing global shift in textile manufacturing to lower-cost countries and the substantial reduction in Chinese textile exports as a result of the effects of the global economic downturn, in view of the higher growth potential of wind energy in China and elsewhere, the Company has embarked on a strategic and gradual shift away from textile equipment manufacturing to the manufacturing of forged rolled rings and other components essential for the wind power industry and other industries.  As a result, we expect to devote more and more resources to growing the forging business going forward.  We also expect the textile equipment segment of our business to experience a decline in the years to come.

Competition

Because of the importance of the Chinese textile industry in the world market, we face competition from both domestic and foreign suppliers. However, due to the high quality of our products, our competitors are primarily foreign-based, such as Japan, Germany, Italy and France. Domestically, our chief competitor is Fong’s National Engineering (Shenzhen) Co., Ltd., a subsidiary of Fong’s Industries Company Ltd., a Hong-Kong based conglomerate.

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

Source of Supply

Stainless steel is the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd., stainless steel plates from Wuxi City Fanshun Materials Co., Ltd., and stainless steel casings from Jiangyin Tongqing Machinery Manufacturing Co., Ltd. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. The price of stainless steel in China, while unstable, generally does not affect our forging business significantly, because our supply contracts are usually structured so that we are able to pass along any significant change in steel price to customers. For the textile machinery business, the price of steel can have more significant impact, but historically, it has mostly been favorable to us. However, we cannot assure you that the present conditions of the stainless steel market will continue. Any significant rise in the price of or demand for stainless steel could have an adverse affect on our results of operations.

Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We do not conduct any significant research and development, and we did not incur any research and development expense in 2009 or 2008.  In our forged rolled rings and related product segment, we plan to concentrate our product development efforts on developing enhancement of rolled rings and related products principally for the wind power industry.

Government Regulations

Environmental Regulations

Our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, and we use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations. As a result, we are required to comply with all national and local regulations regarding protection of the environment. Our operations are subject to regulations promulgated by China’s Environmental Protection Administration, Jiangsu Province Environmental Protection Administration and the Wuxi City Environmental Administration. We are also subject to periodic monitoring by local environmental protection authorities in Wuxi. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our manufacturing processes. We believe that our manufacturing facilities and equipment are in substantial compliance with all applicable environmental regulations. Based on the requirement of present law, we do not expect that any additional measures that may be required to maintain compliance will materially affect our capital expenditures, competitive position, financial position or results of operations.

The PRC has expressed a concern about pollution and other environmental hazards. Although we believe that we comply with current national and local government regulations, if it is determined that we are in violation of these regulations, we can be subject to financial penalties as well as the loss of our business license, in which event we would be unable to continue in business. Further, if the national or local government adopts more stringent regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

Business License

Green Power, Fulland Wind Energy and both of the Huayang Companies have been issued business licenses with the appropriate municipal and provincial governments which specifically authorize the companies to operate their respective businesses. All of these business licenses, which are subject to annual review by the issuing agencies, are current as of the date of this annual report. No additional approval or license is required for the manufacturing and sale of the textile dyeing and finishing machines or the rolled rings.

ISO Certificate

We received the International Organization for Standardization (ISO) certificate for our new facility in Wuxi City on July 15, 2009. The certificate accredits our quality management system as compliant with ISO9001:2008 and covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly. The certificate will expire on June 24, 2012. We applied for the certificate of Level A Pressure Vessel from the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic China and received this certification on August 18, 2009. We have also applied for certification from Germanischer Lloyd and to date we have not received this certification.

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

Intellectual Property Rights

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We have received one patent in China in connection for one of our textile dyeing machines, which expired April 28, 2009, and we intend to apply for more patents to protect our core technologies. We also have confidentiality and non-competition policies in place as part of our company employment guideline which is given to each employee, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

Employees

As of December 31, 2009, we had approximately 159 employees, all of which were full-time employees, which were employed by the Huayang Companies and Wuxi Fulland. Of these, 80 are in the dyeing and finishing segment (seven quantity control staffs, six engineers and technicians, six marketing and salespeople, three in purchase department and 58 in manufacturing department) and 79 employees are with our forged rolled rings and related products segment (22 executives and administration, and 57 manufacturing employees).

All of these employees are members of a union, organized by the Union for Huishan District, Wuxi City as mandated by the PRC Union Law. Neither we nor any of our affiliates have experienced a work strike.  We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are incurring significant obligations in developing the manufacture of forged rolled rings for use in the wind power industry and other industries with no assurance that we can or will be successful in this business.

We acquired buildings, land use rights and leasehold improvements from a related party for approximately $10,950,000 to manufacture components in our forged rolled ring operations, and we spent approximately $26,000,000 to purchase capital equipment to manufacture forging products and electro-slag re-melted forged products.  Wind power accounts for a small percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both an increased acceptance of wind power as an energy source in the PRC and the acceptance of our products. We are making the financial and manpower commitment in our belief that both there will be an increased demand for wind power in China and elsewhere, that the companies that manufacture wind power generation equipment will purchase our products. We cannot assure you that we will be able to successfully develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations.

We will require additional funds to expand our operations.

In connection with our expansion project for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe is sufficient to enable us to satisfy our purchase commitments and to otherwise complete our second expansion project for our business. If we are unable to obtain necessary capital to pay our purchase commitments and we cannot find alternative financing we may be unable to complete the next phase of our expansion or finance the growth of our existing business, which may impair our ability to operate profitably.  During 2009 and the first two months of 2010 we raised approximately $5.4 million from the private sale of our debt and equity securities, including the exercise of outstanding warrants, in a number of transactions.  A significant portion of the funds were raised on terms which we did not consider favorable.  Because of our stock price and the worldwide economic downturn, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to manufacture our products and continue in business.

You may suffer significant dilution if we raise additional capital.

If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, our net tangible book value per share may decrease, and the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Because we sell capital equipment, our business is subject to our customers’ capital budget and we may suffer delays or cancellations of orders and the effects of the worldwide economic downturn.

Our customers purchase our equipment as part of their capital budget. As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise require capital equipment. Our business is therefore dependent upon both the economic health of these industries and our ability to offer products that meet regulatory requirements, including environmental requirements, of these industries and are cost justifiable, based on potential cost savings in using our equipment in contrast to existing equipment or equipment offered by others.  As a result of the worldwide economic downturn, the market for capital equipment in the textile industry has significantly declined, and sales of our dying products declined significantly. In 2009, we discontinued our electric power equipment segment because of the lack of business, and, if we are not able to generate sufficient business in our dying segment, we may discontinue this phase of our operations as well and limit our business to forged rolled rings and related products. We cannot predict the extent that the market for capital equipment in the wind power industries will be affected.  However, any economic slowdown can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our forged rolled rings business will not be significantly impaired as a result of the worldwide economic downturn.

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

Although certain technologies in the industries that we occupy are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands.  In particular, the next generation of wind turbines requires components that are stronger than the present generation.  Although we are seeking to address these requirements with our electro-slag re-melted forged products, our failure to introduce and develop a market for these and any other new or enhanced products on a timely and cost-competitive basis, as well as the development of processes that make our existing technologies or products obsolete could harm our business and results of operations.

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

As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our activities. Any failure by us to control the use of or to restrict adequately, the discharge of hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

Our products are subject to PRC regulations, which may materially adversely affect our business.

Government regulations influence the design, components or operation of our products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may restrict our ability to sell our products in the PRC. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, we may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

The success of our businesses will depend on our ability to effectively develop and implement strategic business initiatives.

In connection with the development and implementation of growth plans, we will incur additional expenses and capital expenditures. The development and implementation of these plans also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if our plans for any new initiative prove to be unsuccessful. Moreover, if we are unable to implement any of our plans in a timely manner, or if those plans turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

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

A significant portion of our strategy relies upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, we are relying on our ability to reduce our production costs in order to remain competitive. If we are not able to implement cost reduction measures, especially in a time of a worldwide economic downturn, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of March 26, 2010, our officers and directors and members of their families beneficially owned approximately 9,647,299 common shares out of 17,330,537 common shares, or 55.7% of our outstanding shares of stock entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Jianhua Wu, our chief executive officer and the chairman of our board of directors. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers. Our chief executive officer is a party to contractual agreements as described elsewhere in our annual report.

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

Since the law of the PRC limits foreign equity ownership in companies in China, we operate a significant portion of our business through the Huayang Companies.  The equity in these companies is owned by our chief executive officer and his wife, and we have no equity ownership interest in the Huayang Companies.  We rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be effective in providing control over the Huayang Companies as direct ownership. For example, the Huayang Companies could fail to take actions required for our businesses despite its contractual obligation to do so. If the Huayang Companies fail to perform under their agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that the Huayang Companies’ shareholders would always act in our best interests.

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

We rely on dividends paid by our subsidiaries for our cash needs

We conduct substantially all of our operations through our subsidiaries and variable interest entities. We rely on dividends from our subsidiaries for our cash needs, including the funds necessary to pay any dividends which we may declare and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We are also required to set aside at least 10% of our after-tax profit based on China’s accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore special purpose vehicle establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the special purpose vehicle responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore special purpose vehicle jointly responsible for these filings. In the case of an special purpose vehicle which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the special purpose vehicle and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the special purpose vehicle’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the special purpose vehicle, or from engaging in other transfers of funds into or out of China. We cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.

Risks Related to our Common Stock

Our stock price may be volatile.

We cannot predict the extent to which a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock is expected to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets.

These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our actual operating performance.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are continuing to institute changes to satisfy our obligations in under the Sarbanes-Oxley Act. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main office and our manufacturing facilities are located in Wuxi, China, on approximately 215,000 square feet of land. We have been issued a land use right certificate for the land until April 19, 2010 by the municipal government of Wuxi City, which may be renewed. We currently have seven buildings on the property as follows: office building, warehouse, raw material processing hall, metal processing hall, assembling hall, laboratory and quality control, and guard house. We believe that our existing facilities are well maintained and in good operating condition. We expect to renew these land use rights for an additional 30 years at a nominal price.

In 2003, we acquired land use rights to a plot of land approximately 5.1 acres from the local government of the Town of Chenzhou in Wuxi City. This land, along with the land use rights acquired from a related party as discussed in the following paragraph, houses our new factory and employee housing facilities. The land lease has a term of 50 years, expiring October 30, 2053.  The lease provided for a one-time payment of approximately $580,000, which has been paid and is included as land use rights on the accompanying balance sheets.

During 2008, we completed the purchase of an approximately 100,000 square foot factory, land use rights that expire in January 1, 2053, employee housing facilities and other leasehold improvements from a related party, Wuxi Huayang Boiler Company, Ltd. (“Huayang Boiler”) for approximately $10.9 million.  In 2008, we received the land use rights and in March 2009, we received the title to the buildings.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Global Market under the symbol “CWS” since December 24, 2009. Our stock was previously traded on the OTC Bulletin Board under the symbol “CHWY” from October 13, 2009 until December 23, 2009, and prior to that date, it was traded under the symbol “CWSI.”

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2008 and 2009 and the first quarter of 2010, through March 26. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2008		2009		2010
	High	Low	High	Low	High	Low
First quarter	$8.40	$4.65	$1.68	$0.63	7.73	4.90
Second quarter	18.00	4.83	3.24	1.08
Third quarter	12.75	3.66	4.50	2.40
Fourth quarter	3.42	1.26	6.35	3.90

On March 26, 2010, the last sale price of our common stock as reported by NASDAQ was $4.90 per share.

Shareholders

As of March 26, 2010, we had approximately 1,150 holders of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014, and its telephone number is (702) 818-5898.

Dividend Policy

We have not paid cash dividends on our common stock since we became public through reverse acquisition. We intend to keep any future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.  The securities purchase agreement with the investors in the November 2007 private placement prohibits the payment of dividends on our common stock or the purchase of common stock while the series A preferred stock is outstanding.

Unregistered Sales of Equity Securities and Use of Proceeds

The following private placements of the Company’s securities were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or, Rule 506 of Regulation D promulgated under the Securities Act. The Company did not use underwriters in any of the following private placements.  See S-K Item 701 for required disclosure if disclosure is required.

In December 2009, we issued 4,630 shares of common stock to our former chief financial officer for services rendered pursuant to an employment agreement.

In December 2009, we issued 364,004 shares of our common stock to investors upon the exercise of stock warrants for cash proceeds of $532,833.

In December 2009, we issued 480,000 shares of our common stock upon the conversion of 1,440,000 shares of series A convertible preferred stock.

In December 2009, we issued 89,183 shares of our common stock upon the cashless exercise of warrants.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our revenues are derived from our forged rolled rings and related products and our dying equipment segments. During 2009 and 2008 our forged rolled ring and related products segments, which was previously referred to as our forged rolled rings and electrical power equipment segment, also manufactured and sold auxiliary equipment used to improve and promote efficient coal use at both coking and power plants.  In the fourth quarter of 2009, we sold the remaining units of specialty electric power equipment and ceased the manufacturing of this equipment.  This product line accounted for approximately 1.0% of our total revenue for 2009 and 5.5% of our total revenue for 2008.

We market products from our two segments with independent marketing groups to different customer bases.  We operate through a wholly-owned subsidiary and the Huayang Companies.  Our wholly-owned subsidiary, Fulland Wind Energy, manufactures forged rolled rings and related products in our new facilities, and our forged rolled ring business is being increasingly operated through Fulland Wind.

Substantially all of sales are made to companies in China.  Prior to 2009, the dyeing and finishing equipment business has been the principal source of our revenue and operating income.  Commencing in 2008, we began to emphasize our forged rolled rings and related products segment, principally the high precision forged rolled rings for the wind power and other industries.  As the wind power industry continues to grow, we expect the shortage of key components, such as gearboxes and bearings, to continue.  As a result, we expect to see continued demand for our forged products coming from the wind power and other industries.  As China continues to promote renewable energy and environmental sustainability while seeking to expand its economy,

Our growth in our forged rolled rings business has been accompanied by a decline in revenue from dyeing and finishing equipment in the year ended December 31, 2009, compared with the year ended December 31, 2008. Our dyeing and finishing equipment business is dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC, or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, it is harder for us to collect our outstanding accounts receivable due to the tough economy. We deliberately slowed down our dyeing machine production in fiscal 2009.  Additionally, the export market can also be subject to protectionist measures imposed by importing countries seeking to protect their own industries in a time of a declining demand for products.  As a result, we are experiencing a significant decline in this segment of our business, and we cannot predict when, if at all, business in this segment will improve.  If we are not able to generate sufficient business, we may discontinue this phase of our operations and concentrate on our forged rings and related products segment.

In our forged rolled rings and related products segment, we manufacture high precision forged rolled rings for the wind power industry and other industries. Revenue from our forged rolled rings and related products segment accounted for 66.8% of revenues for 2009, and 41.4% of revenues for 2008.  While revenue from our dyeing and finishing equipment business accounted for 32.2% of revenues for 2009, and 53.1% of revenues for 2008. The electrical power equipment accounted for 1.0% of revenues in 2009 and 5.5% of revenues in 2008.

The following table sets forth information as to revenue of our dyeing and finishing equipment, forged rolled rings and related products in dollars and as a percent of revenue (dollars in thousands):

	Years Ended December 31,
	2009		2008
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$17,213	32.2%	$22,465	53.1%
Forged rolled rings - wind power industry	20,073	37.6%	6,724	15.9%
Forged rolled rings – other industries	15,654	29.3%	10,769	25.5%
Electrical power equipment	517	1.0%	2,327	5.5%

Total	$53,457	100%	$42,285	100%

We have completed the first phase of our expansion, which enables us to produce forged products to meet the growing demands of China’s wind energy industry. Currently, we believe that there is a shortage of wind components in China’s wind energy supply chain. The bottlenecks are mostly in the production of gearboxes and yaw bearings. The shortage is caused by the lack forged products including rolled rings and gear rims which are used in the gearbox, and rolled rings used in yaw bearings. To address the issue, we manufacture rolled rings, flanges, shafts, and gear rims which will be used in yaw bearings and gearboxes.  We have ordered the initial machinery for the second phase of our expansion project which is expected to be completed by the end of the second quarter of 2010. In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry.  The second phase of our expansion project is expected to be completed by the end of the second quarter of 2010. As a result, we expect to see continued demand for our forged products coming from the wind power and other industries since China continues to promote renewable energy and environmental sustainability while seeking to expand its economy.

In 2007, we purchased property from an affiliated company for a net price of approximately $10,950,000. The property consists of an approximately 100,000 square foot factory, land use rights, employee housing facilities and other leasehold improvements.  We are using this new facility to manufacture forged rolled rings and other components for use in the wind power and other industries. With our expanded facilities designed to accommodate the manufacture of rolled rings with larger diameters, we intend to develop products designed to meet the needs of the wind power industry. Currently, wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

Our products are sold for use by manufacturers of industrial equipment.  Because of the recent decline in oil prices and the general international economic trends, the demand for products used in manufacturing in general including wind power industries, is uncertain.  Although we believe that over the long term, the wind power segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term these factors may affect the requirements by our customers and potential customers for our products.  To the extent that the demand for our forged rolled rings declines, our revenue and net income will be affected, particularly as we increase our emphasis on these products.

A major element of our cost of sales is raw materials, principally stainless steel and to a lesser extent other metals.  These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchases raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins.

We have required cash for our business, particularly for our expanded plant facilities. In September and October of fiscal 2009, we issued shares of series A preferred stock at a price which, on an as-converted basis, was at a discount from the market price of the common stock on the date of the sale.  These sales generate a deemed preferred stock dividend equal to the difference between the value of the underlying common stock on the date of sale and the sales proceeds.  Although this deemed preferred stock dividend affects the net income allocable to common stockholders, it does not affect our cash position.

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

Pursuant to Accounting Standards Codification, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements. As VIEs, the Huayang Companies sales are included in our total sales, their income from operations is consolidated with ours, and our net income includes all of the Huayang Companies net income, and its assets and liabilities are included in our consolidated balance sheet. The VIEs do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of the Huayang Companies financial statements with our financial statements.

Accounts receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. In 2008, in connection with the acquisition of a factory, leasehold improvement and employee facilities from a related party, we reclassified approximately $5,517,000, which represents the related party’s cost of constructing the factory and related leasehold improvements and employee housing facilities to property and equipment and reclassified approximately $404,000, which represents the excess of amounts paid by the Company for the factory facilities over the original cost of the factory facilities acquired, to a distribution to related parties. These amounts had previously been classified as deposits of long-term assets – related party.  Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred.  We did not incur any research and development expenses in 2009 or 2008.  Product development expenses are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties.

Income taxes

We are governed by the Income Tax Law of the PRC and the United States. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent accounting pronouncements

In June 2009, the FASB established Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the codification is not expected to have a material impact on our results of operations or financial position.

We adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

We adopted FASB ASC 810-10-65 which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on our Consolidated Financial Statements.

The Company adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

We adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on our Consolidated Financial Statements.

The Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adaption of this standard did not have a material effect on the preparation of the Company’s consolidated financial statements.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company’s results of operations and financial condition.

In May 2009, FASB issued FAS No. 165, “Subsequent Events,” which was subsequently codified within ASC 855, “Subsequent Events.” The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification did not have any impact on the Company’s results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition.

In October 2009, the FASB concurrently issued the following ASC Updates:

1.           ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•           ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning July 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the year, and assets and liabilities are translated at the unified exchange rate as quoted by the Peoples’ Bank of China at the end of the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars and the functional currency of our parent company is U.S. dollars, but the functional currency of our operating subsidiaries and affiliates is RMB.  To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, which may have a material adverse effect on the price of our stock.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years indicated as a percentage of net revenues (dollars in thousands):
	Years Ended December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Net revenues	$53,457	100.0%	$42,285	100.0%
Cost of revenues	40,536	75.8%	31,740	75.1%
Gross profit	12,921	24.2%	10,545	24.9%
Operating expenses	2,207	4.1%	2,482	5.9%
Income from operations	10,714	20.0%	8,063	19.0%
Other income (expenses)	(186)	(0.3)%	(2,346)	(5.5)%

Income before provision for income taxes	10,528	19.7%	5,717	13.5%
Provision for income taxes	2,919	5.5%	2,235	5.3%
Net income	7,609	14.2%	3,482	8.2%
Deemed preferred stock dividend	(2,022)	(3.8)%	(2,884)	(6.8)%

Net income allocable to common shareholders	$5,587	10.5%	$598	1.4%

Net income	$7,609	14.2%	$3,482	8.2%
Other comprehensive income:
Foreign currency translation adjustment	87	0.2%	1,689	4.0%

Comprehensive income	$7,696	14.4%	$5,171	12.2%

The following table sets forth information as to the gross margin for our two lines of business and for the electrical power equipment product line, which was included in the forged rolled rings and related products segment for the years ended December 31, 2009 and 2008 (dollars in thousands).

	Years Ended December 31,
	2009	2008
Dyeing and finishing equipment:
Revenue	$17,213	$22,465
Cost of sales	13,536	16,626
Gross profit	3,677	5,839
Gross margin %	21.4%	26.0%

Forged rolled rings and electric power equipment: equipment
Revenue	$36,244	$19,820
Cost of sales	27,000	15,114
Gross profit	9,244	4,706
Gross margin %	25.5%	23.7%

Revenues. For the year ended December 31, 2009, we had revenues of $53,457,000, as compared to revenues of $42,285,000 for the year ended December 31, 2008, an increase of approximately 26.4%. The increase in total revenue was attributable to increases in revenue from forged rolled rings offset by a decrease in revenue from dyeing and finishing equipment and a substantial decrease in revenue from electrical equipment, and is summarized as follows (dollars in thousands):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$17,213	$22,465	$(5,252)	(23.4)%
Forged rolled rings - wind power industry	20,073	6,724	13,349	198.5%
Forged rolled rings – other industries	15,654	10,769	4,885	45.4%
Electrical equipment	517	2,327	(1,810)	(77.8)%
Total net revenues	$53,457	$42,285	$11,172	26.4%

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

Revenues from forging of rolled rings totaled $35,727,000 for 2009, with revenues from the wind power industry amounting to $20,073,000 and revenues from other forging operations amounting to $15,654,000.  Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 198.5% for 2009 compared to 2008. We experienced a 45.4% increase in forging revenues from other industries such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries.  Revenue from electrical equipment totaled $517,000 for the year ended December 31, 2009, as compared to $2,327,000 for the year ended December 31, 2008, a decrease of approximately 77.8%. The decrease in revenue from electrical equipment was primarily attributable to the shift in our focus and keen market competition. In the fourth quarter of 2009, we ceased the production of electric power equipment and sold our remaining units.

Cost of sales. Cost of sales for the year ended December 31, 2009 increased $8,796,595 or 27.7%, from $31,740,000 for 2008 to $40,537,000 for 2009. Cost of goods sold for Dyeing was $13,536,000 for 2009, as compared to $16,626,000 for 2008. Cost of sales related to the manufacture of forged rolled rings and related products was $27,001,000 for 2009 as compared to $15,114,000 for 2008.

Gross profit and gross margin. Our gross profit was $12,921,000 for 2009 as compared to $10,545,000 for 2008, representing gross margins of 24.2% and 24.9%, respectively. Gross profit for Dyeing was $3,677,000 for 2009 as compared to $5,839,000 for 2008, representing gross margins of approximately 21.4% and 26.0%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during the year ended December 31, 2009 as well as a reduction of our sales price due to stronger competition resulting from the downturn in the textile industry in China. Gross profit from forged rolled rings and related products segment was $9,244,000 for 2009 as compared to $4,706,000 for 2008, representing gross margins of approximately 25.5% and 23.7%, respectively. The slight increase in our gross margin was mainly attributed to operational efficiencies since our production capacity was increased by the end of 2009, offset by lower margins on electrical power equipment. We believe that our gross margins will improve to the extent that we are able to utilize our factory capacity more efficiently.

Depreciation. Depreciation was $1,808,899 in 2009 and $648,952 in 2008, of which $1,481,927 for 2009 and $343,120 for 2008 is included in cost of sales and $326,972 for 2009 and $305,832 for 2008 is included in operating expenses. The overall increase in depreciation is attributable to an increase in our production equipment, primarily relating to our forged rolled rings. Additionally, beginning in the second quarter of 2009, our new facility was placed in service and we began to generate revenues and, accordingly, we began to depreciate the property and equipment associated with the new facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,880,455 for 2009, as compared to $2,176,282 for 2008, a decrease of $295,827 or approximately 13.6%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Professional fees	$471	$514
Bad debt (recovery) expense	(119)	204
Payroll and related benefits	465	407
Travel	67	229
Other	996	822
	$1,880	$2,176

•
Professional fees decreased for 2009 by $43,000, or 8.6%, as compared to 2008. The decrease is primarily attributed to a decrease in legal expense of approximately $91,000 offset by an increase in accounting fee of approximately $60,000.

•
Bad debt expense decreased for 2009 by $323,000, or 158.4%. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits increased for 2009 by $58,000, or 14.0%, as compared to 2008. For 2009, we had an increase in compensation and related benefits of approximately $47,000 in our forged rolled rings operations resulting from the expansion of our rolled rings operations and an increase of approximately $18,000 in our unallocated overhead which mainly attributed to the increased salary paid to our chief financial officer offset by a decrease in compensation and related benefits of approximately $8,000 in our dyeing operations.

•	Travel expense for 2009 decreased by $162,000, or 70.6%, as compared to 2008. The decrease is related to a decrease in travel by sales personnel and engineers.

•
Other selling, general and administrative expenses increased by $174,000, or 21.4%, for 2009 as compared with 2008. The increase was primarily attributed to the increase in shipping fees paid for our customers of approximately $234,000 and offset by a decrease in entertainment expenses of approximately $15,000, a decrease in vehicle expenses of approximately $22,000 and a decrease in insurance of approximately $13,000.

Income from operations. For 2009, income from operations amounted to $10,714,000, as compared to $8,063,000 for 2008, an increase of $2,650,173 or 32.9%.

Other income (expenses). For 2009, other expenses amounted to $186,000 as compared to $2,346,000 for 2008.  In 2009, other expenses included:

•
interest expense of $311,127, consisting of non-cash interest expense of $47,992 from the amortization of debt discount arising from our March 2009 financing, $135,562 from the issuance of common stock in lieu of cash payment of an outstanding note and related accrued interest, and interest expense of $127,573 incurred on our outstanding loans;

•	foreign currency losses of $9,337;

•	grant income of $146,180 from the Economic and Trade Bureau of Huishan District, Wuxi City, which we used for working capital purposes to increase production of forged products;

•	amortization of debt issuance costs of $14,000; and

•	interest income of $2,727.

In 2008, other expenses included:

•
interest expense of $2,324,859, consisting of non-cash interest expense of $2,263,661 from the amortization of the balance of debt discount arising from the valuation of the beneficial conversion features recorded in connection with our November 2007 private placement, interest expense of $81,917 incurred on our outstanding loans, offset by the reversal of accrued interest of $20,719;

•	foreign currency losses of $13,400;

•	amortization of debt issuance costs of $21,429; and

•	interest income of $13,569.

Income tax expense. Income tax expense totaled $2,918,773 for 2009, as compared to $2,234,948 for 2008, an increase of $683,825, or approximately 30.6% which was primarily attributable to the increase in taxable income generated by our operating entities.

Deemed preferred stock dividend.   In September and October 2009, we sold 3,500,000 shares of series A preferred stock for $3,500,000.  Each share of series A preferred stock is convertible into one-third of a share of common stock.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was less than the market price on the dates of these sales.  We recognized a deemed preferred stock dividend equal to the difference between the fair market value of the 3,500,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($3,500,000), which was $2,022,000.

In 2008, we incurred a deemed preferred stock dividend of resulted from the automatic conversion in March 2008 of our 3% convertible subordinated notes into shares of series A preferred stock and warrants.  The amount of the deemed preferred stock dividend, $2,884,000, reflected the value of the warrants that were issued upon such conversion.

 Net income. As a result of the foregoing, our net income for 2009 was $7,609,000.  As a result of the deemed preferred stock dividend, our net income allocable to common shareholders was $5,587,000, or $0.37 per share (basic) or $0.24 per share (diluted).  Net income for the year ended December 31, 2008 was $3,482,000. As a result of the deemed preferred stock dividend, our net income allocable to common shareholders for fiscal 2008 was $598,000, or $0.04 per share (basic) or $0.03 per share (diluted).

 Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $87,000 for 2009 as compared to $1,689,000 for 2008. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for 2009 of $7,697,000, compared with $5,171,000 for 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2009 and 2008, we had cash balances of $2,278,638 and $328,614, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
Country:
United States	$507	22.2%	$1	0.3%
China	1,772	77.8%	328	99.7%
Total cash and cash equivalents	$2,279	100.0%	$329	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to December 31, 2009 (dollars in thousands):
	December 31,
Category	2009	2008	Change	Percent Change
Current assets:
Cash and cash equivalents	$2,279	$329	1,950	593.4%
Notes receivable	329	270	59	22.2%
Accounts receivable, net of allowance for doubtful accounts	6,046	4,518	1,528	33.8%
Inventories, net of reserve for obsolete inventory	2,232	1,892	340	18.0%
Advances to suppliers	451	118	333	282.5%
Due from related party	-	437	(437)	(100)%
Prepaid value-added taxes on purchase	379	-	379	100%
Prepaid expenses and other current assets	214	22	192	883.4%
Current liabilities:
Loans payable	2,040	1,021	1,019	99.8%
Accounts payable	3,405	2,485	920	37.0%
Accrued expenses	557	188	369	196.7%
VAT and service taxes payable	25	97	(72)	(74.0	) %
Advances from customers	143	46	97	213.2%
Income tax payable	1,019	569	450	78.9%
Working capital:
Total current assets	11,930	7,586	4,344	57.3%
Total current liabilities	7,188	4,406	2,782	63.1%
Working capital	4,742	3,180	1,562	49.1%

Our working capital increased $1,562,000 to $4,742,000 at December 31, 2009 from working capital of $3,180,000 at December 31, 2008. This increase in working capital is primarily attributable to an increase in cash of $1,950,000, an increase in net accounts receivable of $1,528,000, an increase in net inventories of $340,000, an increase in advances to suppliers of $333,000, an increase in prepaid value-added taxes on purchase of $379,000 and an increase in prepaid expenses and other current assets of $192,000 offset by a decrease in due from related party of $437,000, an increase in loans payable of $1,019,000, an increase in trade accounts payable of $920,000, an increase in accrued expenses of $369,000 and an increase in income tax payable of $450,000.

Net cash flow provided by operating activities was $9,296,000 for 2009 as compared to net cash flow provided by in operating activities of $5,229,000 for 2008, an increase of $4,067,000. Net cash flow provided by operating activities for the year ended December 31, 2009 was mainly due to net income of $7,609,000 and the add-back of non-cash items  such as depreciation of $1,809,000, the amortization of debt discount to interest expense of $48,000, the amortization of land use rights of $86,000, the increase in inventories reserve of $81,000, non-cash interest expense related to debt conversion and issuance of common stock for interest of $135,272, and stock-based compensation of $188,000, and changes in operating assets and liabilities such as a decrease in due from related party of $439,000, an increase in accounts payable of $913,000, an increase in accrued expenses of $376,000, an increase in income taxes payable of $447,000, and an increase in advances from customers of $97,000 offset by an decrease in allowance for doubtful accounts of $119,000, an increase in accounts receivable of $1,397,000, an increase in inventories of $417,000, an increase in prepaid value-added taxes on purchases of $378,000, an increase in prepaid and other current assets of $160,000 and an increase in advances to suppliers of $332,000. Net cash flow provided by operating activities for 2008 was mainly due to net income of $3,482,000, and the add back of non-cash items such as depreciation of $649,000, amortization of debt discount to interest expense of $2,264,000, the increase in our allowance for bad debt of $203,000, amortization associated with land use rights of $85,000, and stock-based compensation of $113,000, and changes in operating assets and liabilities such as a decrease in inventories of $165,000, a decrease in prepaid and other current assets of $338,000, a decrease advances to suppliers of $870,000  and an increase in accounts payable of $490,000 offset by an increase in accounts receivable of $2,384,000, the payment of VAT and service taxes of $361,000, and the decrease in due to  related party of $431,000.

Net cash flow used in investing activities was $12,662,000 for 2009 as compared to net cash used in investing activities of $13,722,000 for 2008. In 2009, we purchased property and equipment of $12,662,000. In 2008, we purchase of property and equipment for $13,813,000 and paid deposits on factory equipment of $90,000.  These expenditures were offset by cash from the repayment of amounts due from related parties of $145,000 and from the sale of our cost-method investee of $36,000.

Net cash flow provided by financing activities was $5,316,000 in 2009 as compared to net cash provided by financing activities of $3,622,000 for 2008. For 2009, we received proceeds from loans payable of $1,207,000, proceeds from the exercise of common stock warrants of $616,000, and net proceeds from sales of preferred stock of $3,493,000. For 2008, we received gross proceeds from exercise of warrants of $2,188,000, proceeds from sales of common stock of $1,394,000, and proceeds from short-term bank loans of $143,000, offset by payments on related party advances of $103,000.

In 2008, we received $2,188,000 from the exercise of warrants to purchase 1,032,085 shares of common stock.  In 2009, we received $615,945 from the exercise of warrants to purchase 530,206 shares of common stock.

In March 2009, we sold to two investors our 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 145,833 shares of common stock at an exercise price of $1.20 per share.  This loan was repaid in February 2010.

In August 2009, we borrowed $80,000 from Barron Partners LP, for which we issued our 18-month 12% promissory note in the principal amount of $80,000. Payment of our obligations of the note are secured by a pledge of and conversion right with respect to 62,933 shares of common stock owned by Yunxia Ren, the daughter-in-law of our chief executive officer and a major stockholder. This loan was repaid in January 2010.

During September and October 2009, we sold 3,500,000 shares of series A preferred stock, to certain investors, including Barron Partners, for $3,500,000.

On October 22, 2009, we sold 2,400,000 shares of series A preferred stock to Barron Partners and other investors for $2,400,000.

In February 2010, we received $1,500,000 from the exercise of warrants.

In addition to the loans described in the preceding paragraph, during 2009, we received several bank and third-party loans for aggregate proceeds of approximately $877,000.

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

The following tables summarize our contractual obligations as of December 31, 2009 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$1,755	$1,755	$-	$-	$-
Loans payable (2)	330	330	-	-	-
Total Contractual Obligations:	$2,085	$2,085	$-	$-	$-

(1)	Bank indebtedness consists of short term bank loans. Historically, we have refinanced these bank loans for an additional term on one year and we expect to refinance these loans upon expiration.
(2)	These loans were repaid in January and February 2010.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the year ended December 31, 2009, we had unrealized foreign currency translation gain of $87,455, because of the change in the exchange rate.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable for smaller reporting companies

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Teresa Zhang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Zhang concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness.  Therefore, our internal controls over financial reporting were effective as of December 31, 2009.

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

In order to correct the foregoing deficiencies, we have taken the following remediation measure.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we have begun to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.  OTHER INFORMATION

            None.

PART III

Part III is incorporated by reference to our proxy statement for our 2010 annual meeting which was filed with the SEC on February 17, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Malex Inc., Malex’s Majority Stockholder, Fulland and the Fulland Shareholders dated November 13, 2007 (1)
3.1	Bylaws of the Company (1)
3.2	Restated Articles of Incorporation, as amended, of the Company as filed with the State of Delaware*
4.1	Amended Articles of Incorporation setting forth the designations of Series A Preferred Stock of the Company as filed with the Secretary of Delaware (6)
10.1	Amended and Restated Securities Purchase Agreement dated November 13, 2007- amended and restated January 31, 2008 (2)
10.2	Registration Rights Agreement dated November 13, 2007 (1)
10.3	Form of Warrant to Purchase Common Stock (2)
10.4	Consulting Services Agreement between Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) dated October 12, 2007 (1)
10.5	Equity Pledge Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.6	Operating Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.7	Proxy Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.8	Option Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.9	Consulting Services Agreement between Green Power and Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.10	Equity Pledge Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.11	Operating Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.12	Proxy Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.13	Option Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.14	Agreement between the Company and Adam Wasserman, dated February 1, 2010*

10.15	2010 Long-Term Incentive Plan*
10.16	Director’s agreement with Drew Bernstein (4)
10.17	Director’s agreement with Megan J. Penick (5)

10.18	Securities Purchase Agreement dated September 15, 2009 by and between China Wind Systems, Inc. and Barron Partners LP.(6)
10.19	Voting Agreement, dated September 15, 2009, by and between Jianhua Wu and Barron Partners LP. (6)
10.20	Form of Securities Purchase Agreement, dated October 22, 2009, by and between China Wind Systems, Inc. and Investor other than Barron Partners LP. (7)
10.21	Securities Purchase Agreement, dated October 22, 2009, by and between China Wind Systems, Inc. and Barron Partners LP. (7)
10.22	Voting Agreement, dated October 22, 2009, by and between Jianhua Wu and Barron Partners LP. (14)
10.23	Employment Agreement with Teresa Zhang dated January 12, 2010 (8)
14.1	Code of ethics and business conduct for officers, directors and employees (3)
14.2	China Wind Systems, Inc. ethics hotline/whistleblower program (3)
21.0	List of subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the Form 8-K filed by the Company on November 13, 2007.
(2)	Incorporated by reference to the Form 8-K/A filed by the Company on February 1, 2008.
(3)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(4)	Incorporated by reference to the Form 8-K filed by the Company on April 30, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on August 18, 2009.
(6)	Incorporated by reference to the Form 8-K filed by the Company on September 15, 2009.
(7)	Incorporated by reference to the Form 8-K filed by the Company on October 26, 2009.
(8)	Incorporated by reference to the Form 8-K filed by the Company on January 13, 2010.

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2010	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

s/ Jianhua Wu	Chief Executive Officer	March 31, 2010
Jianhua Wu	and Director (Principal Executive Officer)

s/ Teresa Zhang	Chief Financial Officer	March 31, 2010
Teresa Zhang	(Principal Financial and Accounting Officer)

s/ Xuezhong Hua	Director	March 31, 2010
Xuezhong Hua

s/ Xi Liu	Director	March 31, 2010
Xi Liu

s/ Drew Bernstein	Director	March 31, 2010
Drew Bernstein

s/ Megan Penick	Director	March 31, 2010
Megan Penick

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Wind Systems, Inc. and Subsidiaries
Wuxi, China

We have audited the accompanying consolidated balance sheets of China Wind Systems, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Wind Systems, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 10, 2010

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,278,638	$328,614
Notes receivable	329,492	269,549
Accounts receivable, net of allowance for doubtful accounts	6,046,422	4,518,259
Inventories, net of reserve for obsolete inventory	2,232,264	1,892,090
Advances to suppliers	450,507	117,795
Due from related party	-	437,688
Prepaid VAT on purchases	378,543	-
Prepaid expenses and other	213,835	21,744

Total Current Assets	11,929,701	7,585,739

PROPERTY AND EQUIPMENT - net	36,863,501	25,939,596

OTHER ASSETS:
Land use rights, net	3,729,427	3,806,422

Total Assets	$52,522,629	$37,331,757

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$2,040,111	$1,021,272
Accounts payable	3,404,521	2,485,137
Accrued expenses	556,662	187,605
VAT and service taxes payable	25,284	97,341
Advances from customers	143,261	45,748
Income taxes payable	1,018,514	569,371

Total Current Liabilities	7,188,353	4,406,474

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value;
(December 31, 2009 and 2008 - 60,000,000 shares authorized, all of which were designated as series A convertible preferred, 15,419,088 and 14,028,189 shares issued and outstanding;
at December 31, 2009 and 2008, respectively)	15,419	14,028
Common stock ($0.001 par value; 150,000,000 shares authorized;
16,402,204 and 14,965,182 shares issued and outstanding
at December 31, 2009 and 2008, respectively)	16,402	14,965
Additional paid-in capital	22,332,756	15,601,219
Retained earnings	18,595,037	13,639,641
Statutory reserve	1,252,980	621,203
Other comprehensive gain - cumulative foreign currency translation adjustment	3,121,682	3,034,227

Total Stockholders' Equity	45,334,276	32,925,283

Total Liabilities and Stockholders' Equity	$52,522,629	$37,331,757

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2009	2008

NET REVENUES	$53,457,566	$42,285,485

COST OF SALES	40,536,636	31,740,041

GROSS PROFIT	12,920,930	10,545,444

OPERATING EXPENSES:
Depreciation	326,972	305,832
Selling, general and administrative	1,880,455	2,176,282

Total Operating Expenses	2,207,427	2,482,114

INCOME FROM OPERATIONS	10,713,503	8,063,330

OTHER INCOME (EXPENSE):
Interest income	2,727	13,569
Interest expense	(311,127)	(2,324,859)
Foreign currency loss	(9,337)	(13,400)
Grant income	146,180	-
Debt issuance costs	(14,000)	(21,429)

Total Other Income (Expense)	(185,557)	(2,346,119)

INCOME BEFORE INCOME TAXES	10,527,946	5,717,211

INCOME TAXES	2,918,773	2,234,948

NET INCOME	7,609,173	3,482,263

DEEMED PREFERRED STOCK DIVIDEND	(2,022,000)	(2,884,062)

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$5,587,173	$598,201

COMPREHENSIVE INCOME:
NET INCOME	$7,609,173	$3,482,263

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	87,455	1,688,944

COMPREHENSIVE INCOME	$7,696,628	$5,171,207

NET INCOME PER COMMON SHARE:
Basic	$0.37	$0.04
Diluted	$0.24	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,236,023	13,333,496
Diluted	22,821,086	21,207,070

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended  December 31, 2009 and 2008

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2007	-	$-	12,461,432	$12,461	$3,513,820	$16,074,270	$305,472	$1,345,283	$21,251,306

Conversion of convertible debt to Series A preferred stock	14,787,135	14,787	-	-	5,510,213	-	-	-	5,525,000

Deemed preferred stock dividend	-	-	-	-	2,884,062	(2,884,062)	-	-	-

Common stock issued for services and interest	-	-	45,350	45	113,375	-	-	-	113,420

Exercise of stock warrants	-	-	1,032,085	1,033	2,186,533	-	-	-	2,187,566

Series A preferred converted to common shares	(758,946)	(759)	252,982	253	506				-

Sale of common stock			1,173,333	1,173	1,392,710	-	-	-	1,393,883

Adjustment to statutory reserve	-	-	-	-	-	(315,731)	315,731	-	-

Reclassification of long-term deposit-related party to distribution (Note 8)	-	-	-	-	-	(2,717,099)	-	-	(2,717,099)

Comprehensive income:
Net income for the year	-	-	-	-	-	3,482,263	-	-	3,482,263

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,688,944	1,688,944

Total comprehensive income	-	-	-	-	-	-	-	-	5,171,207

Balance, December 31, 2008	14,028,189	14,028	14,965,182	14,965	15,601,219	13,639,641	621,203	3,034,227	32,925,283

Common stock issued for services	-	-	101,808	102	228,881	-	-	-	228,983

Grant of stock warrants	-	-	-	-	92,985	-	-	-	92,985

Common stock issued for debt	-	-	101,975	102	281,350	-	-	-	281,452

Series A preferred converted to common shares	(2,109,101)	(2,109)	703,033	703	1,406	-	-	-	-

Exercise of stock warrants	-	-	530,206	530	615,415	-	-	-	615,945

Sale of preferred stock, net	3,500,000	3,500	-	-	3,489,500	-	-	-	3,493,000

Deemed preferred stock dividend	-	-	-	-	2,022,000	(2,022,000)	-	-	-

Adjustment to statutory reserve	-	-	-	-	-	(631,777)	631,777	-	-

Comprehensive income:
Net income for the year	-	-	-	-	-	7,609,173	-	-	7,609,173

Foreign currency translation adjustment	-	-	-	-	-	-	-	87,455	87,455

Total comprehensive income	-	-	-	-	-	-	-	-	7,696,628

Balance, December 31, 2009	15,419,088	$15,419	16,402,204	$16,402	$22,332,756	$18,595,037	$1,252,980	$3,121,682	$45,334,276

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,609,173	$3,482,263
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,808,899	648,952
Amortization of debt discount to interest expense	47,992	2,263,661
Interest expense related to debt conversion	135,272	-
Amortization of debt offering costs	-	21,429
Amortization of land use rights	86,413	84,906
Increase (decrease) in allowance for doubtful accounts	(118,872)	203,414
Increase in inventory reserve	81,222	-
Stock-based compensation expense	188,483	113,420
Changes in assets and liabilities:
Notes receivable	(59,241)	(265,366)
Accounts receivable	(1,397,241)	(2,384,061)
Inventories	(416,511)	164,596
Prepaid VAT on purchases	(378,339)	-
Prepaid and other current assets	(159,587)	338,063
Advances to suppliers	(332,241)	869,784
Due from related party	438,540	(430,894)
Accounts payable	912,852	490,230
Accrued expenses	376,435	(894)
VAT and service taxes payable	(72,260)	(360,984)
Income taxes payable	447,487	26,434
Advances from customers	97,347	(36,229)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,295,823	5,228,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	-	145,534
Proceeds from sale of cost-method investee	-	35,908
Deposit on long-term assets - related party	-	(89,721)
Purchase of property and equipment	(12,662,466)	(13,813,297)

NET CASH USED IN INVESTING ACTIVITIES	(12,662,466)	(13,721,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,207,080	143,632
Proceeds from exercise of warrants	615,945	2,187,566
Proceeds from sale of common stock		1,393,883
Proceeds from sale of preferred stock, net	3,493,000	-
Payments on related party advances	-	(102,979)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,316,025	3,622,102

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	642	173,930

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,950,024	(4,696,820)

CASH AND CASH EQUILAVENTS - beginning of year	328,614	5,025,434

CASH AND CASH EQUIVALENTS - end of year	$2,278,638	$328,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$125,430	$75,159
Income taxes	$2,485,941	$2,208,514

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$92,985	$-
Deemed preferred stock dividend reflected in paid-in capital	$2,022,000	$2,884,062
Reclassification of long-term deposit-related party to distribution	$-	$2,717,099
Common stock issued for prior and future service	$40,500	$-
Convertible debt converted to series A preferred stock	$-	$5,525,000
Deposit on long-term assets-related party reclassified to intangible assets	$-	$3,304,219
Deposit on long-term assets-related party reclassified to property and equipment	$-	$5,516,895
Series A preferred converted to common shares	$2,109	$759
Common stock issued for debt and interest	$146,180	$-

See notes to consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.  Through its affiliated companies and subsidiaries, the Company manufactures and sells high precision forged rolled rings and related products for the wind power industry and other industries.  The Company also makes textile dyeing and finishing machines.  The Company also manufactured electric power auxiliary apparatuses (including coking equipment). In the fourth quarter of 2009, the Company ceased the production of electric power auxiliary apparatuses and sold its remaining units. The Company is the sole owner of Fulland Limited, a Cayman Island limited liability company, which was organized on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electric was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Beginning in April 2007, Electric began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2008, the sale of forged rolled rings accounted for 41.4% of the Company’s consolidated revenues, and in 2009, sales of forged rolled rings, flanges, and shafts accounted for 66.8% of its consolidated revenues.   In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Fulland Wind Energy manufactures forged rolled rings in the Company’s new facilities.  The Company refers to this segment of its business as the forged rolled rings and related products division.  The Company’s electric power equipment business was also included in this division.

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, the calculation of the value of any beneficial conversion feature related to convertible debt and preferred stock, and the value of warrants granted upon the conversion of debt to preferred stock.

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

At December 31, 2009 and 2008, the Company’s cash balances by geographic area were as follows:

	December 31, 2009		December 31, 2008
Country:
United States	$506,777	22.2%	$832	0.3%
China	1,771,861	77.8%	327,782	99.7%
Total cash and cash equivalents	$2,278,638	100.0%	$328,614	100.0%

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $329,492 and $269,549 at December 31, 2009 and 2008, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2009 and 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $758,096 and $874,856, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $160,632 and $79,170 at December 31, 2009 and 2008, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $450,507 and $117,795 as of December 31, 2009 and 2008, respectively.

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

Included in property and equipment is construction-in-progress which consisted of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2009 and 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

Advances from customers

Advances from customers at December 31, 2009 and 2008 amounted to $143,261 and $45,748, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components, and electric equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the years ended December 31, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The FASB Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Shipping costs

Shipping costs are included in selling expenses and totaled $366,357 and $132,615 for the years ended December 31, 2009 and 2008, respectively.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets..  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2009 and 2008 was $642 and $173,930, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2009 and December 31, 2008 were translated at 6.8372 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2009 and 2008 were 6.84088 RMB and 6.96225 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Research and development

Research and development costs are expensed as incurred. For the fiscal year ended December 31, 2009 and 2008, research and development costs were not material.

Reverse stock split

The Company effected a one-for-three reverse stock split on September 22, 2009.  All share and per share information has been retroactively adjusted to reflect the reverse split.

Income per share of common stock

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

	Years Ended December 31,
	2009	2008
Net income available to common shareholders for basic and diluted net income per common share	$5,587,173	$598,201

Weighted average common shares outstanding – basic	15,236,023	13,333,496
Effect of dilutive securities:
Series A convertible preferred stock	5,139,696	4,676,063
Warrants	2,445,367	3,197,512
Weighted average common shares outstanding– diluted	22,821,086	21,207,071
Net income per common share - basic	$0.37	$0.04
Net income per common share - diluted	$0.24	$0.03

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's aggregate common stock equivalents at December 31, 2009 and 2008 include the following:

	2009	2008
Warrants	4,941,499	5,377,834
Series A preferred stock	5,139,696	4,676,063
Total	10,081,195	10,053,897

Deemed preferred stock dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009, subsequent events were evaluated by the Company as of March 26, 2010, the date on which the unaudited consolidated financial statements at and for the year ended December 31, 2009, were available to be issued.

Recent Accounting Pronouncements

In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification had no impact on the Company’s results of operations or financial position.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

The Company adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

The Company adopted FASB ASC 810-10-65 which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

The Company adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

The Company adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

The Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adaption of this standard did not have a material effect on the preparation of the Company’s consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations and financial condition.

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which was subsequently codified within ASC 855, “Subsequent Events”. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition.

In October 2009, the FASB concurrently issued the following ASC Updates:

•           ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•           ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2009 and 2008, accounts receivable consisted of the following:

	December 31, 2009	December 31, 2008
Accounts receivable	$6,804,518	$5,393,115
Less: allowance for doubtful accounts	(758,096)	(874,856)
	$6,046,422	$4,518,259

NOTE 3 - INVENTORIES

At December 31, 2009 and 2008, inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$1,366,220	$1,054,182
Work in process	288,811	254,960
Finished goods	737,865	662,118
	2,392,896	1,971,260
Less: reserve for obsolete inventory	(160,632)	(79,170)
	$2,232,264	$1,892,090

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consist of the following:

	Useful Life	2009	2008
Office equipment and furniture	5 Years	$103,320	$99,561
Manufacturing equipment	5 – 10 Years	17,405,814	17,547,900
Vehicles	5 Years	79,570	79,372
Construction in progress	-	9,546,200	207,605
Building and building improvements	20 Years	15,153,046	11,610,769
		42,287,950	29,545,207
Less: accumulated depreciation		(5,424,449)	(3,605,611)

		$36,863,501	$25,939,596

For the years ended December 31, 2009 and 2008, depreciation expense amounted to $1,808,899 and $648,952, of which $1,481,927 and $343,120 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2009 and 2008, amortization of land use rights amounted to $86,413 and $84,906, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 5 – LAND USE RIGHTS (continued)

At December 31, 2009 and 2008, land use rights consist of the following:

	Useful Life	2009	2008
Land Use Rights	45 - 50 years	$3,949,101	$3,939,307
Less: Accumulated Amortization		(219,674)	(132,885)
		$3,729,427	$3,806,422

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:
2010	$86,459
2011	86,459
2012	86,459
2013	86,459
2014	86,459
Thereafter	3,297,132
$3,729,427

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock

In March and April 2008, the Company issued 13,333 shares of its common stock to two directors in connection with their election as a director. The shares were valued at fair value on the respective dates of grant and the Company recorded stock-based compensation of $75,000.

During 2008, the Company issued 252,982 shares of its common stock upon the conversion of 758,946 shares of series A preferred stock.

During 2008, the Company issued 1,032,085 shares of common stock upon the exercise of warrants from which it received proceeds of $2,187,566.

During the period from October 23, 2008 through the November 7, 2008, the Company sold an aggregate of 1,173,333 shares of common stock, at a purchase price of $1.20 per share, for an aggregate purchase price of $1,408,000.   Certain of the investors had previously signed subscription agreements for the purchase of shares at a price of $1.80 per share. These investors signed a restated subscription agreement that reflected the $1.20 per share purchase price. In connection with this financing, the Company paid legal and other expenses of $14,117.

On December 31, 2008, in connection with the issuance and sale of the Company’s promissory note in the amount of $575,000 and a related consulting agreement (see Note 7), the Company issued 32,017 shares of common stock as payment of interest of $6,757 and consulting fees of $31,663. The shares were valued at $1.20 per share, the fair value on date of issuance.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(a)           Common stock (continued)

On January 1, 2009, the Company issued 23,257 shares of its common stock for investor relations services. The Company valued these shares at the fair value of the common shares on date of grant of $35,000, and recorded professional fees of $35,000.

On March 3, 2009, the Company issued 76 shares of its common stock for services rendered. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $87.

During 2009, the Company issued 19,576 shares of its common stock to its former chief financial officer for services rendered pursuant to an employment agreement.  The shares were valued at fair value on the dates of grant, and the Company recorded stock-based compensation of $59,146.

On June 12, 2009, the Company issued 101,975 shares of its common stock in satisfaction of debt and accrued interest.  The shares were valued at fair value on the date of grant of $281,452 and, accordingly, the Company reduced loans payable and accrued interest by $152,963 and recorded interest expense of $128,489.

During 2009, the Company issued 20,511 shares of its common stock to its vice president of financial reporting for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $30,667and prepaid expenses of $2,083 and reduced accounts payable by $8,000.

On June 18, 2009, the Company issued 24,823 shares of its common stock to a newly-elected director pursuant to an agreement with the director, representing the director’s equity compensation for a one-year period commencing on the date of his election. The shares were valued at fair value on the date of grant, and the Company recorded stock-based compensation of $23,333 and prepaid expenses of $11,667.

On August 14, 2009, the Company issued 6,898 shares of its common stock to a newly-elected director pursuant to an agreement with the director, representing the director’s equity compensation for a one-year period commencing on the date of her election. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $11,250 and prepaid expenses of $18,750.

On August 14, 2009, the Company issued 6,667 shares of its common stock to an investor relations company. The shares were valued at fair value on the date of grant and the Company recorded professional fees of $29,000.

During 2009, the Company issued 433,264 shares of its common stock to investors upon the exercise of stock warrants for cash proceeds of $615,945.

During 2009, the Company issued 703,033 shares of its common stock upon the conversion of 2,109,101 shares of series A preferred stock.

During 2009, the Company issued 96,942 shares of its common stock upon the cashless exercise of warrants.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

At November 13, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $2,884,062 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include risk-free interest rate at the date of grant of 3.84%, an expected warrant life of five years, an expected volatility of 150%, and an expected dividend rate of 0%. As the series A preferred stock does not require redemption by the Company or have a finite life, upon issuance of the warrants on March 28, 2008, a one-time preferred stock deemed dividend of $2,884,062 was recognized immediately as a non-cash charge on March 28, 2008. The deemed dividend, a non-cash charge, did not have an effect on net income or cash flows for the year ended December 31, 2009. The estimated fair market value of the warrants of $2,884,062 has been recorded as additional paid-in capital and as a deemed preferred stock dividend.

For the year ended December 31, 2008, amortization of debt issue costs was $21,429 and included any remaining balance of debt issue costs that was expensed upon conversion of the convertible notes to the series A preferred stock and warrants on March 28, 2008.  The amortization of debt discounts for 2008 was $2,263,661, which has been included in interest expense on the accompanying consolidated statements of income and comprehensive income.   For the year ended December 31, 2008, amortization of debt discounts included any remaining balance of the debt discount that was expensed upon conversion of the convertible debt to the series A preferred stock, which occurred on March 28, 2008.

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
December 31, 2009 and 2008

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(b)  Conversion of Convertible Notes; Restatement of Certificate of Incorporation; Beneficial Conversion Feature and Deemed Dividend (continued)

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

An asset (whether financial or nonfinancial) can be considered to be “readily convertible to cash” only if the net amount of cash that would be received from a sale of the asset in an active market is either equal to or not significantly less than the amount an entity would typically have received under a net settlement provision.

At the time of the November 2007 private placement, there was no market for the Company’s common stock.  Prior to the financing the Company was a blank check shell with no business.  At the time that the convertible notes were converted into preferred stock and warrants, there was still no active market in the Company’s common stock.

On March 28, 2008, in connection with the conversion of the convertible notes and warrants, the Company issued to the investors warrants to purchase a total of more than 6,276,000 shares of common stock.  On that date there were approximately 12,466,000 shares of common stock outstanding and the public float of the common stock was not significant.  Thus, the warrants, at the time of issuance, represented more than 50% of the outstanding common stock.

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

On March 26, 2010, the holders of the outstanding shares of series A preferred shareholders and the sole holder of all of the Company’s common stock purchase warrants that included a provision that provided for an adjustment in the exercise price in the event of a sale of common stock at a price below the exercise price of the warrants agreed to eliminate and waive any rights they may have under the provisions of the Statement of Designations relating to the series A preferred stock that provide for a reduction in the conversion price of the series A preferred stock, in the event that the Company issues stock at a price which is less than the conversion price of the series A preferred stock; and the warrant holder agreed to delete from the warrants the provisions that provide for a reduction in the exercise price of the warrants in the event that the Company issues stock at a price which is less than the exercise price of the warrants. The Company agreed not to issue shares of Common Stock at a price, or options, warrants or convertible securities with an exercise or conversion price, that is less than the the conversion price of the then outstanding series A preferred stock or the exercise price of the then outstanding warrants, as the case may be.  . According, the Company did not record a derivative liability related to the warrants at December 31, 2009.

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
December 31, 2009 and 2008

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

•	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock have a liquidation preference of $0.374 per share.

•	Each share of series A preferred stock is convertible at any time (subject to the 4.9% limitations described below) into one-third share of common stock, subject to adjustment.

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

(d)           November 2007 Securities Purchase Agreement

Pursuant to the securities purchase agreement relating to the Company’s November 2007 private placement, as amended:

•
The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of not less than three independent directors and the compensation committee would have at least three directors, a majority of which shall be independent directors.  If the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the securities purchase agreement, or 75 days for a reason which is not an excused reason, the Company would be required to pay liquidated damages.   The Company is in compliance with this covenant.

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

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the purchase price, up to a maximum of 12% of the purchase price, which is $663,000, which is payable in cash or series A preferred stock, at the election of the investors.  If payment is made in shares of series A preferred stock, each share is valued at $0.374 per share.  The liquidated damage amount is based on the purchase price of the shares of series A preferred stock that were then outstanding.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

•
The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.  This 27 month period expired on February 13, 2010.

•
In connection with the securities purchase agreement, the Company paid $30,000 to an investor as reimbursement for due diligence expenses, which was treated as a debt discount and was amortized over the life of the convertible notes. Other fees incurred in connection with the debt issuance include $25,000 of legal fees, which were treated as a deferred debt issue costs and are being amortized to debt issue cost expense over the life of the notes. The unamortized portion of this debt discount on March 28, 2008, the date on which the convertible notes were automatically converted, was recognized at that time.

•
With certain exceptions, until the investors have sold all of the underlying shares of Common Stock, if the Company sells common stock or issues convertible securities with a conversion or exercise price which is less than the conversion price of the preferred stock, the conversion price of the series A preferred stock and the exercise price of the warrants is reduced to the lower price.

(e)  2009 Sales of Series A Preferred Stock

On September 15, 2009, the Company sold 1,100,000 shares of series A preferred stock to an investor for $1,100,000.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $3.00 per share, which was less than the market price on the date of the sale.  We recognized a deemed preferred stock dividend of $462,000, representing the difference between the fair market value of the 1,100,000 shares of series A preferred stock, determined on an “as if converted” basis, and the consideration we received for the series A preferred stock ($1,100,000).

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(e)  2009 Sales of Series A Preferred Stock (continued)

On October 22, 2009, the Company sold 2,400,000 shares of series A preferred stock to investors for $2,400,000.  The price of the common stock was $3.00 per share which was less than the market price on the date of the sale.  We recognized a deemed preferred stock dividend of $1,560,000, representing the difference between the fair market value of the 2,400,000 shares of series A preferred stock, determined on an “as if converted” basis, and the consideration we received for the series A preferred stock ($2,400,000).

In connection with these sales of series A preferred stock, one of the investors, who purchased 1,100,000 shares of series A preferred stock in the September 2009 financing and 1,500,000 shares of series A preferred stock in the October 2009 financing entered into agreements with the Company’s chief executive officer who is also the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock.  Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares.

(f)  March 2009 Issuance of Notes and Warrants and Other Warrant Matters

On March 28, 2008, upon the filing of the Restated Certificate, the outstanding convertible notes were automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 3,725,501 shares of common stock at $1.74 per share, 1,862,751 shares of common stock at $2.49 per share, and 688,333 shares at $2.76 per share, subject to adjustment.  The warrants issued upon conversion of the notes expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to November 13, 2008 in the case of the $1.74 warrants, and prior to May 13, 2009 in the case of the $2.49 warrants and $2.76 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement. As a result of the sale by the Company of shares of common stock at $1.20 per share, the exercise price of the warrants to purchase 3,077,475 at $1.74 per share were reduced to $1.701 per share, and the exercise price of the warrants to purchase an aggregate of 1,862,751 shares at $2.49 per share and 304,275 shares at $2.76 per share was reduced to $1.20 per share.

On March 23, 2009, Company sold to two investors, for $250,000, its 18-month, 15% notes in the aggregate principal amount of $250,000 and five-year warrants purchasing 145,833 shares at an exercise price of $1.20 per share.  These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years.  For the year ended December 31, 2009, amortization of this debt discount amounted to $47,992.  The exercise price of these warrants was less than the exercise price of outstanding warrants which have provision for an adjustment in the exercise price in the event of a sale of stock or the issuance of warrants or convertible securities with an exercise price or conversion price which is less than the exercise price of the warrants.  As a result, the exercise price of outstanding warrants to purchase 3,077,475 shares was reduced from $1.701 to $1.698.  Our financial statements were not affected by this change.

Pursuant to the related purchase agreements, our chief executive officer placed 510,417 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.60 per share if the Company does not pay the interest on or principal of the notes before such failure becomes an event of default.  Pursuant to the loan documents, in the event of that the individual who was the Company’s chief financial officer ceases to be employed by the Company as its chief financial officer, the holders of not less than $126,000 principal amount of the notes shall have the right, on not less than 60 days’ notice, to declare the notes in default (See Note 15).  The former chief financial officer resigned on January 5, 2010, and the loan was repaid in February 2010.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(f)  March 2009 Issuance of Notes and Warrants (continued)

Warrant activities for the years ended December 31, 2009 and 2008 are summarized as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	5,377,834	$1.50	133,333	$1.50
Granted	145,833	1.20	6,276,586	2.07
Exercised	(582,168)	1.45	(1,032,085)	2.13
Forfeited	-	-	-	-
Balance at end of year	4,941,499	$1.49	5,377,834	$1.50

Warrants exercisable at end of year	4,941,499	$1.49	5,377,834	$1.50

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2009:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$1.698	2,869,073	2.87	$1.698	2,869,073	$1.698
$1.200	2,072,426	2.97	1.200	2,072,426	1.200
	4,941,499		$1.49	4,941,499	$1.49

NOTE 7 – LOANS PAYABLE

At December 31, 2009 and 2008, loans payable consisted of the following:
	December 31,
	2009	2008

Loan payable to Bank of Communications, due on December 16, 2009 with annual interest at of 5.83% secured by assets of the Company and repaid in December 2009.	$-	$291,792

Loan payable to Bank of Communications, due on December 10, 2009 with annual interest of 5.83% secured by assets of the Company and repaid in December 2009.	-	437,688

Loan payable to Industrial and Commercial Bank of China, due on November 19, 2009 with annual interest of 6.11% secured by assets of the Company and repaid in November 2009.	-	291,792

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7 – LOANS PAYABLE (continued)

Loan payable to Industrial and Commercial Bank of China, due on September 24, 2010 with annual interest at December 31, 2009 of 5.84% secured by assets of the Company.	146,259	-

Loan payable to Industrial and Commercial Bank of China, due on September 15, 2010 with annual interest at December 31, 2009 of 5.58% secured by assets of the Company.	146,259	-

Loan payable to Industrial and Commercial Bank of China, due on September 22, 2010 with annual interest at December 31, 2009 of 5.58% secured by assets of the Company.	146,259	-

Loan payable to Bank of Communications, due on June 8, 2010 with annual interest at December 31, 2009 of 5.84% the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.	438,775	-

Loan payable to Bank of Communications, due on June 14, 2010 with annual interest at December 31, 2009 of 5.84% the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.	292,517	-

Loan payable to Agricultural and Commercial Bank, due on April 30, 2010 with annual interest at December 31, 2009 of 6.90% secured by certain assets of the Company.	585,035	-

Principal amount of loan payable to an investor, due on February 7, 2011 with annual interest at December 31, 2009 of 12% and repaid in January 2010.	80,000	-

Principal amount of loan payable to investors, due on September 23, 2010, with interest of 15% per annum (see (a) below) and repaid in January 2010.	250,000	-
Total loans payable	2,085,104	1,021,272
Less: long-term portion of loans payable	-	-
Current portion of loans payable	2,085,104	1,021,272
Less: debt discount (a)	(44,993)	-
Current portion of loans payable – net	$2,040,111	$1,021,272

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7 – LOANS PAYABLE (continued)

Other

On October 17, 2008, the Company issued its six-month 17.4% subordinated note in the principal amount of $575,000, for $575,000. Payment of the note was secured by a pledge of 959,000 shares of common stock beneficially owned by the Company’s chief executive officer.  On November 14, 2008, the Company repaid the principal balance of this note in full. As part of the transaction in which the Company issued the note, and contemporaneously with the issuance of the note, the Company entered into a consulting agreement with an affiliate of the lender.  Pursuant to the consulting agreement, the Company paid consulting fees at a rate of $31,662.50 per month while the note was outstanding.    On November 14, 2008, the Company repaid the note and the consulting agreement was cancelled.  In December 2008, the Company issued 32,017 shares of common stock as payment for (i) interest of $6,757 and (ii) consulting fees of $31,663.  The shares were valued at $1.20 per share, the fair value on date of issuance.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related party

At December 31, 2009 and 2008, the following was due from related parties:

Name	Relationship	December 31, 2009		December 31, 2008

Wuxi Anyida Machinery Co. Ltd	Company owned by sibling of CEO	$-	(1)	$437,688

		$-		$437,688

(1)
This loan was made in December 2008 and repaid in January 2009 without interest.  Although the Company did not believe that this loan violated the proscription against loans to directors or executive officers contained in Section 402 of the Sarbanes-Oxley Act of 2002, it is possible that a court might come to a different conclusion.

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2009 and 2008, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIEs (Dyeing and Electric) and its subsidiary, Fulland Wind Energy, are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9 – INCOME TAXES (continued)

China Wind Systems, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $1,950,000 for income tax purposes through December 31, 2009, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $38 million and $23 million as of December 31, 2009 and 2008, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended December 31, 2009 and 2008:
	2009	2008
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(10.0)%	(13.7)%
Non-deductible interest expense	0.6%	13.4%
U.S. valuation allowance	3.1%	5.3%

Total provision for income taxes	27.7%	39.0%

Income tax expense for the years ended December 31, 2009 and 2008 was $2,918,773 and $2,234,948, respectively.

The Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$662,965	$335,726
Total gross deferred tax asset	662,965	335,726
Less: valuation allowance	(662,965)	(335,726)
Net deferred tax asset	$-	$-

During 2009, the valuation allowance was increased by approximately $327,000 from the prior year.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 10 - SEGMENT INFORMATION

For years ended December 31, 2009 and 2008, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and other components for the wind power and other industries and, through 2009, electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Revenues:
Dyeing and finishing equipment	$17,213,177	$22,465,071
Forged rolled rings and related equipment (a)	36,244,389	19,820,414
	53,457,566	42,285,485
Depreciation:
Dyeing and finishing equipment	410,795	397,740
Forged rolled rings and related equipment	1,398,104	251,212
	1,808,899	648,952
Interest expense:
Dyeing and finishing equipment	-	-
Forged rolled rings and related equipment	101,978	75,159
Other (b)	209,149	2,249,700
	311,127	2,324,859
Net income (loss):
Dyeing and finishing equipment	2,438,547	3,567,333
Forged rolled rings and related equipment	6,309,892	3,067,112
Other (b)	(1,139,266)	(3,152,182)
	7,609,173	3,482,263
Identifiable long-lived tangible assets at December 31, 2009 and 2008 by segment:
Dyeing and finishing equipment	$5,728,590	$10,057,047
Forged rolled rings and related equipment	31,134,911	15,882,549
	$36,863,501	$25,939,596

Identifiable long-lived tangible assets at December 31, 2009 and 2008 by geographical location:
China	$36,863,501	$25,939,596
United States	-	-
	$36,863,501	$25,939,596

(a)       This segment was known as the forged rolled rings and electric power equipment segment.   In the fourth quarter of 2009, the Company ceased the production of electric power auxiliary apparatuses and sold its remaining units, and, as of December 31, 2009, it was no longer engaged in the manufacture or sale of electric power auxiliary equipment.

(b)      The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

For the years ended December 31, 2009 and 2008, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2007	$72,407	$233,065	$-	$305,472
Additional to statutory reserves	-	315,731	-	315,731
Balance – December 31, 2008	72,407	548,796	-	621,203
Additional to statutory reserves	-	620,000	11,777	631,777
Balance – December 31, 2009	$72,407	$1,168,796	$11,777	$1,252,980

NOTE 12 – GRANT INCOME

The Company received RMB 1 million (approximately $146,000) in a grant from the Economic and Trade Bureau of Huishan District, Wuxi City on June 18, 2009.  The Company used the grant for working capital purposes to increase production of forged products.

NOTE 13 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company (See Note 11). Foreign exchange and other regulation in PRC may further restrict the Company’s PRC VIEs and subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of December 31, 2009 and 2008, substantially all of the Company’s net assets are attributable to the PRC VIE’s and subsidiary. Accordingly, the Company’s restricted net assets were approximately $51,652,000 and $37,321,000, respectively.

NOTE 14 – CONCENTRATIONS

Customers

During the years ended December 31, 2009 and 2008, no customer accounted for more than 10% of the Company’s total sales.

Suppliers

Two major suppliers provided approximately 66% of the Company’s purchases of raw materials for the year ended December 31, 2009. No supplier provided more than 10% of the Company’s purchases of raw materials for the year ended December, 2008.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 15 – SUBSEQUENT EVENTS

On January 11, 2010, the Company hired a new chief financial officer, for an initial term of one year. She shall receive an initial annual salary of RMB 480,000, subject to adjustment.  She shall also receive 1,500 shares on each of January 31, 2010 and July 31, 2011, provided that she is employed by the Company on those dates.  The shares shall be subject to a nine month lock-up period from the date of issuance. The chief financial officer’s employment with the Company may be terminated at any time, with or without cause. In the event that her employment is terminated by the Company without cause, the chief financial officer is entitled to a severance payment of two months’ salary, as well as any previously declared bonus and any unvested shares issued.  In the event that the chief financial officer terminates her employment for cause, she shall be entitled to a severance payment of two months’ salary.

In January and February 2010, the Company issued 173,333 shares of its common stock and 2,380,176 shares of its series A preferred stock to investors upon the exercise of stock warrants for which the Company received cash proceeds of $1,600,000.  In connection with the issuance of the 2,380,177 shares of series A preferred stock, the investor, who granted voting rights to the Company’s chief executive officer in connection with the purchase of series A preferred stock in September and October 2009 (see Note 6(e)), entered into agreements with the Company’s chief executive officer, who is the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock.  Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares

During January 2010, the Company issued 755,000 shares of its common stock upon the conversion of 2,265,000 shares of series A preferred stock.

In connection with the $250,000 loan to two investors that was made in March 2009 (see Notes 6(f) and 7), the loan agreement provided that, in the event of that the individual who was the Company’s chief financial officer ceases to be employed by the Company as its chief financial officer, the note holders shall have the right to declare the notes in default.   The former chief financial officer resigned on January 5, 2010, and the loan was repaid in February 2010.  Upon payment of the notes, the 510,417 shares that were placed in escrow by the Company’s chief executive officer, were released from escrow.

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 2,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.

In January 2010, the compensation committee granted, subject to stockholder approval of the plan, 38,000 shares, of which 28,000 shares were granted to the Company’s chief executive officer, and 10,000 shares were granted to two other key employees who are not executive officers. Pursuant to the Company’s employment agreement with its chief financial officer, the chief financial officer is entitled to receive 1,500 shares of common stock on each of January 31, 2010 and July 31, 2011, provided that she is employed on those days.  The 1,500 share grant on January 31, 2010, was made pursuant to the plan and subject to stockholder approval of the plan. Additionally, pursuant to a consulting agreement with a consulting firm that performs internal accounting services, the Company is to issue 2,000 shares of common stock on the last day of each calendar quarter.  The 2,000 share grant for the quarter ended March 31, 2010 was made pursuant to the plan, subject to stockholder approval of the plan.