Form 10-Q
period 2010-03-31
China Wind Systems, Inc
filed 2010-05-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-34591

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  17,571,120 shares of common stock are issued and outstanding as of May 14, 2010.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,470,245	$2,278,638
Notes receivable	226,737	329,492
Accounts receivable, net of allowance for doubtful accounts	6,871,154	6,046,422
Inventories, net of reserve for obsolete inventory	3,328,226	2,232,264
Advances to suppliers	561,357	450,507
Prepaid VAT on purchases	867,788	378,543
Prepaid expenses and other	83,550	213,835

Total Current Assets	14,409,057	11,929,701

PROPERTY AND EQUIPMENT - net	39,227,276	36,863,501

OTHER ASSETS:
Land use rights, net	3,708,409	3,729,427

Total Assets	$57,344,742	$52,522,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,755,387	$2,040,111
Accounts payable	4,546,631	3,404,521
Accrued expenses	476,165	556,662
VAT and service taxes payable	104,282	25,284
Advances from customers	328,799	143,261
Income taxes payable	951,605	1,018,514

Total Current Liabilities	8,162,869	7,188,353

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value;
(March 31, 2010 and December 31, 2009 - 60,000,000 shares authorized, all of which were designated as series A convertible preferred, 15,534,264 and
15,419,088 shares issued and outstanding; at March 31, 2010 and December 31,
2009, respectively)	15,534	15,419
Common stock ($0.001 par value; 150,000,000 shares authorized;
17,382,037 and 16,402,204 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively)	17,382	16,402
Additional paid-in capital	24,225,451	22,332,756
Retained earnings	20,541,574	18,595,037
Statutory reserve	1,252,980	1,252,980
Accumulated other comprehensive gain - foreign currency translation adjustment	3,128,952	3,121,682

Total Stockholders' Equity	49,181,873	45,334,276

Total Liabilities and Stockholders' Equity	$57,344,742	$52,522,629

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

NET REVENUES	$16,840,682	$7,860,867

COST OF SALES	12,423,987	6,264,218

GROSS PROFIT	4,416,695	1,596,649

OPERATING EXPENSES:
Depreciation	82,955	77,530
Selling, general and administrative	1,401,376	500,948

Total Operating Expenses	1,484,331	578,478

INCOME FROM OPERATIONS	2,932,364	1,018,171

OTHER INCOME (EXPENSE):
Interest income	1,244	230
Interest expense	(74,919)	(23,671)
Foreign currency loss	(1,859)	(11)
Debt issuance costs	-	(12,000)

Total Other Income (Expense)	(75,534)	(35,452)

INCOME BEFORE INCOME TAXES	2,856,830	982,719

INCOME TAXES	910,293	336,661

NET INCOME	$1,946,537	$646,058

COMPREHENSIVE INCOME:
NET INCOME	$1,946,537	$646,058

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	7,270	41,540

COMPREHENSIVE INCOME	$1,953,807	$687,598

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.04
Diluted	$0.08	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,252,799	14,988,280
Diluted	25,395,026	19,664,343

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,946,537	$646,058
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	584,646	175,113
Amortization of debt discount to interest expense	44,993	1,500
Amortization of land use rights	21,618	21,585
Increase in allowance for doubtful accounts	251,496	1,109
Stock-based compensation expense	286,320	42,031
Changes in assets and liabilities:
Notes receivable	102,808	70,041
Accounts receivable	(1,075,263)	(377,183)
Inventories	(1,095,615)	(515,182)
Prepaid value-added taxes on purchases	(489,189)	-
Prepaid and other current assets	137,756	(57,485)
Advances to suppliers	(110,779)	16,025
Due from related party	-	438,174
Accounts payable	1,141,572	(42,397)
Accrued expenses	(212,230)	45,669
VAT and service taxes payable	78,994	(97,450)
Income taxes payable	(67,074)	(233,343)
Advances from customers	185,517	54,282

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,732,107	188,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,810,860)	(951,736)

NET CASH USED IN INVESTING ACTIVITIES	(2,810,860)	(951,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	542,116
Repayment of loans payable	(330,000)	-
Proceeds from exercise of warrants	1,600,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,270,000	542,116

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	360	369

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	191,607	(220,704)

CASH AND CASH EQUILAVENTS - beginning of year	2,278,638	328,614

CASH AND CASH EQUIVALENTS - end of period	$2,470,245	$107,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$32,069	$21,264
Income taxes	$977,367	$580,004

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$-	$92,985
Common stock issued for future service	$7,470	$-

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.  Through its affiliated companies and subsidiaries, the Company manufactures and sells high precision forged rolled rings and related products for the wind power industry and other industries.  The Company also makes textile dyeing and finishing machines.  The Company previously manufactured electric power auxiliary apparatuses (including coking equipment). In the fourth quarter of 2009, the Company ceased the production of electric power auxiliary apparatuses and sold its remaining units. The Company is the sole owner of Fulland Limited, a Cayman Island limited liability company, which was organized on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electric was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Beginning in April 2007, Electric began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Fulland Wind Energy manufactures forged rolled rings in the Company’s new facilities.  The Company refers to this segment of its business as the forged rolled rings and related products division.  The Company’s electric power equipment business was also included in this division prior to its discontinuation.

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
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2009.

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipments and related products (the “Services”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fee in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies, Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies, shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agree to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that, without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements.  As VIEs, the Huayang Companies’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies’ net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Huayang Companies that requires consolidation of the Company’s and the Huayang Companies’ financial statements.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, the calculation of the value of any beneficial conversion feature related to convertible debt and preferred stock, and the value of warrants granted upon the conversion of debt to preferred stock.

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
March 31, 2010

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2010 and December 31, 2009, the Company’s cash balances by geographic area were as follows:

	March 31, 2010		December 31, 2009
Country:
United States	$519,989	21.1%	$506,777	22.2%
China	1,950,256	78.9%	1,771,861	77.8%
Total cash and cash equivalents	$2,470,245	100.0%	$2,278,638	100.0%

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $226,737 and $329,492 at March 31, 2010 and December 31, 2009, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,009,711 and $758,096, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $160,658 and $160,632 at March 31, 2010 and December 31, 2009, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $561,357 and $450,507 as of March 31, 2010 and December 31, 2009, respectively.

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
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2010 and 2009.

Advances from customers

Advances from customers at March 31, 2010 and December 31, 2009 amounted to $328,799 and $143,261, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components, and electric equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the three months ended March 31, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

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

Shipping costs

Shipping costs are included in selling expenses and totaled $398,091 and $66,432 for the three months ended March 31, 2010 and 2009, respectively.

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

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, research and development costs were not material.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2010 and 2009 was $360 and $369, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2010 and December 31, 2009 were translated at 6.8361 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2010 and 2009 were 6.83603 RMB and 6.84659 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)
	Three Months Ended March 31,
	2010	2009
Net income available to common shareholders for basic and diluted net income per common share	$1,946,537	$646,058

Weighted average common shares outstanding - basic	17,252,799	14,988,280
Effect of dilutive securities:
Series A convertible preferred stock	5,178,088	4,676,063
Warrants	2,964,139	-
Weighted average common shares outstanding - diluted	25,395,026	19,664,343
Net income per common share - basic	$0.11	$0.04
Net income per common share - diluted	$0.08	$0.03

The Company's aggregate common stock equivalents at March 31, 2010 and 2009 include the following:

	March 31, 2010	March 31, 2009
Warrants	3,974,773	5,523,667
Series A preferred stock	5,178,088	4,676,063
Total	9,152,861	10,199,730

Deemed preferred stock dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2010, subsequent events were evaluated by the Company as of May 14, 2010, the date on which the unaudited consolidated financial statements were available to be issued.

Recent accounting pronouncements

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2010 and December 31, 2009, accounts receivable consisted of the following:

	2010	2009
Accounts receivable	$7,880,865	$6,804,518
Less: allowance for doubtful accounts	(1,009,711)	(758,096)
	$6,871,154	$6,046,422

NOTE 3 - INVENTORIES

At March 31, 2010 and December 31, 2009, inventories consisted of the following:

	2010	2009
Raw materials	$2,586,919	$1,366,220
Work in process	135,180	288,811
Finished goods	766,785	737,865
	3,488,884	2,392,896
Less: reserve for obsolete inventory	(160,658)	(160,632)
	$3,328,226	$2,232,264

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consist of the following:

	Useful Life	2010	2009
Office equipment and furniture	5 Years	$103,337	$103,320
Manufacturing equipment	5 – 10 Years	21,973,201	17,405,814
Vehicles	5 Years	115,646	79,570
Construction in progress	-	7,889,570	9,546,200
Building and building improvements	20 Years	15,155,484	15,153,046
		45,237,238	42,287,950
Less: accumulated depreciation		(6,009,962)	(5,424,449)

		$39,227,276	$36,863,501

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to $584,646 and $175,113, of which $501,691 and $97,583 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2010 and 2009, amortization of land use rights amounted to $21,618 and $21,585, respectively.

At March 31, 2010 and December 31, 2009, land use rights consist of the following:

	Useful Life	2010	2009
Land Use Rights	45 - 50 years	$3,949,737	$3,949,101
Less: Accumulated Amortization		(241,328)	(219,674)
		$3,708,409	$3,729,427

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:
2010	$86,473
2011	86,473
2012	86,473
2013	86,473
2014	86,473
Thereafter	3,276,044
$3,708,409

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock

On January 31, 2010, the Company issued 1,500 shares of common stock to our Chief Financial Officer for services rendered and will be rendered pursuant to an employment agreement. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $3,400 and prepaid expense of $4,250.

On February 10, 2010, the Company issued 28,000 shares of common stock to our Chief Executive Officer and 20,000 shares of common stock to two other key employees who are not executive officers pursuant to our 2010 long-term incentive plan. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $276,480.

On March 31, 2010, the Company issued 2,000 shares of common stock to our vice president of financial reporting for services rendered and will be rendered pursuant to an engagement agreement. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $6,440 and prepaid expense of $3,220.

During the three months ended March 31, 2010, the Company issued 755,000 shares of common stock upon the conversion of 2,265,000 shares of series A preferred stock.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

In January and February 2010, the Company issued 173,333 shares of its common stock and 2,380,176 shares of its series A preferred stock to investors upon the exercise of stock warrants for which the Company received cash proceeds of $1,600,000.  In connection with the issuance of the 2,380,177 shares of series A preferred stock, the investor entered into an agreement with the Company’s chief executive officer, who is the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock.  Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares.  The investor had executed similar agreements in connection with the purchase of series A preferred stock in September and October 2009.

(b)  Agreement with respect to Series A Preferred Stock and Common Stock Purchase Warrants

On March 26, 2010, the holders of the outstanding shares of series A preferred shareholders and the sole holder of all of the Company’s common stock purchase warrants that included a provision that provided for an adjustment in the exercise price in the event of a sale of common stock at a price below the exercise price of the warrants agreed to eliminate and waive any rights they may have under the provisions of the Statement of Designations relating to the series A preferred stock that provide for a reduction in the conversion price of the series A preferred stock, in the event that the Company issues stock at a price which is less than the conversion price of the series A preferred stock; and the warrant holder agreed to delete from the warrants the provisions that provide for a reduction in the exercise price of the warrants in the event that the Company issues stock at a price which is less than the exercise price of the warrants. The Company agreed not to issue shares of Common Stock at a price, or options, warrants or convertible securities with an exercise or conversion price, that is less than the conversion price of the then outstanding series A preferred stock or the exercise price of the then outstanding warrants, as the case may be.   Accordingly, the Company did not record a derivative liability related to the warrants at December 31, 2009.

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
March 31, 2010

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

•
The Company agreed to have a qualified chief financial officer.  If the Company cannot hire a qualified chief financial officer promptly upon the resignation or termination of employment of a former chief financial officer, the Company may engage an accountant or accounting firm to perform the duties of the chief financial officer.  In no event shall the Company either (i) fail to file an annual, quarterly or other report in a timely manner because of the absence of a qualified chief financial officer, or (ii) not have a person who can make the statements and sign the certifications required to be filed in an annual or quarterly report under the Securities Exchange Act of 1934.

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
March 31, 2010

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

(e)  March 2009 Issuance of Notes and Warrants and Other Warrant Matters

On March 23, 2009, Company sold to two investors, for $250,000, its 18-month, 15% notes in the aggregate principal amount of $250,000 and five-year warrants purchasing 145,833 shares at an exercise price of $1.20 per share.  These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years.  The Company repaid the notes in full in February 2010 and fully amortized the balance of the debt discount in February 2010.  For the three months ended March 31, 2010 and 2009, amortization of debt discount to interest expense was $44,993 and $1,500, respectively.

Warrant activities for the three months ended March 31, 2010 are summarized as follows:

	Three Months Ended March 31, 2010
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	4,941,499	$1.49
Granted	-	-
Exercised	(966,725)	1.66
Forfeited	-	-
Balance at end of period	3,974,773	$1.45

Warrants exercisable at end of period	3,974,773	$1.45

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$1.698	1,985,681	2.62	$1.698	1,985,681	1.698
$1.200	1,989,092	2.72	1.200	1,989,092	1.200
	3,974,773	2.67	$1.45	3,974,773	$1.45

(e) 2010 Long-Term Incentive Plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 2,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee. grantee.  As of March 31, 2009, the Company had issued a total of 51,500 shares of common stock, for which it expensed compensation in the amount of $286,320.

NOTE 7 – INCOME TAXES

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2010 and 2009, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIEs (Dyeing and Electric) and the Company’s subsidiary, Fulland Wind Energy, are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 8 – LOANS PAYABLE

At March 31, 2010 and December 31, 2009, loans payable consisted of the following:

	March 31,	December 31,
	2010	2009

Loan payable to Industrial and Commercial Bank of China, due on September 24, 2010 with annual interest at March 31, 2010 and December 31, 2009 of 5.84% and 5.84%, respectively, secured by assets of the Company.	146,282	$146,259

Loan payable to Industrial and Commercial Bank of China, due on September 15, 2010 with annual interest at March 31, 2010 and December 31, 2009 of 5.58% and 5.58%, respectively, secured by assets of the Company.	146,282	146,259

Loan payable to Industrial and Commercial Bank of China, due on September 22, 2010 with annual interest at March 31, 2010 and December 31, 2009 of 5.58% and 5.58%, respectively, secured by assets of the Company.	146,282	146,259

Loan payable to Bank of Communications, due on June 8, 2010 with annual interest at March 31, 2010 and December 31, 2009 of 5.84% and 5.84%, respectively, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.	438,847	438,775

Loan payable to Bank of Communications, due on June 14, 2010 with annual interest at March 31, 2010 and December 31, 2009 of 5.84% and 5.84%, respectively, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.	292,565	292,517

Loan payable to Agricultural and Commercial Bank, due on March 30, 2011 with annual interest at March 31, 2010 and December 31, 2009 of 6.90% and 6.90%, respectively, secured by certain assets of the Company.	585,129	585,035

Principal amount of loan payable to an investor, due on February 7, 2011 with annual interest at December 31, 2009 of 12% and repaid in January 2010.	-	80,000

Principal amount of loan payable to investors, due on September 23, 2010, with interest of 15% per annum (see (a) below) and repaid in January 2010.	-	250,000

Total loans payable	1,755,387	2,085,104

Less: long-term portion of loans payable	-	-

Current portion of loans payable	1,755,387	2,085,104

Less: debt discount (a)	-	(44,993)

Current portion of loans payable – net	$1,755,387	$2,040,111

(a)
In March 2009, the Company sold to two investors its 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 145,833 shares at an exercise price of $1.20 per share for a total of $250,000. The debt discount represents the unamortized value of the warrants issued in the transaction. The notes were paid during the quarter ended March 31, 2010 (See Note 6(e)).

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 9 - SEGMENT INFORMATION

For the three months ended March 31, 2010 and 2009, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries and, in the three months ended March 31, 2009, electric power auxiliary apparatuses (including coking equipment). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Revenues:
Dyeing and finishing equipment	$4,993,233	$3,529,441
Forged rolled rings and related components	11,847,449	4,331,426
	16,840,682	7,860,867
Depreciation:
Dyeing and finishing equipment	110,210	100,107
Forged rolled rings and related components	474,436	75,006
	584,646	175,113
Interest expense:
Dyeing and finishing equipment	-	-
Forged rolled rings and related components	26,976	21,264
Other (a)	47,943	2,407
	74,919	23,671
Net income (loss):
Dyeing and finishing equipment	499,978	464,503
Forged rolled rings and related components	1,971,425	424,036
Other (a)	(524,866)	(242,481)
	1,946,537	646,058
Identifiable long-lived tangible assets at March 31, 2010 and December 31, 2009 by segment:
Dyeing and finishing equipment	$6,154,976	$5,728,590
Forged rolled rings and related components	33,072,300	31,134,911
	$39,227,276	$36,863,501

Identifiable long-lived tangible assets at March 31, 2010 and December 31, 2009 by geographical location:
China	$39,227,276	$36,863,501
United States	-	-
	$39,227,276	$36,863,501

(a)      The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 10 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. Prior to December 31, 2009, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing and Electric.

For the three months ended March 31, 2010, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2009	$72,407	$1,168,796	$11,777	$1,252,980
Additional to statutory reserves	-	-	-	-
Balance – March 31, 2010	$72,407	$1,168,796	$11,777	$1,252,980

NOTE 11 – CONCENTRATIONS

Customers

During the three months ended March 31, 2010, one customer accounted for 23% of the Company’s total sales. No customer accounted for more than 10% of the Company’s total sales for the three months ended March 31, 2009.

Suppliers

Two major suppliers provided approximately 67% of the Company’s purchases of raw materials for the three months ended March 31, 2010. No supplier provided more than 10% of the Company’s purchases of raw materials for the three months ended March 31, 2009.

NOTE 12 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulation in PRC may further restrict the Company’s PRC VIEs and subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of March 31, 2010 and December 31, 2009, substantially all of the Company’s net assets are attributable to the PRC VIE’s and subsidiary. Accordingly, the Company’s restricted net assets were approximately $56,582,000 and $51,652,000, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 13 – SUBSEQUENT EVENTS

On April 7, 2010, the Company issued 133,333 shares of common stock upon the conversion of 400,000 shares of series A preferred stock.

On May 4, 2010, we issued 43,750 shares of common stock in connection with the cashless exercise of 58,333 warrants.

On May 7, 2010, we issued 7,000 shares of common stock to our Chief Executive Officer and 5,000 shares of common stock to two other key employees who are not executive officers pursuant to our 2010 long-term incentive plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in two business segments – the forged rolled rings and other components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components for the wind power and other industries, and the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines.

Through our forged rolled rings and other related products division, we supply precision forged rolled rings and other forged components to the wind industry.  These components are used in wind turbines, which are used to generate wind power.  The government of the PRC has announced its desire to expand significantly its goal for installed wind energy capacity.  We began to manufacture shafts and forged rolled rings for gear rims, flanges and other applications in our new 108,000 square foot manufacturing facility which became operational in March 2009.

 We produce precision forgings using axial close-die forging technology, which is a new technology for producing rotary precision forgings, using forging equipment which we manufactured for our own use. The axial close-die forging technology reduces the use of raw materials by as much as 35%, provides a high precision and surface flatness, reduces the cutting output, has excellent mechanical strength and high flexibility, and is a fully automatic operation. We believe that our forging capabilities will continue to increase as we implement our expansion plans.

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

In addition to the wind industry, we sell our forged rolled rings and other forged components in other industries, including heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, defense and radar manufacturing industries, which use our forged rolled rings railway as components in the manufacture of equipment.

The forged rolled rings segment has become a more significant percentage of total revenues, as we have expanded our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry. Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock piece with varying thickness and height; the rings are created from the forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure into high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required. We believe that there is a market for our rolled rings in the wind power industry. Through this division, which was formerly known as the forged rolled ring and electric power equipment division, until the end of 2009, we designed, manufactured and sold both standard and custom auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. In the fourth quarter of 2009, we sold our remaining units of auxiliary electrical equipment and we no longer produce these products.

Prior to 2009, the manufacturing of textile dyeing and finishing machines was our principal source of revenue. We have changed our focus to the manufacture of forged rolled rings, shafts, gear rims and yaw bearings in order to meet the growing demands of China’s wind energy industry.  We believe that there is a shortage of wind components in China’s wind energy supply chain. The shortage is caused by the lack of forged products including rolled rings, shafts, and gear rims which are used in the gearbox, and rolled rings used in yaw bearings.

We expect revenue from the dyeing and finishing equipment segment of our business to continue to decline, both in terms of revenue and as a percentage of total revenue. Our dyeing and finishing equipment business is dependent upon the continued growth of the textile industry in the PRC. To the extent that growth in this industry stagnates in the PRC, whether as a result of export restrictions from countries such as the United States, who are major importers of Chinese-made textiles, or shifts in international manufacturing to countries which may have a lower cost than the PRC, or overexpansion of the Chinese textile industry, we will have more difficulty in selling these products in the PRC, and we may have difficulty exporting our equipment. Further, it is harder for us to collect our outstanding accounts receivable due to the tough economy. We deliberately slowed down our dyeing machine production in fiscal 2009. Additionally, the export market can also be subject to protectionist measures imposed by importing countries seeking to protect their own industries in a time of a declining demand for products. As a result, we may experience a significant decline in this segment of our business, and we cannot predict when, if at all, business in this segment will improve. If we are not able to generate sufficient business, we may discontinue this phase of our operations and concentrate on our forged rings and related products segment.

The following table sets forth information as to revenue of our dyeing and finishing equipment, forged rolled rings and related products in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$4,993	29.6%	$3,530	44.9%
Forged rolled rings - wind power industry	6,953	41.3%	2,724	34.7%
Forged rolled rings – other industries	4,895	29.1%	1,607	20.4%

Total	$16,841	100.0%	$7,861	100.0%

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development expenses in the three months ended March 31, 2010 and 2009. Product development expenses are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties.

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Net revenues	$16,841	100.0%	$7,861	100.0%
Cost of revenues	12,424	73.8%	6,264	79.7%
Gross profit	4,417	26.2%	1,597	20.3%
Operating expenses	1,484	8.8%	579	7.4%
Income from operations	2,933	17.4%	1,018	13.0%
Other income (expenses)	(76)	(0.4)%	(35)	(0.5)%
Income before provision for income taxes	2,857	17.0%	983	12.5%
Provision for income taxes	910	5.4%	337	4.3%
Net income	1,947	11.6%	646	8.2%
Other comprehensive income:
Foreign currency translation adjustment	7	0.0%	42	0.5%

Comprehensive income	$1,954	11.6%	$688	8.7%

The following table sets forth information as to the gross margin for our two lines of business and for the electrical power equipment product line, which was included in the forged rolled rings and related products segment for the three months ended March 31, 2010 and 2009 (dollars in thousands).

	Dyeing and finishing equipment	Forged rolled rings and related products	Total
	Three Months Ended March 31, 2010
Revenue	$4,993	$11,848	$16,841
Cost of sales	$3,984	$8,440	$12,424
Gross profit	$1,009	$3,408	$4,417
Gross margin %	20.2%	28.8%	26.2%

	Three Months Ended March 31, 2009
Revenue	$3,530	$4,331	$7,861
Cost of sales	$2,778	$3,486	$6,264
Gross profit	$752	$845	$1,597
Gross margin %	21.3%	19.5%	20.3%

Revenues. For the three months ended March 31, 2010, we had revenues of $16,841,000, as compared to revenues of $7,861,000 for the three months ended march 31, 2009, an increase of approximately 114.2%. The increase in total revenue was attributable to the increases in revenue from forged rolled rings and revenue from dyeing and finishing equipment, and is summarized as follows (dollars in thousands):

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$4,993	$3,530	$1,463	41.5%
Forged rolled rings - wind power industry	6,953	2,724	4,229	155.2%
Forged rolled rings – other industries	4,895	1,607	3,288	204.6%
Total net revenues	$16,841	$7,861	$8,980	114.2%

The increase in revenues from the sale of dyeing and finishing equipment was primarily attributable to the effects of the policy of the PRC government to encouragement the development of the textile industry as the Chinese economy improved.

Revenues from forging of rolled rings totaled $11,848,000 for the three months ended March 31, 2010, with revenues from the wind power industry amounting to $6,953,000 and revenues from other forging operations amounting to $4,895,000. Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 155.2% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We also experienced a 204.6% increase in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries.

Cost of sales. Cost of sales for the three months ended March 31, 2010 increased $6,160,000 or 98.3%, from $6,264,000 for the three months ended March 31, 2009 to $12,424,000 for the three months ended March 31, 2010. Cost of goods sold for Dyeing was $3,984,000 for the three months ended March 31, 2010, as compared to $2,778,000 for the three months ended March 31, 2009. Cost of sales related to the manufacture of forged rolled rings and related products was $8,440,000 for the three months ended March 31, 2010 as compared to $3,486,000 for the three months ended March 31, 2009.

Gross profit and gross margin. Our gross profit was $4,417,000 for the three months ended March 31, 2010 as compared to $1,597,000 for the three months ended March 31, 2009, representing gross margins of 26.2% and 20.3%, respectively. Gross profit for Dyeing was $1,009,000 for the three months ended March 31, 2010 as compared to $752,000 for the three months ended March 31, 2009, representing gross margins of approximately 20.2% and 21.3%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during the first quarter of fiscal 2010 as well as a reduction of our sales price due to stronger competition resulting from the downturn in the textile industry in China. Gross profit from forged rolled rings and related products segment was $3,408,000 for the three months ended March 31, 2010 as compared to $845,000 for the three months ended March 31, 2009, representing gross margins of approximately 28.8% and 19.5%, respectively. The increase in our gross margin was mainly attributed to operational efficiencies from the increase in our production in the first quarter of fiscal 2010 as compared to the 2009 period. We believe that our gross margins will improve to the extent that we are able to utilize our factory capacity more efficiently.

Depreciation. Depreciation was $585,000 for the three months ended March 31, 2010 and $175,000 for the three months ended March 31, 2009, of which $502,000 for the three months ended March 31, 2010 and $97,000 for the three months ended March 31, 2009 is included in cost of sales and $83,000 for the three months ended March 31, 2010 and $78,000 for the three months ended March 31, 2009 is included in operating expenses. The overall increase in depreciation is attributable to an increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products. Beginning in the second quarter of 2009, our new facility was placed in service and we began to generate revenues and, accordingly, we began to depreciate the property and equipment associated with the new facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,401,000 for the three months ended March 31, 2010, as compared to $501,000 for the three months ended March 31, 2009, an increase of $900,000 or approximately 179.7%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Professional fees	$76	$148
Bad debt expense	251	1
Payroll and related benefits	427	103
Travel	90	38
Other	557	211
	$1,401	$501

•
Professional fees decreased for the three months ended March 31, 2010 by $72,000, or 48.6%, as compared to the three months ended March 31, 2009. The decrease is primarily attributed to a decrease in accounting expense of approximately $64,000, a decrease in investor relations expenses of approximately $34,000 offset by an increase in legal fees of approximately $2,000, an increase in stock transfer fees of approximately $12,000 and an increase in consulting expenses of approximately $12,000.

•
Bad debt expense increased for the three months ended March 31, 2010 by $250,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits increased for the three months ended March 31, 2010 by $324,000, or 316.0%, as compared to the three months ended March 31, 2009. The increase was mainly attributable to an increase in stock-based compensation for our management of approximately $312,000 and an increase in compensation and related benefits of approximately $12,000 in our forged rolled rings and related products segment resulting from increased operations.

•
Travel expense for the three months ended March 31, 2010 increased by $51,000, or 134.2%, as compared to the three months ended March 31, 2009. The increase is related to an increase in travel for investor road shows and conferences.

•
Other selling, general and administrative expenses increased by $346,000, or 164.6%, for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009. The increase was primarily attributed to an increase in shipping fees paid for our customers of approximately $332,000 and an increase in entertainment expenses of approximately $14,000.

Income from operations. For the three months ended March 31, 2010, income from operations amounted to $2,932,000, as compared to $1,018,000 for the three months ended March 31, 2009, an increase of $1,914,000 or 188.0%.

Other income (expenses). For the three months ended March 31, 2010, other expenses amounted to $76,000 as compared to $35,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, other expenses included:

•
interest expense of $75,000, consisting of non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $30,000 incurred on our outstanding loans;

•	foreign currency losses of $2,000; and

•	interest income of $1,000.

For the three months ended March 31, 2009, other expenses included:

•
interest expense of $24,000, consisting of non-cash interest expense of $2,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $22,000 incurred on our outstanding loans;

•	amortization of debt issuance costs of $12,000; and

•	nominal foreign currency losses and interest income.

Income tax expense. Income tax expense totaled $910,000 for the three months ended March 31, 2010, as compared to $337,000 for the three months ended March 31, 2009, an increase of $574,000, or approximately 170.4% which was primarily attributable to the increase in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income for the three months ended March 31, 2010 was $1,947,000, or $0.11 per share (basic) and $0.08 per share (diluted). Net income for the three months ended March 31, 2009 was $646,000, or $0.04 per share (basic) and $0.03 per share (diluted).

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $7,000 for the three months ended March 31, 2010 as compared to $42,000 for the three months ended March 31, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the three months ended March 31, 2010 of $1,954,000, compared with $688,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2010 and December 31, 2009, we had cash balances of $2,470,245 and $2,278,638, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
Country:
United States	$520	21.1%	$507	22.2%
China	1,950	78.9%	1,772	77.8%
Total cash and cash equivalents	$2,470	100.0%	$2,279	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2009 to March 31, 2010 (dollars in thousands):
			December 31, 2009 to March 31, 2010
Category	2010	2009	Change	Percent Change
Current assets:
Cash and cash equivalents	$2,470	$2,279	191	8.4%
Notes receivable	227	329	(102)	(31.2)%
Accounts receivable, net of allowance for doubtful accounts	6,871	6,046	825	13.6%
Inventories, net of reserve for obsolete inventory	3,328	2,232	1,096	49.1%
Advances to suppliers	561	451	110	24.6%
Prepaid value-added taxes on purchase	868	379	489	129.2%
Prepaid expenses and other current assets	84	214	(130)	(60.9)%
Current liabilities:
Loans payable	1,755	2,040	(285)	(14.0)%
Accounts payable	4,547	3,405	1,142	33.5%
Accrued expenses	476	557	(81)	(14.5)%
VAT and service taxes payable	104	25	79	312.4%
Advances from customers	329	143	186	129.5%
Income tax payable	952	1,019	(67)	(6.6)%
Working capital:
Total current assets	14,409	11,930	2,479	20.8%
Total current liabilities	8,163	7,189	974	13.6%
Working capital	6,246	4,741	1,505	31.7%

Our working capital increased $1,505,000 to $6,246,000 at March 31, 2010 from working capital of $4,741,000 at December 31, 2009. This increase in working capital is primarily attributable to an increase in cash of $191,000, an increase in accounts receivable, net of allowance for doubtful accounts of $825,000, an increase in inventories, net of reserve for obsolete inventory of $1,096,000, an increase in advances to suppliers of $110,000, an increase in prepaid value-added taxes on purchase of $489,000, a decrease in loans payable of $285,000, a decrease in accrued expenses of $81,000 and a decrease in income tax payable of $67,000 offset by a decrease in notes receivable of $102,000, a decrease in prepaid expenses and other current assets of $130,000, an increase in accounts payable of $1,142,000, an increase in VAT and service taxes payable of $79,000 and an increase in advances from customers of $186,000.

Net cash flow provided by operating activities was $1,732,000 for the three months ended March 31, 2010 as compared to net cash flow provided by operating activities of $189,000 for the three months ended March 31, 2009, an increase of $1,543,000. Net cash flow provided by operating activities for the three months ended March 31, 2010 was mainly due to net income of $1,947,000 and the add-back of non-cash items such as depreciation of $585,000, the amortization of debt discount to interest expense of $45,000, the amortization of land use rights of $22,000, the increase in allowance for doubtful accounts of $251,000, and stock-based compensation of $286,000, and changes in operating assets and liabilities such as a decrease in notes receivable of $103,000, a decrease in prepaid and other current assets of $138,000, an increase in accounts payable of $1,142,000, an increase in VAT and service taxes payable of $79,000 and an increase in advances from customers of $186,000, offset by an increase in accounts receivable of $1,075,000, an increase in inventories of $1,096,000, an increase in prepaid value-added taxes on purchases of $489,000, an increase in advances to suppliers of $111,000, a decrease in accrued expenses of $212,000 and a decrease in income taxes payable of $67,000. Net cash flow provided by operating activities for the three months ended March 31, 2009 was mainly due to net income of $646,000, the add-back of non cash items such as depreciation of $175,000 the amortization of debt discount of $1,500, the amortization of land-use rights of $22,000 and stock-based compensation of $42,000, and changes in operating assets and liabilities such as a decrease in notes receivable of $70,000, a decrease in due from related party of $438,000, an increase of accrued expense of $46,000 and an increase in advances from customers of $54,000, offset by an increase in inventory of $515,000, a decrease in income tax payable of $233,000 and an increase in accounts receivable of $377,000.

Net cash flow used in investing activities was $2,811,000 for the three months ended March 31, 2010 as compared to net cash used in investing activities of $952,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, we purchased property and equipment of $2,811,000. In October 2009, we ordered the initial machinery and began leasehold improvements to expand our forged products facilities with a new production line, enabling us to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry. We expect to spend an additional $2,000,000 in the second quarter of 2010 on equipment and leasehold improvements related to this expansion. For the three months ended March 31, 2009, we used cash to purchase of property and equipment of $952,000.

Net cash flow provided by financing activities was $1,270,000 for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $542,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, we received $1,600,000 from the exercise of warrants offset by the repayment of loans payable of $330,000. For the three months ended March 31, 2009, we received gross proceeds from our loans payable of $542,000.

Contractual Obligations and Off-Balance Sheet Arrangements

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

The following tables summarize our contractual obligations as of March 31, 2010 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$1,755	$1,755	$-	$-	$-
Total Contractual Obligations:	$1,755	$1,755	$-	$-	$-

(1)	Bank indebtedness consists of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2010, we had unrealized foreign currency translation gain of $7,270, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including Jianhua Wu, our chief executive officer, and Teresa Zhang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Messrs. Wu and Miss Zhang, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness. Therefore, our internal control over financial reporting was effective as of March 31, 2010.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
Our chief financial officer Teresa Zhang and Adam Wasserman, our vice president of financial reporting, have extensive experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive officer, oversee and manages our financial reporting process and the required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of March 31, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the SEC. Since management has concluded that no errors or restatements have occurred and believes that controls were in place during the 2009 quarters that would detect or prevent a material misstatement in our consolidated financial statements, management has concluded that that there was not a material weakness in controls.

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

On January 31, 2010, we issued 1,500 shares of common stock to our Chief Financial Officer for services rendered and will be rendered pursuant to an engagement agreement. The shares were valued at fair value on the date of grant and we recorded stock-based compensation of $3,400 and prepaid expense of $4,250.

On February 10, 2010, we issued 28,000 shares of common stock to our Chief Executive Officer and 20,000 shares of common stock to two other key employees who are not executive officers pursuant to our 2010 long-term incentive plan. The shares were valued at fair value on the date of grant and we recorded stock-based compensation of $276,480.

On March 31, 2010, we issued 2,000 shares of common stock to our vice president of financial reporting for services rendered and will be rendered pursuant to an engagement agreement. The shares were valued at fair value on the date of grant and we recorded stock-based compensation of $6,440 and prepaid expense of $3,220.

During the three months ended March 31, 2010, we issued 755,000 shares of common stock upon the conversion of 2,265,000 shares of series A preferred stock.

In January and February 2010, the Company issued 173,333 shares of its common stock and 2,380,176 shares of its series A preferred stock to investors upon the exercise of stock warrants for which the Company received cash proceeds of $1,600,000. In connection with the issuance of the 2,380,177 shares of series A preferred stock, the investor entered into an agreement with the Company’s chief executive officer, who is the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock. Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares.  The investor had executed similar agreements in connection with the purchase of series A preferred stock in September and October 2009.

These issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act, with respect to United States persons, or Regulation S with respect to non United States persons.  Each person to whom the shares were issued acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

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

CHINA WIND SYSTEMS, INC.

Date: May 14, 2010	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: May 14, 2010	By:	/s/ Teresa Zhang
Teresa Zhang, Chief Financial Officer