Form 10-Q
period 2010-06-30
China Wind Systems, Inc
filed 2010-08-16
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  17,850,905 shares of common stock are issued and outstanding as of August 16, 2010.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,380,956	$2,278,638
Notes receivable	192,404	329,492
Accounts receivable, net of allowance for doubtful accounts	6,651,052	6,046,422
Inventories, net of reserve for obsolete inventory	3,468,206	2,232,264
Advances to suppliers	378,857	450,507
Prepaid VAT on purchases	711,533	378,543
Prepaid expenses and other	66,977	213,835

Total Current Assets	12,849,985	11,929,701

PROPERTY AND EQUIPMENT - net	43,824,230	36,863,501

OTHER ASSETS:
Land use rights, net	3,701,682	3,729,427

Total Assets	$60,375,897	$52,522,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,028,112	$2,040,111
Accounts payable	5,071,713	3,404,521
Accrued expenses	353,914	556,662
VAT and service taxes payable	81,029	25,284
Advances from customers	321,755	143,261
Income taxes payable	1,053,011	1,018,514

Total Current Liabilities	7,909,534	7,188,353

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (60,000,000 shares authorized, all of which were designated as as series A convertible preferred, 14,934,264 and 15,419,088 shares issued and outstanding; at June 30, 2010 and December 31, 2009, respectively)	14,934	15,419
Common stock ($0.001 par value; 150,000,000 shares authorized; 17,639,787 and 16,402,204 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	17,640	16,402
Additional paid-in capital	24,277,813	22,332,756
Retained earnings	23,565,231	18,595,037
Statutory reserve	1,252,980	1,252,980
Accumulated other comprehensive gain - foreign currency translation adjustment	3,337,765	3,121,682

Total Stockholders' Equity	52,466,363	45,334,276

Total Liabilities and Stockholders' Equity	$60,375,897	$52,522,629

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$18,977,274	$13,584,030	$35,817,956	$21,444,897

COST OF REVENUES	14,000,017	10,479,370	26,424,004	16,743,588

GROSS PROFIT	4,977,257	3,104,660	9,393,952	4,701,309

OPERATING EXPENSES:
Depreciation	78,060	83,393	161,015	160,923
Selling, general and administrative	894,805	509,408	2,296,181	1,010,356

Total Operating Expenses	972,865	592,801	2,457,196	1,171,279

INCOME FROM OPERATIONS	4,004,392	2,511,859	6,936,756	3,530,030

OTHER INCOME (EXPENSE):
Interest income	1,478	98	2,722	328
Interest expense	(18,494)	(176,058)	(93,413)	(199,729)
Foreign currency loss	(5,042)	-	(6,901)	(11)
Grant income	49,146	146,130	49,146	146,130
Debt issuance costs	-	-	-	(12,000)

Total Other Income (Expense)	27,088	(29,830)	(48,446)	(65,282)

INCOME BEFORE INCOME TAXES	4,031,480	2,482,029	6,888,310	3,464,748

INCOME TAXES	1,007,823	701,494	1,918,116	1,038,155

NET INCOME	$3,023,657	$1,780,535	$4,970,194	$2,426,593

COMPREHENSIVE INCOME:
NET INCOME	$3,023,657	$1,780,535	$4,970,194	$2,426,593

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	208,813	3,253	216,083	44,793

COMPREHENSIVE INCOME	$3,232,470	$1,783,788	$5,186,277	$2,471,386

NET INCOME PER COMMON SHARE:
Basic	$0.17	$0.12	$0.29	$0.16
Diluted	$0.12	$0.08	$0.20	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,574,225	15,080,436	17,414,400	15,034,768
Diluted	25,210,214	21,256,154	25,193,517	20,207,770

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,970,194	$2,426,593
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,200,642	697,127
Amortization of debt discount to interest expense	44,993	16,997
Amortization of land use rights	43,245	43,191
Increase in allowance for doubtful accounts	223,333	143,620
Interest expense related to debt conversion	-	128,489
Stock-based compensation expense	345,386	119,612
Changes in assets and liabilities:
Notes receivable	137,942	(131,584)
Accounts receivable	(800,348)	(1,891,180)
Inventories	(1,221,872)	(621,840)
Prepaid value-added taxes on purchases	(330,132)	(234,142)
Prepaid and other current assets	147,299	(50,602)
Advances to suppliers	73,262	(5,964)
Due from related party	-	438,389
Accounts payable	1,646,567	403,527
Accrued expenses	(203,916)	82,146
VAT and service taxes payable	55,425	(97,497)
Income taxes payable	30,102	131,045
Advances from customers	177,212	426,134

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,539,334	2,024,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,980,484)	(2,849,156)

NET CASH USED IN INVESTING ACTIVITIES	(7,980,484)	(2,849,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	1,133,612
Repayment of loans payable	(1,061,556)	-
Proceeds from exercise of warrants	1,600,000	83,111

NET CASH PROVIDED BY FINANCING ACTIVITIES	538,444	1,216,723

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	5,024	585

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(897,682)	392,213

CASH AND CASH EQUILAVENTS - beginning of year	2,278,638	328,614

CASH AND CASH EQUIVALENTS - end of period	$1,380,956	$720,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$50,563	$46,443
Income taxes	$1,888,014	$921,760

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$-	$92,985
Series A preferred converted to common shares	$1,910	$401
Common stock issued for debt	$-	$152,963
Common stock issued for future service	$424	$-

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies, Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies' shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agree to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that, without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2010 and December 31, 2009, the Company’s cash balances by geographic area were as follows:

	June 30, 2010		December 31, 2009
Country:
United States	$307,005	22.2%	$506,777	22.2%
China	1,073,951	77.8%	1,771,861	77.8%
Total cash and cash equivalents	$1,380,956	100.0%	$2,278,638	100.0%

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $192,404 and $329,492 at June 30, 2010 and December 31, 2009, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $985,471 and $758,096, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $161,307 and $160,632 at June 30, 2010 and December 31, 2009, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $378,857 and $450,507 as of June 30, 2010 and December 31, 2009, respectively.

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
JUNE 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2010 and 2009.

Advances from customers

Advances from customers at June 30, 2010 and December 31, 2009 amounted to $321,755 and $143,261, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components, and electric equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the six months ended June 30, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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
JUNE 30, 2010

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

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $693,424 and $99,704 for the six months ended June 30, 2010 and 2009, respectively.

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

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2010 and 2009, research and development costs were not material.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2010 and 2009 was $5,024 and $585, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2010 and December 31, 2009 were translated at 6.8086 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2010 and 2009 were 6.83475 RMB and 6,84323 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income available to common shareholders for basic and diluted net income per common share	$3,023,657	$1,780,535	$4,970,194	$2,426,593

Weighted average common shares outstanding - basic	17,574,225	15,080,436	17,414,400	15,034,768
Effect of dilutive securities:
Series A convertible preferred stock	4,978,088	4,542,243	4,978,088	4,542,242
Warrants	2,657,901	1,633,475	2,801,029	630,760
Weighted average common shares outstanding - diluted	25,210,214	21,256,154	25,193,517	20,207,770
Net income per common share - basic	$0.17	$0.12	$0.29	$0.16
Net income per common share - diluted	$0.12	$0.08	$0.20	$0.12

The Company's aggregate common stock equivalents at June 30, 2010 and 2009 include the following:

	June 30, 2010	June 30, 2009
Warrants	3,916,440	5,454,407
Series A convertible preferred stock	4,978,088	4,542,243
Total	8,894,528	9,996,650

Deemed preferred stock dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2010, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements were available to be issued.

Recent accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on the Company’s financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have an important impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2010 and December 31, 2009, accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
Accounts receivable	$7,636,523	$6,804,518
Less: allowance for doubtful accounts	(985,471)	(758,096)
	$6,651,052	$6,046,422

NOTE 3 - INVENTORIES

At June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$2,953,742	$1,366,220
Work in process	307,840	288,811
Finished goods	367,931	737,865
	3,629,513	2,392,896
Less: reserve for obsolete inventory	(161,307)	(160,632)
	$3,468,206	$2,232,264

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, property and equipment consist of the following:

		June 30,	December 31,
	Useful Life	2010	2009
Office equipment and furniture	5 Years	$104,708	$103,320
Manufacturing equipment	5 – 10 Years	25,669,611	17,405,814
Vehicles	5 Years	116,113	79,570
Construction in progress	-	8,094,729	9,546,200
Building and building improvements	20 Years	16,491,557	15,153,046
		50,476,718	42,287,950
Less: accumulated depreciation		(6,652,488)	(5,424,449)

		$43,824,230	$36,863,501

For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $1,200,642 and $697,127, of which $1,039,627 and $536,204 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the six months ended June 30, 2010 and 2009, amortization of land use rights amounted to $43,245 and $43,191, respectively.

At June 30, 2010 and December 31, 2009, land use rights consist of the following:

	Useful Life	June 30, 2010	December 31, 2009
Land Use Rights	45 - 50 years	$3,965,690	$3,949,101
Less: Accumulated Amortization		(264,008)	(219,674)
		$3,701,682	$3,729,427

Amortization of land use rights attributable to future periods is as follows:

Periods ending June 30:
2011	$86,822
2012	86,822
2013	86,822
2014	86,822
2015	86,822
Thereafter	3,267,572
$3,701,682

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

On January 31, 2010, the Company issued 1,500 shares of common stock to its Chief Financial Officer for services rendered and will be rendered pursuant to an employment agreement. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $7,226 and prepaid expense of $424.

On February 10, 2010, the Company issued 28,000 shares of common stock to its Chief Executive Officer and 20,000 shares of common stock to two other key employees who are not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $276,480.

The Company has a consulting agreement with a company that provides the services of its vice president of financial reporting.  Pursuant to this agreement, the Company issued 2,000 shares of common stock on March 31, 2010 and June 30, 2010 for an aggregate of 4,000 shares of common stock.  The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $9,660 for the March 31, 2010 issuance and $8.940 for the June 30, 2010 issuance.

On May 4, 2010, the Company issued 43,750 shares of its common stock upon cashless exercise of 58,333 warrants.

On May 7, 2010, the Company issued 7,000 shares of common stock to its Chief Executive Officer and 5,000 shares of common stock to two other key employees who are not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $43,080.

During the six months ended June 30, 2010, the Company issued 955,000 shares of common stock upon the conversion of 2,865,000 shares of series A preferred stock.

In January and February 2010, the Company issued 173,333 shares of its common stock and 2,380,176 shares of its series A preferred stock to investors upon the exercise of warrants, for which the Company received cash proceeds of $1,600,000.  In connection with the issuance of the 2,380,176 shares of series A preferred stock, the investor entered into an agreement with the Company’s chief executive officer, who is the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock.  Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares.  The investor had executed similar agreements in connection with the purchase of series A preferred stock in September and October 2009.

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
JUNE 30, 2010

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
JUNE 30, 2010

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
JUNE 30, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(e)  March 2009 Issuance of Notes and Warrants and Other Warrant Matters

On March 23, 2009, the Company sold to two investors, for $250,000, its 18-month, 15% notes in the aggregate principal amount of $250,000 and five-year warrants purchasing 145,833 shares at an exercise price of $1.20 per share.  These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years.  The Company repaid the notes in full in February 2010 and fully amortized the balance of the debt discount in February 2010.  For the six months ended June 30, 2010 and 2009, amortization of debt discount to interest expense was $44,993 and $16,997, respectively.

Warrant activities for the six months ended June 30, 2010 are summarized as follows:

	Six Months Ended June 30, 2010
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	4,941,498	$1.49
Granted	-	-
Exercised	(1,025,058)	1.63
Forfeited	-	-
Balance at end of period	3,916,440	$1.45

Warrants exercisable at end of period	3,916,440	$1.45

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$1.698	1,985,681	2.38	$1.698	1,985,681	$1.698
$1.200	1,930,759	2.44	1.200	1,930,759	1.200
	3,916,440	2.41	$1.45	3,916,440	$1.45

(f) 2010 Long-Term Incentive Plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 2,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of June 30, 2010, the Company had issued a total of 65,500 shares of common stock, for which it expensed compensation in the amount of $345,386.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

NOTE 8 – LOANS PAYABLE

At June 30, 2010 and December 31, 2009, loans payable consisted of the following:

	June 30,	December 31,
	2010	2009
Loan payable to Industrial and Commercial Bank of China, due on September 24, 2010 with an annual interest rate at June 30, 2010 and December 31, 2009 of 5.84% and 5.84%, respectively, secured by assets of the Company.	$146,873	$146,259
Loan payable to Industrial and Commercial Bank of China, due on September 15, 2010 with an annual interest rate at June 30, 2010 and December 31, 2009 of 5.58% and 5.58%, respectively, secured by assets of the Company.	146,873	146,259
Loan payable to Industrial and Commercial Bank of China, due on September 22, 2010 with an annual interest rate at June 30, 2010 and December 31, 2009 of 5.58% and 5.58%, respectively, secured by assets of the Company.	146,873	146,259
Loan payable to Bank of Communications, due on June 8, 2010 with annual interest at December 31, 2009 of 5.84%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	-	438,775
Loan payable to Bank of Communications, due on June 14, 2010 with annual interest at December 31, 2009 of 5.84%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	-	292,517
Loan payable to Agricultural and Commercial Bank, due on March 31, 2011 with annual interest at June 30, 2010 and December 31, 2009 of 5.75% and 6.90%, respectively, secured by certain assets of the Company.	587,493	585,035

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 – LOANS PAYABLE (Continued)

Principal amount of loan payable to an investor, due on February 7, 2011 with annual interest at December 31, 2009 of 12% and repaid in January 2010.	-	80,000

Principal amount of loan payable to investors, due on September 23, 2010, with interest of 15% per annum (see (a) below) and repaid in January 2010.	-	250,000
Total loans payable	1,028,112	2,085,104
Less: debt discount (a)	-	(44,993)
Current portion of loans payable – net	$1,028,112	$2,040,111

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

NOTE 9 - SEGMENT INFORMATION

For the three and six months ended June 30, 2010 and 2009, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries and, in the three and six months ended June 30, 2009, electric power auxiliary apparatuses (including coking equipment) although no revenue was generated from and no expenses were incurred in connection with the electric power auxiliary equipment business, which was discontinued in the fourth quarter of 2009. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Dyeing and finishing equipment	$5,224,490	$3,797,008	$10,217,723	$7,326,449
Forged rolled rings and related components	13,752,784	9,787,022	25,600,233	14,118,448

	18,977,274	13,584,030	35,817,956	21,444,897
Depreciation:
Dyeing and finishing equipment	124,892	103,585	235,102	203,692
Forged rolled rings and related components	491,104	418,429	965,540	493,435

	615,996	522,014	1,200,642	697,127
Interest expense:
Forged rolled rings and related components	18,494	22,875	45,470	44,139
Other (a)	-	153,183	47,943	155,590

	18,494	176,058	93,413	199,729
Net income (loss):
Dyeing and finishing equipment	702,525	427,088	1,202,503	891,591
Forged rolled rings and related components	2,516,330	1,647,318	4,487,755	2,071,354
Other (a)	(195,198)	(293,871)	(720,064)	(536,352)

	3,023,657	1,780,535	4,970,194	2,426,593

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 - SEGMENT INFORMATION (Continued)

Identifiable long-lived tangible assets at June 30, 2010
and December 31, 2009 by segment:
Dyeing and finishing equipment	$6,071,991	$5,728,590
Forged rolled rings and related components	37,752,239	31,134,911

	$43,824,230	$36,863,501
Identifiable long-lived tangible assets at June 30, 2010
and December 31, 2009 by geographical location:
China	$43,824,230	$36,863,501
United States	-	-

	$43,824,230	$36,863,501

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

For the six months ended June 30, 2010, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2009	$72,407	$1,168,796	$11,777	$1,252,980
Additional to statutory reserves	-	-	-	-
Balance – June 30, 2010	$72,407	$1,168,796	$11,777	$1,252,980

NOTE 11 – CONCENTRATIONS

Customers

During the six months ended June 30, 2010, one customer of the forged rolled rings and related components segment accounted for 24% of the Company’s total sales. No other customer accounted for more than 10% of the Company’s total sales for the six months ended June 30, 2009.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11 – CONCENTRATIONS (Continued)

Suppliers

Three major suppliers provided approximately 61% of the Company’s purchases of raw materials for the six months ended June 30, 2010 primarily consisting of steel for the forged rolled rings and related components segment. No supplier provided more than 10% of the Company’s purchases of raw materials for the six months ended June 30, 2009.

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

As of June 30, 2010 and December 31, 2009, substantially all of the Company’s net assets are attributable to the PRC VIE’s and subsidiary. Accordingly, the Company’s restricted net assets were approximately $59,843,000 and $51,652,000, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On July 8, 2010, the Company issued 100,000 shares of its common stock upon the conversion of 300,000 shares of Series A Convertible Preferred Stock.

On July 9, 2010, the Company issued 100,118 shares of its common stock upon the exercise of stock warrants for which the Company received cash proceeds of $170,000.

On July 16, 2010, the Company issued 825,000 shares of its series A preferred stock to an investor upon the exercise of warrants, for which the Company received cash proceeds of $330,000.

On July 29, 2010, the Company issued 1,500 shares of common stock to its Chief Financial Officer for services rendered and will be rendered pursuant to an employment agreement. The shares were valued at fair value on the date of grant and the Company recorded a prepaid expense of $7,020, which will be amortized over the service period.

On July 29, 2010, the Company issued 7,000 restricted shares of common stock to its Chief Executive Officer and 5,000 shares of common stock to two other key employees who are not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $56,160.

On July 29, 2010, the Company entered into an amended director’s agreement with a director for the period from July 1, 2010 to June 30, 2011.  Pursuant to this agreement, the Company shall issue an aggregate of 10,000 shares of its common stock of which 2,500 were issued on July 29, 2010 and 2,500 shall be issued on a quarterly basis on each of October 1, 2010, January 1, 2011 and April 1, 2011.  The shares are valued at fair value on the date of grant and the Company recorded stock-based compensation of $11,700 for the July 29, 2010 issuance.

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

In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry.  We believe that electro-slag re-melted forged products will be important components in the next generation of larger wind turbines, which will require stronger steel alloy precision forged components than the smaller turbines.  Electro-slag re-melted technology is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We delivered the initial units from this production line in July2010.

In addition to the wind industry, we sell our forged rolled rings and other forged components in other industries, including heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, defense and radar manufacturing industries, which use our forged rolled rings railway as components in the manufacture of equipment.

The forged rolled rings segment has become a more significant percentage of our total revenues since we expanded our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry. Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock piece with varying thickness and height; the rings are created from the forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure into high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required. We believe that there is a market for our rolled rings in the wind power industry. Through this division, which was formerly known as the forged rolled ring and electric power equipment division, until the end of 2009, we designed, manufactured and sold both standard and custom auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. In the fourth quarter of 2009, we sold our remaining units of auxiliary electrical equipment and we no longer produce these products.

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

The following table sets forth information as to revenue of our dyeing and finishing equipment and forged rolled rings and related products in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Dyeing and finishing equipment	$5,225	27.5%	$3,797	28.0%	$10,218	28.6%	$7,326	34.2%
Forged rolled rings - wind power industry	9,181	48.4%	3,643	26.8%	16,134	45.0%	6,367	29.7%
Forged rolled rings - other industries	4,571	24.1%	6,144	45.2%	9,466	26.4%	7,752	36.1%

Total	$18,977	100%	$13,584	100%	$35,818	100%	$21,445	100%

In 2007, we purchased property from an affiliated company for a net price of approximately $10,950,000. The property consists of an approximately 100,000 square foot factory, land use rights, employee housing facilities and other leasehold improvements.  We are using this facility to manufacture forged rolled rings and related products for use in the wind power and other industries.  With our expanded facilities designed to accommodate the manufacture of rolled rings with larger diameters, we plan to develop products designed to meet the needs of the wind power industry. Wind power accounts for an insignificant percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

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

A major element of our cost of revenues is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 61% of our purchases of raw materials for the six months ended June 30, 2010 primarily consisting of steel for the forged rolled rings and related components segment. No supplier provided more than 10% of the Company’s purchases of raw materials for the six months ended June 30, 2009.

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements. As VIEs, the Huayang Companies sales are included in our total sales, their income from operations is consolidated with ours, and our net income includes all of the Huayang Companies’ net income, and their assets and liabilities are included in our consolidated balance sheet. The VIEs do not have any non-controlling interest and accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of the Huayang Companies financial statements with our financial statements.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the six months ended June 30, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred.  We incurred minimal research and development expenses in the six months ended June 30, 2010 and 2009.  Product development expenses are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties.

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

Recent accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on our consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have an important impact on our consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  We do not expect the provisions of ASU 2010-11 to have a material effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating subsidiaries. Our results of operations and cash flow are translated at average exchange rates during the year, and assets and liabilities are translated at the unified exchange rate as quoted by the Peoples’ Bank of China at the end of the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars and the functional currency of our parent company is U.S. dollars. The functional currency of our operating subsidiaries and affiliates is RMB.  To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, which may have a material adverse effect on the price of our stock.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Six Months Ended June 30,
	2010			2009
	Dollars	Percent		Dollars	Percent
Net revenues	$35,818	100.0%		$21,445	100.0%
Cost of revenues	26,424	73.8%		16,744	78.1%
Gross profit	9,394	26.2%		4,701	21.9%
Operating expenses	2,457	6.9%		1,171	5.5%
Income from operations	6,937	19.4%		3,530	16.5%
Other income (expenses)	(49)	(0.1	) %	(65)	(0.3)%
Income before provision for income taxes	6,888	19.2%		3,465	16.2%
Provision for income taxes	1,918	5.4%		1,038	4.8%
Net income	4,970	13.9%		2,427	11.3%
Other comprehensive income:
Foreign currency translation adjustment	216	0.6%		45	0.2%
Comprehensive income	$5,186	14.5%		$2,472	11.5%

	Three Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
Net revenues	$18,977	100.0%	$13,584	100.0%
Cost of revenues	14,000	73.8%	10,479	77.1%
Gross profit	4,977	26.2%	3,105	22.9%
Operating expenses	973	5.1%	593	4.4%
Income from operations	4,004	21.1%	2,512	18.5%
Other income (expenses)	27	0.1%	(30)	(0.2)%
Income before provision for income taxes	4,031	21.2%	2,482	18.3%
Provision for income taxes	1,008	5.3%	701	5.2%
Net income	3,023	15.9%	1,781	13.1%
Other comprehensive income:
Foreign currency translation adjustment	209	1.1%	3	0.0%
Comprehensive income	$3,232	17.0%	$1,784	13.1%

The following table sets forth information as to the gross margin for our two current lines of business for the three  and six months ended June 30, 2010 and 2009 (dollars in thousands).

		Forged			Forged
		rolled			rolled
	Dyeing and	rings and		Dyeing and	rings and
	finishing	related		finishing	related
	equipment	products	Total	equipment	products	Total
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Revenues	$5,225	$13,752	$18,977	$10,218	$25,600	$35,818
Cost of revenues	$4,144	$9,856	$14,000	$8,128	$18,296	$26,424
Gross profit	$1,081	$3,896	$4,977	$2,090	$7,304	$9,394
Gross margin %	20.7%	28.3%	26.2%	20.5%	28.5%	26.2%

		Forged			Forged
		rolled			rolled
	Dyeing and	rings and		Dyeing and	rings and
	finishing	related		finishing	related
	equipment	products	Total	equipment	products	Total
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Revenue	$3,797	$9,787	$13,584	$7,326	$14,119	$21,445
Cost of revenues	$2,959	$7,520	$10,479	$5,737	$11,007	$16,744
Gross profit	$838	$2,267	$3,105	$1,589	$3,112	$4,701
Gross margin %	22.1%	23.2%	22.9%	21.7%	22.0%	21.9%

Six Months Ended June 30, 2010 and 2009

Revenues. For the six months ended June 30, 2010, we had revenues of $35,818,000 as compared to revenues of $21,445,000 for the six months ended June 30, 2009, an increase of $14,373,000, or 67.0%. The increase in revenue was attributable to the increases in revenue from both our forged rolled rings and our dyeing and finishing equipment segments, and is summarized as follows (dollars in thousands):

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$10,218	$7,326	$2,892	39.5%
Forged rolled rings - wind power industry	16,134	6,367	9,767	153.4%
Forged rolled rings – other industries	9,466	7,752	1,714	22.1%
Total net revenues	$35,818	$21,445	$14,373	67.0%

The increase in revenues from the sale of dyeing and finishing equipment was primarily attributable to the effects of the policy of the PRC government to encouragement the development of the textile industry as the Chinese economy improved. In the 2009 period, due to the financial crisis, we experienced a decline in demand for our dyeing and finishing equipment. During the 2010 period, we have seen a steady increase in orders and we expect demand to remain steady.

Revenues from forging of rolled rings and related products totaled $25,600,000 for the six months ended June 30, 2010, with revenues from the wind power industry amounting to $16,134,000 and revenues from other forging operations amounting to $9,466,000.  Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 153.4% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. We also experienced a 22.1% increase in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries.  During 2010, we have been able to secure new customers though our marketing efforts.

Cost of revenues. Cost of revenues for the six months ended June 30, 2010 increased $9,680,000 or 57.8%, from $16,744,000 for the six months ended June 30, 2009 to $26,424,000 for the six months ended June 30, 2010. Cost of revenues for Dyeing was $8,128,000 for the six months ended June 30, 2010, as compared to $5,737,000 for the six months ended June 30, 2009. Cost of revenues related to the manufacture of forged rolled rings and related products was $18,296,000 for the six months ended June 30, 2010 as compared to $11,007,000 for the six months ended June 30, 2009.

Gross profit and gross margin. Our gross profit was $9,394,000 for the six months ended June 30, 2010 as compared to $4,701,000 for the six months ended June 30, 2009, representing gross margins of 26.2% and 21.9%, respectively. Gross profit for Dyeing was $2,090,000 for the six months ended June 30, 2010 as compared to $1,590,000 for the six months ended June 30, 2009, representing gross margins of approximately 20.5% and 21.7%, respectively. The decrease in our gross margin for Dyeing was attributable to a reduction of our sales price due to stronger competition in the textile industry in China.  Gross profit from forged rolled rings and related products segment was $7,304,000 for the six months ended June 30, 2010 as compared to $3,112,000 for the six months ended June 30, 2009, representing gross margins of approximately 28.5% and 22.0%, respectively. The increase in our gross margin was mainly attributed to operational efficiencies from the increase in our production in the first half of fiscal 2010 as compared to the comparable period of 2009. We believe that our gross margins will improve to the extent that we are able to utilize our factory capacity more efficiently.

Depreciation. Depreciation was $1,201,000 for the six months ended June 30, 2010 and $697,000 for the six months ended June 30, 2009, of which $1,040,000 for the six months ended June 30, 2010 and $536,000 for the six months ended June 30, 2009 is included in cost of revenues and $161,000 for the six months ended June 30, 2010 and $161,000 for the six months ended June 30, 2009 is included in operating expenses. The overall increase in depreciation is attributable to an increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products segment.  We expect depreciation to increase in future periods, as we install and place in service new equipment and facilities related to our new production line for electro-slag re-melted forged products.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2,296,000 for the six months ended June 30, 2010, as compared to $1,010,000 for the six months ended June 30, 2009, an increase of $1,286,000 or approximately 127.3%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Professional fees	$156	$209
Bad debt expense	223	144
Payroll and related benefits	707	215
Travel	163	68
Shipping	693	100
Other	354	274
	$2,296	$1,010

•
Professional fees decreased for the six months ended June 30, 2010 by $53,000, as compared to the six months ended June 30, 2009. The decrease is primarily attributed to a decrease in accounting expense of approximately $74,000 related to a change in the method of accruing for our auditing fees.  In the 2009 period, we expensed the 2008 auditing fees reflecting the period in which the services were performed. In order to reflect the audit and review fees in the period in which the services relate to, in December 2009, we accrued the entire 2009 auditing fee.  Accordingly, accounting fees for the six months ended June 30, 2010 only reflects the fee for our quarterly reviews.  The decrease in professional fees also reflected a decrease in investor relations expenses of approximately $33,000 offset by an increase in legal fees of approximately $14,000, an increase in stock transfer fees of approximately $14,000 and an increase in consulting expenses of approximately $26,000.

•
Bad debt expense increased for the six months ended June 30, 2010 by $79,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits increased for the six months ended June 30, 2010 by $492,000, as compared to the six months ended June 30, 2009. The increase was mainly attributable to an increase in stock-based and other compensation for our management of approximately $337,000 and an increase in compensation and related benefits of approximately $165,000 in our forged rolled rings and related products segment resulting from increased operations offset by a decrease in compensation and related benefits of approximately $10,000 in our dyeing and finishing segment.

•
Travel expense for the six months ended June 30, 2010 increased by $95,000, as compared to the six months ended June 30, 2009. The increase is primarily related to an increase in travel for investor road shows and conferences.

•
Shipping expense for the six months ended June 30, 2010 increased by $593,000, as compared to the six months ended June 30, 2009. For the six months ended June 30, 2009, we charged partial shipping fees to our customers while, for the six months ended June 30, 2010, we paid the related shipping fees for our customers. Therefore, our selling expense was substantially increased. For customers that we have absorbed shipping costs, we negotiated a higher selling price with these customers to offset the shipping costs, which also had a modest positive effect upon our gross margins.

•
Other selling, general and administrative expenses increased by $80,000 for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. The increase was primarily attributed to an increase in advertising expense of approximately $12,000 and an increase in entertainment expenses of approximately $13,000 and other miscellaneous expenses of approximately $55,000.

Income from operations. For the six months ended June 30, 2010, income from operations amounted to $6,937,000, as compared to $3,530,000 for the six months ended June 30, 2009, an increase of $3,407,000 or 96.5%.

Other income (expenses). For the six months ended June 30, 2010, other expenses amounted to $48,000 as compared to $65,000 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, other income (expenses) included:

•
interest expense of $93,000, consisting of non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $48,000 incurred on our outstanding loans;

•	foreign currency losses of $7,000;

•	grant income of $49,000 from local government. We used the grant for working capital purposes to increase production of forged products; and

•	interest income of $3,000.

For the six months ended June 30, 2009, other income (expenses) included:

•
interest expense of $200,000, consisting of non-cash interest expense of $17,000 from the amortization of debt discount arising from our March 2009 financing, $135 ,000 from the issuance of common stock as payment of the principal and interest on a note, of which $7,000 represented interest on the note and $128,000 represented the amount by which the value of the stock issued in payment of principal exceeded the principal amount of the note, and interest expense of $47,000 incurred on our outstanding loans.

•	grant income of $146,000 from the Economic and Trade Bureau of Huishan District, Wuxi City, which we used for working capital purposes to increase production of forged products;

•	amortization of debt issuance costs of $12,000; and

•	nominal foreign currency losses and interest income.

Income tax expense. Income tax expense totaled $1,918,000 for the six months ended June 30, 2010, as compared to $1,038,000 for the six months ended June 30, 2009, an increase of $880,000, or approximately 84.8%, which was primarily attributable to the increase in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income for the six months ended June 30, 2010 was $4,970,000, or $0.29 per share (basic) and $0.20 per share (diluted).  Net income for the six months ended June 30, 2009 was $2,427,000, or $0.16 per share (basic) and $0.12 per share (diluted).

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were minimal. As a result of unrealized foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $216,000 for the six months ended June 30, 2010 as compared to $45,000 for the six months ended June 30, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our unrealized foreign currency translation gains, we had comprehensive income for the six months ended June 30, 2010 of $5,186,000, compared with $2,471,000 for the six months ended June 30, 2009.

Three Months Ended June 30, 2010 and 2009

Revenues. For the three months ended June 30, 2010, we had revenues of $18,977,000, as compared to revenues of $13,584,000 for the three months ended June 30, 2009, an increase of approximately 39.7%. The increase in total revenue was attributable to the increases in revenue from forged rolled rings related to wind power industry and revenue from dyeing and finishing equipment, offset by the decrease in revenue from forged rolled rings related to other industries and is summarized as follows (dollars in thousands):

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
Dyeing and finishing equipment	$5,225	$3,797	$1,428	37.6%
Forged rolled rings - wind power industry	9,181	3,643	5,538	152.1%
Forged rolled rings – other industries	4,571	6,144	(1,573)	(25.6)%
Total net revenues	$18,977	$13,584	$5,393	39.7%

The increase in revenues from the sale of dyeing and finishing equipment was primarily attributable to the effects of the policy of the PRC government to encouragement the development of the textile industry as the Chinese economy improved as discussed above.

Revenues from forging of rolled rings totaled $13,752,000 for the three months ended June 30, 2010, with revenues from the wind power industry amounting to $9,181,000 and revenues from other forging operations amounting to $4,571,000.  Due to the deliberate shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 152.1% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. We also experienced a 25.6% decrease in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries. The decrease in forging revenues from other industries was mainly attributable to the timing of shipments to our customers during the quarterly periods. Overall, for the six months ended June 30, 2010, we had an increase in revenues in forging from other industries of 22.1%.

Cost of revenues. Cost of revenues for the three months ended June 30, 2010 increased $3,521,000 or 33.6%, from $10,479,000 for the three months ended June 30, 2009 to $14,000,000 for the three months ended June 30, 2010. Cost of goods sold for Dyeing was $4,144,000 for the three months ended June 30, 2010, as compared to $2,959,000 for the three months ended June 30, 2009. Cost of revenues related to the manufacture of forged rolled rings and related products was $9,856,000 for the three months ended June 30, 2010 as compared to $7,520,000 for the three months ended June 30, 2009.

Gross profit and gross margin. Our gross profit was $4,977,000 for the three months ended June 30, 2010 as compared to $3,105,000 for the three months ended June 30, 2009, representing gross margins of 26.2% and 22.9%, respectively. Gross profit for Dyeing was $1,081,000 for the three months ended June 30, 2010 as compared to $838,000 for the three months ended June 30, 2009, representing gross margins of approximately 20.7% and 22.1%, respectively. The decrease in our gross margin for Dyeing was attributable to a reduction of our sales price due to stronger competition in the textile industry in China.  Gross profit from forged rolled rings and related products segment was $3,896,000 for the three months ended June 30, 2010 as compared to $2,267,000 for the three months ended June 30, 2009, representing gross margins of approximately 28.3% and 23.2%, respectively. The increase in our gross margin was mainly attributed to operational efficiencies from the increase in our production in the second quarter of fiscal 2010 as compared to the corresponding period of fiscal 2009. We believe that our gross margins will improve to the extent that we are able to utilize our factory capacity more efficiently.

Depreciation. Depreciation was $616,000 and $522,000 for the three months ended June 30, 2010 and 2009, respectively, of which $538,000 for the three months ended June 30, 2010 and $439,000 for the three months ended June 30, 2009 is included in cost of revenues and $78,000 for the three months ended June 30, 2010 and $83,000 for the three months ended June 30, 2009 is included in operating expenses. The overall increase in depreciation is attributable to an increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $895,000 for the three months ended June 30, 2010, as compared to $509,000 for the three months ended June 30, 2009, an increase of $386,000 or approximately 75.7%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Professional fees	$80	$61
Bad debt expense (recovery)	(28)	142
Payroll and related benefits	280	113
Travel	73	30
Shipping	295	43
Other	195	120
	$895	$509

•	Professional fees increased for the three months ended June 30, 2010 by $19,000, as compared to the three months ended June 30, 2009.

•
Bad debt expense decreased for the three months ended June 30, 2010 by $170,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits increased for the three months ended June 30, 2010 by $167,000, as compared to the three months ended June 30, 2009. The increase was mainly attributable to an increase in stock-based compensation for our management of approximately $39,000 and an increase in compensation and related benefits of approximately $128,000 in our forged rolled rings and related products segment resulting from increased operations.

•
Travel expense for the three months ended June 30, 2010 increased by $43,000, as compared to the three months ended June 30, 2009. The increase is related to the increase in travel for investor road shows and conferences.

•
Shipping expense for the three months ended June 30, 2010 increased by $252,000, as compared to the three months ended June 30, 2009. For the three months ended June 30, 2009, we charged partial shipping fees to our customers while, for the three months ended June 30, 2010, we paid the related shipping fees for our customers. Therefore, our selling expense was substantially increased. For customers that we have absorbed shipping costs, we negotiated a higher selling price with these customers to offset the shipping costs, which had a modest positive effect on our gross margin.

•	Other selling, general and administrative expenses increased by $75,000, for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

Income from operations. For the three months ended June 30, 2010, income from operations amounted to $4,004,000, as compared to $2,512,000 for the three months ended June 30, 2009, an increase of $1,492,000 or 59.4%.

Other income (expenses). For the three months ended June 30, 2010, other income amounted to $27,000 as compared to other expenses of $30,000 for the three months ended June 30, 2009.  For the three months ended June 30, 2010, other income (expenses) included:

•	interest expense of $18,000, which was incurred on our outstanding loans;

•	foreign currency losses of $5,000;

•	grant income of $49,000 from local government and we used the grant for working capital purposes to increase production of forged products; and

•	nominal interest income of $1,000.

For the three months ended June 30, 2009, other income (expenses) included:

•
interest expense of $176,000, consisting of non-cash interest expense of $16,000 from the amortization of debt discount arising from our March 2009 financing, $131,700 from the issuance of common stock, as payment of the principal and interest on a note, of which $3,700 represented interest on the note and $128,000 represented the amount by which the value of the stock issued in payment of principal exceeded the principal amount of the note, and interest expense of $28,300 incurred on our outstanding loans.

•
grant income of $146,000 from the Economic and Trade Bureau of Huishan District, Wuxi City on June 18, 2009.  We used the grant for working capital purposes to increase production of forged products; and

•	nominal interest income.

Income tax expense. Income tax expense totaled $1,008,000 for the three months ended June 30, 2010, as compared to $701,000 for the three months ended June 30, 2009, an increase of $307,000, or approximately 43.7% which was primarily attributable to the increase in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income for the three months ended June 30, 2010 was $3,024,000, or $0.17 per share (basic) and $0.12 per share (diluted).  Net income for the three months ended June 30, 2009 was $1,781,000, or $0.12 per share (basic) and $0.08 per share (diluted).

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were minimal. As a result of unrealized foreign currency translations, which are a non-cash adjustment, we reported an unrealized foreign currency translation gain of $209,000 and $3,000 for the three months ended June 30, 2010 and 2009, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the three months ended June 30, 2010 of $3,232,000, compared with $1,784,000 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2010 and December 31, 2009, we had cash balances of $1,380,956 and $2,278,638, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
Country:
United States	$307	22.2%	$507	22.2%
China	1,074	77.8%	1,772	77.8%
Total cash and cash equivalents	$1,381	100.0%	$2,279	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2009 to June 30, 2010 (dollars in thousands):
			December 31, 2009 to June 30, 2010
Category	2010	2009	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,381	$2,279	$(898)	(39.4)%
Notes receivable	192	329	(137)	(41.6)%
Accounts receivable, net of allowance for doubtful accounts	6,651	6,046	605	10.0%
Inventories, net of reserve for obsolete inventory	3,468	2,232	1,236	55.4%
Advances to suppliers	379	451	(72)	(15.9)%
Prepaid value-added taxes on purchase	712	379	333	80.0%
Prepaid expenses and other current assets	67	214	(147)	(68.7)%
Current liabilities:
Loans payable	1,028	2,040	(1,012)	(49.6)%
Accounts payable	5,072	3,405	1,667	49.0%
Accrued expenses	354	557	(203)	(36.4)%
VAT and service taxes payable	81	25	56	220.5%
Advances from customers	322	143	179	124.6%
Income tax payable	1,053	1,019	34	3.4%
Working capital:
Total current assets	12,850	11,930	920	7.7%
Total current liabilities	7,910	7,189	721	10.0%
Working capital	4,940	4,741	199	4.2%

Our working capital increased $199,000 to $4,940,000 at June 30, 2010 from working capital of $4,741,000 at December 31, 2009. This increase in working capital is primarily attributable to an increase in accounts receivable, net of allowance for doubtful accounts, of $605,000, an increase in inventories, net of reserve for obsolete inventory, of $1,236,000 attributable to the purchase of steel forged rolled rings and other related products division and for our new production line to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry which we began manufacturing in July 2010, an increase in prepaid VAT taxes on purchases of $333,000, a decrease in loans payable of $1,012,000 due to the repayment of certain loans, a decrease in accrued expenses of $203,000 offset by a decrease in cash and cash equivalents of $898,000, a decrease in notes receivable of $137,000, a decrease in advances to suppliers of $72,000, a decrease in prepaid expenses and other current assets of $147,000, an increase in accounts payable of $1,667,000, an increase in VAT and service taxes payable of $56,000, an increase in advances from customers of $178,000 and an increase in income taxes payable of $34,000.

During the six months ended June 30, 2010, we used cash of approximately $8,000,000 for the construction of and equipment for our new electro-slag re-melted production line.  In early July 2010, the Company incurred minimal costs to complete the installation of the new production line and all construction in progress was transferred to its respective property and equipment account.

We plan to add an additional electro-slag re-melted production line. We are currently preparing a budget in connection with this plan which would require us to construct or purchase a new factory and to purchase equipment.  In the near term, in response to growing demand for our forged products for the wind industry, we plan to add an additional small-scale production line to complement our current forging facility and support strong order flow. The estimated cost of this small-scale production line is $1,200,000. We may not have sufficient working capital to fund this expansion as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional capital to complete this project. We may seek to raise additional capital through the sale of equity securities. At this time, we have no commitments or plans to obtain additional capital.

Net cash flow provided by operating activities was $6,539,000 for the six months ended June 30, 2010 as compared to net cash flow provided by operating activities of $2,024,000 for the six months ended June 30, 2009, an increase of $4,515,000. Net cash flow provided by operating activities for the six months ended June 30, 2010 was mainly due to net income of $4,970,000 and the add-back of non-cash items  such as depreciation of $1,201,000, the amortization of debt discount to interest expense of $45,000, the amortization of land use rights of $43,000,  the increase in allowance for doubtful accounts of $223,000, and stock-based compensation of $345,000, and changes in operating assets and liabilities such as a decrease in notes receivable of $138,000, a decrease in prepaid and other current assets of $147,000, a decrease in advances to suppliers of $73,000, an increase in accounts payable of $1,647,000, an increase in VAT and service taxes payable of $55,000, an increase in income taxes payable of $30,000 and an increase in advances from customers of $177,000, offset by an increase in accounts receivable of $800,000, an increase in inventories of $1,222,000, an increase in prepaid value-added taxes on purchases of $330,00 and a decrease in accrued expenses of $204,000. Net cash flow provided by operating activities for the six months ended June 30, 2009 was mainly due to net income of $2,427,000, the add-back of non-cash items of depreciation of $697,000, the amortization of debt discount of $17,000, the amortization of land use rights of $43,000, the increase in our allowance for bad debt of $143,000, the add-back  of interest expense of $128,000 resulting from the issuance of common stock in payment of principal and interest on a note, and the add-back of stock-based compensation of $120,000, the decrease in due from related party of $438,000, the increase in accounts payable of $404,000, the increase in accrued expenses of $82,000, the increase in income taxes payable of $131,000 and the increase in advances from customers of $426,000 offset by an increase in notes receivable of $132,000, an increase in accounts receivable of $1,891,000, an increase in inventories of $622,000, an increase in prepaid and other current assets and prepaid value-added taxes on purchases of $51,000, and an increase in advances to suppliers of $6,000 and a decrease in VAT and service taxes payable of $97,000.

Net cash flow used in investing activities was $7,980,000 for the six months ended June 30, 2010 as compared to net cash used in investing activities of $2,849,000 for the six months ended June 30, 2009. For the six months ended June 30, 2010, we purchased property and equipment of $7,980,000. For the six months ended June 30, 2009, we used cash to purchase of property and equipment of $2,849,000. During the six months ended June 30, 2010, we acquired property and equipment in connection with our expansion into a new production line, enabling us to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry.  We believe that electro-slag re-melted forged products will be important components in the next generation of larger wind turbines, which will require stronger steel alloy precision forged components than the smaller turbines.

Net cash flow provided by financing activities was $538,000 for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $1,217,000 for the six months ended June 30, 2009. For the six months ended June 30, 2010, we received $1,600,000 from the exercise of warrants offset by the repayment of loans payable of $1,062,000. For the six months ended June 30, 2009, we received proceeds from loans of $1,134,000 and proceeds from the exercise of warrants of $83,000.

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

The following tables summarize our contractual obligations as of June 30, 2010 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations :
Bank indebtedness (1)	$1,028	$1,028	$-	$-	$-

Total	$1,028	$1,028	$-	$-	$-

(1)	Bank indebtedness consists of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the six months ended June 30, 2010, we had unrealized foreign currency translation gain of $216,083, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including Jianhua Wu, our chief executive officer, and Teresa Zhang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Wu and Miss Zhang, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
Our chief financial officer Teresa Zhang and Adam Wasserman, our vice president of financial reporting have extensive experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive officer oversees and manages our financial reporting process and the required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of second quarter of 2010. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2010, we issued 43,750 shares of common stock upon cashless exercise of warrants.  The issuance of such shares was exempt from the registration requirement of the Securities Act by virtue of Section 3(a)(9) of such Act.

During the six months ended June 30, 2010, we issued 955,000 shares of common stock upon the conversion of 2,865,000 shares of series A preferred stock.  The issuance of such shares was exempt from the registration requirement of the Securities Act by virtue of Section 3(a)(9) of such Act.

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

CHINA WIND SYSTEMS, INC.

Date: August 16, 2010	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: August 16, 2010	By:	/s/ Ying (Teresa) Zhang
Teresa Zhang, Chief Financial Officer
and Principal Accounting Officer