Form 10-K/A
period 2009-12-31
China Wind Systems, Inc
filed 2010-11-10
CIK 819926

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

CHINA WIND SYSTEMS, INC.
FORM 10-K
TABLE OF CONTENTS

INTRODUCTORY NOTE

This annual report on Form 10-K/A is being filed as an amendment to our annual report on Form 10-K to amend Item 9A, Controls and Procedures, to reflect our conclusion that, at December 31, 2009, our disclosure controls and internal controls were not effective at December 31, 2009, and to add additional exhibits.  Currently dated Exhibits 31.1, 31.2 and 32.1 are included in this filing.

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

Consulting Services Agreement . Pursuant to the exclusive consulting services agreements between Green Power and each of the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipment and related products. Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing its services under the agreement, or derived from the provision of the services. The Huayang Companies pay a quarterly consulting service fee to Fulland that is equal to all of the Huayang Companies’ profits for such quarter. The agreements are in effect from October 12, 2007 until terminated with written notice by reason of breach, cessation of operations, insolvency, or other circumstances that materially and adversely affect performance or objectives of the agreement, or if terminated by Green Power with or without reason.

Operating Agreement . Pursuant to the operating agreement among Green Power, the Huayang Companies and all stockholders of the Huayang Companies, Green Power provides guidance and instruction on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies stockholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agree that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement . Under the equity pledge agreement between the Huayang Companies stockholders and Green Power, the Huayang Companies’ stockholders pledged all of their equity interests in the Huayang Companies to Green Power to guarantee the Huayang Companies’ performance of their obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies Stockholders breach their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Huayang Companies stockholders also agreed that upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies stockholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies’ stockholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interests. The equity pledge agreement will expire two years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

Option Agreement .     Under the option agreement between the Huayang Companies Stockholders and Green Power, the Huayang Companies Stockholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement . Pursuant to the proxy agreement between the Huayang Companies’ stockholders and Green Power, the Huayang Companies’ stockholders agreed to irrevocably grant a person to be designated by Green Power with the right to exercise the Huayang Companies’ stockholders’ voting rights and their other rights, including the attendance at and the voting of the Huayang Companies’ stockholders’ shares at stockholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the rights to sell or transfer all or any of his equity interests of the Huayang Companies, and appoint and vote for the directors and chairman as the authorized representative of the stockholders of the Huayang Companies. The proxy agreement may be terminated by joint consent of the parties or upon 30-day written notice from Green Power.

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

“The wind power industry is experiencing such tremendous growth that the industry is facing a serious shortage of various components. The component shortages mainly involve gearboxes and bearings.”– from Profiting from Clean Energy , Richard Asplund 2008. Wind farm builders want windmills faster than suppliers can currently make them, with the bottleneck being gearboxes and bearings. We are focused on supplying the components to solve this bottleneck. Our strategic expansion plans address the market opportunity to manufacture components to be used in gearboxes and yaw bearings as well as other parts of wind turbines. Current gearbox capacity in China is 1,600 units, representing 2,000 MW. With demand at 4,000MW, the gap of 2,000MW presents an opportunity for well-equipped and positioned suppliers to capitalize. We are seeking to address this need.

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

The Huayang Companies are considered VIEs, and we are the primary beneficiary. On October 12, 2007, we entered into agreements with the Huayang Companies pursuant to which we shall receive 100% of the Huayang Companies’ net income. In accordance with these agreements, the Huayang Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service the Huayang Companies.

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

We adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences , to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on our Consolidated Financial Statements.

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

Depreciation . Depreciation was $1,808,899 in 2009 and $648,952 in 2008, of which $1,481,927 for 2009 and $343,120 for 2008 is included in cost of sales and $326,972 for 2009 and $305,832 for 2008 is included in operating expenses. The overall increase in depreciation is attributable to an increase in our production equipment, primarily relating to our forged rolled rings. Additionally, beginning in the second quarter of 2009, our new facility was placed in service and we began to generate revenues and, accordingly, we began to depreciate the property and equipment associated with the new facility.

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

Other income (expenses) . For 2009, other expenses amounted to $186,000 as compared to $2,346,000 for 2008.  In 2009, other expenses included:

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

In 2008, other expenses included :

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

Income tax expense . Income tax expense totaled $2,918,773 for 2009, as compared to $2,234,948 for 2008, an increase of $683,825, or approximately 30.6% which was primarily attributable to the increase in taxable income generated by our operating entities.

Deemed preferred stock dividend .   In September and October 2009, we sold 3,500,000 shares of series A preferred stock for $3,500,000.  Each share of series A preferred stock is convertible into one-third of a share of common stock.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was less than the market price on the dates of these sales.  We recognized a deemed preferred stock dividend equal to the difference between the fair market value of the 3,500,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($3,500,000), which was $2,022,000.

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

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to December 31, 2009 (dollars in thousands):
	December 31,
Category	2009	2008	Change	Percent Change
Current assets:
Cash and cash equivalents	$2,279	$329	1,950	593.4%
Notes receivable	329	270	59	22.2%
Accounts receivable, net of allowance for doubtful accounts	6,046	4,518	1,528	33.8%
Inventories, net of reserve for obsolete inventory	2,232	1,892	340	18.0%
Advances to suppliers	451	118	333	282.5%
Due from related party	-	437	(437)	(100)%
Prepaid value-added taxes on purchase	379	-	379	100%
Prepaid expenses and other current assets	214	22	192	883.4%
Current liabilities:
Loans payable	2,040	1,021	1,019	99.8%
Accounts payable	3,405	2,485	920	37.0%
Accrued expenses	557	188	369	196.7%
VAT and service taxes payable	25	97	(72)	(74.0)%
Advances from customers	143	46	97	213.2%
Income tax payable	1,019	569	450	78.9%
Working capital:
Total current assets	11,930	7,586	4,344	57.3%
Total current liabilities	7,188	4,406	2,782	63.1%
Working capital	4,742	3,180	1,562	49.1%

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

Net cash flow provided by operating activities was $9,296,000 for 2009 as compared to net cash flow provided by in operating activities of $5,229,000 for 2008, an increase of $4,067,000. Net cash flow provided by operating activities for the year ended December 31, 2009 was mainly due to net income of $7,609,000 and the add-back of non-cash items  such as depreciation of $1,809,000, the amortization of debt discount to interest expense of $48,000, the amortization of land use rights of $86,000, the increase in inventories reserve of $81,000, non-cash interest expense related to debt conversion and issuance of common stock for interest of $135,272, and stock-based compensation of $188,000, and changes in operating assets and liabilities such as a decrease in due from related party of $439,000, an increase in accounts payable of $913,000, an increase in accrued expenses of $376,000, an increase in income taxes payable of $447,000, and an increase in advances from customers of $97,000 offset by an decrease in allowance for doubtful accounts of $119,000, an increase in accounts receivable of $1,397,000, an increase in inventories of $417,000, an increase in prepaid value-added taxes on purchases of $378,000, an increase in prepaid and other current assets of $160,000 and an increase in advances to suppliers of $332,000. Net cash flow provided by operating activities for 2008 was mainly due to net income of $3,482,000, and the add back of non-cash items such as depreciation of $649,000, amortization of debt discount to interest expense of $2,264,000, the increase in our allowance for bad debt of $203,000, amortization associated with land use rights of $85,000, and stock-based compensation of $113,000, and changes in operating assets and liabilities such as a decrease in inventories of $165,000, a decrease in prepaid and other current assets of $338,000, a decrease advances to suppliers of $870,000  and an increase in accounts payable of $490,000 offset by an increase in accounts receivable of $2,384,000, the payment of VAT and service taxes of $361,000, and the decrease in due from a  related party of $431,000.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Zhang concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness.  Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

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

In order to correct the foregoing deficiencies, we have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2010.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

            None.

PART III

Part III is incorporated by reference to our proxy statement for our 2010 annual meeting which was filed with the SEC on February 17, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Malex Inc., Malex’s Majority Stockholder, Fulland and the Fulland Shareholders dated November 13, 2007 (1)
3.1	Bylaws of the Company (1)
3.2	Restated Articles of Incorporation, as amended, of the Company as filed with the State of Delaware (9)
4.1	Amended Articles of Incorporation setting forth the designations of Series A Preferred Stock of the Company as filed with the Secretary of Delaware (6)
10.1	Amended and Restated Securities Purchase Agreement dated November 13, 2007- amended and restated January 31, 2008 (2)
10.2	Registration Rights Agreement dated November 13, 2007 (1)
10.3	Form of Warrant to Purchase Common Stock (2)
10.4	Consulting Services Agreement between Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Huayang Dye Machine Co., Ltd. (“Huayang Dye Machine”) dated October 12, 2007 (1)
10.5	Equity Pledge Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.6	Operating Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.7	Proxy Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.8	Option Agreement between Green Power, Huayang Dye Machine and the owners of Huayang Dye Machine dated October 12, 2007 (1)
10.9	Consulting Services Agreement between Green Power and Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.10	Equity Pledge Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.11	Operating Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.12	Proxy Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.13	Option Agreement between Green Power, Huayang Electrical Power Equipment and the owners of Huayang Electrical Power Equipment dated October 12, 2007 (1)
10.14	Agreement between the Company and Adam Wasserman, dated February 1, 2010 (9)
10.15	2010 Long-Term Incentive Plan (9)
10.16	Director’s agreement with Drew Bernstein (4)
10.17	Director’s agreement with Megan J. Penick (5)

10.18	Securities Purchase Agreement dated September 15, 2009 by and between China Wind Systems, Inc. and Barron Partners LP.(6)
10.19	Voting Agreement, dated September 15, 2009, by and between Jianhua Wu and Barron Partners LP. (6)
10.20	Form of Securities Purchase Agreement, dated October 22, 2009, by and between China Wind Systems, Inc. and Investor other than Barron Partners LP. (7)
10.21	Securities Purchase Agreement, dated October 22, 2009, by and between China Wind Systems, Inc. and Barron Partners LP. (7)
10.22	Voting Agreement, dated October 22, 2009, by and between Jianhua Wu and Barron Partners LP. (14)
10.23	Employment Agreement with Teresa Zhang, dated January 12, 2010 (8)
10.24	Amendment to Director Agreement with Drew Bernstein, dated July29, 2010*
10.25	Agreement, dated March 29, 2010, by and among China Wind Systems, Inc. and the holders of the Company’s Series A Convertible Preferred Stock*
10.26	Real Property Transfer Agreement, dated March 12, 2007, by and between Wuxi Huayang Boiler Company, Ltd. and Wuxi Huayang Electrical Power Equipment Co., Ltd. [English translation]*
10.27	Land Transfer Agreement, dated March 12, 2007, by and between Wuxi Huayang Boiler Company, Ltd. and Wuxi Huayang Dyeing Machinery Co., Ltd. [English translation]*
10.28	Amendment to Dye Machine Agreements, dated November 1, 2008, by and between Green Power, Wuxi Huayang Dyeing Machinery Co., Ltd and the owners of Wuxi Huayang Dyeing Machinery Co., Ltd.*
10.29
Amendment to Electrical Power Agreements, dated November 1, 2008, by and between Green Power, Wuxi Huayang Electrical Power Equipment Co., Ltd. , and the owners of Wuxi Huayang Electrical Power Equipment Co., Ltd.*

14.1	Code of ethics and business conduct for officers, directors and employees (3)
14.2	China Wind Systems, Inc. ethics hotline/whistleblower program (3)
21.0	List of subsidiaries (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the Form 8-K filed by the Company on November 13, 2007.
(2)	Incorporated by reference to the Form 8-K/A filed by the Company on February 1, 2008.
(3)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(4)	Incorporated by reference to the Form 8-K filed by the Company on April 30, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on August 18, 2009.
(6)	Incorporated by reference to the Form 8-K filed by the Company on September 15, 2009.
(7)	Incorporated by reference to the Form 8-K filed by the Company on October 26, 2009.
(8)	Incorporated by reference to the Form 8-K filed by the Company on January 13, 2010.
(9)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2010.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2010	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Jianhua Wu*	Chief Executive Officer	November 9, 2010
Jianhua Wu	and Director (Principal Executive Officer)

/s/ Teresa Zhang*	Chief Financial Officer	November 9, 2010
Teresa Zhang	(Principal Financial and Accounting Officer)

/s/ Xi Liu*	Director	November 9, 2010
Xi Liu

/s/ Drew Bernstein*	Director	November 9, 2010
Drew Bernstein

/s/ Megan Penick*	Director	November 9, 2010
Megan Penick

*By:	/s/ Jianhua Wu	Attorney-in-Fact	November 9, 2010
Jianhua Wu

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

/s/ Tianxiang Zhou	Director	November 9, 2010
Tianxiang Zhou

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

CONTENTS

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

Consulting Services Agreement . Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipments and related products (the “ Services ”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

Operating Agreement . Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies, Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agree to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that, without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement . Under the equity pledge agreement between the Huayang Companies’ shareholders and Green Power, the Huayang Companies’ shareholders pledged all of their equity interests in the Huayang Companies to Green Power to guarantee the Huayang Companies’ performance of their respective obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies’ shareholders breach their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Huayang Companies’ shareholders also agreed that, upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies’ shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies’ shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interest. The equity pledge agreement will expire two years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Option Agreement .     Under the option agreement between the Huayang Companies’ shareholders and Green Power, the Huayang Companies’ shareholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 825-10 “ Financial Instruments, ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

I mpairment of long-lived assets

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740, “ Income Taxes ”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, t he Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components, and electric equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the years ended December 31, 2009 and 2008, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Income per share of common stock

ASC 260 “ Earnings Per Share ,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

	Year s Ended December 31,
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

The Company adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences , to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued )

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

In October 2009, the FASB concurrently issued the following ASC Updates:

•            ASU No. 2009-14 - Software (T opic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2009 and 2008, accounts receivable consisted of the following:

	December 31, 2009	December 31, 2008
Accounts receivable	$6,804,518	$5,393,115
Less: allowance for doubtful accounts	(758,096)	(874,856)
	$6, 046,422	$4,518,259

NOTE 3 - INVENTORIES

At December 31, 2009 and 2008, inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$1,366,220	$1,054,182
Work in process	288,811	254,960
Finished goods	737,865	662,118
	2,392,896	1,971,260
Less: reserve for obsolete inventory	(160,632)	(79,170)
	$2,232,264	$1,892,090

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consist of the following:

	Useful Life	2009	2008
Office equipment and furniture	5 Years	$103,320	$99,561
Manufacturing equipment	5 – 10 Years	17,405,814	17,547,900
Vehicles	5 Years	79,570	79,372
Construction in progress	-	9,546,200	207,605
Building and building improvements	20 Years	15,153,046	11,610,769
		42,287,950	29,545,207
Less: accumulated depreciation		(5,424,449)	(3,605,611)

		$36,863,501	$25,939,596

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

On March 29, 2010, the holders of the outstanding shares of series A preferred shareholders and the sole holder of all of the Company’s common stock purchase warrants that included a provision that provided for an adjustment in the exercise price in the event of a sale of common stock at a price below the exercise price of the warrants agreed to eliminate and waive any rights they may have under the provisions of the Statement of Designations relating to the series A preferred stock that provide for a reduction in the conversion price of the series A preferred stock, in the event that the Company issues stock at a price which is less than the conversion price of the series A preferred stock; and the warrant holder agreed to delete from the warrants the provisions that provide for a reduction in the exercise price of the warrants in the event that the Company issues stock at a price which is less than the exercise price of the warrants. The Company agreed not to issue shares of Common Stock at a price, or options, warrants or convertible securities with an exercise or conversion price, that is less than the the conversion price of the then outstanding series A preferred stock or the exercise price of the then outstanding warrants, as the case may be.  . According, the Company did not record a derivative liability related to the warrants at December 31, 2009.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended December 31, 2009 and 2008:
	200 9	200 8
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(10.0)%	(13.7)%
Non-deductible interest expense	0.6%	13.4%
U.S. valuation allowance	3.1%	5.3%

Total provision for income taxes	27.7%	39.0%

Income tax expense for the years ended December 31, 2009 and 2008 was $2,918,773 and $2,234,948, respectively.

The Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$662,965	$335,726
Total gross deferred tax asset	662,965	335,726
Less: valuation allowance	(662,965)	(335,726)
Net deferred tax asset	$-	$-

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