Form 10-Q/A
period 2010-03-31
China Wind Systems, Inc
filed 2010-11-10
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
FORM 10-Q
March 31, 2010

TABLE OF CONTENTS

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q to amend Item 4, Controls and Procedures, to reflect our conclusion that, at March 31, 2010, our internal controls were not effective.  Currently dated Exhibits 31.1, 31.2 and 32.1 are included in this filing.
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

PART 1 - FINANCIAL INFORMATION

Item 1.            F inancial Statements.

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

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740, “ Income Taxes . ” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

Subsequent e vents

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2010, subsequent events were evaluated by the Company as of May 14, 2010, the date on which the unaudited consolidated financial statements were available to be issued.

Recent accounting p ronouncements

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

(b)	Agreement with respect to Ser ies A Preferred Stock and Common Stock Purchase Warrants

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

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Other income (expenses) . For the three months ended March 31, 2010, other expenses amounted to $76,000 as compared to $35,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, other expenses included:

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

Income tax expense . Income tax expense totaled $910,000 for the three months ended March 31, 2010, as compared to $337,000 for the three months ended March 31, 2009, an increase of $574,000, or approximately 170.4% which was primarily attributable to the increase in taxable income generated by our operating entities.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness. Therefore, our internal controls over financial reporting were not effective as of March 31, 2010.

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

CHINA WIND SYSTEMS, INC.

Date: November 10, 2010	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: November 10, 2010	By:	/s/ Teresa Zhang
Teresa Zhang, Chief Financial Officer