Form 10-Q
period 2010-09-30
China Wind Systems, Inc
filed 2010-11-15
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  18,557,071 shares of common stock are issued and outstanding as of November 12, 2010.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)
	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	45
Item 4	Controls and Procedures.	45
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46
Item 6.	Exhibits.	46

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

PART 1 - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,773,709	$2,278,638
Notes receivable	353,226	329,492
Accounts receivable, net of allowance for doubtful accounts	8,631,036	6,046,422
Inventories, net of reserve for obsolete inventory	4,230,887	2,232,264
Advances to suppliers	1,506,709	450,507
Prepaid VAT on purchases	1,978,549	378,543
Prepaid expenses and other	42,994	213,835

Total Current Assets	18,517,110	11,929,701

PROPERTY AND EQUIPMENT - net	44,820,520	36,863,501

OTHER ASSETS:
Land use rights, net	3,740,686	3,729,427

Total Assets	$67,078,316	$52,522,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,343,665	$2,040,111
Accounts payable	6,880,157	3,404,521
Accrued expenses	351,863	556,662
VAT and service taxes payable	89,221	25,284
Advances from customers	237,671	143,261
Income taxes payable	1,190,504	1,018,514

Total Current Liabilities	10,093,081	7,188,353

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (60,000,000 shares authorized, all of which were designated as as series A convertible preferred, 14,257,264 and 15,419,088 shares issued and outstanding; at September 30, 2010 and December 31, 2009, respectively)	14,257	15,419
Common stock ($0.001 par value; 150,000,000 shares authorized; 18,270,571 and 16,402,204 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	18,270	16,402
Additional paid-in capital	24,914,339	22,332,756
Retained earnings	26,366,830	18,595,037
Statutory reserve	1,424,971	1,252,980
Accumulated other comprehensive gain - foreign currency translation adjustment	4,246,568	3,121,682

Total Stockholders' Equity	56,985,235	45,334,276

Total Liabilities and Stockholders' Equity	$67,078,316	$52,522,629

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$21,262,054	$16,132,270	$57,080,010	$37,577,167

COST OF REVENUES	15,840,889	12,242,778	42,264,893	28,986,366

GROSS PROFIT	5,421,165	3,889,492	14,815,117	8,590,801

OPERATING EXPENSES:
Depreciation	78,478	83,053	239,493	243,976
Selling, general and administrative	1,206,058	386,702	3,502,239	1,397,058

Total Operating Expenses	1,284,536	469,755	3,741,732	1,641,034

INCOME FROM OPERATIONS	4,136,629	3,419,737	11,073,385	6,949,767

OTHER INCOME (EXPENSE):
Interest income	490	530	3,212	858
Interest expense	(23,923)	(54,251)	(117,336)	(253,980)
Foreign currency loss	(6,172)	(3,395)	(13,073)	(3,406)
Grant income	132	15	49,278	146,145
Debt issuance costs	-	(2,000)	-	(14,000)

Total Other Income (Expense)	(29,473)	(59,101)	(77,919)	(124,383)

INCOME BEFORE INCOME TAXES	4,107,156	3,360,636	10,995,466	6,825,384

INCOME TAXES	1,133,566	862,199	3,051,682	1,900,354

NET INCOME	2,973,590	2,498,437	7,943,784	4,925,030

DEEMED PREFERRED STOCK DIVIDEND	-	(462,000)	-	(462,000)

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$2,973,590	$2,036,437	$7,943,784	$4,463,030

NET INCOME	$2,973,590	$2,498,437	$7,943,784	$4,925,030

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	908,803	39,536	1,124,886	84,329

COMPREHENSIVE INCOME	$3,882,393	$2,537,973	$9,068,670	$5,009,359

NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.13	$0.45	$0.29
Diluted	$0.12	$0.09	$0.32	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,177,405	15,406,842	17,671,530	15,141,927
Diluted	25,312,979	23,506,936	24,904,210	21,969,692

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,943,784	$4,925,030
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,145,463	1,237,922
Amortization of debt discount to interest expense	44,993	32,495
Amortization of land use rights	65,042	64,794
Increase in allowance for doubtful accounts	550,006	132,073
Interest expense related to debt conversion	-	128,489
Stock-based compensation expense	478,390	157,778
Changes in assets and liabilities:
Notes receivable	(16,598)	182,322
Accounts receivable	(2,966,377)	(1,606,523)
Inventories	(1,918,385)	(1,114,510)
Prepaid value-added taxes on purchases	(1,564,513)	(312,090)
Prepaid and other current assets	174,823	(52,097)
Advances to suppliers	(1,028,678)	(152,139)
Due from related party	-	438,436
Accounts payable	3,345,974	162,519
Accrued expenses	(212,262)	266,205
VAT and service taxes payable	62,311	118,609
Income taxes payable	148,220	291,746
Advances from customers	89,848	19,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,342,041	4,920,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,212,125)	(6,485,956)

NET CASH USED IN INVESTING ACTIVITIES	(9,212,125)	(6,485,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,320,345	1,213,689
Repayment of loans payable	(2,090,460)	-
Proceeds from sale of preferred stock, net	-	1,098,000
Proceeds from exercise of warrants	2,100,000	83,112

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,329,885	2,394,801

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	35,270	720

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(504,929)	830,374

CASH AND CASH EQUILAVENTS - beginning of year	2,278,638	328,614

CASH AND CASH EQUIVALENTS - end of period	$1,773,709	$1,158,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$74,486	$83,782
Income taxes	$2,903,462	$1,623,260

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$-	$92,985
Deemed preferred stock dividend reflected in paid-in capital	$-	$462,000
Series A preferred converted to common shares	$2,911	$669
Reclassification of common stock to paid-in capital due to reverse split	$-	$30,926
Common stock issued for debt	$-	$152,963
Common stock issued for future service	$3,900	$46,667

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, the calculation of the value of any beneficial conversion feature related to preferred stock, and the value of warrants granted upon the conversion of debt to preferred stock.

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
SEPTEMBER 30, 2010

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2010 and December 31, 2009, the Company’s cash balances by geographic area were as follows:

	September 30, 2010		December 31, 2009
Country:
United States	$199,857	11.3%	$506,777	22.2%
China	1,573,852	88.7%	1,771,861	77.8%
Total cash and cash equivalents	$1,773,709	100.0%	$2,278,638	100.0%

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $353,226 and $329,492 at September 30, 2010 and December 31, 2009, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,333,560 and $758,096, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $163,968 and $160,632 at September 30, 2010 and December 31, 2009, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,506,709 and $450,507 as of September 30, 2010 and December 31, 2009, respectively.

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
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2010 and 2009.

Advances from customers

Advances from customers at September 30, 2010 and December 31, 2009 amounted to $237,671 and $143,261, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the nine months ended September 30, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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
SEPTEMBER 30, 2010

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

Shipping costs

Shipping costs are included in selling expenses and totaled $1,120,177 and $111,776 for the nine months ended September 30, 2010 and 2009, respectively.

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and was not material.

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2010 and 2009, research and development costs were not material.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2010 and 2009 was $35,270 and $720, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. Other than for the purchase of equipment, the Company does not enter any material transaction in foreign currencies.  Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2010 and December 31, 2009 were translated at 6.6981 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2010 and 2009 were 6.8164 RMB and 6.84251 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available to common shareholders for basic and diluted net income per common share	$2,973,590	$2,036,437	$7,943,784	$4,463,030

Weighted average common shares outstanding - basic	18,177,405	15,406,842	17,671,530	15,141,927
Effect of dilutive securities:
Series A convertible preferred stock	4,752,421	4,819,696	4,752,421	4,819,696
Warrants	2,383,153	3,280,398	2,480,259	2,008,069
Weighted average common shares outstanding - diluted	25,312,979	23,506,936	24,904,210	21,969,692
Net income per common share - basic	$0.16	$0.13	$0.45	$0.29
Net income per common share - diluted	$0.12	$0.09	$0.32	$0.20

The Company's aggregate common stock equivalents at September 30, 2010 and 2009 include the following:

	September 30, 2010	September 30, 2009
Warrants	3,541,322	5,438,835
Series A convertible preferred stock	4,752,421	4,819,696
Total	8,293,743	10,258,531

Deemed preferred stock dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.  In connection with the issuance of shares of preferred stock upon exercise of warrants as a result of board approval of the issuance of series A preferred stock instead of common stock, the Company does not record a deemed preferred stock dividend since the number of shares of series A preferred stock that the Company issues is convertible into the number of shares of common stock which would have been issued upon exercise.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2010, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements were available to be issued.

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

In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2010 and December 31, 2009, accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
Accounts receivable	$9,964,596	$6,804,518
Less: allowance for doubtful accounts	(1,333,560)	(758,096)
	$8,631,036	$6,046,422

NOTE 3 - INVENTORIES

At September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$2,715,741	$1,366,220
Work in process	1,211,377	288,811
Finished goods	467,737	737,865
	4,394,855	2,392,896
Less: reserve for obsolete inventory	(163,968)	(160,632)
	$4,230,887	$2,232,264

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, property and equipment consist of the following:

	Useful Life	September 30, 2010	December 31, 2009
Office equipment and furniture	5 Years	$125,879	$103,320
Manufacturing equipment	5 – 10 Years	35,028,308	17,405,814
Vehicles	5 Years	118,028	79,570
Construction in progress	-	421,947	9,546,200
Building and building improvements	20 Years	16,779,633	15,153,046
		52,473,795	42,287,950
Less: accumulated depreciation		(7,653,275)	(5,424,449)

		$44,820,520	$36,863,501

For the nine months ended September 30, 2010 and 2009, depreciation expense amounted to $2,145,463 and $1,237,922, of which $1,905,970 and $993,946 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the nine months ended September 30, 2010 and 2009, amortization of land use rights amounted to $65,042 and $64,794, respectively.

At September 30, 2010 and December 31, 2009, land use rights consist of the following:

	Useful Life	September 30, 2010	December 31, 2009
Land Use Rights	45 - 50 years	$4,031,113	$3,949,101
Less: Accumulated Amortization		(290,427)	(219,674)
		$3,740,686	$3,729,427

Amortization of land use rights attributable to future periods is as follows:

Periods ending September 30:
2011	$88,255
2012	88,255
2013	88,255
2014	88,255
2015	88,255
Thereafter	3,299,411
$3,740,686

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)	Common stock issued for services

During the nine months ended September 30, 2010, the Company issued 3,000 shares of common stock to its Chief Financial Officer for services rendered pursuant to an employment agreement. The shares, which were issued pursuant to the Company’s 2010 long–term incentive plan, were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $10,770 and prepaid expense of $3,900.

During the nine months ended September 30, 2010, the Company issued an aggregate of 49,000 shares of common stock to its Chief Executive Officer pursuant to its 2010 long-term incentive plan. The shares were valued at fair value of the common stock on the date of grant, and the Company recorded stock-based compensation of $249,970.

During the nine months ended September 30, 2010, the Company issued an aggregate of 35,000 shares of common stock to two key employees who are not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $178,550.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(a)	Common stock issued for services (continued)

The Company has a consulting agreement with a company that provides the services of its vice president of financial reporting.  Pursuant to this agreement, the Company issued 2,000 shares of common stock on each of March 31, 2010, June 30, 2010 and September 30, 2010 for an aggregate of 6,000 shares of common stock.  The shares were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $27,400 during the nine months ended September 30, 2010.

On July 29, 2010, the Company entered into an amended director’s agreement with a director for the period from July 1, 2010 to June 30, 2011.  Pursuant to this agreement, the Company is to issue an aggregate of 10,000 shares of its common stock of which 2,500 were issued on July 29, 2010 and 2,500 are issuable on a quarterly basis on each of October 1, 2010, January 1, 2011 and April 1, 2011.  The shares are valued at fair value on the date of grant, and the Company recorded stock-based compensation of $11,700 during the nine months ended September 30, 2010.

(b) Common stock issued for exercise of warrants and preferred share conversions

On May 4, 2010, the Company issued 43,750 shares of its common stock upon cashless exercise of warrants to purchase 58,333 shares of common stock.

On July 9, 2010, the Company issued 100,118 shares of its common stock upon the exercise of warrants for which the Company received cash proceeds of $170,000.

On July 16, 2010, the Company issued 825,000 shares of its series A preferred stock to an investor upon the exercise of warrants, for which the Company received cash proceeds of $330,000.

During the nine months ended September 30, 2010, the Company issued 1,455,666 shares of common stock upon the conversion of 4,367,000 shares of series A preferred stock.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(c)	Agreement with respect to Series A Preferred Stock and Common Stock Purchase Warrants

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

(d)	Series A Preferred Stock

The series A preferred stock has the following rights, preferences and limitations:

•	There are 60,000,000 authorized shares of series A preferred stock.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(d)	Series A Preferred Stock (continued)

•
The holders may not convert the series A preferred stock to the extent that such conversion would result in the holder and its affiliates beneficially owning more than 4.9% of the Company’s common stock.  This provision may not be waived or amended.

(e)	November 2007 Securities Purchase Agreement

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
SEPTEMBER 30, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(f)	March 2009 Issuance of Notes and Warrants and Other Warrant Matters

On March 23, 2009, Company sold to two investors, for $250,000, its 18-month, 15% notes in the aggregate principal amount of $250,000 and five-year warrants purchasing 145,833 shares at an exercise price of $1.20 per share.  These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years.  The Company repaid the notes in full in February 2010 and fully amortized the balance of the debt discount in February 2010.  For the nine months ended September 30, 2010 and 2009, amortization of debt discount to interest expense was $44,993 and $32,495, respectively.

Warrant activities for the nine months ended September 30, 2010 are summarized as follows:

	Nine Months Ended September 30, 2010
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	4,941,498	$1.49
Granted	-	-
Exercised	(1,400,176)	1.55
Forfeited	-	-
Balance at end of period	3,541,322	$1.47

Warrants exercisable at end of period	3,541,322	$1.47

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2010:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$1.698	1,885,563	2.12	$1.698	1,885,563	$1.698
$1.200	1,655,759	2.19	1.200	1,655,759	1.200
	3,541,322	2.16	$1.47	3,541,322	$1.47

(g)	2010 Long-Term Incentive Plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 2,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of September 30, 2010, the Company had issued a total of 95,500 shares of common stock, for which it expensed compensation in the amount of $478,390 and recorded prepaid expenses of $3,900.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

NOTE 8 – LOANS PAYABLE

At September 30, 2010 and December 31, 2009, loans payable consisted of the following:

	September 30,	December 31,
	2010	2009
Loan payable to Industrial and Commercial Bank of China, due on September 24, 2010 with annual interest at September 30, 2010 and December 31, 2009 of 5.84% and 5.84%, respectively, secured by assets of the Company and repaid in August 2010.	$-	$146,259

Loan payable to Industrial and Commercial Bank of China, due on September 15, 2010 with annual interest at September 30, 2010 and December 31, 2009 of 5.58% and 5.58%, respectively, secured by assets of the Company and repaid in August 2010.	-	146,259

Loan payable to Industrial and Commercial Bank of China, due on September 22, 2010 with annual interest at September 30, 2010 and December 31, 2009 of 5.58% and 5.58%, respectively, secured by assets of the Company and repaid in August 2010.	-	146,259

Loan payable to Bank of Communications, due on June 8, 2010 with annual interest at December 31, 2009 of 5.84%, respectively, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	-	438,775

Loan payable to Bank of Communications, due on June 14, 2010 with annual interest at December 31, 2009 of 5.84%, respectively, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	-	292,517

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 – LOANS PAYABLE (continued)

Loan payable to Bank of Communications, due on February 1, 2011 with annual interest at September 30, 2010 of 4.86%, respectively, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.	746,481	-

Loan payable to Agricultural and Commercial Bank, due on March 31, 2011 with annual interest at September 30, 2010 and December 31, 2009 of 5.75% and 6.90%, respectively, secured by certain assets of the Company.	597,184	585,035

Principal amount of loan payable to an investor, due on February 7, 2011 with annual interest at December 31, 2009 of 12% and repaid in January 2010.	-	80,000

Principal amount of loan payable to investors, due on September 23, 2010, with interest of 15% per annum (see (a) below) and repaid in January 2010.	-	250,000
Total loans payable	1,343,665	2,085,104
Less: debt discount (a)	-	(44,993)
Current portion of loans payable – net	$1,343,665	$2,040,111

(a)
In March 2009, the Company sold to two investors its 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 145,833 shares at an exercise price of $1.20 per share for a total of $250,000. The debt discount represents the unamortized value of the warrants issued in the transaction.  The notes were paid during the quarter ended March 31, 2010 (See Note 6(f)).

NOTE 9 - SEGMENT INFORMATION

For the three and nine months ended September 30, 2010 and 2009, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries and, in the three and nine months ended September 30, 2009, electric power auxiliary apparatuses (including coking equipment) although no revenue was generated from and no expenses were incurred in connection with the electric power auxiliary equipment business, which was discontinued in the fourth quarter of 2009. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and nine months ended September 30, 2010 and 2009 is as follows:

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9 - SEGMENT INFORMATION (continued)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Dyeing and finishing equipment	$5,559,091	$4,983,302	$15,776,814	$12,309,750
Forged rolled rings and related components	15,702,963	11,148,968	41,303,196	25,267,417

	21,262,054	16,132,270	57,080,010	37,577,167
Depreciation:
Dyeing and finishing equipment	136,649	104,335	371,751	308,027
Forged rolled rings and related components	808,172	436,460	1,773,712	929,895

	944,821	540,795	2,145,463	1,237,922
Interest expense:
Dyeing and finishing equipment	-	-	-	-
Forged rolled rings and related components	23,923	27,965	69,393	72,104
Other (a)	-	26,286	47,943	181,876

	23,923	54,251	117,336	253,980
Net income (loss):
Dyeing and finishing equipment	580,281	705,206	1,782,784	1,596,797
Forged rolled rings and related components	2,580,906	2,032,910	7,068,661	4,104,264
Other (a)	(187,597)	(239,679)	(907,661)	(776,031)

	2,973,590	2,498,437	7,943,784	4,925,030

Identifiable long-lived tangible assets at September 30, 2010 and December 31, 2009 by segment:
Dyeing and finishing equipment	$6,113,165	$5,728,590
Forged rolled rings and related components	38,707,355	31,134,911

	$44,820,520	$36,863,501
Identifiable long-lived tangible assets at September 30, 2010 and December 31, 2009 by geographical location:
China	$44,820,520	$36,863,501
United States	-	-

	$44,820,520	$36,863,501

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 – STATUTORY RESERVES (continued)

For the nine months ended September 30, 2010, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2009	$72,407	$1,168,796	$11,777	$1,252,980
Additional to statutory reserves	-	-	171,991	171,991
Balance – September 30, 2010	$72,407	$1,168,796	$183,768	$1,424,971

NOTE 11 – CONCENTRATIONS

Customers

During the nine months ended September 30, 2010, one customer of the forged rolled rings and related components segment accounted for 15% of the Company’s total sales. No customer accounted for more than 10% of the Company’s total sales for the nine months ended September 30, 2009.

Suppliers

Three major suppliers provided approximately 47% of the Company’s purchases of raw materials for the nine months ended September 30, 2010 primarily consisting of steel for the forged rolled rings and related components segment. No supplier provided more than 10% of the Company’s purchases of raw materials for the nine months ended September 30, 2009.

NOTE 12 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by our PRC VIEs only out of retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. The statutory reserve funds are not distributable as cash dividends.

Pursuant to PRC regulations, our PRC subsidiaries and VIEs require government approval in order to transfer assets, including cash, outside of the PRC, and certain transfers may be subject to a 10% tax.  As a result, the net assets of our PRC subsidiaries and VIEs are treated as restricted assets.  As of September 30, 2010 and December 31, 2009, the Company’s restricted net assets were approximately $65,516,000 and $51,652,000, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2010, the Company issued 2,500 shares of its common stock to its director for services pursuant to an amended director’s agreement described in Note 6. The shares were valued at fair value on the date of grant and the Company recorded prepaid expense of $10,850.

During October and November 2010, the Company issued 284,000 shares of its common stock upon the conversion of 852,000shares of Series A Convertible Preferred Stock.

During October 2010, the Company issued 1,375,002 shares of its series A preferred stock to an investor upon the exercise of warrants, for which the Company received cash proceeds of $550,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in two business segments – the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components for the wind power and other industries, and the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines.

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Forged rolled rings and related components - wind power industry	$12,425	58.4%	$6,877	42.9%	$28,559	50.0%	$13,243	35.2%

Forged rolled rings and related components- other industries	3,278	15.5%	4,272	26.6%	12,744	22.4%	12,024	32.0%

Dyeing and finishing equipment	5,559	26.1%	4,983	30.5%	15,777	27.6%	12,310	32.8%

Total	$21,262	100%	$16,132	100%	$57,080	100%	$37,577	100%

Forged Rolled Rings and Related Components Segment

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

In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted (“ESR”) forged products for the high performance components market for various industries.  We believe that ESR forged products will be important components in the next generation of larger wind turbines and other high performance components, which will require stronger steel alloy precision forged components than the smaller turbines.  ESR is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We delivered the initial units from this production line in July 2010 to one customer, which has been our only ESR customer through September 30, 2010.  We generated revenue of $3,167,000 from this sale during the three and nine months ended September 30, 2010.  This customer will use our ESR products in light industry, automobile, construction and railway industries.

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

Currently, wind power accounts for an insignificant percentage of the power generated in the PRC, According to the Global Wind Energy Council’s “Global Wind 2008 Report, Annual installed capacity by region 2003-2008” as published on the website, global installed wind energy capacity reached 120 GW and the global market topped 27 GW at year-end 2008. Further, investment in new power generation equipment topped $50 billion during 2008. China’s installed capacity doubled for the fourth consecutive year and surpassed 12 GW in 2008. While China ranked fourth in the world in installed capacity at the end of 2008, behind the United States (25 GW), Germany (24 GW), and Spain (17 GW), China ranked second globally for installed new capacity in 2008 with 6 GW, behind the United States with 8 GW. According to an  article titled “High Winds in China” at www.compositesworld.com/articles/high-wind-in-china, the Chinese government announced its new goal to increase China's projected installed wind capacity to 150 GW by 2020, representing a potential $200 billion market for wind power components and projects in China.   Our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

Our products are sold for use by manufacturers of industrial equipment.  The demand for products used in manufacturing in general including wind power industries, is uncertain.  Although we believe that over the long term, the Forged Rolled Rings and Related Components Segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term these factors may affect the requirements by our customers and potential customers for our products.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

In November 2010, we signed a conditional purchase contract for approximately $1.0 million to supply precision manufactured subassemblies for solar cell manufacturing equipment that indicates our expansion into the solar market.  The purchase contract is conditional upon the successful inspection and acceptance by the customer of sample units by the end of December 2010. Upon successful inspection and acceptance of the initial components, we agreed to supply initial production units for the balance of the contract during first and second quarters of 2011. Based on our customer's current estimates and anticipated order flow, if this initial order proves successful, its potential purchases from us on annual basis during 2011 could total between $12 million and $20 million.

Dyeing and Finishing Equipment Segment

Prior to 2009, the manufacturing of textile dyeing and finishing machines was our principal source of revenue. We have changed our focus to the manufacture of forged rolled rings, shafts, gear rims and yaw bearings in order to meet the growing demands of China’s wind energy industry.

In connection with our Dyeing and finishing equipment segment, despite the world economic slowdown, for the whole year of 2009, China’s gross output value of textile rose by 10.3% year in year to RMB 3.8 trillion, while the amount of clothes produced increased by 6.9% year on year to 23.75 billion units (source: China National Textile and Apparel Council, Ministry and Industry Information Technology). We believe weak overseas demand has been more than offset by strong demand within China. If the local demand for textile machinery deteriorates, we will discontinue the business and focus on the fast-growing wind components business.

Recently, we developed a new model of dyeing machine – High (Low) Temperature Airflow Dyeing Machine.  We believe that this new model of dyeing machine is highly efficient and cost effective and can provide the competitive edge to meet the most challenge of the market today.  As of September 30, 2010, we sold two units of the new dyeing machine model.

Raw Materials

A major element of our cost of revenues is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 47% of our purchases of raw materials for the nine months ended September 30, 2010 primarily consisting of steel for the forged rolled rings and related components segment. No supplier provided more than 10% of the Company’s purchases of raw materials for the nine months ended September 30, 2009.

Restricted Assets

Regulations in the PRC permit payments of dividends by our PRC VIEs only out of retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. The statutory reserve funds are not distributable as cash dividends.

Pursuant to PRC regulations, our PRC subsidiaries and VIEs require government approval in order to transfer assets, including cash, outside of the PRC, and certain transfers may be subject to a 10% tax.  As a result, the net assets of our PRC subsidiaries and VIEs are treated as restricted assets.  As of September 30, 2010 and December 31, 2009, the Company’s restricted net assets were approximately $65,516,000 and $51,652,000, respectively.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the nine months ended September 30, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred.  We incurred minimal research and development expenses in the nine months ended September 30, 2010 and 2009.  Product development expenses are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties.

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

Deemed preferred stock dividend

When we sell shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.  In connection with the issuance of shares of preferred stock upon exercise of warrants as a result of board approval of the issuance of series A preferred stock instead of common stock, the Company does not record a deemed preferred stock dividend since the Company issues the number of shares of series A preferred stock which are convertible into the number of shares of common stock that were issuable upon exercise.

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

In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on the Company’s financial statements.

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Nine Months Ended September 30,
	2010			2009
	Dollars	Percent		Dollars	Percent
Net revenues	$57,080	100.0%		$37,577	100.0%
Cost of revenues	42,265	74.0%		28,986	77.1%
Gross profit	14,815	26.0%		8,591	22.9%
Operating expenses	3,742	6.6%		1,641	4.4%
Income from operations	11,073	19.4%		6,950	18.5%
Other income (expenses)	(78)	(0.1	) %	(124)	(0.3)%
Income before provision for income taxes	10,995	19.3%		6,825	18.2%
Provision for income taxes	3,051	5.3%		1,900	5.1%
Net income	7,944	13.9%		4,925	13.1%
Deemed preferred stock dividend	-	-%		(462)	(1.3	) %
Net income allocable to common shareholders	7,944	13.9%		4,463	11.9%
Other comprehensive income:
Foreign currency translation adjustment	1,125	2.0%		84	0.2%
Comprehensive income	$9,069	15.9%		$5,009	13.3%

	Three Months Ended September 30,
	2010			2009
	Dollars	Percent		Dollars	Percent
Net revenues	$21,262	100.0%		$16,132	100.0%
Cost of revenues	15,841	74.5%		12,243	75.9%
Gross profit	5,421	25.5%		3,889	24.1%
Operating expenses	1,285	6.0%		470	2.9%
Income from operations	4,136	19.5%		3,420	21.2%
Other income (expenses)	(29)	(0.1	) %	(59)	(0.4)%
Income before provision for income taxes	4,107	19.3%		3,360	20.8%
Provision for income taxes	1,134	5.3%		862	5.3%
Net income	2,973	14.0%		2,498	15.5%
Deemed preferred stock dividend	-	0.0%		(462)	(2.9	) %
Net income allocable to common shareholders	2,973	14.0%		2,036	12.6%
Other comprehensive income:
Foreign currency translation adjustment	909	4.3%		40	0.2%

Comprehensive income	$3,882	18.3%		$2,538	15.7%

The following table sets forth information as to the gross margin for our two current lines of business for the three  and nine months ended September 30, 2010 and 2009 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
Revenues	$15,703	$5,559	$21,262	$41,303	$15,777	$57,080
Cost of revenues	$11,471	$4,370	$15,841	$29,767	$12,498	$42,265
Gross profit	$4,232	$1,189	$5,421	$11,536	$3,279	$14,815
Gross margin %	27.0%	21.4%	25.5%	27.9%	20.8%	26.0%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
Revenue	$11,149	$4,983	$16,132	$25,267	$12,310	$37,577
Cost of revenues	$8,345	$3,897	$12,242	$19,352	$9,634	$28,986
Gross profit	$2,804	$1,086	$3,890	$5,915	$2,676	$8,591
Gross margin %	25.1%	21.7%	24.1%	23.4%	21.7%	22.9%

Nine Months Ended September 30, 2010 and 2009

Revenues. For the nine months ended September 30, 2010, we had revenues of $57,080,000 as compared to revenues of $37,577,000 for the nine months ended September 30, 2009, an increase of $19,503,000, or 51.9%. The increase in revenue was attributable to the increases in revenue primarily from our forged rolled rings and related products segment and, to a lesser extent, from our dyeing and finishing equipment segment, and is summarized as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Increase	Percentage Change
Forged rolled rings and related products - wind power industry	$28,559	$13,243	$15,316	115.6%
Forged rolled rings – other industries	12,744	12,024	720	6.0%
Dyeing and finishing equipment	15,777	12,310	3,467	28.2%
Total net revenues	$57,080	$37,577	$19,503	51.9%

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

Revenues from forging of rolled rings and related products totaled $41,303,000 for the nine months ended September 30, 2010, with revenues from the wind power industry amounting to $28,559,000 and revenues from other forging operations amounting to $12,744,000.  Due to the shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 115.6% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. We also experienced a 6.0% increase in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries.  During 2010, we have been able to secure new customers though our marketing efforts. Additionally, as of September 30, 2010, we delivered 1079 tons of ESR products to this customer for revenue of approximately $3,167,000 which has been included in revenue from forged rolled rings and related components – other industries and we expect future sales from this customer to increase.  We believe that the  increase in forging revenues from the wind industry reflects both the Chinese government’s stated desire to increase the use of wind power as an energy source and our shift in focus of our sales effort to wind market,

Cost of revenues. Cost of revenues for the nine months ended September 30, 2010 increased $13,279,000 or 45.8%, from $28,986,000 for the nine months ended September 30, 2009 to $42,265,000 for the nine months ended September 30, 2010. Cost of revenues for Dyeing was $12,498,000 for the nine months ended September 30, 2010, as compared to $9,634,000 for the nine months ended September 30, 2009. Cost of revenues related to the manufacture of forged rolled rings and related products was $29,767,000 for the nine months ended September 30, 2010 as compared to $19,352,000 for the nine months ended September 30, 2009.

Gross profit and gross margin. Our gross profit was $14,815,000 for the nine months ended September 30, 2010 as compared to $8,591,000 for the nine months ended September 30, 2009, representing gross margins of 26.0% and 22.9%, respectively. Gross profit for Dyeing was $3,278,000 for the nine months ended September 30, 2010 as compared to $2,676,000 for the nine months ended September 30, 2009, representing gross margins of approximately 20.8% and 21.7%, respectively. The decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during the nine months ended September 30, 2010 as well as a reduction of our sales price due to stronger competition in the textile industry in China.  Gross profit from forged rolled rings and related products segment was $11,537,000 for the nine months ended September 30, 2010 as compared to $5,915,000 for the nine months ended September 30, 2009, representing gross margins of approximately 27.9% and 23.4%, respectively. The increase in our gross margin was mainly attributed to operational efficiencies from the increase in our production in the nine months ended September 30, 2010 as compared to the comparable period of 2009.  In addition, during the nine months ended September 30, 2010, we increased our prices to offset shipping costs which we paid and which were included in general and administrative expenses, which had the effect of increasing our gross margin slightly.  During the comparable period of 2009, we charged the customers separately for shipping charges and the payments were not included in our revenue. We experienced an increase of less than 5% in our cost of raw materials.  We did not increase our sales prices for this increase in the cost of raw materials.

Depreciation. Depreciation was $2,145,000 for the nine months ended September 30, 2010 and $1,238,000 for the nine months ended September 30, 2009, of which $1,906,000 for the nine months ended September 30, 2010 and $994,000 for the nine months ended September 30, 2009 is included in cost of revenues and $239,000 for the nine months ended September 30, 2010 and $244,000 for the nine months ended September 30, 2009 is included in operating expenses. The overall increase in depreciation is attributable to the increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products segment.  We expect depreciation to increase in future periods, as we install and place in service new equipment and facilities related to our new production line for electro-slag re-melted forged products.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $3,502,000 for the nine months ended September 30, 2010, as compared to $1,397,000 for the nine months ended September 30, 2009, an increase of $2,105,000 or approximately 150.7%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Professional fees	$198	$319
Bad debt expense	550	132
Payroll and related benefits	891	335
Travel	236	115
Shipping	1,120	112
Other	507	384
	$3,502	$1,397

•
Professional fees decreased for the nine months ended September 30, 2010 by $121,000, as compared to the nine months ended September 30, 2009. The decrease is primarily attributed to a decrease in accounting expense of approximately $72,000 related to a change in the method of accruing for our auditing fees. In the 2009 period, we expensed the 2008 auditing fees reflecting the period in which the services were performed. In order to reflect the audit and review fees in the period in which the services relate to, in December 2009, we accrued the entire 2009 auditing fee. Accordingly, accounting fees for the nine months ended September 30, 2010 only reflects the fee for our quarterly reviews. The decrease in professional fees also reflected a decrease in investor relations expenses of approximately $77,000 offset by an increase in legal fees of approximately $14,000 and an increase in stock transfer fees of approximately $13,000.

•
Bad debt expense increased for the nine months ended September 30, 2010 by $418,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits increased for the nine months ended September 30, 2010 by $556,000, as compared to the nine months ended September 30, 2009. The increase was mainly attributable to an increase in stock-based and other compensation for our management of approximately $358,000 and an increase in compensation and related benefits of approximately $214,000 in our forged rolled rings and related products segment resulting from increased operations offset by a decrease in compensation and related benefits of approximately $16,000 in our dyeing and finishing segment.

•
Travel expense for the nine months ended September 30, 2010 increased by $121,000, as compared to the nine months ended September 30, 2009. The increase is primarily related to an increase in travel for investor road shows and conferences.

•
Shipping expense for the nine months ended September 30, 2010 increased by $1,008,000, as compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2009, we charged partial shipping fees to our customers while, for the nine months ended September 30, 2010, we paid the related shipping fees for our customers. Therefore, our selling expense was substantially increased. For customers that we have absorbed shipping costs, we negotiated a higher selling price with these customers to offset the shipping costs, which also had a modest positive effect upon our gross margins.

•
Other selling, general and administrative expenses increased by $123,000 for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009. The increase was primarily attributed to an increase in advertising expense of approximately $20,000, an increase in insurance expenses of approximately $42,000 and an increase in other miscellaneous expenses of approximately $61,000.

Income from operations. For the nine months ended September 30, 2010, income from operations amounted to $11,073,000, as compared to $6,950,000 for the nine months ended September 30, 2009, an increase of $4,123,000 or 59.3%.

Other income (expenses). For the nine months ended September 30, 2010, other expenses amounted to $78,000 as compared to $124,000 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, other income (expenses) included:

•
interest expense of $117,000, consisting of non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $72,000 incurred on our outstanding loans;

•	foreign currency losses of $13,000;

•	grant income of $49,000 from local government. We used the grant for working capital purposes to increase production of forged products; and

•	interest income of $3,000.

For the nine months ended September 30, 2009, other income (expenses) included:

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

Income tax expense. Income tax expense totaled $3,051,000 for the nine months ended September 30, 2010, as compared to $1,900,000 for the nine months ended September 30, 2009, an increase of $1,151,000, or approximately 60.6%, which was primarily attributable to the increase in taxable income generated by our operating entities.

Net income.  As a result of the foregoing, our net income was $7,943,784 for the nine months ended September 30, 2010, as compared with $4,925,030 for the nine months ended September 30, 2009.

Deemed preferred stock dividend. For the nine months ended September 30, 2010, we did not have any deemed preferred stock dividend. In September 2009, we sold 1,100,000 shares of series A preferred stock for $1,100,000.  Each share of series A preferred stock is convertible into one-third of a share of common stock.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $3.00 per share, which was less than the market price on the date of the sale.  We recognized a deemed preferred stock dividend equal to the difference between the fair market value of the 1,100,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($1,100,000), which was $462,000.

Net income allocable to common shareholders. Our net income allocable to common shareholders for the nine months ended September 30, 2010 was $7,944,000, or $0.45 per share (basic) and $0.32 per share (diluted), which was the same as our net income. As a result of the deemed preferred stock dividend during the nine months ended September 30, 2009, our net income allocable to common shareholders was $4,463,030, or $0.29 per share (basic) and $0.20 per share (diluted).

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were minimal. As a result of unrealized foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,125,000 for the nine months ended September 30, 2010 as compared to $84,000 for the nine months ended September 30, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our unrealized foreign currency translation gains, we had comprehensive income for the nine months ended September 30, 2010 of $9,069,000, compared with $5,009,000 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2010 and 2009

Revenues. For the three months ended September 30, 2010, we had revenues of $21,262,000, as compared to revenues of $16,132,000 for the three months ended September 30, 2009, an increase of approximately 31.8%. The increase in total revenue was attributable to the increases in revenue from forged rolled rings related to wind power industry and revenue from dyeing and finishing equipment, offset by the decrease in revenue from forged rolled rings related to other industries and is summarized as follows (dollars in thousands):
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	Increase (Decrease)	Percentage Change
Forged rolled rings - wind power industry	$12,425	$6,876	$5,549	80.7%
Forged rolled rings – other industries	3,278	4,272	(994)	(23.3)%
Dyeing and finishing equipment	5,559	4,984	575	11.6%
Total net revenues	$21,262	$16,132	$5,130	31.8%

The increase in revenues from the sale of dyeing and finishing equipment was primarily attributable to the effects of the policy of the PRC government to encouragement the development of the textile industry as the Chinese economy improved as discussed above.

Revenues from forging of rolled rings and other components totaled $15,703,000 for the three months ended September 30, 2010, with revenues from the wind power industry amounting to $12,425,000 and revenues from other forging operations amounting to $3,278,000.  Due to the shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings and other related products to the wind power industry by 80.7% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We also experienced a 23.3% decrease in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries. The decrease in forging revenues from other industries was mainly attributable to the timing of shipments to our customers during the quarterly periods. Although during the three months ended September 30, 2010, we had a decrease in forging revenues from other industries, we experienced a 6.0% increase in forging revenues from other industries for the nine months ended September 30, 2010. We expect forging for other industries to increase.  We have recently added one new customer.  As of September 30, 2010, we delivered 1079 tons of ESR products to this customer for revenue of approximately $3,167,000 which has been included in revenue from forged rolled rings and related components – other industries ad new expect future sales from this customer to increase.
,
Cost of revenues. Cost of revenues for the three months ended September 30, 2010 increased $3,599,000 or 29.4%, from $12,242,000 for the three months ended September 30, 2009 to $15,841,000 for the three months ended September 30, 2010. Cost of goods sold for Dyeing was $4,370,000 for the three months ended September 30, 2010, as compared to $3,897,000 for the three months ended September 30, 2009. Cost of revenues related to the manufacture of forged rolled rings and related products was $11,471,000 for the three months ended September 30, 2010 as compared to $8,345,000 for the three months ended September 30, 2009.

Gross profit and gross margin. Our gross profit was $5,421,000 for the three months ended September 30, 2010 as compared to $3,889,000 for the three months ended September 30, 2009, representing gross margins of 25.5% and 24.1%, respectively. Gross profit for Dyeing was $1,189,000 for the three months ended September 30, 2010 as compared to $1,087,000 for the three months ended September 30, 2009, representing gross margins of approximately 21.4% and 21.7%, respectively. The slight decrease in our gross margin for Dyeing was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during the third quarter of fiscal 2010 as well as a reduction of our sales price due to stronger competition in the textile industry in China.  Gross profit from forged rolled rings and related products segment was $4,232,000 for the three months ended September 30, 2010 as compared to $2,804,000 for the three months ended September 30, 2009, representing gross margins of approximately 26.9% and 25.1%, respectively. The increase in our gross margin was mainly attributed to operational efficiencies from the increase in our production in the third quarter of fiscal 2010 as compared to the corresponding period of fiscal 2009. We believe that our gross margins will improve to the extent that we are able to utilize our factory capacity more efficiently.

Depreciation. Depreciation was $944,000 and $541,000 for the three months ended September 30, 2010 and 2009, respectively, of which $866,000 for the three months ended September 30, 2010 and $458,000 for the three months ended September 30, 2009 is included in cost of revenues and $78,000 for the three months ended September 30, 2010 and $83,000 for the three months ended September 30, 2009 is included in operating expenses. The overall increase in depreciation is attributable to an increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,206,000 for the three months ended September 30, 2010, as compared to $387,000 for the three months ended September 30, 2009, an increase of $819,000 or approximately 211.9%. Selling, general and administrative expenses consisted of the following (dollars in thousands):
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Professional fees	$42	$110
Bad debt expense (recovery)	327	(12)
Payroll and related benefits	184	120
Travel	73	47
Shipping	427	12
Other	153	109
	$1,206	$386

•
Professional fees decreased for the three months ended September 30, 2010 by $68,000, as compared to the three months ended September 30, 2009. The decrease was primarily attributable to a decrease in investor relations of approximately $46,000 and a decrease in other professional fees of approximately $22,000.

•
Bad debt expense increased for the three months ended September 30, 2010 by $339,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits increased for the three months ended September 30, 2010 by $64,000, as compared to the three months ended September 30, 2009. The increase was mainly attributable to an increase in compensation for our management of approximately $22,000 and an increase in compensation and related benefits of approximately $42,000 in our forged rolled rings and related products segment resulting from increased operations.

•
Travel expense for the three months ended September 30, 2010 increased by $26,000, as compared to the three months ended September 30, 2009. The increase is related to the increase in travel for investor road shows and conferences.

•
Shipping expense for the three months ended September 30, 2010 increased by $415,000, as compared to the three months ended September 30, 2009. For the three months ended September 30, 2009, we charged partial shipping fees to our customers while, for the three months ended September 30, 2010, we paid the related shipping fees for our customers. Therefore, our selling expense was substantially increased. For customers that we have absorbed shipping costs, we negotiated a higher selling price with these customers to offset the shipping costs, which had a modest positive effect on our gross margin.

•	Other selling, general and administrative expenses increased by $44,000, for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Income from operations. For the three months ended September 30, 2010, income from operations amounted to $4,137,000, as compared to $3,420,000 for the three months ended September 30, 2009, an increase of $717,000 or 21.0%.

Other income (expenses). For the three months ended September 30, 2010, other expenses amounted to $29,000 as compared to other expenses of $59,000 for the three months ended September 30, 2009.  For the three months ended September 30, 2010, other income (expenses) included:

•	interest expense of $24,000, which was incurred on our outstanding loans, and

•	foreign currency losses of $6,000;

For the three months ended September 30, 2009, other income (expenses) included:

•
interest expense of $54,000, consisting of non-cash interest expense of $15,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $39,000 incurred on our outstanding loans;

•	loss from foreign currency exchange rate of $3,000;

•	debt issuance costs of $2,000 and

•·	nominal interest income.

Income tax expense. Income tax expense totaled $1,133,000 for the three months ended September 30, 2010, as compared to $862,000 for the three months ended September 30, 2009, an increase of $271,000, or approximately 31.5% which was primarily attributable to the increase in taxable income generated by our operating entities.

Net income.  As a result of the foregoing, our net income was $2,973,590 for the three months ended September 30, 2010, as compared with $2,498,437 for the three months ended September 30, 2009.

Deemed preferred stock dividend.   For the three months ended September 30, 2010, we did not have any deemed preferred stock dividend. In September 2009, we sold 1,100,000 shares of series A preferred stock for $1,100,000.  Each share of series A preferred stock is convertible into one-third of a share of common stock.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $3.00 per share, which was less than the market price on the date of the sale.  We recognized a deemed preferred stock dividend equal to the difference between the fair market value of the 1,100,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($1,100,000), which was $462,000.

Net income allocable to common shareholders.  Our net income allocable to common shareholders for the three months ended September 30, 2010 was $2,974,000, or $0.16 per share (basic) and $0.12 per share (diluted), which was the same as our net income. As a result of the deemed preferred stock dividend during the three months ended September 30, 2009, our net income allocable to common shareholders was $2,036,000, or $0.13 per share (basic) and $0.09 per share (diluted).

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were minimal. As a result of unrealized foreign currency translations, which are a non-cash adjustment, we reported an unrealized foreign currency translation gain of $909,000 and $40,000 for the three months ended September 30, 2010 and 2009, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the three months ended September 30, 2010 of $3,882,000, compared with $2,538,000 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2010 and December 31, 2009, we had cash balances of $1,773,709 and $2,278,638, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
Country:
United States	$200	11.3%	$507	22.2%
China	1,574	88.7%	1,772	77.8%
Total cash and cash equivalents	$1,774	100.0%	$2,279	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2009 to September 30, 2010 (dollars in thousands):
			December 31, 2009 to September 30, 2010
Category	2010	2009	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,774	$2,279	$(505)	(22.2)%
Notes receivable	353	329	24	7.2%
Accounts receivable, net of allowance for doubtful accounts	8,631	6,046	2,585	42.7%
Inventories, net of reserve for obsolete inventory	4,231	2,232	1,999	89.5%
Advances to suppliers	1,507	451	1,056	234.4%
Prepaid value-added taxes on purchase	1,979	379	1,600	422.7%
Prepaid expenses and other current assets	43	214	(171)	(79.9)%
Current liabilities:
Loans payable	1,344	2,040	(696)	(34.1)%
Accounts payable	6,880	3,405	3,475	102.1%
Accrued expenses	352	557	(205)	(36.8)%
VAT and service taxes payable	89	25	64	252.9%
Advances from customers	238	143	95	65.9%
Income tax payable	1,191	1,019	172	16.9%
Working capital:
Total current assets	18,518	11,930	6,588	55.2%
Total current liabilities	10,094	7,189	2,905	40.4%
Working capital	$8,424	$4,741	$3,683	77.7%

Our working capital increased $3,683,000 to $8,424,000 at September 30, 2010 from working capital of $4,741,000 at December 31, 2009. This increase in working capital is primarily attributable to:

•	an increase in accounts receivable, net of allowance for doubtful accounts, of $2,585,000 related to increased revenues,
•
an increase in inventories, net of reserve for obsolete inventory, of $1,999,000 attributable to the purchase of steel forged rolled rings and other related products division and for our new production line to manufacture ESR forged products for the high performance components market of the wind power and other industries which we began manufacturing in July 2010.  Our ESR inventory represents work in process in connection with an order from one customer, which is currently our only ESR customer.

•	an increase in advances to suppliers of $1,056,000 to receive stable pricing of raw materials,
•
an increase in prepaid VAT taxes on purchases of $1,600,000, resulting from the payment of VAT taxes on the purchase of equipment which can be applied against future VAT taxes due. a decrease in loans payable of $696,000 due to the repayment of certain loans, offset by

•	a decrease in cash and cash equivalents of $505,000, and
•	an increase in accounts payable of $3,475,000.

During the nine months ended September 30, 2010, we used cash of approximately $9,200,000 for the construction of and equipment for our new electro-slag re-melted production line.  In July 2010, substantially all construction in progress costs was transferred to its respective property and equipment account.

We plan to add an additional electro-slag re-melted production line, if needed. We are currently preparing a budget in connection with this plan which would require us to construct or purchase a new factory and to purchase equipment.  We may not have sufficient working capital to fund this expansion as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional capital to complete this project. We may seek to raise additional capital through the sale of equity securities. At this time, we have no commitments or plans to obtain additional capital.

Net cash flow provided by operating activities was $7,342,000 for the nine months ended September 30, 2010 as compared to net cash flow provided by operating activities of $4,921,000 for the nine months ended September 30, 2009, an increase of $2,421,000.

Net cash flow provided by operating activities for the nine months ended September 30, 2010 was mainly due to:
•
net income of $7,944,000 adjusted for the add-back of non-cash items  such as depreciation of $2,145,000, the amortization of debt discount to interest expense of $45,000, the amortization of land use rights of $65,000,  the increase in allowance for doubtful accounts of $550,000, and stock-based compensation of $478,000,

•	changes in operating assets and liabilities such as
•	a decrease in prepaid and other current assets of $175,000,
•	an increase in accounts payable of $3,346,000,
•	an increase in VAT and service taxes payable of $62,000,
•	an increase in income taxes payable of $148,000 and
•	an increase in advances from customers of $90,000

•	offset by:
•	an increase in accounts receivable of $2,966,000,
•	an increase in inventories of $1,918,000,
•	an increase in prepaid value-added taxes on purchases of $1,565,000,
•	an increase in advances to suppliers of $1,029,000, and
•	a decrease in accrued expenses of $212,000.

Net cash flow provided by operating activities for the nine months ended September 30, 2009 was mainly due to:

•
net income of $4,925,000 adjusted for the add-back of non-cash items such as depreciation of $1,238,000, the amortization of debt discount of $32,000, the amortization of land use rights of $65,000, an increase in our allowance for bad debt of $132,000, interest expense of $128,000 resulting from the issuance of common stock for the payment of interest on a note, and stock-based compensation of $158,000,

•	changes in operating assets and liabilities such as
•	a decrease in notes receivable of $182,000,
•	a decrease in due from related party of $438,000,
•	an increase in accounts payable of $163,000,
•	an increase in accrued expense of $266,000,
•	an increase in VAT and service taxes payable of $119,000,
•	an increase in income taxes payable of $292,000, and
•	an increase in advances from customers of $20,000.
•	offset by:
•	an increase in accounts receivable of $1,607,000,
•	an increase in inventories of $1,115,000,
•	an increase in prepaid value-added taxes on purchase of $312,000,
•	an increase in prepaid and other current assets of $52,000, and
•	an increase in advances to suppliers of $152,000.

Net cash flow used in investing activities was $9,212,000 for the nine months ended September 30, 2010 as compared to net cash used in investing activities of $6,486,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we purchased property and equipment of $9,212,000. For the nine months ended September 30, 2009, we used cash to purchase of property and equipment of $6,486,000. During the nine months ended September 30, 2010, we acquired property and equipment in connection with our expansion into a new production line, enabling us to manufacture electro-slag re-melted forged products for the high performance components market of the wind power industry.  We believe that electro-slag re-melted forged products will be important components in the next generation of larger wind turbines, which will require stronger steel alloy precision forged components than the smaller turbines.

Net cash flow provided by financing activities was $1,330,000 for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $2,395,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we received proceeds from loans of $1,320,000 and proceeds of $2,100,000 from the exercise of warrants and made repayments for loans payable of $2,090,000. For the nine months ended September 30, 2009, we received proceeds from loans of $1,214,000, proceeds from the exercise of warrants of $83,000 and proceeds from sale of preferred stock of $1,098,000.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2010 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations :
Bank indebtedness (1)	$1,344	$1,344	$-	$-	$-

Total	$1,344	$1,344	$-	$-	$-

(1)	Bank indebtedness consists of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the nine months ended September 30, 2010, we had unrealized foreign currency translation gain of $1,124,886, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including Jianhua Wu, our chief executive officer, and Teresa Zhang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Wu and Miss Zhang, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at September 30, 2010.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
Our chief financial officer Teresa Zhang and Adam Wasserman, our vice president of financial reporting have experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive officer oversees and manages our financial reporting process and the required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of third quarter of 2010. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible and we have not been able to take steps to improve our internal controls over financial reporting during the third quarter of 2010.  We have, however, adopted a formal plan and we expect to take significant steps to implement this plan during the next few months.   However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

PART II - OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2010, we issued 100,118 shares of our common stock upon the exercise of warrants for which we received cash proceeds of $170,000.  On July 16, 2010, we issued 825,000 shares of series A preferred stock to an investor upon the exercise of warrants, for which we received cash proceeds of $330,000.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.  The certificates bear a restricted stock legend and our transfer agent has placed stock transfer restriction against the transfer of the shares except pursuant to an exemption to the registration requirements of such Act.

During the nine months ended September 30, 2010, the Company issued 1,455,666 shares of common stock upon the conversion of 4,367,000 shares of series A preferred stock.  The issuance of these shares was exempt from the registration requirement of the Securities Act by virtue of Section 3(a)(9) of such Act.

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

CHINA WIND SYSTEMS, INC.

Date: November 15, 2010	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: November 15, 2010	By:	/s/ Ying (Teresa) Zhang
Teresa Zhang, Chief Financial Officer
and Principal Accounting Officer