Form 10-K
period 2010-12-31
China Wind Systems, Inc
filed 2011-03-30
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____

Commission file number: 001-34591

CHINA WIND SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	90-0648920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Village, Huishan District, Wuxi City
Jiangsu Province, China 214181
(Address of principal executive offices)

(86) 51083397559
(Issuer’s telephone number)

Copies to:
Asher S. Levitsky
Ellenoff Grossman & Schole LLP
150 East 42nd Street, New York, NY 10017
Telephone: (212) 370-1300
Fax: (212) 370-7889
alevitsky@egsllp.com

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $55,958,254 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,796,142 shares of common stock are issued and outstanding as of March 25, 2011.

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

Our reporting currency is the United States dollar.  Our business is conducted by our subsidiaries in China, using RMB, the currency of China, and our consolidated financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I
ITEM 1.  BUSINESS

We are engaged in two business segments – the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings and other forged products for the wind power and other industries, and the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines.

Forged Rolled Rings and Related Components Segment

Through our forged rolled rings and other related components segment, we supply precision forged rolled rings and other forged components to the wind industry. We also sell our forged rolled rings and other forged components in other industries, including heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, defense and radar manufacturing industries, which use our forged rolled rings as components in the manufacture of equipment.

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

In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted (“ESR”) forged products for the high performance components market for various industries.  We believe that ESR forged products will be important components in the next generation of larger wind turbines, offshore wind turbines and other high performance components, which will require stronger steel alloy precision forged components than the smaller turbines.  ESR is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We delivered the initial units from this production line in July 2010 to one customer, which has been our only ESR customer through December 31, 2010.  We generated revenue of $7,569,000 from this sale during the year ended December 31, 2010.  This customer is using our ESR products primarily in the steel manufacturing equipment industry (such as rollers used in the cold-rolled steel sheets) as well as other industries.

The forged rolled rings segment has become a more significant percentage of our total revenues since we expanded our manufacturing facilities to enable us to manufacture forged rolled rings with a larger diameter in order to meet the perceived needs of the wind power industry. Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock piece with varying thickness and height; the rings are created from the forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure into high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required. We believe that there is a market for our rolled rings in the wind power industry. Through this division, prior to 2009 we designed, manufactured and sold both auxiliary equipment used to improve and promote efficient coal use at both coking and power plants. We generated no revenue from these products in 2009 and, in the fourth quarter of 2009, we sold our remaining units of auxiliary electrical equipment.  We no longer manufacture or sell these products.

Currently, wind power accounts for an insignificant percentage of the power generated in the PRC. According to the Global Wind Energy Council’s “Global Wind Energy Outlook 2010 Report” as published on the council’s website, global total installed wind energy capacity reached 158 gigawatts at the end of 2009 and the global annual market topped 38 gigawatts during 2009. Further, investment in new power generation equipment was more than $65 billion during 2009. China added 13.8 gigawatts of new wind power capacity in 2009, compared with 6.3 gigawatts in 2008, making China the world leader in terms of new installations in 2009.  In 2009, Chinese turbine manufacturers accounted for a quarter of the global market sales of turbines for the wind industry, confirming the growth and acceptance of the Chinese industry. This year also marks China’s sixth consecutive year of doubling its total installed capacity and surpassed 25.8 gigawatts in total capacity installed at the end of 2009.

According to an article titled “High Winds in China” at www.compositesworld.com/articles/high-wind-in-china, the Chinese government announced its new goal to increase China's projected installed wind capacity to 150 gigawatts by 2020, representing a potential $200 billion market for wind power components and projects in China.   Our ability to market to this segment is dependent upon both the growth of the acceptance of wind power as an energy source in the PRC and the acceptance of our products.

Our products are sold for use by manufacturers of industrial equipment.  The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors may affect the requirements of our customers and potential customers for our products which may have the effect of lessening the demand for products such as ours.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

In November 2010, we signed a conditional purchase contract for approximately $1.0 million to supply precision manufactured subassemblies for solar cell manufacturing equipment.  This agreement marks our entry into the solar market.  As of March 25, 2011, we had delivered the initial two units, and we are continuing to receive purchase orders from this client.

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

Recently, we developed a new model of dyeing machine – high (low) temperature airflow dyeing machine.  We believe that this new model of dyeing machine is highly efficient and cost effective and can provide the competitive edge to meet the most challenge of the market today.  As of December 31, 2010, we had sold ten units of the new dyeing machine model which accounted for revenues of approximately $379,000 in 2010.

Organization

We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. At the time of the reverse acquisition, described below, we were not engaged in any business activities and we were considered to be a blank-check shell company.

We are the sole stockholder of Fulland Limited, a Cayman Islands limited liability company organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises organized under the laws of the PRC.  We formed Fulland Wind Energy in August 2008.  We currently manufacture our forged products and ESR products, which are sold for use in the wind, steel and other industries through Fulland Wind Energy, and we plan to manufacture any products for the solar industry through Fulland Wind Energy. An increasing portion of our revenue and gross profit is being generated through this subsidiary.

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

Name of Entity	Relationship to Us	Nature of Business
China Wind Systems, Inc	N.A.	Holding company

Fulland Limited	100% owned by us	Holding company

Wuxi Fulland Wind Energy Equipment Co., Ltd.	100% owned by Fulland Limited	Manufacture of forged rolled rings, ESR products and related products at new plant

Green Power Environment Technology (Shanghai) Co., Ltd.	100% owned by Fulland Limited	Operates business of Wuxi Huayang Dyeing Machinery Co., Ltd. and Wuxi Huayang Electrical Power Equipment Co., Ltd. pursuant to contract

Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operates dyeing and finishing equipment segment

Wuxi Huayang Electrical Power Equipment Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operated electric power equipment segment; manufactures and sells forged rolled ring segment pursuant to existing contracts. The business of this entity is being phased out.

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

Reverse Acquisition

On November 13, 2007, we, then known as Malex, Inc., acquired Fulland in a transaction in which we issued 12,192,568 shares of common stock to the former stockholders of Fulland and purchased 2,668,830 shares of common stock from our then-principal stockholder and cancelled such shares. The exchange was treated as a recapitalization that gave effect to the share exchange agreement. Under generally accepted accounting principles, our acquisition of Fulland is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Fulland of us, with the issuance of stock by Fulland for the net monetary assets of Malex. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of Fulland, which is treated as the acquiring party for accounting purposes. Since Fulland and Green Power were not engaged in any business activities, our financial statements for periods prior to the closing of the reverse acquisition reflect only business of the Huayang Companies. The financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.

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

Our relationships with the Huayang Companies and their stockholders are governed by a series of contractual arrangements between Green Power, our wholly foreign owned enterprise in the PRC, and each of the Huayang Companies, which are our operating companies in the PRC. Under PRC laws, each of Green Power, Fulland Wind Energy, Huayang Dye Machine and Huayang Electrical Power Equipment is an independent legal person and none of them is exposed to liabilities incurred by the other parties. Other than pursuant to the contractual arrangements between Green Power and the Huayang Companies described below, generally, neither of the Huayang Companies transfers any other funds generated from its operations to any other member of the Huayang Group. On October 12, 2007, we entered into the following contractual arrangements with each of the Huayang Companies.

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and each of the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipment and related products. Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing its services under the agreement, or derived from the provision of the services. The Huayang Companies shall pay a quarterly consulting service fees to Green Power that is equal to all of the Huayang Companies’ profits for such quarter. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties.

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

The Forged Rolled Rings and Related Components Segment

According to the China Wind Energy Outlook 2010, a new report jointly released by Greenpeace, the Chinese Renewable Energy Industries Association (CREIA), and the Global Wind Energy Council (GWEC), China’s wind power can reach 230 gigawatts of installed capacity by 2020, which represents 13 times the current capacity of the Three Gorges Dam, and its annual electricity output of 464.9 terawatt hours could replace 200 coal fire power plants. One terawatt hour is 1,000,000,000,000 watt hours.

According to the Global Wind Energy Council, Environmental Leader, there is a dynamic wind power growth in China, such as:

•	The wind power industry in China has grown at a 131% compound annual growth rate over the past 5 years ended 2009, as measured by megawatts installed per year;

•	The wind power industry is expected to grow dramatically over the next 10 years;

•	In 2009, China added more megawatts of wind power than any other country;

•	There is a potential for China to invest $200 billion in wind turbine components and projects through 2020.

The following table represents the Global Wind Energy Council’s outlook and analysis of China’s future wind power potential.

	Conservative Scenario			Optimistic Scenario			Positive Scenario
Year	Installed Capacity GW	Annual newly installed capacity GW	Annual average growth rate	Installed Capacity GW	Annual newly installed capacity GW	Annual average growth rate	Installed Capacity GW	Annual newly installed capacity GW	Annual average growth rate
2008	12.2	6.2		12.2			12.2
2009	25.8	13.6	111.52%	25.8	13.6		25.8	13.6
2010	35	9.2	35.63%	37	11.2	43.38%	40	14.2	55.01%
2015	80	9	17.98%	112	15	24.80%	130	18	26.58%
2020	150	14	13.40%	202	18	12.52%	230	20	12.09%
2030	250	10	5.24%	302	10	4.10%	380	15	5.15%
2040	350	10	3.42%	402	10	2.90%	530	15	3.38%
2050	450	10	2.54%	502	10	2.25%	680	15	2.52%

Currently, China is focusing on wind power for the following reasons:

•	China has small oil reserves and depends mainly on high-polluting coal for power;

•	According to China National Energy Administration, China investment in coal-fired power projects declined by 11% while investment in wind power increased by 44% in 2009;

•	Wind power is the most scalable cost effective renewable energy and is cost competitive with coal;

•	The Chinese government is aggressively driving renewable energy both for energy-independence as well as environmental reasons;

•	On July 20th, 2010, the Chinese government announced RMB 5 trillion (approximately $758 billion) will be spent on renewable energy over the next 10 years.

•
At the end of 2009, the Chinese government made a political commitment to the international community at the Copenhagen Conference on climate change that nonfossil energy would satisfy 15% of the country’s energy demand by 2020. This will require an unprecedented boost to the scale and pace of future clean energy development, including a new orientation toward wind power development. Wind energy is encouraged by a range of laws and regulations, the most important being the Renewable Energy Law, originally introduced in 2005.

Renewable energy is clean and sustainable. Wind is one of the most competitive and promising renewable energies.  Wind energy brings great environmental benefits, but also minor negative side effects, such as noise, visual intrusion, effects on bird migration and electromagnetic radiation. Compared with conventional power generation, however, wind power has few environmental effects, and we believe that these effects can be reduced.   On the whole, its advantages outweigh its disadvantages.  However, wind power can only be generated in areas where there is a generally consistent wind and there continue to be difficulties is integrating wind power into an electric grid to serve a larger geographic range.

We are manufacturing rolled rings and other related components designed to be used for wind power generation as well as other uses.

We employ axial close-die forging technology in producing precision forgings. It is a new technology for producing rotary precision forgings. We made the forging machine, providing a strong advantage in machine maintenance and cost compared to other companies using foreign equipment.   Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock of varying thickness and height. The rings are called rolled rings because of the nature of the forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure to create high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required.

Rings can also be manufactured through machining or casting. We believe that the forging provides increased strength and flexibility for the finished product. A ring’s strength dictates its fatigue resistance, and is determined by the orientation of the grain flow of the ring’s metal material. Unlike the machining process, which creates a unidirectional grain flow, or the casting process, which creates no grain flow, the forging process causes alignment and orientation of the grain flow in a direction creating maximum strength, thereby assuring maximum fatigue resistance. This high strength property also reduces sectional thickness and overall weight of the right without compromising the overall integrity of the finished product.

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

Marketing and Distribution

We began in-house manufacturing of shafts and forged rolled rings for gear rims, flanges and other applications in our state-of-the-art forging facility focused on the wind industry in March 2009. The following is a description of our products:

•	Rolled rings with a diameter of up to 6.3 meters, for use in wind turbines that can generate up to 5 megawatts

•	Main shafts used in 1 to 3 megawatt wind turbine units, as well as generator shafts issued in wind turbine units of up to 5 megawatts;

•	Gear rims and other gorged rings for use in gearboxes and bearings and yaw bearings;

•	Flanges for towers.

We started our new ESR (electro-slag remelted) production line as of July 2010 and we are one of only 3 large scale ESR producers of wind components in China. We believe there is a significant opportunity for ESR forged products due to the following:

•	The next generation large-sized wind turbines will require super-strength steel alloys precision forged components which can be manufactured using ESR technology;

•	ESR technology is used to increase the durability and quality of steel and blend specific alloys required to meet super-strength requirements;

•
The lack of an adequate supply of precision forged products for large-sized wind turbines in China has created an industry bottleneck, thus creating a need for a product which we believe can be sold with higher profit margin potential.

Based at our facilities in Wuxi, we have a sales team for our forged rolled rings and shafts. Our marketing efforts include industrial conferences, trade fairs, sales training, and advertising. Our sales teams work closely with our product development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our rolled rings and flanges are currently sold to companies in various cities and provinces throughout China including Luoyang, Shenyang, Zhenjiang province, Jiangsu province, Qingdao, Jinan, Shanghai, Chongqing, Beijing and Zhengzhou.  In March 2011, we hired a US sales director to market our products to United States companies who manufacture both in the United States and in other countries, including China.

Competition

We believe that we are well positioned to capitalize on the opportunities provided by the demand for products by the wind power industry by supplying superior quality, high performance forged products produced by utilizing ESR technology. We believe that we offer:

•	High quality manufacturing facilities and production quality;

•	A prime location in Jiangsu province near major transportation routes which can provide shipping cost savings and a good response time;

•	Strong management, engineering and technical capabilities;

•	ISO9001 certification, which we received in July 2009 and which covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly.

We are not aware of any significant number of domestic competitors that are capable of producing large rolled rings (with diameters up to 6.3 meters and cross sections up to 700 mm). Our precision forging techniques combined with our advanced manufacturing facilities and equipment enable us to produce large rolled rings. We are currently aware that Wuxi Dachang Group is capable of producing rolled rings with diameters comparable to ours, but we believe that that company does not supply main shafts.  We believe that, because of the shortage of those components for wind turbines of the kind that we manufacture, there is sufficient business available for all present suppliers of these components.

The Dyeing and Finishing Segment

In recent years, China has been one of the world’s leading textile producers, and the textile industry has been a pillar in the Chinese national economy, experiencing steady growth over the last few decades.  The global economic downturn has had an adverse impact on almost every industry, and the textile industry is no exception.  Experts from the Chinese Ministry of Commerce attributed the slowdown in the growth of textile exports to appreciation of the Chinese currency, industry liquidity shortage and the surge in raw materials costs. Moreover, as major global markets for Chinese textile products, such as the U.S. and Europe, were hit hard by the global recession, many Chinese textile manufacturers that exported to these markets suffered cancellation of orders and reductions in orders from continuing customers.   We believe that the textile business has improved since the fourth quarter of 2009 due to the tax reimbursement for export incentive given by the PRC government, and we believe that the market for dyeing and finishing equipment is improving.

In our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dyeing and finishing machinery. We believe that we are one of the leading domestic Chinese manufacturers of textile dyeing machines, and our Huayang brand is nationally recognized. We currently have the capacity to manufacture and assemble approximately 550 textile-dyeing machines annually. Our state-of-the-art and automated production line enables us to manufacture our products efficiently, with lower labor and energy costs compared to traditional manufacturing methods. As part of our manufacturing process, we make corrosion-resistant stainless steel pumps and pressure vessels, which are not only critical components for our dyeing and finishing products but have other industrial applications as well.

We have received the “Advanced Enterprise for Progress in Science and Technology Award” from Wuxi City in 1999, and the “Star of Brilliance Medal” from the Wuxi City Bureau of Industrial and Commercial Administration in the same year. In 2002, we were recognized as an “Advanced Enterprise for Technical Reform Input” by Qianzhou, a municipality within Wuxi City.

Despite the world economic slowdown, for year 2009, China’s gross output value of textile rose by 10.3% year in year to RMB 3.8 trillion (approximately $576 billion), while the amount of clothes produced increased by 6.9% year on year to 23.75 billion units (source: China National Textile and Apparel Council, Ministry and Industry Information Technology). We believe weak overseas demand has been more than offset by strong demand within China. If the local demand for textile machinery declines, we will discontinue the business and focus solely on the forged rolled rings and ESR business.

Our dyeing and finishing products are generally compact in design compared with alternatives on the market and feature a high degree of both automation and mechanical-electrical integration. Our products are used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. In 2010, we introduced an advanced dyeing technology enabling a quick, economic and environment-friendly operation designed for optimal performance. The liquid pressure and quantity are adjusted to the respective type and quantity of fabric. The special layout of the pressure pump circuit is designed to provide constant and safe operations of the machine reducing resources wastage and enhancing performance.

Recently, we developed a new model of dyeing machine – high (low) temperature airflow dyeing machine.  We believe that this new model of dyeing machine is efficient and cost effective and can provide the competitive edge to meet the most challenge of the market today.  As of December 31, 2010, we had sold ten units of the new dyeing machine model which accounted for approximately $379,000 of revenues in 2010.

Marketing and Distribution

Presently, all of our revenue from the textile dyeing machine segment is derived from sales in China. We presently sell our products in Jiangsu and Zhejiang Provinces, both regions with significant textile production, as well as in many of the coastal regions of China such as Shandong and Guangdong provinces.

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s largest textile producers, including Haining City Shengda Dyeing & Finishing Co., Ltd. and Tongxiang City Hengfeng Bleaching & Dyeing Co., Ltd.

Growth Strategies

According to China’s National Development and Reform Commission, the main focus of the country’s textile industry has shifted from gaining competitive advantages based on labor costs toward the objectives of developing scientific and technological innovation as well as brand creation. Under the auspices of China’s Eleventh Five Year Plan, which was implemented in 2006, the next stage for the textile and dyeing industries in China is the development of textile products that use cleaner production technologies, according to the Bureau of Economic Operation under the National Development and Reform Commission.

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

Competition

Because of the importance of the Chinese textile industry in the world market, we face competition from both domestic and foreign suppliers. However, due to the high quality of our products, our competitors are primarily based in foreign countries, including Japan, Germany, Italy and France. Domestically, our chief competitor is Fong’s National Engineering (Shenzhen) Co., Ltd., a subsidiary of Fong’s Industries Company Ltd., a Hong-Kong based conglomerate.

We believe that we can effectively compete with these companies on the basis of the quality and performance of our products, our after-sales service, and cost. We provide one year of maintenance and repair services free of charge for all of our products and based on historical we experience, maintenance and repair service calls have been minimal. Moreover, we provide customers in the Jiangsu and Zhejiang Provinces, our top markets, with on-site support which is generally provided within 24 hours of receiving a request. However, many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and presently enjoy greater brand recognition.

China’s economic recovery is affecting our industry as a whole and the demand for our products, as well as those of our competitors, has increased.  However, economic downturns have recently impacted the market for products such as ours and we would suffer in the event of an economic downturn.

Source of Supply

Stainless steel is the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. The price of stainless steel in China, while unstable, generally does not affect our forging business significantly, because our supply contracts are usually structured so that we are able to pass along any significant change in steel price to customers. For the textile machinery business, the price of steel can have more significant impact, but historically, it has mostly been favorable to us. However, we cannot assure you that the present conditions of the stainless steel market will continue. Any significant rise in the price of or demand for stainless steel could have an adverse affect on our results of operations.  Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business, particularly on our dyeing and finishing segment.

Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We do not conduct any significant research and development, and we did not incur any research and development expense in 2010 or 2009.  In our forged rolled rings and related product segment, we plan to concentrate our product development efforts on developing enhancement of rolled rings and related products principally for the wind power industry.

Government Regulations

Environmental Regulations

Our manufacturing processes generate noise, waste water, gaseous and other industrial wastes, and we use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations. As a result, we are required to comply with all national and local regulations regarding protection of the environment. Our operations are subject to regulations promulgated by China’s Environmental Protection Administration, Jiangsu Province Environmental Protection Administration and the Wuxi City Environmental Administration. We are also subject to periodic monitoring by local environmental protection authorities in Wuxi. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our manufacturing processes. We believe that our manufacturing facilities and equipment are in substantial compliance with all applicable environmental regulations. Based on the requirement of present law, we do not expect that any additional measures that may be required to maintain compliance will materially affect our capital expenditures, competitive position, financial position or results of operations.

The Chinese government has expressed a concern about pollution and other environmental hazards. Although we believe that we comply with current national and local government regulations, if it is determined that we are in violation of these regulations, we can be subject to financial penalties as well as the loss of our business license, in which event we would be unable to continue in business. Further, if the national or local government adopts more stringent regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

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

ISO Certification

We received the International Organization for Standardization (ISO) certificate for our new facility in Wuxi City on July 15, 2009. The certificate accredits our quality management system as compliant with ISO9001:2008 and covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly. The certificate expires on June 24, 2012. We also received the certificate of Level A Pressure Vessel from the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic China on August 18, 2009 and covers the manufacturing of pressure vessel pipelines. This certificate expires on August 17, 2013.

Our Dyeing and finishing machine segment also has received the certificate to manufacture D1 and D2 levels of pressure vessels, which includes out current line of dyeing machines, from the Quality and Technical Supervision Bureau of Jiangsu Province.  We received the certificate on December 7, 2007, which expires on December 6, 2011

Circular 106 Compliance and Approval

On May 31, 2007, the State Administration of Foreign Exchange, or SAFE, issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, in early September 2007, the owners of 100% of the equity in the Huayang Companies, namely Jianhua Wu and Lihua Tang, submitted their application to SAFE. On September 19, 2007, SAFE approved their application, permitting them to establish an offshore company, Fulland, as a “special purpose vehicle” for any foreign ownership and capital raising activities by the Huayang Companies.  After SAFE’s approval, Mr. Wu and Ms. Tang became the majority owners of Fulland on October 11, 2007, which was then acquired by us as part of the reverse acquisition.

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

Employees

As of March 25, 2011, we had approximately 220 employees, all of whom were full-time employees, of the Huayang Companies and Wuxi Fulland. Of these, 122 are in the dyeing and finishing segment (seven quantity control staffs, eight engineers and technicians, eight marketing and salespeople, three in our purchasing department and 96 in manufacturing) and 98 employees are with our forged rolled rings and related products segment (28 executives and administrative, and 70 manufacturing employees).

All of these employees are members of a union, organized by the Union for Huishan District, Wuxi City, as mandated by the PRC Union Law. Neither we nor any of our affiliates have experienced a work strike.  We believe that our relations with our employees are good.

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

Wind power accounts for a small percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both an increased acceptance of wind power as an energy source in the PRC and the acceptance of our products. We are making the financial and manpower commitment in our belief that there will be an increased demand for wind power in China and elsewhere and that the companies that manufacture wind power generation equipment and other equipment that uses our products will purchase our products. We cannot assure you that we will be able to successfully develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations.

We will require additional funds to expand our operations.

In connection with our expansion project for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to satisfy our current and anticipated purchase commitments. If we are unable to obtain necessary capital to pay our purchase commitments and we cannot find alternative financing we may be unable to finance the growth of our existing business, which may impair our ability to operate profitably.  Because of our stock price and the worldwide economic downturn, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to manufacture our products and continue in business.

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

Because we sell capital equipment, our business is subject to our customers’ capital budget and we may suffer delays or cancellations of orders and the effects of the recent worldwide economic downturn.

Our customers purchase our equipment as part of their capital budget. As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise purchasing capital equipment. Our business is therefore dependent upon both the economic health of these industries and our ability to offer products that meet regulatory requirements, including environmental requirements, of these industries and are cost justifiable, based on potential cost savings in using our equipment in contrast to existing equipment or equipment offered by others.  As a result of the worldwide economic downturn, the market for capital equipment in the textile industry has significantly declined, and sales of our dying products declined significantly. In 2009, we discontinued our electric power equipment segment because of the lack of business, and, if we are not able to generate sufficient business in our dyeing segment, we may discontinue this segment of our operations as well and limit our business to forged rolled rings and related products. We cannot predict the extent that the market for capital equipment in the wind power and other industries will be affected.  However, any economic slowdown can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our forged rolled rings business will not be significantly impaired as a result of the worldwide economic downturn.

Our profitability may decline as a result of increasing pressure on margins.

The textile and apparel industries have historically been subject to substantial cyclical variations and are particularly affected by adverse trends in the general economy. These industries are presently subject to the effects of the worldwide economic downturn and trade policies of other countries which have severely impacted these industries in China.  The reduction in demand for textile products has resulted in a reduction in the demand for capital equipment used in these industries.  This reduction in demand affects both our sales and our gross margin, which could have a material adverse effect on our results of operations, liquidity and financial condition.

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

Inflationary pressures may affect our ability to maintain our margins.

In recent years, raw materials, including steel, which is our principal raw material, have been subject to significant price increases.  The Chinese government has expressed concern about inflation in certain segments of the economy.  We cannot predict the extent or effect of inflationary pressures with respect to steel and steel products.  To the extent that we have to raise our prices to maintain our margins, our sales may suffer.  If we are unable to raise prices, either because of competitive factors or customer resistance, our margins and net income may suffer.  We cannot assure you that our business will not be impaired by inflation.

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

Although certain technologies in the industries that we occupy are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands.  In particular, the next generation of wind turbines requires components that are stronger than the present generation.  Although we are seeking to address these requirements with our ESR forged products, our failure to introduce and develop a market for these and any other new or enhanced products on a timely and cost-competitive basis, as well as the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

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

A significant portion of our strategy relies upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, we are relying on our ability to reduce our production costs in order to remain competitive. If we are not able to implement cost reduction measures, especially in times of either an economic downturn or inflationary pressures, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support, and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position. Currently, our research and development is not significant.

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

As of March 25, 2011, our officers and directors and members of their families beneficially owned approximately 9,546,098 common shares out of 18,796,142 common shares, or 50.8% of our outstanding shares of stock that is entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our industries and in the industries to which we market, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

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

We rely on dividends paid by our subsidiaries for our cash needs

We conduct substantially all of our operations through our subsidiaries and variable interest entities. We rely on dividends from our subsidiaries for our cash needs, including the funds necessary to pay any dividends which we may declare and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We are also required to set aside at least 10% of our after-tax profit based on China’s accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

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

Under China’s existing foreign exchange regulations, our Chinese subsidiaries are able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, we cannot assure you that that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.  Foreign exchange transactions by our Chinese subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the SAFE. In particular, if a subsidiary borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of our subsidiaries to obtain foreign exchange through debt or equity financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main office and our manufacturing facilities are located in Wuxi, China, on approximately 215,000 square feet. We have been issued a land use right certificate for the land until June 7, 2015 by the municipal government of Wuxi City, which may be renewed. We currently have seven buildings on the property as follows: office building, warehouse, raw material processing hall, metal processing hall, assembling hall, laboratory and quality control, and guard house. We believe that our existing facilities are well maintained and in good operating condition.

In 2003, we acquired land use rights to a plot of land approximately 5.1 acres from the local government of the Town of Chenzhou in Wuxi City. This land, along with the land use rights acquired from a related party as discussed in the following paragraph, houses our new factory and employee housing facilities. The land use rights have a term of 50 years, expiring October 30, 2053.  The purchase agreement for the land use rights provided for a one-time payment of approximately $580,000, which has been paid and is included as land use rights on the accompanying balance sheets.

During 2008, we completed the purchase of land use rights for an approximately 100,000 square foot factory, employee housing facilities and other leasehold improvements from a related party, Wuxi Huayang Boiler Company, Ltd. (“Huayang Boiler”) for approximately $10.9 million. The land use rights expire on January 1, 2053. In March 2009, we received the title to the buildings.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Global Market under the symbol “CWS” since December 24, 2009. Our stock was previously traded on the OTC Bulletin Board under the symbol “CHWY” from October 13, 2009 until December 23, 2009, and prior to that date, it was traded under the symbol “CWSI.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2009 and 2010 and the first quarter of 2011, through March 25. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2009		2010		2011
	High	Low	High	Low	High	Low
First quarter*	$1.68	$0.63	$7.73	$4.83	$4.47	$3.05
Second quarter	3.24	1.08	5.43	3.59
Third quarter	4.50	2.40	4.90	4.08
Fourth quarter	6.35	3.90	5.12	2.89

* The first quarter of 2011 covers the period January 1 through March 25, 2011

On March 25, 2011, the last sale price of our common stock as reported by NASDAQ was $3.05 per share.

Shareholders

As of March 25, 2011, we had approximately 1,264 holders of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014, and its telephone number is (702) 818-5898.

Dividend Policy

We have not paid cash dividends on our common stock since we became public through a reverse acquisition. We intend to keep any future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.  The securities purchase agreement with the investors in the November 2007 private placement prohibits the payment of dividends on our common stock or the purchase of common stock while the series A preferred stock is outstanding. Our ability to pay dividends may be affected by currency control laws and regulations which affect the payment by our Chinese subsidieries to our United States parent company.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2010.
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	1.886,276
Equity compensation plan not approved by security holders	0	$0	-

The 2010 long-term incentive plan is the equity compensation plan that was approved by stockholders.

During 2010, we did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

The following private placements of the Company’s securities were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or, Rule 506 of Regulation D promulgated under the Securities Act. The Company did not use underwriters in any of the following private placements.

During 2010, we issued 273,451 shares of our common stock and 6,255,180 shares of our series A preferred stock to investors upon the exercise of warrants, for which we received cash proceeds of $3,320,000.  In connection with the issuance of the 2,380,176 shares of series A preferred stock, the investor entered into an agreement with the Company’s chief executive officer, who is the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock.  Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares.  The investor had executed similar agreements in connection with the purchase of series A preferred stock in September and October 2009.

On November 25, 2010, we sold 95,000 shares of common stock to an investor for $380,000.

During the year ended December 31, 2010, we issued 1,822,999 shares of common stock upon the conversion of 5,469,000 shares of series A preferred stock.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Years Ended December 31,
	2010		2009
	Dollars	%	Dollars	%
Forged rolled rings - wind power industry	$40,611	51.0%	$20,073	37.6%
Forged rolled rings – other industries	17,720	22.3%	15,654	29.3%
Electrical power equipment1	-	0%	517	1.0%
Dyeing and finishing equipment	21,218	26.7%	17,213	32.2%
Total	$79,549	100%	$53,457	100%

1           In 2009, we discontinued our electric power equipment business.

Forged Rolled Rings and Related Components Segment

Prior to 2009, the manufacturing of textile dyeing and finishing machines was our principal source of revenue. We have changed our focus to the manufacture of forged rolled rings, shafts, gear rims and yaw bearings in order to meet the growing demands of China’s wind energy and other industries that require precision-manufactured products.

Through our forged rolled rings and other related products division, we supply precision forged rolled rings and other forged components to the wind and other industries.  These components are used in wind turbines, which are used to generate wind power.  The government of the PRC has announced its desire to expand significantly its goal for installed wind energy capacity.  We began to manufacture shafts and forged rolled rings for gear rims, flanges and other applications in our new 108,000 square foot manufacturing facility which became operational in March 2009.

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

In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture ESR forged products for the high performance components market of the wind power industry.  We believe that ESR forged products will be important components in the next generation of larger wind turbines, which will require stronger steel alloy precision forged components than the smaller turbines.  ESR technology is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We delivered the initial units from this production line in July 2010.

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

In November 2010, we signed a conditional purchase contract for approximately $1.0 million to supply precision manufactured subassemblies for solar cell manufacturing equipment.  This agreement marks our entry into the solar market.  This equipment is being marketed and manufactured in our forged rolled rings segment.  As of March 25, 2011, we had delivered the initial two units, and we are continuing to receive purchase orders from this client.

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

Dyeing and Finishing Equipment Segment

In connection with our Dyeing and finishing equipment segment, despite the world economic slowdown, for the year 2009, China’s gross output value for textiles rose by 10.3% year on year to RMB 3.8 trillion (approximately $576 billion), while the amount of clothes produced increased by 6.9% year on year to 23.75 billion units (source: China National Textile and Apparel Council, Ministry and Industry Information Technology). We believe weak overseas demand has been more than offset by strong demand within China. If the local demand for textile machinery deteriorates or if we cannot generate acceptable margins, we will discontinue this business to focus on the sale of forged rolled rings and related products.

Raw Materials

A major element of our cost of revenues is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 47% of our purchases of raw materials for the year ended December 31, 2010 primarily consisting of steel for the forged rolled rings and related components segment. Two suppliers provided approximately 66% of the Company’s purchases of raw materials for the year ended December 31, 2009.

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements. As VIEs, the Huayang Companies sales are included in our total sales, their income from operations is consolidated with ours, and our net income includes all of the Huayang Companies’ net income, and their assets and liabilities are included in our consolidated balance sheets. The VIEs do not have any non-controlling interest and, accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of the Huayang Companies financial statements with our financial statements.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred.  We incurred minimal research and development expenses in the years ended December 31, 2010 and 2009.  Product development expenses, which primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties, are included in general and administrative expenses. .

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

Deemed Preferred Stock Dividend

When we sell shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.  In connection with the issuance of shares of preferred stock upon exercise of warrants as a result of board approval of the issuance of series A preferred stock instead of common stock, the Company does not record a deemed preferred stock dividend since the Company issues the number of shares of preferred stock that are convertible into the number of shares of common stock that would have been issued upon exercise.

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

Recent accounting pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating subsidiaries. Our results of operations and cash flow are translated at average exchange rates during the year, and assets and liabilities are translated at the unified exchange rate at the end of the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars and the functional currency of our parent company is U.S. dollars. The functional currency of our operating subsidiaries and affiliates is RMB.  To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years indicated as a percentage of net revenues (dollars in thousands):

	Years Ended December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Revenues	$79,549	100.0%	$53,457	100.0%
Cost of revenues	58,628	73.7%	40,536	75.8%
Gross profit	20,921	26.3%	12,921	24.2%
Operating expenses	5,410	6.7%	2,207	4.1%
Income from operations	15,509	19.6%	10,714	20.0%
Other income (expenses)	(109)	(0.2)%	(186)	(0.3)%
Income before provision for income taxes	15,400	19.4%	10,528	19.7%
Provision for income taxes	4,326	5.4%	2,919	5.5%
Net income	11,074	13.9%	7,609	14.2%
Deemed preferred stock dividend	-	-	(2,022)	(3.8)%
Net income allocable to common shareholders	11,074	13.9%	5,587	10.5%
Other comprehensive income:
Foreign currency translation adjustment	1,908	2.4%	87	0.2%
Comprehensive income	$12,982	16.3%	$7,696	14.4%

The following table sets forth information as to the gross margin for our two business segments for the years ended December 31, 2010 and 2009 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2010
Revenues	$58,331	$21,218	$79,549
Cost of revenues	$41,854	$16,774	$58,628
Gross profit	$16,477	$4,444	$20,921
Gross margin %	28.2%	20.9%	26.3%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2009
Revenues	$36,244	$17,213	$53,457
Cost of revenues	$27,000	$13,536	$40,536
Gross profit	$9,244	$3,677	$12,921
Gross margin %	25.5%	21.4%	24.2%

Revenues. For the year ended December 31, 2010, we had revenues of $79,549,000, as compared to revenues of $53,457,000 for the year ended December 31, 2009, an increase of approximately 48.8%. The increase in revenue was attributable to the increases in revenue from our forged rolled rings and related products segment and, to a lesser extent, from our dyeing and finishing equipment segment, and is summarized as follows (dollars in thousands):

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Increase (Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$40,611	$20,073	20,538	102.3%
Forged rolled rings and related products – other industries	17,720	15,654	2,066	13.2%
Dyeing and finishing equipment	21,218	17,213	4,005	23.3%
Electrical equipment	-	517	(517)	(100.0)%
Total net revenues	$79,549	$53,457	$26,092	48.8%

The increase in revenues from the sale of dyeing and finishing equipment was primarily attributable to the effects of the policy of the PRC government to encourage the development of the textile industry as the Chinese economy improved. In 2009, due to the financial crisis, we experienced a decline in demand for our dyeing and finishing equipment. During 2010, we have seen a steady increase in orders and we expect demand to remain steady.

Revenues from forging of rolled rings and related products totaled $58,331,000 for the year ended December 31, 2010, with revenues of $40,611,000 from the wind power industry and revenues of $17,720,000 from other forging operations.  Due to the shift in focus of our sales effort to the wind segment, we increased sales of forged rolled rings to the wind power industry by 102.3% from 2009 to 2010. We also experienced a 13.2% increase in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries.  We believe that the increase in forging revenues from the wind industry reflects both the Chinese government’s stated desire to increase the use of wind power as an energy source and the shift in focus of our sales effort to wind market.

Cost of revenues. Cost of revenues for the year ended December 31, 2010 increased $18,091,000, or 44.6%, from $40,537,000 for 2009 to $58,628,000 for 2010. Cost of revenues for the dyeing segment was $16,774,000 for 2010, as compared to $13,536,000 for 2009. Cost of revenues related to the manufacture of forged rolled rings and related products was $41,854,000 for 2010 as compared to $27,001,000 for 2009.

Gross profit and gross margin. Our gross profit was $20,920,000 for 2010 as compared to $12,921,000 for 2009, representing gross margins of 26.3% and 24.2%, respectively. Gross profit for the dyeing segment was $4,444,000 for 2010 as compared to $3,677,000 for 2009, representing gross margins of approximately 20.9% and 21.4%, respectively. The decrease in our gross margin for the dyeing segment was attributable to an increase in the cost of raw materials, such as steel and other metals, which could not be passed on to our customers during the fiscal year of 2010 as well as a reduction of our sales price due to stronger competition in the textile industry in China. Gross profit from forged rolled rings and related products segment was $16,477,000 for 2010 as compared to $9,244,000 for 2009, representing gross margins of approximately 28.2% and 25.5%, respectively. The increase in our gross margin was mainly attributed to operational efficiencies from the increase in our production in the fiscal year of 2010 as compared to the fiscal year of 2009.  In addition, during the fiscal year of 2010, we increased our prices to offset shipping costs which we paid and which were included in general and administrative expenses, which had the effect of increasing our gross margin slightly.  During the fiscal year of 2009, we charged the customers separately for shipping charges and the payments were not included in our revenue. We experienced an increase of less than 5% in our cost of raw materials.  We did not increase our sales prices for this increase in the cost of raw materials.

Depreciation. Depreciation was $3,193,000 in 2010 and $1,809,000 in 2009, of which $2,873,000 for 2010 and $1,482,000 for 2009 is included in cost of sales and $319,000 for 2010 and $327,000 for 2009 is included in operating expenses. The overall increase in depreciation is attributable to the increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products segment.  We expect depreciation to increase in future periods, as we install and place in service new equipment and facilities related to our new production line for electro-slag re-melted forged products.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $5,091,000 for 2010, as compared to $1,880,000 for 2009, a decrease of $3,211,000 or approximately 170.8%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Professional fees	$357	$471
Bad debt expense (recovery)	1,006	(119)
Payroll and related benefits	1,055	465
Travel	315	67
Shipping	1,537	366
Other	821	630
	$5,091	$1,880

•
Professional fees decreased for 2010 by $114,000, or 24.2%, as compared to 2009. The decrease is primarily attributed to a decrease in accounting expense of approximately $60,000 related to a change in the method of accruing for our auditing fees. In 2009, we expensed the 2008 auditing fees reflecting the period in which the services were performed. In order to reflect the audit and review fees in the period in which the services relate to, in December 2009, we accrued the entire 2009 audit fee. Accordingly, accounting fees for fiscal 2010 only reflects the fee for our quarterly reviews and year-end audit. The decrease in professional fees also reflected a decrease in investor relations expenses of approximately $92,000 offset by an increase in legal fees of approximately $8,000, an increase in stock transfer fees of approximately $12,000 and an increase in other items of approximately $18,000.

•
For 2010, we had a bad debt expense of approximately $1,006,000 as compared to a bad debt recovery of approximately $119,000 for fiscal 2009. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits increased for 2010 by $590,000, or 126.9%, as compared to 2009. The increase was mainly attributable to an increase in stock-based and other compensation for our management of approximately $361,000 and an increase in compensation and related benefits of approximately $238,000 in our forged rolled rings and related products segment resulting from increased operations offset by a decrease in compensation and related benefits of approximately $9,000 in our dyeing and finishing segment.

•	Travel expense for 2010 increased by $248,000, or 370.1%, as compared to 2009. The increase is primarily related to an increase in travel for investor road shows and conferences.

•
Shipping expense for 2010 increased by $1,171,000, or 319.9%, as compared to 2009. For 2009, we charged partial shipping fees to our customers while, for 2010, we paid the related shipping fees for our customers. Therefore, our selling expense was substantially increased. For those customers for which we did not separately bill for shipping costs, we negotiated a higher selling price to offset our additional shipping costs, which also had a modest positive effect upon our gross margins.

•
Other selling, general and administrative expenses for 2010 increased by $191,000, or 30.3%, as compared with 2009. The increase was primarily attributed to an increase in advertising expense of approximately $24,000, an increase in entertainment expenses of approximately $30,000, an increase in insurance expenses of approximately $53,000, a penalty of $80,000 related to the late filing of certain United States informational tax returns, and an increase in other miscellaneous expenses of approximately $4,000.

Income from operations. For 2010, income from operations amounted to $15,510,000, as compared to $10,714,000 for 2009, an increase of $4,796,000 or 44.8%.

Other income (expenses). For 2010, other expenses amounted to $109,000 as compared to $186,000 for 2009.  In 2010, other income (expense) included:

•
interest expense of $147,000, consisting of non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $102,000 incurred on our outstanding loans;

•	foreign currency losses of $15,000;

•	grant income of $50,000 from local government. We used the grant for working capital purposes to increase production of forged products;

•	interest income of $4,000.

In 2009, other income (expense) included:

•
interest expense of $311,000, consisting of non-cash interest expense of $47,992 from the amortization of debt discount arising from our March 2009 financing, $135,562 from the issuance of common stock in lieu of cash payment of an outstanding note and related accrued interest, and interest expense of $127,573 incurred on our outstanding loans;

•	foreign currency losses of $9,000;

•	grant income of $146,000 from the Economic and Trade Bureau of Huishan District, Wuxi City, which we used for working capital purposes to increase production of forged products;

•	amortization of debt issuance costs of $14,000; and

•	interest income of $3,000.

Income tax expense. Income tax expense totaled $4,326,000 for 2010, as compared to $2,919,000 for 2009, an increase of $1,407,000, or approximately 48.2% which was primarily attributable to the increase in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $11,074,000 for the year ended December 31, 2010, as compared with $7,609,000 for the year ended December 31, 2009.

Deemed preferred stock dividend.   For the year ended December 31, 2010, we did not have any deemed preferred stock dividend. In September and October 2009, we sold 3,500,000 shares of series A preferred stock for $3,500,000.  Each share of series A preferred stock is convertible into one-third of a share of common stock.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was less than the market price on the dates of these sales.  We recognized a deemed preferred stock dividend equal to the difference between the fair market value of the 3,500,000 shares of series A preferred stock, determined on an “as if converted” basis and the consideration we received for the series A preferred stock ($3,500,000), which was $2,022,000.

Net income allocable to common shareholders. Our net income allocable to common shareholders for the year ended December 31, 2010 was $11,074,000, or $0.62 per share (basic) and $0.44 per share (diluted), which was the same as our net income. As a result of the deemed preferred stock dividend during the year ended December 31, 2009, our net income allocable to common shareholders was $5,587,000, or $0.37 per share (basic) and $0.24 per share (diluted).

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,908,000 for 2010 as compared to $87,000 for 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for 2010 of $12,982,000, compared with $7,697,000 for 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2010 and 2009, we had cash balances of $947,177 and $2,278,638, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
Country:
United States	$97	10.3%	$507	22.2%
China	850	89.7%	1,772	77.8%
Total cash and cash equivalents	$947	100.0%	$2,279	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2009 to December 31, 2010 (dollars in thousands):

			December 31, 2009 to December 31, 2010
	2010	2009	Change	Percentage Change
Category
Current assets:
Cash and cash equivalents	$947	$2,279	(1,332)	(58.4	) %
Notes receivable	51	329	(278)	(84.6)%
Accounts receivable, net of allowance for doubtful accounts	8,208	6,046	2,162	35.7%
Inventories, net of reserve for obsolete inventory	3,371	2,232	1,139	51.0%
Advances to suppliers	334	451	(117)	(25.9	) %
Prepaid value-added taxes on purchase	2,760	379	2,381	629.0%
Prepaid expenses and other current assets	36	214	(178)	(83.0	) %
Current liabilities:
Loans payable	1,815	2,040	(225)	(11.0)%
Accounts payable	7,661	3,405	4,256	125.0%
Accrued expenses	526	557	(31)	(5.5	) %
VAT and service taxes payable	81	25	56	222.8%
Advances from customers	236	143	93	64.7%
Income tax payable	1,332	1,019	313	30.8%
Working capital:
Total current assets	15,707	11,930	3,777	31.7%
Total current liabilities	11,651	7,189	4,462	62.1%
Working capital	4,056	4,741	(685)	(14.5)%

Our working capital decreased $685,000 to $4,056,000 at December 31, 2010 from working capital of $4,741,000 at December 31, 2009. This decrease in working capital is primarily attributable to a decrease in cash and cash equivalents of $1,331,000, a decrease in notes receivable of $279,000, a decrease in advances to suppliers of $117,000, a decrease in prepaid expenses and other of $177,000, an increase in accounts payable of $4,256,000, an increase in VAT and service taxes payable of $56,000, an increase in advances from customers of $93,000 and an increase in income taxes payable of $313,000 offset by an increase in accounts receivable, net of allowance for doubtful accounts, of $2,162,000, an increase in inventories, net of reserve for obsolete inventory, of $1,139,000, an increase in prepaid VAT on purchases of $2,381,000, a decrease in loans payable of $225,000 and a decrease in accrued expenses of $31,000.

Net cash flow provided by operating activities was $14,667,000 for 2010 as compared to net cash flow provided by in operating activities of $9,296,000 for 2009, an increase of $5,371,000. Net cash flow provided by operating activities for the year ended December 31, 2010 was mainly due to net income of $11,074,000 and the add-back of non-cash items  such as depreciation of $3,193,000, the amortization of debt discount to interest expense of $45,000, the amortization of land use rights of $87,000, the increase in allowance for doubtful accounts of $1,006,000, and stock-based compensation of $547,000, and changes in operating assets and liabilities such as a decrease in notes receivable of $283,000, a decrease in prepaid and other current assets of $159,000, a decrease in advances to suppliers of $129,000, an increase in accounts payable of $4,040,000, an increase in VAT and service taxes payable of $54,000, an increase in income taxes payable of $272,000 and an increase in advances from customers of $86,000 offset by an increase in accounts receivable of $2,913,000, an increase in inventories of $1,037,000, an increase in prepaid value-added taxes on purchases of $2,310,000 and a decrease in accrued expenses of $48,000.

Net cash flow provided by operating activities for the year ended December 31, 2009 was mainly due to net income of $7,609,000 and the add-back of non-cash items  such as depreciation of $1,809,000, the amortization of debt discount to interest expense of $48,000, the amortization of land use rights of $86,000, the increase in inventories reserve of $81,000, non-cash interest expense related to debt conversion and issuance of common stock for interest of $135,000, and stock-based compensation of $188,000, and changes in operating assets and liabilities such as a decrease in due from related party of $439,000, an increase in accounts payable of $913,000, an increase in accrued expenses of $376,000, an increase in income taxes payable of $447,000, and an increase in advances from customers of $97,000 offset by an decrease in allowance for doubtful accounts of $119,000, an increase in accounts receivable of $1,397,000, an increase in inventories of $417,000, an increase in prepaid value-added taxes on purchases of $378,000, an increase in prepaid and other current assets of $160,000 and an increase in advances to suppliers of $332,000.

Net cash flow used in investing activities, which reflected the purchase of property and equipment, was $19,406,000 for 2010 as compared to $12,662,000 for 2009.

Net cash flow provided by financing activities was $3,370,000 in 2010 as compared to $5,316,000 for 2009. During 2010, we received proceeds from loans of $1,770,000, proceeds from sale of common stock of $380,000, proceeds from exercise of common stock warrants of $3,320,000 and made repayment of loans payable of $2,100,000. During 2009, we received proceeds from loans of $1,207,000, proceeds from the exercise of common stock warrants of $616,000, and net proceeds from sales of preferred stock of $3,493,000.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2010 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations :
Bank indebtedness (1)	$1,815	$1,815	$-	$-	$-
Total	$1,815	$1,815	$-	$-	$-

(1)	Bank indebtedness consists of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the year ended December 31, 2010, we had unrealized foreign currency translation gain of $1,907,789, because of the change in the exchange rate.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable for smaller reporting companies

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Fernando Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Liu concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2010.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
Our chief financial officer, Fernando Liu, who was appointed in January 2011, and Adam Wasserman, our vice president of financial reporting, have experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive officer oversee and manage our financial reporting process and the required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions and we recently hired a Sarbanes-Oxley consulting firm to assist us with implementation of stronger internal controls and procedures.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible and we have not been able to take steps to improve our internal controls over financial reporting during the fiscal year of 2010.  We have, however, adopted a formal plan and we expect to take significant steps to implement this plan during the next few months.   However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

ITEM 9B.  OTHER INFORMATION

            None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	54	Chief executive officer, chairman and director
Fernando Liu	28	Chief financial officer
Tianxiang Zhou2,3	72	Director
Xi Liu1,3	42	Director
Drew Bernstein1,2,3	53	Director
Megan Penick1,2	37	Director

1           Member of the audit committee.
2           Member of the compensation committee.
3           Member of the corporate governance/ nominating committee.

Jianhua Wu has been our chief executive officer, chairman and a director since the completion of the reverse acquisition in November 2007.  Mr. Wu founded our predecessor companies, Wuxi Huayang Dyeing Machinery Co., Ltd. and Wuxi Huayang Electrical Power Equipment Co., Ltd., in 1995 and 2004, respectively, and was executive director and general manager of these companies prior to becoming our chief executive officer.  Mr. Wu was nominated as a director because of his position as our chief executive officer.  Mr. Wu is a certified mechanical engineer.

Fernando Liu has been our chief financial officer since January 2011. Mr. Liu was an analyst at Barron Partners LP, an investment fund, from 2007 until December 2010, serving as Barron’s China region chief executive officer.   From 2004 until 2007, Mr. Liu was an analyst and senior analyst for Eos Funds, an investment fund.  Mr. Liu received his bachelor of commerce degree, with honors, in accounting and finance from the University of British Columbia and is a certified public accountant. He also served for six years in the primary reserve of the Canadian Armed Forces.

Tianxiang Zhou has been a director since July 2010.  Mr. Zhou served as lead engineer in Wuxi Angyida Mechanism Limited Company since 2004. From 1998 to 2004, he was general engineer in Wuxi Huayang Dye Machinery Equipment Limited. From 1994 to 1998 Mr. Zhou worked for Wuxi Chemicals Holdings as chief engineer of its design division. Mr. Zhou received his bachelor degree in engineering from Nanjing Institute of Chemical Technology in August 1961.  Mr. Zhou’s engineering background and his experience in the manufacturing business are important qualifications for his service as a director.

Xi Liu has been a director since November 2007.  Mr. Liu has an extensive background in material engineering, being a 1989 graduate of Jiangsu University of Technology with a degree in metal material and heat treatment, and having been trained at the Volvo facilities in Penta, Sweden in 1999. Immediately after graduating from university, Mr. Liu worked at China FAW Group Corporation, the oldest and one of largest Chinese automakers, as an engineer, before leaving in 2005 as an assistant manager in the purchasing department of the Wuxi Diesel Engine Works plant. He then joined WAM Bulk Handling Machinery (Shanghai) Co., Ltd., part of the Italian industrial giant WAMGROUP, as a purchasing and sourcing manager, which is his current position.  Mr. Liu’s background in engineering and his practical industrial experience is important to us as we plan and develop our business.

Mr. Bernstein has been a director since April 2009.  Mr. Bernstein is co-founder and managing partner of the accounting firm Bernstein & Pinchuk LLP, a PCAOB registered accounting firm headquartered in New York, a position he has held since 1983. Mr. Bernstein is also a partner of the recently formed accounting firm of Marcum Bernstein & Pinchuk.  Mr. Bernstein, a certified public accountant, received his BS degree from the University of Maryland Business School. He is a member of the American Institute of Certified Public Accounts, The New York State Society of Certified Public Accounts and The National Society of Accountants.  Mr. Bernstein’s accounting experience and his work with a number of China-based public companies is important as we continue to implement and improve our internal controls.  Mr. Bernstein is also a director and chairman of the audit committee of NeoStem, Inc., a biopharmaceutical company, and Orient Paper, Inc., a producer and distributor of paper products in China.

Ms. Penick has been a director since August 2009.  Ms. Penick is the owner of Penick & Associates LLC, a law firm focused on corporate and securities law. Prior to establishing her own firm, Ms. Penick was a corporate and securities associate at Pryor Cashman, LLP, New York from April 2006 to May 2009, a legal consultant at Goldman Sachs’ Hedge Fund Strategies Group from October 2005 to April 2006, and general counsel at Global Holding & Investment Co., LLC, a financial services company, from April 2004 to October 2005. She received a B.A. degree from the University of Iowa and a J.D. from New York Law School, and is licensed to practice law in New Jersey, New York, Connecticut, and Washington, D.C.  Ms. Penick’s experience in working with public companies and her work with Chinese companies is important to us in strengthening our internal controls and related corporate governance matters.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Drew Bernstein, Xi Liu and Megan Penick, with Mr. Bernstein serving as chairman.  The compensation committee is comprised of Tianxiang Zhou, Drew Bernstein, and Megan Penick, with Mr. Zhou as chairman.   The corporate governance/nominating committee is comprised of Xi Liu, Drew Bernstein, and Tianxiang Zhou, with Mr. Liu as chairman.

Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis. A copy of the audit committee’s current charter is available on our website at http://www.chinawindsystems.com/Corporate_Governance.html.

The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. A copy of the compensation committee’s current charter is available on our website at http://www.chinawindsystems.com/Corporate_Governance.html.

The corporate governance/nominating committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. A copy of the nominating/ corporate governance committee’s current charter is available on our website at http://www.chinawindsystems.com/Corporate_Governance.html.

The board and its committees held the following number of meetings during 2010:

Board of directors	6
Audit committee	4
Compensation committee	0
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2010.

Compensation Committee Interlocks and Insider Participation

Aside from his/her service as director, no member of our compensation committee had any relationship with us as of December 31, 2010.  None of our executive officers served as a director or compensation committee member of another entity.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2010, Mr. Wu, Mr. Bernstein, and Ms. Penick were delinquent in making Form 4 filings.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2010 and 2009 by each person who served as chief executive officer and chief financial officer during 2010.  No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jianhua Wu,	2010	0	0	136,430	0	0	0	0	136,430
chief executive officer (1)	2009	0	0	138.600	0	0	0	0	138,600

Ying (Teresa) Zhang,	2010	64,910	0	14,670	0	0	0	0	79,580
former chief financial officer (2)	2009	0	0	0	0	0	0	0	0

Leo Wang,	2010	1,210	0	0	0	0	0	0	1,210
former chief financial officer (3)	2009	93,333	0	59,146	0	0	0	0	152,479

(1)	Mr. Wu’s 2010 compensation for each of 2010 and 2009 consisted of 28,000 shares of common stock, valued at $136,430 for 2010 and $138,600 for 2009.
(2)
Ms. Zhang served as our chief financial officer during 2010, and she resigned in December 2010. Ms. Zhang’s fiscal 2010 compensation includes 3,000 shares of common stock, valued at $14,670, issued to her.

(3)
Mr. Wang served as our chief financial officer during 2009, and he resigned in January 2010. Mr. Wang’s fiscal 2009 compensation included 19,576 shares of our common stock, valued at $59,146, issued to him as compensation for his services. Cash compensation of $1,210 and $93,333, in 2010 and 2009, respectively, for Mr. Wang was paid to Cambridge Invest, Inc., a company where Mr. Wang serves as chief executive officer.

Employment Agreement

We have no employment agreements with any of our officers other than Mr. Liu, our chief financial officer.  Pursuant to Mr. Liu’s employment agreement, we are to pay Mr. Liu shall an initial annual salary of RMB500,000 (approximately US$75,850) subject to adjustment.   Mr. Liu shall also receive 30,000 shares of common stock, issuable in quarterly installments of 7,500 shares on each of the first business day of January, April July, and October 2011, provided that Mr. Liu is employed by the Company on those dates.  The agreement has an initial term of one year and continues on a month to month basis thereafter.  The agreement may be terminated by the Company without cause on 30 days prior written notice

Compensation of Directors

Except for Mr. Bernstein and Ms. Penick, we do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our directors.  Pursuant to an agreement dated April 28, 2009 with Mr. Bernstein, we paid Mr. Bernstein an annual fee of $10,000 and 74,469 shares of common stock, which represents $35,000 divided by the closing price of our common stock on the date of his election.  In July 2010, we amended the agreement with Mr. Bernstein and agreed to issue to Mr. Bernstein 2,500 shares per quarter.  Pursuant to this amendment, we issued 5,000 shares of common stock to Mr. Bernstein during 2010 and 2,500 shares in January 2011.  An additional 2,500 shares are to be issued April 1, 2011.  For services as a director and member of the audit and compensation committees, we pay Ms. Penick an annual fee of $8,000, payable quarterly, and in 2009, we issued to Ms. Penick 20,690 shares of common stock, which represents $30,000 divided by the closing price of our common stock on the date of her election. In 2010, we issued Ms. Penick 1,724 shares of common stock, which represents $6,172 for services rendered from August 14, 2010 to March 31, 2011 valued at the closing price of our common stock on the date of grant.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2010. The value attributable to any stock grants is computed in accordance with FAS 123R.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Tianxiang Zhou	0	0	0
Xi Liu	0	0	0
Drew Bernstein	10,000	34,217	44,217
Megan Penick	8,000	22,453	30,453

2010 Long-Term Incentive Plan

In January 2010, the board of directors adopted, and in March 2010, the stockholders approved the 2010 long-term incentive plan, covering 2,000,000 shares of common stock.    The 2010 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2010 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.  The board has granted the compensation committee the authority to administer the 2010 plan.  Members of the committee are not eligible for stock options or stock grants pursuant to the 2010 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee.

The following table set forth information as options outstanding on December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0

Mr. Wu received a grant of 28,000 shares pursuant to the 2010 plan during 2010.  These shares are reflected in the summary compensation table.  No other person named in the summary compensation table was employed by us at December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 25, 2011, by:
•	each current director;
•	each current officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu CEO, President and Chairman (1) (3)	6,194,059	33.0%
Fernando Liu, CFO	42,514	*
Lihua Tang (1) (3)	6,194,059	33.0%
Maxworthy International Limited (1) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	5,174,227	27.5%
Yunxia Ren (2) (4)	3,268,581	17.4%
Haoyang Wu (2) (4)	3,268,581	17.4%
Xi Liu	0	*
Tianxiang Zhou	0	*
Drew Bernstein	32,323	*
Megan Penick	8,621	*
All current officers and directors as a group (five persons owning stock)	6,277,517	33.4%

* less than 1%.

(1)
Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd.  Mr. Wu is also managing director of Maxworthy.  The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 5,174,227 shares owned by Maxworthy and (ii) 1,019,832 shares owned by Mr. Wu. Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other.

(2)
Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang.  Ms. Ren owns 2,586,064 shares of common stock and Mr. Wu owns 682,517 shares of common stock.  Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, PRC

(4)	Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Four of our directors, Drew Bernstein, Megan Penick, Xi Liu, and Tianxiang Zhou, are independent directors, using the Nasdaq definition of independence.  These directors serve on at least two of our board committees. The audit committee is comprised of Drew Bernstein (chair), Xi Liu and Megan Penick, the compensation committee is comprised of Tianxiang Zhou (chair), Drew Bernstein, and Megan Penick, and the corporate governance/nominating committee is comprised of Xi Liu (chair), Drew Bernstein, and Tianxiang Zhou.  Our board has determined that Mr. Bernstein is an audit committee financial expert. Mr. Wu, our chairman and chief executive officer, is not an independent director.

Related Party Transactions

In March 2009, we sold to two investors our 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 437,500 shares of common stock at an exercise price of $0.40 per share.  Pursuant to the related purchase agreements, Mr. Wu, our chief executive officer, placed 510,417 shares of common stock into escrow.  The note holders had the right to take these shares, valued at $0.20 per share, in payment of the interest or principal, as the case may be, if we do not pay the interest on or principal of the note before it becomes an event of default.  In January 2010, we repaid the note, and Mr. Wu was not required to deliver any shares.

On January 18, 2011, we sold 35,014 shares of common stock, to Fernando Liu, our newly-elected chief financial officer, at a market price of $3.57 per share for a total purchase price of $125,000 pursuant to a stock purchase agreement dated January 18, 2011. The purchase price per share represents the market price on January 18, 2011, the date the Company and Mr. Liu agreed upon the sale

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Sherb and Co., LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2010	2009
Audit Fees	$80,000	$75,000
Audit Related Fees	22,500	22,500
Tax Fees	7,500	0
All Other Fees	0	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Malex Inc., Malex’s Majority Stockholder, Fulland and the Fulland Shareholders dated November 13, 2007 (1)
3.1	Bylaws of the Company (1)
3.2	Restated Articles of Incorporation, as amended, of the Company as filed with the State of Delaware(9)
4.1	Amended Articles of Incorporation setting forth the designations of Series A Preferred Stock of the Company as filed with the Secretary of Delaware (2)
10.1	Agreement between the Company and Adam Wasserman, dated February 1, 2010 (9)
10.2	2010 Long-Term Incentive Plan (9)
10.3	Director’s agreement with Drew Bernstein (4)
10.4	Director’s agreement with Megan J. Penick (5)
10.5	Securities Purchase Agreement dated September 15, 2009 by and between China Wind Systems, Inc. and Barron Partners LP.(6)
10.6	Voting Agreement, dated September 15, 2009, by and between Jianhua Wu and Barron Partners LP. (6)
10.7	Form of Securities Purchase Agreement, dated October 22, 2009, by and between China Wind Systems, Inc. and Investor other than Barron Partners LP. (7)
10.8	Securities Purchase Agreement, dated October 22, 2009, by and between China Wind Systems, Inc. and Barron Partners LP. (7)
10.9	Voting Agreement, dated October 22, 2009, by and between Jianhua Wu and Barron Partners LP. (14)
10.10	Employment Agreement with Fernando Liu dated January 1, 2011 (10)
10.11	Stock Purchase Agreement between the Company and Fernando Liu dated January 18, 2011 (11)
14.1	Code of ethics and business conduct for officers, directors and employees (3)
14.2	China Wind Systems, Inc. ethics hotline/whistleblower program (3)
21.0	List of subsidiaries*
23.1	Consent of Sherb & Co. LLP (*)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the Form 8-K filed by the Company on November 13, 2007.

(2)	Incorporated by reference to the Form 8-K/A filed by the Company on February 1, 2008.
(3)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(4)	Incorporated by reference to the Form 8-K filed by the Company on April 30, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on August 18, 2009.
(6)	Incorporated by reference to the Form 8-K filed by the Company on September 15, 2009.
(7)	Incorporated by reference to the Form 8-K filed by the Company on October 26, 2009.
(8)	Incorporated by reference to the Form 8-K filed by the Company on January 13, 2010.
(9)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2010.
(10)	Incorporated by reference to the Form 8-K filed by the Company on January 5, 2011.
(11)	Incorporated by reference to the Form 8-K filed by the Company on January 24, 2011.
* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 30, 2011	CHINA WIND SYSTEMS, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

s/ Jianhua Wu	Chief Executive Officer	March 30, 2011
Jianhua Wu	and Director (Principal Executive Officer)

s/ Fernando Liu	Chief Financial Officer	March 30, 2011
Fernando Liu	(Principal Financial and Accounting Officer)

s/ Tianxiang Zhou	Director	March 30, 2011
Xuezhong Hua

s/ Xi Liu	Director	March 30, 2011
Xi Liu

s/ Drew Bernstein	Director	March 30, 2011
Drew Bernstein

s/ Megan Penick	Director	March 30, 2011
Megan Penick

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2010 and 2009	F-3

Consolidated Statements of Income -
For the Years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Shareholders’ Equity -
For the Years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows –
For the Years ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Wind Systems, Inc. and Subsidiaries
Wuxi, China

We have audited the accompanying consolidated balance sheets of China Wind Systems, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Wind Systems, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 30, 2011

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$947,177	$2,278,638
Notes receivable	50,593	329,492
Accounts receivable, net of allowance for doubtful accounts	8,207,797	6,046,422
Inventories, net of reserve for obsolete inventory	3,371,128	2,232,264
Advances to suppliers	333,923	450,507
Prepaid VAT on purchases	2,759,763	378,543
Prepaid expenses and other	36,338	213,835

Total Current Assets	15,706,719	11,929,701

PROPERTY AND EQUIPMENT - net	54,742,993	36,863,501

OTHER ASSETS:
Land use rights, net	3,767,159	3,729,427

Total Assets	$74,216,871	$52,522,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,814,937	$2,040,111
Accounts payable	7,660,768	3,404,521
Accrued expenses	526,006	556,662
VAT and service taxes payable	81,614	25,284
Advances from customers	236,004	143,261
Income taxes payable	1,331,713	1,018,514

Total Current Liabilities	11,651,042	7,188,353

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (60,000,000 shares authorized, all of which were designated as series A convertible preferred, 16,205,268 and 15,419,088 shares issued and outstanding at December 31, 2010 and 2009, respectively)	16,205	15,419
Common stock ($0.001 par value; 150,000,000 shares authorized;
18,751,128 and 16,402,204 shares issued and outstanding at December 31, 2010 and 2009, respectively)	18,751	16,402
Additional paid-in capital	26,579,053	22,332,756
Retained earnings	29,264,152	18,595,037
Statutory reserve	1,658,197	1,252,980
Accumulated other comprehensive gain - foreign currency translation adjustment	5,029,471	3,121,682

Total Stockholders' Equity	62,565,829	45,334,276

Total Liabilities and Stockholders' Equity	$74,216,871	$52,522,629

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2010	2009

REVENUES	$79,548,609	$53,457,566

COST OF REVENUES	58,628,150	40,536,636

GROSS PROFIT	20,920,459	12,920,930

OPERATING EXPENSES:
Depreciation	319,239	326,972
Selling, general and administrative	5,091,592	1,880,455

Total Operating Expenses	5,410,831	2,207,427

INCOME FROM OPERATIONS	15,509,628	10,713,503

OTHER INCOME (EXPENSE):
Interest income	3,794	2,727
Interest expense	(147,428)	(311,127)
Foreign currency loss	(15,338)	(9,337)
Grant income	49,552	146,180
Debt issuance costs	-	(14,000)

Total Other Income (Expense)	(109,420)	(185,557)

INCOME BEFORE INCOME TAXES	15,400,208	10,527,946

INCOME TAXES	4,325,876	2,918,773

NET INCOME	11,074,332	7,609,173

DEEMED PREFERRED STOCK DIVIDEND	-	(2,022,000)

NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$11,074,332	$5,587,173

COMPREHENSIVE INCOME:
NET INCOME	$11,074,332	$7,609,173

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,907,789	87,455

COMPREHENSIVE INCOME	$12,982,121	$7,696,628

NET INCOME PER COMMON SHARE:
Basic	$0.62	$0.37
Diluted	$0.44	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,879,940	15,236,023
Diluted	25,396,821	22,821,086

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended  December 31, 2010 and 2009

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2008	14,028,189	$14,028	14,965,182	$14,965	$15,601,219	$13,639,641	$621,203	$3,034,227	$32,925,283

Common stock issued for services	-	-	101,808	102	228,881	-	-	-	228,983
									-
Grant of stock warrants	-	-	-	-	92,985	-	-	-	92,985

Common stock issued for debt	-	-	101,975	102	281,350	-	-	-	281,452

Series A preferred converted to common shares	(2,109,101)	(2,109)	703,033	703	1,406	-	-	-	-

Exercise of stock warrants	-	-	530,206	530	615,415	-	-	-	615,945

Sale of preferred stock, net	3,500,000	3,500	-	-	3,489,500	-	-	-	3,493,000

Deemed preferred stock dividend	-	-	-	-	2,022,000	(2,022,000)	-	-	-

Adjustment to statutory reserve	-	-	-	-	-	(631,777)	631,777	-	-

Comprehensive income:
Net income for the year	-	-	-	-	-	7,609,173	-	-	7,609,173

Foreign currency translation adjustment	-	-	-	-	-	-	-	87,455	87,455

Total comprehensive income	-	-	-	-	-	-	-	-	7,696,628

Balance, December 31, 2009	15,419,088	15,419	16,402,204	16,402	22,332,756	18,595,037	1,252,980	3,121,682	45,334,276

Common stock issued for services	-	-	113,724	114	549,318	-	-	-	549,432

Series A preferred converted to common shares	(5,469,000)	(5,469)	1,822,999	1,823	3,646	-	-	-	-

Exercise of stock warrants	6,255,180	6,255	317,201	317	3,313,428	-	-	-	3,320,000

Sale of common stock	-	-	95,000	95	379,905	-	-	-	380,000

Adjustment to statutory reserve	-	-	-	-	-	(405,217)	405,217	-	-

Comprehensive income:
Net income for the year	-	-	-	-	-	11,074,332	-	-	11,074,332

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,907,789	1,907,789

Total comprehensive income	-	-	-	-	-	-	-	-	12,982,121

Balance, December 31, 2010	16,205,268	$16,205	18,751,128	$18,751	$26,579,053	$29,264,152	$1,658,197	$5,029,471	$62,565,829

See notes to consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,074,332	$7,609,173
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,192,662	1,808,899
Amortization of debt discount to interest expense	44,993	47,992
Interest expense related to debt conversion	-	135,272
Amortization of land use rights	87,204	86,413
Increase (decrease) in allowance for doubtful accounts	1,006,162	(118,872)
Increase in inventory reserve	-	81,222
Stock-based compensation expense	546,963	188,483
Changes in assets and liabilities:
Notes receivable	282,986	(59,241)
Accounts receivable	(2,913,257)	(1,397,241)
Inventories	(1,036,591)	(416,511)
Prepaid value-added taxes on purchases	(2,309,987)	(378,339)
Prepaid and other current assets	159,152	(159,587)
Advances to suppliers	128,693	(332,241)
Due from related party	-	438,540
Accounts payable	4,040,484	912,852
Accrued expenses	(48,312)	376,435
VAT and service taxes payable	54,102	(72,260)
Income taxes payable	271,619	447,487
Advances from customers	85,695	97,347

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,666,900	9,295,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,406,064)	(12,662,466)

NET CASH USED IN INVESTING ACTIVITIES	(19,406,064)	(12,662,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,770,238	1,207,080
Repayment of loans payable	(2,100,238)	-
Proceeds from sale of common stock	380,000	-
Proceeds from sale of preferred stock, net	-	3,493,000
Proceeds from exercise of warrants	3,320,000	615,945

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,370,000	5,316,025

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	37,703	642

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,331,461)	1,950,024

CASH AND CASH EQUILAVENTS - beginning of year	2,278,638	328,614

CASH AND CASH EQUIVALENTS - end of year	$947,177	$2,278,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$104,578	$125,430
Income taxes	$4,054,257	$2,485,941

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount for grant of warrants	$-	$92,985
Deemed preferred stock dividend reflected in paid-in capital	$-	$2,022,000
Series A preferred converted to common shares	$3,646	$2,109
Common stock issued for debt and interest	$-	$146,180
Common stock issued for prior and future service	$2,469	$40,500

See notes to consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

China Winds Systems, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc.  Through its affiliated companies and subsidiaries, the Company manufactures and sells high precision forged rolled rings and related products for the wind power industry and other industries.  The Company also makes textile dyeing and finishing machines.  The Company previously manufactured electric power auxiliary apparatuses (including coking equipment). In the fourth quarter of 2009, the Company ceased the production of electric power auxiliary apparatuses and sold its remaining units. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electrical was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Beginning in April 2007, Electrical began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. The Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power industry, ESR products used in the wind industry, steel industry, and other sectors, and solar products, including any type of large-scale equipment used in the manufacturing process for the solar industry, through Fulland Wind Energy.  The Company refers to this segment of its business as the forged rolled rings and related components division.  The Company’s electric power equipment business was also included in this division prior to its discontinuation.

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry.  The Company refers to this segment as the dyeing division.

Basis of presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Greenpower and Fulland Wind Energy, as well as the financial statements of the Huayang Companies, Dyeing and Electrical.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipments and related products (the “Services”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Green Power that is equal to all of the Huayang Companies’ profits for such quarter.

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies, Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agree to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that, without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is for 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

Option Agreement. Under the option agreement between the Huayang Companies’ shareholders and Green Power, the Huayang Companies’ shareholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement, as amended on November 1, 2008, is for 20 years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, the calculation of the value of any beneficial conversion feature related to preferred stock, and the value of stock-based compensation.

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
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2010 and 2009, the Company’s cash balances by geographic area were as follows:

	December 31, 2010		December 31, 2009
Country:
United States	$97,188	10.3%	$506,777	22.2%
China	849,989	89.7%	1,771,861	77.8%
Total cash and cash equivalents	$947,177	100.0%	$2,278,638	100.0%

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $50,593 and $329,492 at December 31, 2010 and 2009, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2010 and 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,815,508 and $758,096, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $166,108 and $160,632 at December 31, 2010 and 2009, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $333,923 and $450,507 as of December 31, 2010 and 2009, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2010 and 2009.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at December 31, 2010 and 2009 amounted to $236,004 and $143,261, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the years ended December 31, 2010 and 2009, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2010 and 2009, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $1,537,392 and $366,357 for the years ended December 31, 2010 and 2009, respectively.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2010 and 2009 was $37,703 and $642, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All of the Company’s revenue transactions are transacted in the functional currency. Other than for the purchase of equipment from non-Chinese suppliers, the Company does not enter any material transaction in foreign currencies.  Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2010 and 2009 were translated at 6.6118 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2010 and 2009 were 6.77875 RMB and 6.84088 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Research and development

Research and development costs are expensed as incurred. For the fiscal years ended December 31, 2010 and 2009, research and development costs were not material.

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

	2010	2009
Net income available to common shareholders for basic and diluted net income per common share	$11,074,332	$5,587,173

Weighted average common shares outstanding – basic	17,879,940	15,236,023
Effect of dilutive securities:
Series A convertible preferred stock	4,980,272	5,139,696
Warrants	2,536,609	2,445,367
Weighted average common shares outstanding– diluted	25,396,821	22,821,086
Net income per common share - basic	$0.62	$0.37
Net income per common share - diluted	$0.44	$0.24

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's aggregate common stock equivalents at December 31, 2010 and 2009 include the following:

	2010	2009
Warrants	2,524,654	4,941,499
Series A preferred stock	5,401,756	5,139,696
Total	7,926,410	10,081,195

Deemed preferred stock dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.  In connection with the issuance of shares of preferred stock upon exercise of warrants as a result of board approval of the issuance of series A preferred stock instead of common stock, the Company does not record a deemed preferred stock dividend since the Company issues the equivalent number of preferred shares as the number of common shares that would have been issued upon exercise.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

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
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2010 and 2009, accounts receivable consisted of the following:

	December 31, 2010	December 31, 2009
Accounts receivable	$10,023,305	$6,804,518
Less: allowance for doubtful accounts	(1,815,508)	(758,096)
	$8,207,797	$6,046,422

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 3 - INVENTORIES

At December 31, 2010 and 2009, inventories consisted of the following:

	December 31, 2010	December 31, 2009
Raw materials	$1,573,841	$1,366,220
Work in process	1,302,015	288,811
Finished goods	661,380	737,865
	3,537,236	2,392,896
Less: reserve for obsolete inventory	(166,108)	(160,632)
	$3,371,128	$2,232,264

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consist of the following:

	Useful Life	December 31, 2010	December 31, 2009
Office equipment and furniture	5 Years	$127,522	$103,320
Manufacturing equipment	5 – 10 Years	42,473,873	17,405,814
Vehicles	5 Years	119,569	79,570
Construction in progress	-	3,837,975	9,546,200
Building and building improvements	20 Years	16,998,647	15,153,046
		63,557,586	42,287,950
Less: accumulated depreciation		(8,814,593)	(5,424,449)

		$54,742,993	$36,863,501

For the years ended December 31, 2010 and 2009, depreciation expense amounted to $3,192,662 and $1,808,899, of which $2,873,423 and $1,481,927 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2010 and 2009, amortization of land use rights amounted to $87,204 and $86,413, respectively.

At December 31, 2010 and 2009, land use rights consist of the following:

	Useful Life	December 31, 2010	December 31, 2009
Land Use Rights	45 - 50 years	$4,083,728	$3,949,101
Less: Accumulated Amortization		(316,569)	(219,674)
		$3,767,159	$3,729,427

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 5 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:
2011	$89,406
2012	89,406
2013	89,406
2014	89,406
2015	89,406
Thereafter	3,320,129
$3,767,159

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock issued for services

On January 1, 2009, the Company issued 23,257 shares of its common stock for investor relations services. The Company valued these shares at the fair value of the common stock on date of grant of $35,000, and recorded professional fees of $35,000.

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

On June 18, 2009, the Company issued 24,823 shares of its common stock to a newly-elected director pursuant to an agreement with the director, representing the director’s equity compensation for a one-year period commencing on the date of his election. The shares were valued at fair value on the date of grant, and the Company recorded stock-based compensation of $40,000, of which 23,333 was recognized in 2009 and $11,667 was treated as pre-paid expenses in 2009 and stock-based compensation in 2010.

On August 14, 2009, the Company issued 6,898 shares of its common stock to a newly-elected director pursuant to an agreement with the director, representing the director’s equity compensation for a one-year period commencing on the date of her election. The shares were valued at fair value on the date of grant and the Company recorded stock-based compensation of $30,000, of which $11,250 was recognized in 2009 and $18,750 was treated as prepaid expenses in 2009 and stock-based compensation in 2010.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(a)           Common stock issued for services (continued)

On August 14, 2009, the Company issued 6,667 shares of its common stock to an investor relations company. The shares were valued at fair value on the date of grant and the Company recorded professional fees of $29,000 in 2009.

During the fiscal 2010, the Company issued 3,000 shares of common stock to its prior chief financial officer for services rendered pursuant to an employment agreement. The shares, which were issued pursuant to the Company’s 2010 long–term incentive plan, were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $14,670.

During the year ended December 31, 2010, the Company issued an aggregate of 56,000 shares of common stock to its chief executive officer pursuant to its 2010 long-term incentive plan. The shares were valued at fair value of the common stock on the date of grant, and the Company recorded stock-based compensation of $275,030.

During the year ended December 31, 2010, the Company issued an aggregate of 40,000 shares of common stock to two key employees who are not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $196,450.

The Company has a consulting agreement with a company that provides the services of its vice president of financial reporting.  Pursuant to this agreement, the Company issued 2,000 shares of common stock on each of March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, for an aggregate of 8,000 shares of common stock.  The shares were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $34,560 during the year ended December 31, 2010.

On July 29, 2010, the Company entered into an amended director’s agreement with a director for the period from July 1, 2010 to June 30, 2011.  Pursuant to this agreement, the Company is to issue an aggregate of 10,000 shares of common stock of which 2,500 were issued on July 29, 2010 and 2,500 are issuable on a quarterly basis on each of October 1, 2010, January 1, 2011 and April 1, 2011.  The 5,000 shares issued during 2010 are valued at fair value on the date of grant, and the Company recorded stock-based compensation of $22,550 during 2010.

On December 31, 2010, the Company issued 1,724 shares of its common stock to a director. The shares, which were issued pursuant to the Company’s 2010 long–term incentive plan, were valued at fair value on the grant date of $6,172, and the Company recorded stock-based compensation of $6,172, of which $3,703 was recognized in 2010 and $2,469 was treated as prepaid expenses in 2010 and will be treated as stock-based compensation in 2011.

(b)       Common stock issued for exercise of warrants and preferred share conversions

During 2009, the Company issued 433,264 shares of its common stock upon the exercise of stock warrants for cash proceeds of $615,945.

During 2009, the Company issued 703,033 shares of its common stock upon the conversion of 2,109,101 shares of series A preferred stock.

During 2009, the Company issued 96,942 shares of its common stock upon the cashless exercise of warrants.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(b)       Common stock issued for exercise of warrants and preferred share conversions (continued)

During 2010, the Company issued 273,451 shares of common stock and 6,255,180 shares of series A preferred stock upon the exercise of warrants, for which the Company received cash proceeds of $3,320,000.  In connection with the issuance of the 2,380,176 shares of series A preferred stock, the investor entered into an agreement with the Company’s chief executive officer, who is the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock.  Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares.  The investor had executed similar agreements in connection with the purchase of series A preferred stock in September and October 2009.

On May 4, 2010, the Company issued 43,750 shares of its common stock upon cashless exercise of warrants to purchase 58,333 shares of common stock.

During the year ended December 31, 2010, the Company issued 1,822,999 shares of common stock upon the conversion of 5,469,000 shares of series A preferred stock.

On November 25, 2010, the Company sold 95,000 shares of common stock to an investor and received cash of $380,000.

(c)       Common stock issued for debt and accrued interest

On June 12, 2009, the Company issued 101,975 shares of common stock in satisfaction of debt and accrued interest.  The shares were valued at fair value on the date of grant of $281,452 and, accordingly, the Company reduced loans payable and accrued interest by $152,963 and recorded interest expense of $128,489.

(d)        Agreement with respect to Series A Preferred Stock and Common Stock Purchase Warrants

On March 26, 2010, the holders of the outstanding shares of series A preferred shareholders and the sole holder of all of the Company’s common stock purchase warrants that included a provision that provided for an adjustment in the exercise price in the event of a sale of common stock at a price below the exercise price of the warrants agreed to eliminate and waive any rights they may have under the provisions of the Statement of Designations relating to the series A preferred stock that provide for a reduction in the conversion price of the series A preferred stock, in the event that the Company issues stock at a price which is less than the conversion price of the series A preferred stock; and the warrant holder agreed to delete from the warrants the provisions that provide for a reduction in the exercise price of the warrants in the event that the Company issues stock at a price which is less than the exercise price of the warrants. The Company agreed not to issue shares of Common Stock at a price, or options, warrants or convertible securities with an exercise or conversion price, that is less than the conversion price of the then outstanding series A preferred stock or the exercise price of the then outstanding warrants, as the case may be.   Accordingly, the Company did not record a derivative liability related to the warrants at December 31, 2010 and 2009.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(e)           Series A Preferred Stock

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(f)	November 2007 Securities Purchase Agreement

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

(g)         2009 Sales of Series A Preferred Stock

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

 (g)         2009 Sales of Series A Preferred Stock (continued)

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

(h)           March 2009 Issuance of Notes and Warrants and Other Warrant Matters

In November 2007, when the Company issued its convertible notes, the Company did not have an authorized class of preferred stock.  The convertible notes provided that, upon the filing of a restated certificate of incorporation which provided for a class of preferred stock and a certificate of designation for the series A preferred stock, the convertible notes would be automatically converted into an aggregate of (i) 14,787,135 shares of series A preferred stock and (ii) warrants to purchase 3,725,501 shares of common stock at $1.74 per share, 1,862,751 shares of common stock at $2.49 per share, and 688,333 shares at $2.76 per share, subject to adjustment.  On March 28, 2008, the Company filed the restated certificate of incorporation and the certificate of designation, the convertible notes were automatically converted into the series A preferred stock and warrants described in the preceding sentence.  The warrants issued upon conversion of the notes expire on November 13, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants were not permitted to make a cashless exercise prior to November 13, 2008 in the case of the $1.74 warrants, and prior to May 13, 2009 in the case of the $2.49 warrants and $2.76 warrants, and after these respective periods only if the underlying shares are not covered by an effective registration statement. As a result of the sale by the Company of shares of common stock at $1.20 per share, the exercise price of the warrants to purchase 3,077,475 at $1.74 per share were reduced to $1.701 per share, and the exercise price of the warrants to purchase an aggregate of 1,862,751 shares at $2.49 per share and 304,275 shares at $2.76 per share was reduced to $1.20 per share.

On March 23, 2009, Company sold to two investors, for $250,000, its 18-month, 15% notes in the aggregate principal amount of $250,000 and five-year warrants purchasing 145,833 shares at an exercise price of $1.20 per share.  These warrants were treated as a discount on the secured notes and were valued at $92,985 to be amortized over the 18-month note term. The fair value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 137.51%; risk-free interest rate of 1.69% and an expected holding period of five years.  For the years ended December 31, 2010 and 2009, amortization of this debt discount amounted to $44,993 and $47,992, respectively.  The exercise price of these warrants was less than the exercise price of outstanding warrants which have provision for an adjustment in the exercise price in the event of a sale of stock or the issuance of warrants or convertible securities with an exercise price or conversion price which is less than the exercise price of the warrants.  As a result, the exercise price of outstanding warrants to purchase 3,077,475 shares was reduced from $1.701 to $1.698.  Our financial statements were not affected by this change.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

(i)           March 2009 Issuance of Notes and Warrants and Other Warrant Matters

Pursuant to the related purchase agreements, our chief executive officer placed 510,417 shares of common stock into escrow.  The note holders have the right to take these shares, valued at $0.60 per share if the Company does not pay the interest on or principal of the notes before such failure becomes an event of default.  Pursuant to the loan documents, in the event of that the individual who was the Company’s chief financial officer ceases to be employed by the Company as its chief financial officer, the holders of not less than $126,000 principal amount of the notes shall have the right, on not less than 60 days’ notice, to declare the notes in default.  The former chief financial officer resigned on January 5, 2010, and the loan was repaid in February 2010 and the shares were released from the related escrow.

Warrant activities for the years ended December 31, 2009 and 2008 are summarized as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	4,941,499	$1.49	5,377,834	$1.50
Issued	-	-	145,833	1.20
Exercised	(2,416,845)	1.40	(582,168)	1.45
Forfeited	-	-	-	-
Balance at end of year	2,524,654	$1.57	4,941,499	$1.49

Warrants exercisable at end of year	2,524,654	$1.57	4,941,499	$1.49

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2010:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$1.698	1,885,563	1.87	$1.698	1,885,563	$1.698
$1.200	639,091	2.06	1.200	639,091	1.200
	2,524,654	1.92	$1.57	2,524,654	$1.57

(h)	2010 Long-Term Incentive Plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 2,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2010, the Company had issued a total of 113,724 shares of common stock, for which it expensed compensation in the amount of $546,963 and recorded prepaid expenses of $2,469.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 7 – LOANS PAYABLE

At December 31, 2010 and 2009, loans payable consisted of the following:
	December 31,
	2010	2009

Loan payable to Industrial and Commercial Bank of China, due on September 24, 2010 with annual interest at 5.84% secured by assets of the Company and repaid in August 2010.	$-	$146,259

Loan payable to Industrial and Commercial Bank of China, due on September 15, 2010 with annual interest at 5.58% and 5.58%, secured by assets of the Company and repaid in August 2010.	-	146,259

Loan payable to Industrial and Commercial Bank of China, due on September 22, 2010 with annual interest at 5.58%, secured by assets of the Company and repaid in August 2010.	-	146,259

Loan payable to Bank of Communications, due on June 8, 2010 with annual interest at December 31, 2009 of 5.84%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	-	438,775

Loan payable to Bank of Communications, due on June 14, 2010 with annual interest at December 31, 2009 of 5.84%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	-	292,517

Loan payable to Bank of Communications, due on February 1, 2011 with annual interest at December 31, 2010 of 4.86%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	756,224	-

Loan payable to Agricultural and Commercial Bank, due on March 31, 2011 with annual interest at December 31, 2010 and 2009 of 5.75% and 6.90%, respectively, secured by certain assets of the Company.	604,979	585,035

Loan payable to Agricultural and Commercial Bank, due on October 10, 2011 with annual interest at December 31, 2010 of 5.75%, secured by certain assets of the Company	453,734	-

Principal amount of loan payable to an investor, due on February 7, 2011 with annual interest at December 31, 2009 of 12% and repaid in January 2010.	-	80,000

Principal amount of loan payable to investors, due on September 23, 2010, with interest of 15% per annum and repaid in January 2010 (a).	-	250,000

Total loans payable	1,814,937	2,085,104
Less: debt discount (a)	-	(44,993)

Current portion of loans payable – net	$1,814,937	$2,040,111

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 7 – LOANS PAYABLE (continued)

(a)
In March 2009, the Company sold to two investors its 18-month, 15% notes in the aggregate principal amount of $250,000 and warrants to purchase 145,833 shares at an exercise price of $1.20 per share for a total of $250,000. The debt discount represents the unamortized value of the warrants issued in the transaction.  The notes were paid during the quarter ended March 31, 2010 (See Note 6(i)).

NOTE 8 – INCOME TAXES

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2010 and 2009, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIEs (Dyeing and Electrical) and its subsidiaries Green Power and Fulland Wind Energy, are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

China Wind Systems, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $3,161,000 for income tax purposes through December 31, 2010, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $50 million and $38 million as of December 31, 2010 and 2009, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended December 31, 2010 and 2009:
	2010	2009
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(8.7)%	(10.0)%
Non-deductible interest expense	0.1%	0.6%
U.S. valuation allowance	2.7%	3.1%

Total provision for income taxes	28.1%	27.7%

For the years ended December 31, 2010 and 2009, income tax expense related to our operations in the PRC and amounted to $4,325,876 and $2,918,773, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 8 – INCOME TAXES (continued)

The Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:
	December 31,
	2010	2009
Deferred tax asset:
Net U.S. operating loss carryforward	$1,074,788	$662,965
Total gross deferred tax asset	1,074,788	662,965
Less: valuation allowance	(1,074,788)	(662,965)
Net deferred tax asset	$-	$-

During 2010, the valuation allowance was increased by approximately $412,000 from the prior year.

NOTE 9 - SEGMENT INFORMATION

For the years ended December 31, 2010 and 2009, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries. In 2009, the production of electric power auxiliary apparatuses (including coking equipment) was discontinued in the fourth quarter of 2009. This business unit was part of the Company’s forged rolled rings and related components segment. This is not a discontinued operation, but rather a reallocation of segment resources to forged rolled rings and related components. The Company had no revenue and no related expenses with respect to the manufacture of electric power auxiliary equipment apparatuses during the years ended December 31, 2010 and 2009. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the years ended December 31, 2010 and 2009 is as follows:
	2010	2009
Revenues:
Dyeing and finishing equipment	$21,217,431	$17,213,177
Forged rolled rings and related components (a)	58,331,178	36,244,389
	79,548,609	53,457,566
Depreciation:
Dyeing and finishing equipment	529,828	410,795
Forged rolled rings and related components	2,662,834	1,398,104
	3,192,662	1,808,899
Interest expense:
Dyeing and finishing equipment	-	-
Forged rolled rings and related components	99,485	101,978
Other (b)	47,943	209,149
	147,428	311,127
Net income (loss):
Dyeing and finishing equipment	2,406,232	2,438,547
Forged rolled rings and related components	9,925,017	6,309,892
Other (b)	(1,256,917)	(1,139,266)
	11,074,332	7,609,173
Identifiable long-lived tangible assets at December 31, 2010 and 2009 by segment:
Dyeing and finishing equipment	$6,033,004	$5,728,590
Forged rolled rings and related components	48,709,989	31,134,911
	$54,742,993	$36,863,501
Identifiable long-lived tangible assets at December 31, 2010 and 2009 by geographical location:
China	$54,742,993	$36,863,501
United States	-	-
	$54,742,993	$36,863,501

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 9 - SEGMENT INFORMATION (continued)

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

For the years ended December 31, 2010 and 2009, statutory reserve activity is as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2008	$72,407	$548,796	$-	$621,203
Additional to statutory reserves	-	620,000	11,777	631,777
Balance – December 31, 2009	72,407	1,168,796	11,777	1,252,980
Addition to statutory reserves	-	-	405,217	405,217
Balance – December 31, 2010	$72,407	$1,168,796	$416,994	$1,658,197

NOTE 11 – RESTRICTED NET ASSETS

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

As of December 31, 2010 and 2009, substantially all of the Company’s net assets are attributable to the PRC VIE’s and subsidiary located in the PRC. Accordingly, the Company’s restricted net assets were approximately $62,056,000 and $44,831,000, respectively.

NOTE 12 – CONCENTRATIONS

Customers

During the year ended December 31, 2010, three customers of the forged rolled rings and related components segment accounted for an aggregate of 31% of the Company’s total revenues (10%. 10% and 11%, respectively). No customer accounted for more than 10% of the Company’s total sales for the year ended December 31, 2009.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 12 – CONCENTRATIONS (continued)

Suppliers

Three major suppliers provided approximately 47% of the Company’s purchases of raw materials for the year ended December 31, 2010 primarily consisting of steel for the forged rolled rings and related components segment. Two major suppliers provided approximately 66% of the Company’s purchases of raw materials for the year ended December 31, 2009.

NOTE 13 – SUBSEQUENT EVENTS

On January 1, 2011, the Company issued 2,500 shares of its common stock to a director pursuant to an amended director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $8,825.

On January 1, 2011, the Company issued 7,500 shares of its common stock to its chief financial officer pursuant to the engagement agreement between the Company and the chief financial officer. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $26,475.

On January 18, 2011, the Company sold 35,014 shares of its common stock to its chief financial officer for $125,000, representing the market price on January 18, 2011, the date of the stock purchase agreement.

In February and March 2011, the Company issued a total of 353,357 shares of series A preferred stock upon the exercise of warrants, for which the Company received total cash proceeds of $200,000.