Form 10-Q
period 2011-03-31
China Wind Systems, Inc
filed 2011-05-16
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  19,147,642 shares of common stock are issued and outstanding as of May 13, 2011.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2011

TABLE OF CONTENTS

		Page
		No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements.	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4	Controls and Procedures.	33

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 6.	Exhibits.	34

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,252,597	$947,177
Notes receivable	213,087	50,593
Accounts receivable, net of allowance for doubtful accounts	6,175,107	8,207,797
Inventories, net of reserve for obsolete inventory	4,577,077	3,371,128
Advances to suppliers	625,902	333,923
Prepaid VAT on purchases	2,521,987	2,759,763
Prepaid expenses and other	140,325	36,338

Total Current Assets	15,506,082	15,706,719

PROPERTY AND EQUIPMENT - net	56,764,932	54,742,993

OTHER ASSETS:
Land use rights, net	3,768,575	3,767,159

Total Assets	$76,039,589	$74,216,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,217,637	$1,814,937
Accounts payable	6,640,657	7,660,768
Accrued expenses	662,519	526,006
VAT and service taxes payable	-	81,614
Advances from customers	314,468	236,004
Income taxes payable	1,157,599	1,331,713

Total Current Liabilities	9,992,880	11,651,042

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (60,000,000 shares authorized, all of which were designated as series A convertible preferred, 15,622,625 and 16,205,268 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively)	15,622	16,205
Common stock ($0.001 par value; 150,000,000 shares authorized;
19,123,392 and 18,751,128 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively)	19,123	18,751
Additional paid-in capital	26,989,156	26,579,053
Retained earnings	31,736,903	29,264,152
Statutory reserve	1,850,606	1,658,197
Accumulated other comprehensive gain - foreign currency translation adjustment	5,435,299	5,029,471

Total Stockholders' Equity	66,046,709	62,565,829

Total Liabilities and Stockholders' Equity	$76,039,589	$74,216,871

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

`	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
REVENUES	$17,566,380	$16,840,682

COST OF REVENUES	13,013,774	12,423,987

GROSS PROFIT	4,552,606	4,416,695

OPERATING EXPENSES:
Depreciation	80,587	82,955
Selling, general and administrative	831,801	1,401,376

Total Operating Expenses	912,388	1,484,331

INCOME FROM OPERATIONS	3,640,218	2,932,364

OTHER INCOME (EXPENSE):
Interest income	712	1,244
Interest expense	(29,702)	(74,919)
Foreign currency loss	(1,457)	(1,859)
Other income	8,650	-

Total Other Income (Expense)	(21,797)	(75,534)

INCOME BEFORE INCOME TAXES	3,618,421	2,856,830

INCOME TAXES	953,261	910,293

NET INCOME	$2,665,160	$1,946,537

COMPREHENSIVE INCOME:
NET INCOME	$2,665,160	$1,946,537

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	405,828	7,270

COMPREHENSIVE INCOME	$3,070,988	$1,953,807

NET INCOME PER COMMON SHARE:
Basic	$0.14	$0.11
Diluted	$0.10	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,925,959	17,252,799
Diluted	25,655,436	25,395,026

See notes to unaudited consolidated financial statements

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,665,160	$1,946,537
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,177,002	584,646
Amortization of debt discount to interest expense	-	44,993
Amortization of land use rights	22,428	21,618
(Decrease) Increase in allowance for doubtful accounts	(7,145)	251,496
Stock-based compensation expense	84,892	286,320
Changes in assets and liabilities:
Notes receivable	(161,698)	102,808
Accounts receivable	2,085,825	(1,075,263)
Inventories	(1,181,083)	(1,095,615)
Prepaid value-added taxes on purchases	254,544	(489,189)
Prepaid and other current assets	(103,842)	137,756
Advances to suppliers	(289,011)	(110,779)
Accounts payable	(1,065,108)	1,141,572
Accrued expenses	133,298	(212,230)
VAT and service taxes payable	(81,892)	78,994
Income taxes payable	(182,032)	(67,074)
Advances from customers	76,741	185,517

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,428,079	1,732,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,846,586)	(2,810,860)

NET CASH USED IN INVESTING ACTIVITIES	(2,846,586)	(2,810,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	758,794	-
Repayment of loans payable	(1,365,830)	(330,000)
Proceeds from sale of common stock	125,000	-
Proceeds from exercise of warrants	200,000	1,600,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(282,036)	1,270,000

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	5,963	360

NET INCREASE IN CASH AND CASH EQUIVALENTS	305,420	191,607

CASH AND CASH EQUIVALENTS - beginning of year	947,177	2,278,638

CASH AND CASH EQUIVALENTS - end of period	$1,252,597	$2,470,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$29,702	$32,069
Income taxes	$1,135,294	$977,367

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred converted to common shares	$936	$-
Common stock issued for prior and future service	$-	$7,470

See notes to unaudited consolidated financial statements.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Huayang Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary.  The Company’s relationships with the Huayang Companies and their shareholders are governed by a series of contractual arrangements between Green Power, the Company’s wholly foreign-owned enterprise in the PRC, and each of the Huayang Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of Green Power, Huayang Dye Machine and Huayang Electrical Power Equipment is an independent legal entity and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties to such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On October 12, 2007, the Company entered into the following contractual arrangements with each of Huayang Dye Machine and Huayang Electrical Power Equipment:

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
MARCH 31, 2011

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, the calculation of the value of any beneficial conversion feature related to preferred stock, and the value of stock-based compensation.

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
MARCH 31, 2011

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2011 and December 31, 2010, the Company’s cash balances by geographic area were as follows:

	March 31, 2011		December 31, 2010
Country:
United States	$267,830	21.4%	$97,188	10.3%
China	984,767	78.6%	849,989	89.7%
Total cash and cash equivalents	$1,252,597	100.0%	$947,177	100.0%

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $213,087 and $50,593 at March 31, 2011 and December 31, 2010, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,819,864 and $1,815,508, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $167,162 and $166,108 at March 31, 2011 and December 31, 2010, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $625,902 and $333,923 as of March 31, 2011 and December 31, 2010, respectively.

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

Included in property and equipment is construction-in-progress which consisted of factory, improvements and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to a related party.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2011 and 2010.

Advances from customers

Advances from customers at March 31, 2011 and December 31, 2010 amounted to $314,468 and $236,004, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the three months ended March 31, 2011 and 2010, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Income taxes

The Company is governed by the Income Tax Law of the PRC and the U.S. The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, ”Accounting For Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $358,622 and $398,091 for the three months ended March 31, 2011 and 2010, respectively.

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

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2011 and 2010, research and development costs were not material.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2011 and 2010 was $5,963 and $360, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. Other than for the purchase of equipment from non-Chinese suppliers, the Company does not enter into any material transaction in foreign currencies.  Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 6.5701 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2011 and 2010 were 6.5894 RMB and 6.83603 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common stock consist of common stock issuable upon the conversion of series A convertible preferred stock (using the if-converted method) and common stock purchase warrants (using the treasury stock method).

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2011	2010
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,665,160	$1,946,537
Weighted average common stock outstanding - basic	18,925,959	17,252,799
Effect of dilutive securities:
Series A convertible preferred stock	5,304,050	5,178,088
Warrants	1,425,427	2,964,139
Weighted average common stock outstanding - diluted	25,655,436	25,395,026
Net income per common share – basic	$0.14	$0.11
Net income per common share - diluted	$0.10	$0.08

The Company's total common stock equivalents at March 31, 2011 and December 31, 2010 include the following:

	March 31, 2011	December 31, 2010
Warrants	2,406,869	2,524,654
Series A convertible preferred stock	5,207,543	5,401,756
Total	7,614,412	7,926,410

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2011 and December 31, 2010, accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
Accounts receivable	$7,994,971	$10,023,305
Less: allowance for doubtful accounts	(1,819,864)	(1,815,508)
	$6,175,107	$8,207,797

NOTE 3 - INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$2,367,892	$1,573,841
Work in process	1,481,607	1,302,015
Finished goods	894,740	661,380
	4,744,239	3,537,236
Less: reserve for obsolete inventory	(167,162)	(166,108)
	$4,577,077	$3,371,128

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consist of the following:

	Useful Life	March 31, 2011	December 31, 2010
Office equipment and furniture	5 Years	$173,357	$127,522
Manufacturing equipment	5 – 10 Years	45,087,994	42,473,873
Vehicles	5 Years	120,328	119,569
Construction in progress	-	4,327,714	3,837,975
Building and building improvements	20 Years	17,106,537	16,998,647
		66,815,930	63,557,586
Less: accumulated depreciation		(10,050,998)	(8,814,593)

		$56,764,932	$54,742,993

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $1,177,002 and $584,646, of which $1,096,415 and $501,691 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2011 and 2010, amortization of land use rights amounted to $22,428 and $21,618, respectively.

At March 31, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	March 31, 2011	December 31, 2010
Land use rights	45 - 50 years	$4,109,647	$4,083,728
Less: accumulated amortization		(341,072)	(316,569)
		$3,768,575	$3,767,159

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31,:
2012	$89,974
2013	89,974
2014	89,974
2015	89,974
2016	89,974
Thereafter	3,318,705
$3,768,575

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Common stock issued for services

On January 1, 2011, the Company issued 2,500 shares of its common stock to a director pursuant to an amended director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $8,824.

On January 1, 2011, the Company issued 7,500 shares of its common stock to its chief financial officer pursuant to the employment agreement between the Company and the chief financial officer. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $26,475.

In March 2011, the Company issued an aggregate of 15,250 shares of its common stock to employees pursuant to the Company’s 2010 long-term incentive plan, of which 7,000 shares were granted to the Company’s chief executive officer.  None of the other share were issued to executive officers or directors.  The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $49,598.

\
CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(b) Common stock issued for preferred share conversions

In February, the Company issued 312,000 shares of its common stock upon the conversion of series A preferred stock.

(c)  Common stock sold for cash

On January 18, 2011, the Company sold 35,014 shares of its common stock to its chief financial officer for $125,000, representing the market price on January 18, 2011, the date of the stock purchase agreement.

(d)  Series A preferred stock issued for warrants exercise

In February and March 2011, the Company issued a total of 353,357 shares of series A preferred stock upon the exercise of warrants, for which the Company received total cash proceeds of $200,000.

(e) Warrants

Warrant activities for the three months ended March 31, 2011 are summarized as follows:

	Three Months Ended March 31, 2011
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	2,524,654	$1.57
Granted	-	-
Exercised	(117,785)	1.698
Forfeited	-	-
Balance at end of period	2,406,869	$1.57

Warrants exercisable at end of period	2,406,869	$1.57

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$1.698	1,767,778	1.62	$1.698	1,767,778	$1.698
$1.200	639,091	1.81	1.200	639,091	1.200
	2,406,869	1.68	$1.57	2, 406,869	$1.57

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the PRC and the U.S.  In 2011 and 2010, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIEs (Dyeing and Electric) and the Company’s subsidiary, Fulland Wind Energy, are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

NOTE 8 – LOANS PAYABLE

At March 31, 2011 and December 31, 2010, loans payable consisted of the following:

	March 31,	December 31,
	2011	2010
Loan payable to Bank of Communications, due on February 1, 2011 with annual interest at December 31, 2010 of 4.86%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date	-	756,224

Loan payable to Agricultural and Commercial Bank, due on March 31, 2011 with annual interest at March 31, 2011 and December 31, 2010 of 5.75% and 5.75%, respectively, secured by certain assets of the Company and repaid on due date	-	604,979

Loan payable to Agricultural and Commercial Bank, due on October 10, 2011 with annual interest at March 31, 2011 and December 31, 2010 of 5.75% and 5.75%, respectively, secured by certain assets of the Company	456,614	453,734

Loan payable to Bank of Communications, due on July 4, 2011 with annual interest at March 31, 2011 of 6.72%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%	304,409	-

Loan payable to Bank of Communications, due on July 6, 2011 with annual interest at March 31, 2011 of 6.72%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%	456,614	-

Total loans payable (current)	$1,217,637	$1,814,937

NOTE 9 - SEGMENT INFORMATION

For the three months ended March 31, 2011 and 2010, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment segment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries segment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 9 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
Revenues:
Dyeing and finishing equipment	$4,149,023	$4,993,233
Forged rolled rings and related components	13,417,357	11,847,449
	17,566,380	16,840,682
Depreciation:
Dyeing and finishing equipment	163,256	110,210
Forged rolled rings and related components	1,013,746	474,436
	1,177,002	584,646
Interest expense:
Dyeing and finishing equipment	-	-
Forged rolled rings and related components	29,702	26,976
Other (a)	-	47,943
	29,702	74,919
Net income (loss):
Dyeing and finishing equipment	423,442	499,978
Forged rolled rings and related components	2,441,673	1,971,425
Other (a)	(199,955)	(524,866)
	2,665,160	1,946,537
Identifiable long-lived tangible assets at March 31, 2011 and December 31, 2010 by segment:
Dyeing and finishing equipment	$8,246,250	$6,033,004
Forged rolled rings and related components	48,518,682	48,709,989
	$56,764,932	$54,742,993
Identifiable long-lived tangible assets at March 31, 2011 and December 31, 2010 by geographical location:
China	$56,764,932	$54,742,993
United States	-	-
	$56,764,932	$54,742,993

(a)
The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level and not allocable to any segment.

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

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 – STATUTORY RESERVES (continued)

For the three months ended March 31, 2011, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2010	$72,407	$1,168,796	$416,994	$1,658,197
Additional to statutory reserves	-	-	192,409	192,409
Balance – March 31, 2011	$72,407	$1,168,796	$609,403	$1,850,606

NOTE 11 – CONCENTRATIONS

Customers

One customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2011 and the three months ended March 31, 2010.  Each of these customers was a customer of the forged rolled rings and related components segment.  The following table sets forth sales to these customers.

	Three Months Ended March 31,
Customer	2011	2010
A	10%	0%
B	0%	23%

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2011 and the three months ended March 31, 2010.

	Three Months Ended March 31,
Supplier	2011	2010
A	12%	*
B	11%	*
C	16%	40%
D	*	27%

*	less than 10%.

NOTE 12 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of March 31, 2011 and December 31, 2010, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets were approximately $65,331,000 and $62,056,000, respectively.

CHINA WIND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2011, the Company issued 2,500 shares of its common stock to a director pursuant to an amended director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $7,850.

On April 1, 2011, the Company issued 7,500 shares of its common stock to its chief financial officer pursuant to the employment agreement between the Company and the chief financial officer. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $23,550.

On April 1, 2011, the Company issued 1,250 shares of its common stock to an employee pursuant to the engagement agreement between the Company and the employee. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $3,925.

On April 14, 2011, the Company issued 13,000 shares of common stock to an investor relations firm pursuant to an agreement with the firm.  The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $37,440.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Dollars	%	Dollars	%
Forged rolled rings - wind power industry	$10,182	58.0%	$6,953	41.3%
Forged rolled rings – other industries	3,235	18.4%	4,895	29.1%
Dyeing and finishing equipment	4,149	23.6%	4,993	29.6%
Total	$17,566	100.0%	$16,841	100.0%

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

During the first quarter of 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  We have since received follow-on orders for this product in the amount of $1.1 million. This equipment is being marketed and manufactured in our forged rolled rings segment.

Our products are sold for use by manufacturers of industrial equipment.  The demand for products used in manufacturing in general including wind power industries, is uncertain.  Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal, may affect the requirements by our customers and potential customers for our products.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

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

Raw materials

A major element of our cost of revenues is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 39% (12%, 11% and 16%, respectively) of our purchases of raw materials for the three months ended March 31, 2011 primarily consisting of steel for the forged rolled rings and related components segment.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2011 and 2010, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and development

Research and development costs are expensed as incurred.  We incurred minimal research and development expenses in the three months ended March 31, 2011 and 2010.  Product development expenses, which primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties, are included in general and administrative expenses.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating subsidiaries. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
Net revenues	$17,566	100.0%	$16,841	100.0%
Cost of revenues	13,013	74.1%	12,424	73.8%
Gross profit	4,553	25.9%	4,417	26.2%
Operating expenses	913	5.2%	1,484	8.8%
Income from operations	3,640	20.7%	2,933	17.4%
Other income (expenses)	(22)	(0.1)%	(76)	(0.4)%
Income before provision for income taxes	3,618	20.6%	2,857	17.0%
Provision for income taxes	953	5.4%	910	5.4%
Net income	2,665	15.2%	1,947	11.6%
Other comprehensive income:
Foreign currency translation adjustment	406	2.3%	7	0.0%

Comprehensive income	$3,071	17.5%	$1,954	11.6%

The following table sets forth information as to the gross margin for our two business segments for the three months ended March 31, 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended March 31, 2011
Revenues	$13,417	$4,149	$17,566
Cost of revenues	$9,739	$3,274	$13,013
Gross profit	$3,678	$875	$4,553
Gross margin %	27.4%	21.1%	25.9%

The following table sets forth information as to the gross margin for our two business segments for the three months ended March 31, 2010 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended March 31, 2010
Revenues	$11,848	$4,993	$16,841
Cost of revenues	$8,440	$3,984	$12,424
Gross profit	$3,408	$1,009	$4,417
Gross margin %	28.8%	20.2%	26.2%

Revenues. For the three months ended March 31, 2011, we had revenues of $17,566,000, as compared to revenues of $16,841,000 for the three months ended March 31, 2010, an increase of approximately 4.3%. The increase in revenue was attributable to the increase in revenue from our forged rolled rings and related products segment and offset by a decrease in revenue from our dyeing and finishing equipment segment, and is summarized as follows (dollars in thousands):

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Increase (Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$10,182	$6,953	$3,229	46.5%
Forged rolled rings and related products – other industries	3,235	4,895	(1,660)	(33.9)%
Dyeing and finishing equipment	4,149	4,993	(844)	(16.9)%
Total net revenues	$17,566	$16,841	$725	4.3%

The decrease in revenue from the sale of dyeing and finishing equipment reflects the business cycle as well as delays in purchasing new equipment designed to meet stricter environmental standards imposed by the Chinese government as textile manufacturers evaluate both their projected business in uncertain economic times and new equipment designed to meet the new standards.  We believe that our newest equipment meets the new standards.

Revenue from forging of rolled rings and related products totaled $13,417,000 for the three months ended March 31, 2011, with revenues of $10,182,000 from the wind power industry and revenues of $3,235,000 from other forging operations.  Due to the shift in focus of our sales effort to the wind segment, for the three months ended March 31, 2011, we increased sales of forged rolled rings to the wind power industry by 46.5% as compared to the comparable 2010 period. We experienced a 33.9% decrease in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries.  We believe that the increase in forging revenues from the wind industry reflects both the Chinese government’s stated desire to increase the use of wind power as an energy source and the shift in focus of our sales effort and the allocation of our resources to the wind market.

Cost of revenues. For the three months ended March 31, 2011, cost of revenues totaled $13,013,000 as compared to $12,424,000 for comparable 2010 period, an increase of $589,000, or 4.7%. Cost of revenues for the dyeing segment was $3,274,000 for the three months ended March 31, 2011, as compared to $3,984,000 for the comparable 2010 period. Cost of revenues related to the manufacture of forged rolled rings and related products was $9,739,000 for the three months ended March 31, 2011 as compared to $8,440,000 for the comparable 2010 period.

Gross profit and gross margin. Our gross profit was $4,553,000 for the three months ended March 31, 2011 as compared to $4,417,000 for the comparable 2010 period, representing gross margins of 25.9% and 26.2%, respectively. Gross profit for the dyeing segment was $875,000 for the three months ended March 31, 2011 as compared to $1,009,000 for the three months ended March 31, 2010, representing gross margins of approximately 21.1% and 20.2%, respectively. The increase in our gross margin for the dyeing segment was attributable to the decrease in the related miscellaneous sales taxes for which we received a credit in the 2011 quarter. Gross profit from forged rolled rings and related products segment was $3,678,000 for the three months ended March 31, 2011 as compared to $3,408,000 for the three months ended March 31, 2010, representing gross margins of approximately 27.4% and 28.8%, respectively. The decrease in our gross margin was mainly attributed to an increase in the cost of raw materials and an increase in labor costs in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which could not be passed on to our customers.

Depreciation. Depreciation was $1,177,000 for the three months ended March 31, 2011 and $585,000 for the three months ended March 31, 2010, of which $1,096,000 for the three months ended March 31, 2011 and $502,000 for the three months ended March 31, 2010 is included in cost of sales and $81,000 for the three months ended March 31, 2011 and $83,000 for the three months ended March 31, 2010 is included in operating expenses. The overall increase in depreciation is attributable to the increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products segment.  We expect depreciation to increase in future periods, as we install and place in service new equipment and facilities related to our production line.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $832,000 for the three months ended March 31, 2011, as compared to $1,401,000 for the three months ended March 31, 2010, a decrease of $569,000 or approximately 40.6%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Professional fees	$61	$76
Bad debt (recovery) expense	(7)	251
Payroll and related benefits	186	427
Travel	41	90
Shipping	359	398
Other	192	159
	$832	$1,401

•
Professional fees decreased for the three months ended March 31, 2011 by $15,000, or 19.7%, as compared to the three months ended March 31, 2010. The decrease is primarily attributed to a decrease in stock transfer fee of approximately $11,000 and a decrease in other professional fees of approximately $4,000.

•
For the three months ended March 31, 2011, we had a bad debt recovery of approximately $7,000 as compared to bad debt expense of approximately $251,000 for the three months ended March 31, 2010. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits decreased for the three months ended March 31, 2011 by $241,000, or 56.4%, as compared to the three months ended March 31, 2010. The decrease was mainly attributable to a decrease in stock-based compensation of $276,000 offset by an increase in compensation and related benefits of approximately $35,000 in our dyeing and finishing segment and forged rolled rings and related products segment resulting from increased operations.

•
Travel expense for the three months ended March 31, 2011 decreased by $49,000, or 54.4%, as compared to the three months ended March 31, 2010. The decrease is primarily related to the decrease in travel for investor road shows and conferences.

•
Shipping expense for the three months ended March 31, 2011 decreased by $39,000, or 9.8%, as compared to the three months ended March 31, 2010. The decrease was primarily attributable to a slight decrease in our sales quantity and we only paid partial shipping fees for some customers in the three months ended March 31, 2011.

•
Other selling, general and administrative expenses for the three months ended March 31, 2010 increased by $33,000, or 20.8%, as compared with the three months ended March 31, 2010. The increase was primarily attributed to an increase in maintenance expense of approximately $13,000, an increase in insurance expense of approximately $16,000 and an increase in other miscellaneous expenses of approximately $4,000.

Income from operations. For the three months ended March 31, 2011, income from operations amounted to $3,640,000, as compared to $2,932,000 for the three months ended March 31, 2010, an increase of $708,000 or 24.1%.

Other income (expenses). For the three months ended March 31, 2011, other expenses amounted to $22,000 as compared to $76,000 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, other income (expense) included:

•	interest expense of $30,000, which reflecting an increase in our interest rates;

•	foreign currency losses of $1,000;

•	interest income of $1,000;

•
other income of $9,000. In the 2011 period, we rented out a portion of our office space and generated rent revenue of approximately $4,000. Additionally, during the 2011 period, we recognized grant income of $5,000 for grants received from the local government. We used the grant for working capital purposes.

For the three months ended March 31, 2010, other income (expense) included:

•
interest expense of $75,000, consisting of non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $30,000 incurred on our outstanding loans;

•	foreign currency losses of $2,000; and

•	interest income of $1,000.

Income tax expense. Income tax expense totaled $953,000 for the three months ended March 31, 2011, as compared to $910,000 for the three months ended March 31, 2010, an increase of $43,000, or approximately 4.7% which was primarily attributable to the increase in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $2,665,000 for the three months ended March 31, 2011, as compared with $1,947,000 for the three months ended March 31, 2010. This translates to basic net income per common share of $0.14 and $0.11, and diluted net income per common share of $0.10 and $0.08, for the three months ended March 31, 2011 and 2010, respectively.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $406,000 for the three months ended March 31, 2011 as compared to $7,000 for the three months ended March 31, 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the three months ended March 31, 2011 of $3,071,000, compared with $1,954,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2011 and December 31, 2010, we had cash balances of $1,252,597 and $947,177, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
Country:
United States	$268	21.4%	$97	10.3%
China	985	78.6%	850	89.7%
Total cash and cash equivalents	$1,253	100.0%	$947	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2010 to March 31, 2011 (dollars in thousands):

			December 31, 2010 to March 31, 2011
Category	2011	2010	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,253	$947	306	32.2%
Notes receivable	213	51	162	321.2%
Accounts receivable, net of allowance for doubtful accounts	6,175	8,208	(2,033)	(24.8)%
Inventories, net of reserve for obsolete inventory	4,577	3,371	1,206	35.8%
Advances to suppliers	626	334	292	87.4%
Prepaid value-added taxes on purchase	2,522	2,760	(238)	(8.6)%
Prepaid expenses and other current assets	140	36	104	286.2%
Current liabilities:
Loans payable	1,218	1,815	(597)	(32.9)%
Accounts payable	6,641	7,661	(1,020)	(13.3)%
Accrued expenses	662	526	136	26.0%
VAT and service taxes payable	-	81	(81)	(100.0	) %
Advances from customers	314	236	78	33.2%
Income tax payable	1,158	1,332	(174)	(13.1)%
Working capital:
Total current assets	15,506	15,707	(201)	(1.3	) %
Total current liabilities	9,993	11,651	(1,658)	(14.2)%
Working capital	5,513	4,056	1,457	35.9%

Our working capital increased $1,457,000 to $5,513,000 at March 31, 2011 from working capital of $4,056,000 at December 31, 2010. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of $306,000, an increase in notes receivable of $162,000, an increase in inventories, net of reserve for obsolete inventory, of $1,206,000, an increase in advances to suppliers of $292,000, an increase in prepaid expenses and other current assets of $104,000, a decrease in loans payable of $597,000, a decrease in accounts payable of $1,020,000, a decrease in VAT and service taxes payable of $81,000 and a decrease in income taxes payable of $174,000, offset by a decrease in accounts receivable, net of allowance for doubtful accounts, of $2,033,000, a decrease in prepaid VAT on purchases of $238,000, an increase in accrued expenses of $136,000, and an increase in advance from customers of $78,000.

Net cash flow provided by operating activities was $3,428,000 for the three months ended March 31, 2011 as compared to $1,732,000 for the three months ended March 31, 2010, an increase of $1,696,000.

•
Net cash flow provided by operating activities for the three months ended March 31, 2011 was primarily due to net income of $2,665,000, a decrease in accounts receivable of $2,086,000 and increase in depreciation of $1,177,000, offset primarily by an increase in inventory of $1,181,000 and a decrease in accounts payable of $1,065,000.

•
Net cash flow provided by operating activities for the three months ended March 31, 2010 was primarily due to net income of $1,947,000, increases in accounts payable of $1,412,000 and depreciation of $585,000, offset primarily by increases in inventory of $1,096,000 and accounts receivable of $1,075,000.

Net cash flow used in investing activities, which reflected the purchase of property and equipment, was $2,847,000 for the three months ended March 31, 2011 as compared to $2,811,000 for the three months ended March 31, 2010.

Net cash flow used in financing activities was $282,000 for the three months ended March 31, 2011 as compared to net cash flow provided by financing activities of $1,270,000 for the three months ended March 31, 2010. During the three months ended March 31, 2011, we received proceeds from loans of $759,000, proceeds from the sale of common stock of $125,000, proceeds from exercise of common stock warrants of $200,000 offset by the repayment of loans of $1,366,000. For the three months ended March 31, 2010, we received $1,600,000 from the exercise of warrants offset by the repayment of loans of $330,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products for the solar industry as well as additional investment in our forged rolled rings division.  We also expect to incur modest expenses in maintaining our dyeing business.  We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2011 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Bank loans (1)	$1,218	$1,218	$-	$-	$-

Total	$1,218	$1,218	$-	$-	$-

(1)	Bank loans consists of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended March 31, 2011, we had unrealized foreign currency translation gain of $405,828, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Fernando Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Liu concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   As previously reported in our Form 10-K for the year ended December 31, 2010, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2010.

In order to correct the foregoing deficiencies, we have taken the following remediation measures during the first quarter of 2011:

•
In January 2011, we hired a chief financial officer with experience in internal control and U.S. GAAP reporting compliance, and, together with our vice president of financial reporting and our chief executive officer oversee and manage our financial reporting process and the required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions and, during the first quarter of 2011,  we hired a Sarbanes-Oxley consulting firm to assist us with implementation of stronger internal controls and procedures.

•
We have adopted a formal plan and we expect to take significant steps to implement this plan during the next few months.   To the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, we did not make any sales of unregistered securities that were not reported on a Form 8-K, except as follows.

In February, we issued 312,000 shares of its common stock upon the conversion of series A preferred stock. The issuance of such shares was exempt from the registration requirement of the Securities Act by virtue of Section 3(a) (9) of such Act.

In February and March 2011, we issued a total of 353,357 shares of series A preferred stock upon the exercise of warrants, for which the Company received total cash proceeds of $200,000.  The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering.  The purchaser was an accredited investor who acquired the shares for its own account and not with a view to the sale or distribution thereof.  The certificates for the shares bear a restricted stock legend.

ITEM 6. EXHIBITS

31.1           Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32.1           Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WIND SYSTEMS, INC.

Date: May 16, 2011	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: May 16, 2011	By:	/s/ Fernando Liu
Fernando Liu, Chief Financial Officer and Principal Accounting Officer