Form 10-Q
period 2011-06-30
Cleantech Solutions International, Inc.,
filed 2011-08-15
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-34591

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
 (Name of Registrant as specified in its charter)

DELAWARE	74-2235008
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Township, Huishan District, Wuxi City
Jiangsu Province, China 150090
 (Address of principal executive office)

(86) 51083397559
 (Registrant’s telephone number)

China Wind Systems, Inc.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  20,144,813 shares of common stock are issued and outstanding as of August 12, 2011.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2011

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3
	Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4	Controls and Procedures.	39
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.	40
Item 6.	Exhibits.	40

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements.
CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,624,570	$947,177
Restricted cash	154,703	-
Notes receivable	192,655	50,593
Accounts receivable, net of allowance for doubtful accounts	6,768,512	8,207,797
Inventories, net of reserve for obsolete inventory	4,163,082	3,371,128
Advances to suppliers	1,972,876	333,923
Prepaid VAT on purchases	2,060,594	2,759,763
Prepaid expenses and other	241,519	36,338

Total Current Assets	17,178,511	15,706,719

PROPERTY AND EQUIPMENT - net	58,316,962	54,742,993

OTHER ASSETS:
Land use rights, net	3,807,570	3,767,159

Total Assets	$79,303,043	$74,216,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,320,545	$1,814,937
Bank acceptance notes payable	154,703	-
Accounts payable	4,958,936	7,660,768
Accrued expenses	980,089	526,006
VAT and service taxes payable	-	81,614
Advances from customers	1,395,444	236,004
Income taxes payable	748,471	1,331,713

Total Current Liabilities	10,558,188	11,651,042

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (60,000,000 shares authorized, all of which were designated as series A convertible preferred, 15,975,983 and 16,205,268 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively)	15,976	16,205
Common stock ($0.001 par value; 150,000,000 shares authorized;
19,284,516 and 18,751,128 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively)	19,284	18,751
Additional paid-in capital	27,431,873	26,579,053
Retained earnings	32,802,710	29,264,152
Statutory reserve	1,954,758	1,658,197
Accumulated other comprehensive gain - foreign currency translation adjustment	6,520,254	5,029,471

Total Stockholders' Equity	68,744,855	62,565,829

Total Liabilities and Stockholders' Equity	$79,303,043	$74,216,871

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$12,608,181	$18,977,274	$30,174,561	$35,817,956

COST OF REVENUES	9,557,236	14,000,017	22,571,010	26,424,004

GROSS PROFIT	3,050,945	4,977,257	7,603,551	9,393,952

OPERATING EXPENSES:
Depreciation	340,208	78,060	420,795	161,015
Selling, general and administrative	1,028,695	894,805	1,860,496	2,296,181

Total Operating Expenses	1,368,903	972,865	2,281,291	2,457,196

INCOME FROM OPERATIONS	1,682,042	4,004,392	5,322,260	6,936,756

OTHER INCOME (EXPENSE):
Interest income	118	1,478	830	2,722
Interest expense	(32,826)	(18,494)	(62,528)	(93,413)
Foreign currency loss	(1,884)	(5,042)	(3,341)	(6,901)
Grant income	-	49,146	-	49,146
Other income	68,463	-	77,113	-

Total Other Income (Expense)	33,871	27,088	12,074	(48,446)

INCOME BEFORE INCOME TAXES	1,715,913	4,031,480	5,334,334	6,888,310

INCOME TAXES	545,954	1,007,823	1,499,215	1,918,116

NET INCOME	$1,169,959	$3,023,657	$3,835,119	$4,970,194

COMPREHENSIVE INCOME:
NET INCOME	$1,169,959	$3,023,657	$3,835,119	$4,970,194

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,084,955	208,813	1,490,783	216,083

COMPREHENSIVE INCOME	$2,254,914	$3,232,470	$5,325,902	$5,186,277

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.17	$0.20	$0.29
Diluted	$0.05	$0.12	$0.15	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,196,600	17,574,225	19,062,028	17,414,400
Diluted	25,097,570	25,210,214	25,377,608	25,193,517

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,835,119	$4,970,194
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,503,759	1,200,642
Amortization of debt discount to interest expense	-	44,993
Amortization of land use rights	45,138	43,245
Increase in allowance for doubtful accounts	166,640	223,333
Stock-based compensation expense	214,807	345,386
Changes in assets and liabilities:
Restricted cash	(152,714)	-
Notes receivable	(139,095)	137,942
Accounts receivable	1,439,402	(800,348)
Inventories	(705,682)	(1,221,872)
Prepaid value-added taxes on purchases	752,472	(330,132)
Prepaid and other current assets	(91,109)	147,299
Advances to suppliers	(1,610,347)	73,262
Bank acceptance notes payable	152,714	-
Accounts payable	(2,838,972)	1,646,567
Accrued expenses	438,205	(203,916)
VAT and service taxes payable	(82,407)	55,425
Income taxes payable	(605,803)	30,102
Advances from customers	1,139,208	177,212

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,461,335	6,539,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,796,171)	(7,980,484)

NET CASH USED IN INVESTING ACTIVITIES	(4,796,171)	(7,980,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	1,832,570	-
Repayment of bank loans	(1,374,428)	(1,061,556)
Proceeds from sale of common stock	125,000	-
Proceeds from exercise of warrants	400,000	1,600,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	983,142	538,444

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	29,087	5,024

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	677,393	(897,682)

CASH AND CASH EQUIVALENTS - beginning of year	947,177	2,278,638

CASH AND CASH EQUIVALENTS - end of period	$1,624,570	$1,380,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$62,528	$50,563
Income taxes	$2,105,018	$1,888,014

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred converted to common shares	$936	$1,910
Common stock issued for future service	$113,317	$424

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cleantech Solutions International, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc., and on June 13, 2011, the Company’s corporate name was changed to Cleantech Solutions International, Inc. Through its affiliated companies and subsidiaries, the Company manufactures and sells high precision forged rolled rings and related products for the wind power industry and other industries.  The Company also makes textile dyeing and finishing machines.  The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The accompanying unaudited condensed consolidated financial statements for Cleantech Solutions International, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2011 and December 31, 2010, the Company’s cash balances by geographic area were as follows:

	June 30, 2011		December 31, 2010
Country:
United States	$27,459	1.7%	$97,188	10.3%
China	1,597,111	98.3%	849,989	89.7%
Total cash and cash equivalents	$1,624,570	100.0%	$947,177	100.0%

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $192,655 and $50,593 at June 30, 2011 and December 31, 2010, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,025,830 and $1,815,508, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $169,906 and $166,108 at June 30, 2011 and December 31, 2010, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,972,876 and $333,923 as of June 30, 2011 and December 31, 2010, respectively.

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

Included in property and equipment is construction-in-progress which consisted of factory improvements and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation of the assets. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to a related party.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2011 and 2010.

Advances from customers

Advances from customers at June 30, 2011 and December 31, 2010 amounted to $1,395,444 and $236,004, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the six months ended June 30, 2011 and 2010, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Shipping costs

Shipping costs are included in selling expenses and totaled $670,718 and $693,424 for the six months ended June 30, 2011 and 2010, respectively.

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

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2011 and 2010, research and development costs were not material.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2011 and 2010 was $29,087 and $5,024, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. Other than for the purchase of equipment from non-Chinese suppliers, the Company does not enter into any material transaction in foreign currencies.  Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2011 and December 31, 2010 were translated at 6.4640 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2011 and 2010 were 6.54818 RMB and 6.83475 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,169,959	$3,023,657	$3,835,119	$4,970,194

Weighted average common stock outstanding – basic	19,196,600	17,574,225	19,062,028	17,414,400
Effect of dilutive securities:
Series A convertible preferred stock	5,324,034	4,978,088	5,314,096	4,978,088
Warrants	576,936	2,657,901	1,001,484	2,801,029
Weighted average common stock outstanding – diluted	25,097,570	25,210,214	25,377,608	25,193,517

Net income per common share - basic	$0.06	$0.17	$0.20	$0.29
Net income per common share - diluted	$0.05	$0.12	$0.15	$0.20

The Company's total common stock equivalents at June 30, 2011 and December 31, 2010 include the following:

	June 30, 2011	December 31, 2010
Warrants	2,201,582	2,524,654
Series A convertible preferred stock	5,325,329	5,401,756
Total	7,526,911	7,926,410

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation—Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2011 and December 31, 2010, accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010
Accounts receivable	$8,794,342	$10,023,305
Less: allowance for doubtful accounts	(2,025,830)	(1,815,508)
	$6,768,512	$8,207,797

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
NOTE 3 - INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$1,887,845	$1,573,841
Work in process	1,715,748	1,302,015
Finished goods	729,395	661,380
	4,332,988	3,537,236
Less: reserve for obsolete inventory	(169,906)	(166,108)
	$4,163,082	$3,371,128

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consist of the following:

	Useful Life	June 30, 2011	December 31, 2010
Office equipment and furniture	5 Years	$183,998	$127,522
Manufacturing equipment	5 – 10 Years	52,159,999	42,473,873
Vehicles	5 Years	122,303	119,569
Construction in progress	-	15,844	3,837,975
Building and building improvements	20 Years	17,387,323	16,998,647
		69,869,467	63,557,586
Less: accumulated depreciation		(11,552,505)	(8,814,593)
		$58,316,962	$54,742,993

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $2,503,759 and $1,200,642, of which $2,082,964 and $1,039,627 is included in cost of sales, for the six months ended June 30, 2011 and 2011, respectively.  Depreciation is not taken during the period of construction or during the period of equipment.  Upon completion of the installation of equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the six months ended June 30, 2011 and 2010, amortization of land use rights amounted to $45,138 and $43,245, respectively. At June 30, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	June 30, 2011	December 31, 2010
Land use rights	45- 50 years	$4,177,103	$4,083,728
Less: accumulated amortization		(369,533)	(316,569)
		$3,807,570	$3,767,159

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:
2012	$91,451
2013	91,451
2014	91,451
2015	91,451
2016	91,451
Thereafter	3,350,315
$3,807,570

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock issued for services

During the six months ended June 30, 2011, the Company issued an aggregate of 5,000 shares of its common stock to a director pursuant to an amended director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $16,674.

During the six months ended June 30, 2011, the Company issued an aggregate of 15,000 shares of its common stock to its chief financial officer pursuant to the employment agreement between the Company and the chief financial officer. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $50,025.

In March 2011, the Company issued an aggregate of 15,250 shares of its common stock to employees pursuant to the Company’s 2010 long-term incentive plan, of which 7,000 shares were granted to the Company’s chief executive officer.  None of the other shares were issued to executive officers or directors.  The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $49,594.

On April 1, 2011, the Company issued 1,250 shares of its common stock to an employee pursuant to the engagement agreement between the Company and the employee. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $3,925.

On April 14, 2011, the Company issued 13,000 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2010.  The shares, which were issued pursuant to the 2010 long-term incentive plan, are valued at the fair value on the grant date. For the six months ended June 30, 2011, the Company recorded stock-based professional fees of $37,440.

On May 26, 2011, the Company authorized the issuance of 12,500 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2011. The shares, which are issuable in two installments of 6,250 shares, are valued at the fair value on the grant date, and the Company recorded stock-based professional fees of $3,917.

In June 2011, the Company issued an aggregate of 78,000 shares of its common stock to employees pursuant to the Company’s 2010 long-term incentive plan, of which 41,000 shares were granted to the Company’s chief executive officer.  None of the other shares were issued to executive officers or directors.  The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $48,706 and prepaid expenses of $93,734 which will be amortized during the rest of service period.

On June 29, 2011, the Company issued 4,526 shares of its common stock to a director pursuant to a director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $4,526.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(b) Common stock issued for preferred share conversions

In February, the Company issued 312,000 shares of its common stock upon the conversion of 936,000 series A preferred shares.

(c)  Common stock sold for cash

On January 18, 2011, the Company sold 35,014 shares of its common stock to its chief financial officer for $125,000, representing the market price on January 18, 2011, the date of the stock purchase agreement.

(d)  Common stock issued on exercise of warrants

On May 17, 2011, the Company issued 41,848 shares of its common stock upon the cashless exercise of warrants.

(e)  Series A preferred stock issued for warrants exercise

During the period from February to April 2011, the Company issued a total of 706,715 shares of series A preferred stock upon the exercise of warrants, for which the Company received total cash proceeds of $400,000.  Each share of series A preferred stock is convertible into one-third share of common stock.

(f)  Warrants

On May 12, 2011, the Company issued 41,848 shares of its common stock in connection with the cashless exercise of 87,500 warrants.

Warrant activities for the six months ended June 30, 2011 are summarized as follows:

	Six Months Ended June 30, 2011
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	2,524,654	$1.57
Granted	-	-
Exercised	(323,072)	1.56
Forfeited	-	-
Balance at June 30, 2011	2,201,582	$1.57

Warrants exercisable at June 30, 2011	2,201,582	$1.57

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$1.698	1,649,991	1.38	$1.698	1,649,991	$1.698
$1.200	551,591	1.38	1.200	551,591	1.200
	2,201,582	1.38	$1.57	2,201,582	$1.57

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 8 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At June 30, 2011 and December 31, 2010, short-term bank loans consisted of the following:
	June 30,	December 31,
	2011	2010
Loan from Bank of Communications, due on February 1, 2011 with annual interest at December 31, 2010 of 4.86%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on due date.	-	756,224

Loan from Agricultural and Commercial Bank, due on March 31, 2011 with annual interest at December 31, 2010 of 5.75%, secured by certain assets of the Company and repaid on due date.	-	604,979

Loan from Agricultural and Commercial Bank, due on October 30, 2011 with annual interest at June 30, 2011 and December 31, 2010 of 5.75% and 5.75%, respectively, secured by certain assets of the Company.	464,109	453,734

Loan from Bank of Communications, due on July 4, 2011 with annual interest at June 30, 2011 of 6.72%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on the due date.	309,406	-

Loan from Bank of Communications, due on July 6, 2011 with annual interest at June 30, 2011 of 6.72%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120% and repaid on the due date.	464,109	-

Loan from Agricultural and Commercial Bank, due on March 30, 2012 with annual interest at June 30, 2011 of 7.88%, secured by certain assets of the Company.	618,812	-

Loan from China Mechanical Bank, due on December 29, 2011 with annual interest at June 30, 2011 of 6.73%.	464,109	-

Total short-term bank loans	$2,320,545	$1,814,937

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 9 - SEGMENT INFORMATION

For the six months ended June 30, 2011 and 2010, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment segment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries segment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Dyeing and finishing equipment	$3,901,293	$5,224,490	$8,050,316	$10,217,723
Forged rolled rings and related components	8,706,888	13,752,784	22,124,245	25,600,233
	12,608,181	18,977,274	30,174,561	35,817,956
Depreciation:
Dyeing and finishing equipment	234,331	124,892	397,587	235,102
Forged rolled rings and related components	1,092,426	491,104	2,106,172	965,540
	1,326,757	615,996	2,503,759	1,200,642
Interest expense:
Dyeing and finishing equipment	-	-	-	-
Forged rolled rings and related components	32,826	18,494	62,528	45,470
Other (a)	-	-	-	47,943
	32,826	18,494	62,528	93,413
Net income (loss):
Dyeing and finishing equipment	406,206	702,525	829,648	1,202,503
Forged rolled rings and related components	1,048,738	2,516,330	3,490,411	4,487,755
Other (a)	(284,985)	(195,198)	(484,940)	(720,064)
	1,169,959	3,023,657	3,835,119	4,970,194
Identifiable long-lived tangible assets at June 30, 2011 and December 31, 2010 by segment:
Dyeing and finishing equipment	$10,061,338	$6,033,004
Forged rolled rings and related components	48,255,624	48,709,989
	$58,316,962	$54,742,993
Identifiable long-lived tangible assets at June 30, 2011 and December 31, 2010 by geographical location:
China	$58,316,962	$54,742,993
United States	-	-
	$58,316,962	$54,742,993

 (a)      The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level and not allocable to any segment.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. The Company’s bank acceptance notes payables consist of the following:

	June 30, 2011	December 31, 2010
Agricultural and Commercial Bank, non-interest bearing, due on October 12, 2011,collateralized by 100% of restricted cash deposited	$154,703	$-
Total	$154,703	$-

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

For the six months ended June 30, 2011, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2010	$72,407	$1,168,796	$416,994	$1,658,197
Additional to statutory reserves	-	-	296,561	296,561
Balance – June 30, 2011	$72,407	$1,168,796	$713,555	$1,954,758

NOTE 12 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the six months ended June 30, 2011 and one customer accounted for 10% or more of the Company’s revenues during the six months ended June 30, 2010.  The customer was from the forged rolled rings and related components segment.  The following table sets forth sales to the customer.

	Six Months Ended June 30,
Customer	2011	2010
A	*	24%

*     Less than 10%.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2011 and 2010.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 12 – CONCENTRATIONS (Continued)

Suppliers (continued)
	Six Months Ended June 30,
Supplier	2011	2010
A	*	11%
B	17%	*
C	*	22%
D	14%	28%
E	12%	*
F	11%	*

*       less than 10%.

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

As of June 30, 2011 and December 31, 2010, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets were approximately $67,871,000 and $62,056,000, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On July 1, 2011, the Company issued 2,500 shares of its common stock to a director pursuant to an amended director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $2,350.

On July 19, 2011, the Company issued 7,500 shares of its common stock to its chief financial officer pursuant to the employment agreement between the Company and the chief financial officer. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $7,200.

On July 19, 2011, the Company issued 1,250 shares of its common stock to an employee pursuant to the engagement agreement between the Company and the employee. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $1,200.

In July and August 2011, the Company issued 844,667 shares of common stock upon the conversion of series A preferred stock.

On July 7, 2011, the board of directors authorized the issuance of 8,760 shares of common stock to a director pursuant to an agreement with the director, which were issuable in two installments.  The Company issued 4,380 shares of common stock in August 2011 and the remaining 4,380 shares of common stock are issuable in January.  The 8,760 shares were valued at $12,000, being the fair market value of the shares on the date of the director’s election to the board.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 14 – SUBSEQUENT EVENTS (continued)

On July 11, 2011, the Company renewed its loan agreement with Bank of Communication in the amount of $464,109. The loan is due on January 10, 2012 with interest at the annual rate of 7.32%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.

On July 13, 2011, the Company renewed its loan agreement with Bank of Communication in the amount of $309,406. The loan is due on July 13, 2012 with interest at the annual of 7.32%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in two business segments – the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components for the wind power and other industries as well as equipment for the solar power industry, and the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines.

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Forged rolled rings - wind power industry	$6,246	49.5%	$9,181	48.4%	$16,428	54.4%	$16,134	45.0%
Forged rolled rings - other industries	2,461	19.5%	4,571	24.1%	5,696	18.9%	9,466	26.4%
Dyeing and finishing equipment	3,901	31.0%	5,225	27.5%	8,051	26.7%	10,218	28.6%
Total	$12,608	100.0%	$18,977	100.0%	$30,175	100.0%	$35,818	100.0%

Forged rolled rings and related components segment

Prior to 2009, the manufacturing of textile dyeing and finishing machines was our principal source of revenue. We have changed our focus to the manufacture of forged rolled rings, shafts, gear rims and yaw bearings in order to meet the growing demands of China’s wind energy and other industries that require precision-manufactured products.

Through our forged rolled rings and other related products division, we supply precision forged rolled rings and other forged components to the wind and other industries.  These components are used in wind turbines, which are used to generate wind power.  The government of the PRC continues to expand significantly its goal for installed wind energy capacity.  We began to manufacture shafts and forged rolled rings for gear rims, flanges and other applications in our new 108,000 square foot manufacturing facility which became operational in March 2009.

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

In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted (“ESR”) forged products for the high performance components market for various industries.  We believe that ESR forged products will be important components in the next generation of larger wind turbines, offshore wind turbines and other high performance components, which will require stronger steel alloy precision forged components than the smaller turbines.  ESR technology is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We delivered the initial units from this production line in July 2010 to one customer, which has been our only ESR customer through June 30, 2011.

For the six months ended June 30, 2011, we generated revenue of $1,668,500 from the sale of ESR forged products as compared to $0 for the comparable period of 2010. This customer is using our ESR products primarily in the steel manufacturing equipment and accordingly revenues from the sale of RSP products are included in forged rolled rings - other industries.

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

In 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  This equipment is being marketed and manufactured in our forged rolled rings segment.

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

Dyeing and finishing equipment segment

In connection with our Dyeing and finishing equipment segment, despite the world economic slowdown, for the year 2009, China’s gross output value for textiles rose by 10.3% year on year to RMB 3.8 trillion (approximately $576 billion), while the amount of clothes produced increased by 6.9% year on year to 23.75 billion units, as reported by the China National Textile and Apparel Council, Ministry and Industry Information Technology. We believe weak overseas demand has been more than offset by strong demand within China. If the local demand for textile machinery deteriorates or if we cannot generate acceptable margins, we will discontinue this business to focus on the sale of forged rolled rings and related products.

Raw materials

A major element of our cost of revenues is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided approximately 54% (17%, 14%, 12% and 11%, respectively) of our purchases of raw materials for the six months ended June 30, 2011 primarily consisting of steel for the forged rolled rings and related components segment.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the six months ended June 30, 2011 and 2010, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation—Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

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

Our financial statements are expressed in U.S. dollars, which is the functional currency of our parent company is U.S. dollars. The functional currency of our operating subsidiaries and affiliates is RMB.  To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
Net revenues	$12,608	100.0%	$18,977	100.0%
Cost of revenues	9,557	75.8%	14,000	73.8%
Gross profit	3,051	24.2%	4,977	26.2%
Operating expenses	1,369	10.9%	973	5.1%
Income from operations	1,682	13.3%	4,004	21.1%
Other income (expenses)	34	0.3%	27	0.1%
Income before provision for income taxes	1,716	13.6%	4,031	21.2%
Provision for income taxes	546	4.3%	1,008	5.3%
Net income	1,170	9.3%	3,023	15.9%
Other comprehensive income:
Foreign currency translation adjustment	1,085	8.6%	209	1.1%
Comprehensive income	$2,255	17.9%	$3,232	17.0%

	Six Months Ended June 30, Percent Dollars Percent
	2011		2010
	Dollars	Percent	Dollars	Percent
Net revenues	$30,175	100.0%	$35,818	100.0%
Cost of revenues	22,571	74.8%	26,424	73.8%
Gross profit	7,604	25.2%	9,394	26.2%
Operating expenses	2,282	7.6%	2,457	6.9%
Income from operations	5,322	17.6%	6,937	19.4%
Other income (expenses)	12	0.0%	(49)	(0.1)%
Income before provision for income taxes	5,334	17.7%	6,888	19.2%
Provision for income taxes	1,499	5.0%	1,918	5.4%
Net income	3,835	12.7%	4,970	13.9%
Other comprehensive income: Foreign currency translation adjustment	1,491	4.9%	216	0.6%
Comprehensive income	$5,326	17.7%	$5,186	14.5%

The following table sets forth information as to the gross margin for our two business segments for the three and six months ended June 30, 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
Revenues	$8,707	$3,901	$12,608	$22,124	$8,051	$30,175
Cost of revenues	$6,483	$3,074	$9,557	$16,222	$6,349	$22,571
Gross profit	$2,224	$827	$3,051	$5,902	$1,702	$7,604
Gross margin %	25.5%	21.2%	24.2%	26.7%	21.1%	25.2%

The following table sets forth information as to the gross margin for our two business segments for the three and six months ended June 30, 2010 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Revenues	$13,752	$5,225	$18,977	$25,600	$10,218	$35,818
Cost of revenues	$9,856	$4,144	$14,000	$18,296	$8,128	$26,424
Gross profit	$3,896	$1,081	$4,977	$7,304	$2,090	$9,394
Gross margin %	28.3%	20.7%	26.2%	28.5%	20.5%	26.2%

Revenues. For the six months ended June 30, 2011, we had revenues of $30,175,000, as compared to revenues of $35,818,000 for the six months ended June 30, 2010, a decrease of approximately 15.8%. For the three months ended June 30, 2011, we had revenues of $12,608,000, as compared to revenues of $18,977,000 for the three months ended June 30, 2010, a decrease of approximately 33.6%. The decrease in revenue was attributable to the decrease in revenue from both our forged rolled rings and related products segment and dyeing and finishing equipment segment, and is summarized as follows (dollars in thousands):

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$16,428	$16,134	$294	1.8%
Forged rolled rings and related products – other industries	5,696	9,466	(3,770)	(39.8)%
Dyeing and finishing equipment	8,051	10,218	(2,167)	(21.2)%
Total net revenues	$30,175	$35,818	$(5,643)	(15.8)%

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$6,246	$9,181	$(2,935)	(32.0)%
Forged rolled rings and related products – other industries	2,461	4,571	(2,110)	(46.2)%
Dyeing and finishing equipment	3,901	5,225	(1,324)	(25.3)%
Total net revenues	$12,608	$18,977	$(6,369)	(33.6)%

Revenue from forging of rolled rings and related products totaled $22,124,000 for the six months ended June 30, 2011, with revenues of $16,428,000 from the wind power industry and revenues of $5,696,000 from other forging operations. Revenue from forging of rolled rings and related products totaled $8,707,000 for the three months ended June 30, 2011, with revenues of $6,246,000 from the wind power industry and revenues of $2,461,000 from other forging operations.  Due to the shift in focus of our sales effort to the wind segment, for the six months ended June 30, 2011, we increased sales of forged rolled rings to the wind power industry by 1.8% as compared to the comparable 2010 period. For the six months ended June 30, 2011, we experienced a 39.8% decrease in forging revenues from other industries, such as the railway, heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, and defense and radar industries.

The overall decrease in revenue from forging of rolled rings and related products was primarily attributable to:

(i)
An apparent decline in the growth rate for the wind industry in China following six years of rapid growth.  According to the Global Wind Energy Council’s “Global Wind Energy Outlook 2010 Report” as published on the council’s website, 2009 marked China’s sixth consecutive year of doubling its total installed capacity and surpassed 25.8 gigawatts in total capacity installed at the end of 2009. During the six months ended June 30, 2011, we sold approximately 13,400 metric tons of forged products as compare to 18,800 metric tons for the comparable 2010 period, a decrease in sales volume of 23.5%.  During the six months ended June 30, 2011, we increased our selling price by approximately 7.1% as compared to the comparable 2010 period.  The increase in our selling price was reflected a portion of the cost increases in raw materials and labor.   We were not able to increase our prices to reflect the full cost increase.

(ii)
We believe there has been an increase in overall competition in the forged product market as industry capacity has increased.  Additionally, some top turbine manufacturers that use forged products, which are not our customers or potential customers, have built their own forging capacity to save costs by vertical integration and to have better leverage when negotiating with the component suppliers. This may result in downward pressure on our pricing and may indirectly effect our sales. Our products are sold for use by manufacturers of industrial equipment.  The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our customers and potential customers for our products which has had an effect of lessening the demand for products such as ours.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will continue to be affected.

(iii)
 In 2011, the China central bank tightened the monetary supply which has negatively affected wind farm developers who rely heavily on bank loans to develop new wind farms and has resulted in a reduced demand for wind turbines and turbine systems, which, in turn affected our products.

The decrease in revenue from the sale of dyeing and finishing equipment reflects the business cycle as well as delays by customers in purchasing new equipment designed to meet stricter environmental standards imposed by the Chinese government as textile manufacturers evaluate both their projected business in uncertain economic times and new equipment designed to meet the new standards. We believe that our newest equipment meets the new standards. In addition, some customers have a shortage of working capital due to more restrictive finance policies established recently by Chinese government, resulting in a delay in the purchase of new production machinery.  We believe that our customers are using their existing equipment longer before replacing the equipment. We believe that 2011 revenues from the sale of dyeing and finishing equipment will continue to be weak.

Cost of revenues. For the six months ended June 30, 2011, cost of revenues totaled $22,571,000 as compared to $26,424,000 for the six months ended June 30, 2010, a decrease of $3,853,000, or 14.6%. For the three months ended June 30, 2011, cost of revenues totaled $9,558,000 as compared to $14,000,000 for the three months ended June 30, 2010, a decrease of $4,442,000, or 31.7%. Cost of revenues for the dyeing segment was $6,349,000 for the six months ended June 30, 2011, as compared to $8,128,000 for the six months ended June 30, 2010. Cost of revenues related to the manufacture of forged rolled rings and related products was $16,222,000 for the six months ended June 30, 2011 as compared to $18,296,000 for the six months ended June 30, 2010. Cost of revenues for the dyeing segment was $3,075,000 for the three months ended June 30, 2011, as compared to $4,144,000 for the three months ended June 30, 2010. Cost of revenues related to the manufacture of forged rolled rings and related products was $6,483,000 for the three months ended June 30, 2011 as compared to $9,856,000 for the three months ended June 30, 2010.

Gross profit and gross margin. Our gross profit was $7,604,000 for the six months ended June 30, 2011 as compared to $9,394,000 for the six months ended June 30, 2010, representing gross margins of 25.2% and 26.2%, respectively. Our gross profit was $3,051,000 for the three months ended June 30, 2011 as compared to $4,977,000 for the three months ended June 30, 2010, representing gross margins of 24.2% and 26.2%, respectively.

Gross profit for the dyeing segment was $1,702,000 for the six months ended June 30, 2011 as compared to $2,090,000 for the six months ended June 30, 2010, representing gross margins of approximately 21.1% and 20.5%, respectively. Gross profit for the dyeing segment was $826,000 for the three months ended June 30, 2011 as compared to $1,081,000 for the three months ended June 30, 2010, representing gross margins of approximately 21.2% and 20.7%, respectively. The increase in our gross margin for the dyeing segment was mainly attributable to the decrease in the related miscellaneous sales taxes for which we received a credit in 2011.

Gross profit from forged rolled rings and related products segment was $5,902,000 for the six months ended June 30, 2011 as compared to $7,304,000 for the six months ended June 30, 2010, representing gross margins of approximately 26.7% and 28.5%, respectively. Gross profit from forged rolled rings and related products segment was $2,224,000 for the three months ended June 30, 2011 as compared to $3,896,000 for the three months ended June 30, 2010, representing gross margins of approximately 25.5% and 28.3%, respectively. The decrease in our gross margin for both the three and six month periods ended June 30, 2011was mainly attributed to an increase in the cost of raw materials and an increase in labor costs in 2011 which could not be passed on to our customers.

Depreciation. Depreciation was $2,504,000 for the six months ended June 30, 2011 as compared to $1,201,000 for the six months ended June 30, 2010 and is included in the following categories (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$987	$538	$2,083	$1,040
Operating expenses	340	78	421	161
Total	$1,327	$616	$2,504	$1,201

The overall increase in depreciation is attributable to the increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products segment where new equipment had been placed in service.  We expect depreciation to increase in future periods as we install and place in service new equipment and facilities related to our production line.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,860,000 for the six months ended June 30, 2011, as compared to $2,296,000 for the six months ended June 30, 2010, a decrease of $436,000 or approximately 19.0%. Selling, general and administrative expenses totaled $1,029,000 for the three months ended June 30, 2011, as compared to $895,000 for the three months ended June 30, 2010, an increase of $134,000 or approximately 15.0%.

Selling, general and administrative expenses for the three and six months ended June 30, 2011 and 2010 consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Professional fees	$125	$80	$186	$156
Bad debt (recovery) expense	174	(28)	167	223
Payroll and related benefits	195	280	381	707
Travel	35	73	76	163
Shipping	311	295	670	693
Other	189	195	380	354
Total	$1,029	$895	$1,860	$2,296

•
Professional fees increased for the six months ended June 30, 2011 by $30,000, or 19.2%, as compared to the six months ended June 30, 2010. The increase is primarily attributed to an increase in SOX 404 compliance service fees of approximately $11,000 and an increase in investor relations fees of approximately $47,000, offset by a decrease in legal service fees of approximately $14,000 and a decrease in stock transfer fees of approximately $11,000 and a decrease in other professional fees of approximately $3,000.  Professional fees increased for the three months ended June 30, 2011 by $45,000, or 56.3%, as compared to the three months ended June 30, 2010. The increase is primarily attributed to the increase in investor relations service fees of approximately $45,000.Bad debt expense decreased for the six months ended June 30, 2011 by $56,000 or 25.1%, as compared to the six months ended June 30, 2010. For the three months ended June 30, 2011, we had a bad debt expense of approximately $174,000 as compared to a bad debt recovery of approximately $28,000 for the three months ended June 30, 2010. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits decreased for the six months ended June 30, 2011 by $326,000, or 46.1%, as compared to the six months ended June 30, 2010. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $259,000  which reflected  a drop in our stock price from the second quarter of 2010 to the second quarter of 2011 used to value shares issued as compensation and a decrease in compensation and related benefits of approximately $67,000 in our forged rolled rings and related products segment resulting from decreased salaries paid to management and part time employees resulting from a decrease in revenues. Payroll and related benefits decreased for the three months ended June 30, 2011 by $85,000, or 30.4%, as compared to the three months ended June 30, 2010. The decrease was mainly attributable to a decrease in stock-based compensation of $16,000 and a decrease in compensation and related benefits of approximately $69,000 in our forged rolled rings and related products segment resulting from decreased salaries paid to our management.

•
Travel expense for the six months ended June 30, 2011 decreased by $87,000, or 53.4%, as compared to the six months ended June 30, 2010. Travel expense for the three months ended June 30, 2011 decreased by $38,000, or 52.1%, as compared to the three months ended June 30, 2010. The decrease for the periods shown is primarily related to the decrease in travel for investor road shows and conferences.

•
Shipping expense for the six months ended June 30, 2011 decreased by $23,000, or 3.3%, as compared to the six months ended June 30, 2010. The slight decrease was primarily attributable to the decrease in our sales revenues in the first half of fiscal 2011. Shipping expense for the three months ended June 30, 2011 increased by $16,000, or 5.4%, as compared to the three months ended June 30, 2010.

•	Other selling, general and administrative expenses for the six months ended June 30, 2011 increased nominally,

Income from operations. For the six months ended June 30, 2011, income from operations amounted to $5,322,000, as compared to $6,937,000 for the six months ended June 30, 2010, a decrease of $1,615,000 or 23.3%. For the three months ended June 30, 2011, income from operations amounted to $1,682,000, as compared to $4,004,000 for the three months ended June 30, 2010, a decrease of $2,322,000 or 58.0% as a result of the factors described above.

Other income (expense). For the six months ended June 30, 2011, total other income amounted to $12,000 as compared to total other expense of $48,000 for the six months ended June 30, 2010.  For the three months ended June 30, 2011, total other income amounted to $34,000 as compared to total other income of $27,000 for the three months ended June 30, 2010.

For the three and six months ended June 30, 2011, total other income (expense) mainly included:

•	interest expense of $33,000 and $63,000, respectively, which was related to our outstanding loans;

•	nominal foreign currency losses;

•
other income of $68,000 and $77,000,respectievly. In the first half of fiscal 2011, we rented out a portion of our office space and generated rent revenue of approximately $8,000 and $12,000, respectively. Additionally, during the first half of fiscal 2011, we recognized grant income of $5,000 for grants received from the local government and we received income of approximately $60,000 from the sale of scrap.

For the three and six months ended June 30, 2010, other income (expense) included:

•
For the six months ended June 30, 2010, interest expense of $93,000, consisting of non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing and interest expense of $48,000 incurred on our outstanding loans. For the three months ended June 30, 2010, interest expense of $18,000, which was incurred on our outstanding loans;

•	Nominal foreign currency losses;

•	Grant income of $49,000 from local government, which we used to increase production of forged products; and

•	Nominal interest income.

Income tax expense. Income tax expense totaled $1,499,000 for the six months ended June 30, 2011, as compared to $1,918,000 for the six months ended June 30, 2010, a decrease of $419,000, or approximately 21.8%.  Income tax expense totaled $546,000 for the three months ended June 30, 2011, as compared to $1,008,000 for the three months ended June 30, 2010, a decrease of $462,000, or approximately 45.8%, The decrease in income tax expense was attributable to the decrease in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $3,835,000, or $0.20 per share (basic) and  $0.15 per share (diluted), for the six months ended June 30, 2011, as compared with $4,970,000, or $0.29 per share (basic) and $0.20 per share (diluted) for the six months ended June 30, 2010. Our net income was $1,170,000, or $0.06 per share (basic) and $0.05 per share (diluted), for the three months ended June 30, 2011, as compared with $3,024,000, or $0.17 per share (basic) and $0.12 per share (diluted), for the three months ended June 30, 2010.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,491,000 for the six months ended June 30, 2011, as compared to $216,000 for the six months ended June 30, 2010. We reported a foreign currency translation gain of $1,085,000 for the three months ended June 30, 2011, as compared to $209,000 for the three months ended June 30, 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the six months ended June 30, 2011 of $5,326,000, compared to $5,186,000 for the six months ended June 30, 2010. We had comprehensive income for the three months ended June 30, 2011 of $2,255,000, compared with $3,232,000 for the three months ended June 30, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2011 and December 31, 2010, we had cash balances of $1,624,570 and $947,177, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
Country:
United States	$28	1.7%	$97	10.3%
China	1,597	98.3%	850	89.7%
Total cash and cash equivalents	$1,625	100.0%	$947	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2010 to June 30, 2011 (dollars in thousands):

	June 30,	December 31,	December 31, 2010 to June 30, 2011
Category	2011	2010	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,625	$947	678	71.5%
Restricted cash	155	-	155	100.0%
Notes receivable	193	51	142	280.8%
Accounts receivable, net of allowance for doubtful accounts	6,768	8,208	(1,440)	(17.5)%
Inventories, net of reserve for obsolete inventory	4,163	3,371	792	23.5%
Advances to suppliers	1,973	334	1,639	490.8%
Prepaid value-added taxes on purchase	2,060	2,760	(700)	(25.3)%
Prepaid expenses and other current assets	241	36	205	564.6%
Current liabilities:
Short-term bank loans	2,320	1,815	505	27.9%
Bank acceptance notes payable	155	-	155	100.0%
Accounts payable	4,959	7,661	(2,702)	(35.3)%
Accrued expenses	980	526	454	86.3%
VAT and service taxes payable	-	81	(81)	(100.0	) %
Advances from customers	1,395	236	1,159	491.3%
Income tax payable	749	1,332	(583)	(43.8)%
Working capital:
Total current assets	17,178	15,707	1,471	9.4%
Total current liabilities	10,558	11,651	(1,093)	(9.4)%
Working capital	6,620	4,056	2,564	63.2%

Our working capital increased $2,564,000 to $6,620,000 at June 30, 2011 from working capital of $4,056,000 at December 31, 2010. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of $678,000, an increase in restricted cash of $155,000, an increase in notes receivable of $142,000, an increase in inventories, net of reserve for obsolete inventory, of $792,000, an increase in advances to suppliers of $1,639,000 to secure raw material pricing, an increase in prepaid expenses and other current assets of $205,000, a decrease in accounts payable of $2,702,000, a decrease in VAT and service taxes payable of $81,000 and a decrease in income taxes payable of $583,000, offset by a decrease in accounts receivable, net of allowance for doubtful accounts, of $1,440,000, a decrease in prepaid VAT on purchases of $700,000, an increase in short-term bank loans of $505,000, an increase in bank acceptance notes payable of $155,000, an increase in accrued expenses of $454,000 and an increase in advances from customers of $1,159,000.

Net cash flow provided by operating activities was $4,461,000 for the six months ended June 30, 2011 as compared to $6,539,000 for the six months ended June 30, 2010, a decrease of $2,078,000, of which $1,135,000 reflected the decline in net income from the six months ended June 30, 2010 to the six months ended June 30, 2011.

•
Net cash flow provided by operating activities for the six months ended June 30, 2011 also reflected the add-back of non-cash items, such as depreciation of $2,504,000 and stock-based compensation expense of $215,000, a decrease in accounts receivable of $1,439,000 due to both the collection old balances and the a decrease in sales, a decrease in prepaid value-added taxes on purchases of $752,000, an increase in accrued expenses of $438,000, and an increase in advances from customers of $1,139,000 related to new orders, offset by an increase in inventories of $706,000, an increase in advances to suppliers of $1,610,000 to secure favorable raw material pricing, a decrease in accounts payable of $2,839,000 and a decrease in income taxes payable of $606,000.

•
Net cash flow provided by operating activities for the six months ended June 30, 2010 also reflected the add-back of non-cash items, such as depreciation of $1,201,000 and stock-based compensation expense of $345,000, and changes in assets and liabilities such as an increase in accounts payable of $1,647,000, offset primarily by an increase in accounts receivable of $800,000 and an increase in inventory of $1,222,000.

Net cash flow used in investing activities, which reflected the purchase of property and equipment, was $4,796,000 for the six months ended June 30, 2011 as compared to $7,980,000 for the six months ended June 30, 2010.

Net cash flow provided by financing activities was $983,000 for the six months ended June 30, 2011 as compared to $538,000 for the six months ended June 30, 2010. During the six months ended June 30, 2011, we received proceeds from bank loans of $1,833,000, proceeds from the sale of common stock of $125,000, and proceeds from the exercise of common stock warrants of $400,000 offset by the repayment of bank loans of $1,374,000. For the six months ended June 30, 2010, we received $1,600,000 from the exercise of warrants offset by the repayment of loans of $1,062,000.

On July 11, 2011, we renewed our loan agreement with Bank of Communication in the amount of $464,109. The loan is due on January 10, 2012 with annual interest of 7.32%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.

On July 13, 2011, we renewed our loan agreement with Bank of Communication in the amount of $309,406. The loan is due on July 13, 2012 with annual interest of 7.32%, the rate being adjusted quarterly based on People’s Bank of China’s base rate times 120%.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2011 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Bank loans (1)	$2,321	$2,321	$-	$-	$-

Total	$2,321	$2,321	$-	$-	$-

(1)	Bank loans consist of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the six months ended June 30, 2011, we had unrealized foreign currency translation gain of $1,490,783, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Fernando Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Liu concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

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

In order to correct the foregoing deficiencies, we have taken the following remediation measures during the first half of 2011:

•
In January 2011, we hired a chief financial officer with experience in internal control and U.S. GAAP reporting compliance, and, together with our vice president of financial reporting and our chief executive officer oversee and manage our financial reporting process and the required training of the accounting staff.

•	During the first half of 2011, we hired a Sarbanes-Oxley consulting firm to assist us with implementation of stronger internal controls and procedures.

•
We have adopted a formal plan to implement internal control procedures and we expect to take significant steps to implement this plan during the next few months.   To the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, we did not make any sales of unregistered securities that were not reported on a Form 8-K, except as follows.

On May 17, 2011, we issued 41,848 shares of common stock upon the cashless exercise of warrants. The issuance of such shares was exempt from the registration requirement of the Securities Act by virtue of Section 3(a) (9) of such Act.

On April 1, 2011, we issued 353,358 shares of series A preferred stock upon the exercise of warrants, for which we received total cash proceeds of $200,000.  The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering.  The purchaser was an accredited investor who acquired the shares for its own account and not with a view to the sale or distribution thereof.  The certificates for the shares bear a restricted stock legend.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 15, 2011	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer

Date: August 15, 2011	By:	/s/ Fernando Liu
Fernando Liu, Chief Financial Officer and Principal Accounting Officer