Form 10-Q
period 2011-09-30
Cleantech Solutions International, Inc.,
filed 2011-11-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-34591

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
 (Name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation of organization)	74-2235008 (I.R.S. Employer Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Township, Huishan District, Wuxi City
Jiangsu Province, China 150090
 (Address of principal executive office)

(86) 51083397559
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  20,206,313 shares of common stock are issued and outstanding as of November 11, 2011.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2011

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3
	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	42
Item 4	Controls and Procedures.	42
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.	44
Item 6.	Exhibits.	44

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$518,274	$947,177
Restricted cash	468,618	-
Notes receivable	150,230	50,593
Accounts receivable, net of allowance for doubtful accounts	8,153,522	8,207,797
Inventories, net of reserve for obsolete inventory	5,448,324	3,371,128
Advances to suppliers	848,256	333,923
Prepaid VAT on purchases	2,022,059	2,759,763
Prepaid expenses and other	176,093	36,338

Total Current Assets	17,785,376	15,706,719

PROPERTY AND EQUIPMENT - net	60,127,451	54,742,993

OTHER ASSETS:
Deposit on equipment	781,030	-
Land use rights, net	3,821,480	3,767,159

Total Assets	$82,515,337	$74,216,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,343,091	$1,814,937
Bank acceptance notes payable	468,618	-
Accounts payable	5,124,255	7,660,768
Accrued expenses	599,634	526,006
Capital lease obligations- current portion	242,850	-
VAT and service taxes payable	-	81,614
Advances from customers	2,113,577	236,004
Income taxes payable	651,310	1,331,713

Total Current Liabilities	11,543,335	11,651,042

OTHER LIABILITIES:
Capital lease obligations- net of current portion	419,233	-

Total Liabilities	11,962,568	11,651,042

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (60,000,000 shares authorized, all of which were designated as series A convertible preferred, 13,375,983 and 16,205,268 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively)	13,376	16,205
Common stock ($0.001 par value; 150,000,000 shares authorized;
20,168,813 and 18,751,128 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively)	20,169	18,751
Additional paid-in capital	27,451,299	26,579,053
Retained earnings	33,847,632	29,264,152
Statutory reserve	2,044,826	1,658,197
Accumulated other comprehensive gain - foreign currency translation adjustment	7,175,467	5,029,471

Total Stockholders' Equity	70,552,769	62,565,829

Total Liabilities and Stockholders' Equity	$82,515,337	$74,216,871

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

`	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$11,676,696	$21,262,054	$41,851,257	$57,080,010

COST OF REVENUES	9,046,015	15,840,889	31,617,025	42,264,893

GROSS PROFIT	2,630,681	5,421,165	10,234,232	14,815,117

OPERATING EXPENSES:
Depreciation	84,531	78,478	505,326	239,493
Selling, general and administrative	913,198	1,206,058	2,773,694	3,502,239

Total Operating Expenses	997,729	1,284,536	3,279,020	3,741,732

INCOME FROM OPERATIONS	1,632,952	4,136,629	6,955,212	11,073,385

OTHER INCOME (EXPENSE):
Interest income	110	490	940	3,212
Interest expense	(60,452)	(23,923)	(122,980)	(117,336)
Foreign currency loss	(1,476)	(6,172)	(4,817)	(13,073)
Grant income	-	132	-	49,278
Other income	14,266	-	91,379	-

Total Other Income (Expense)	(47,552)	(29,473)	(35,478)	(77,919)

INCOME BEFORE INCOME TAXES	1,585,400	4,107,156	6,919,734	10,995,466

INCOME TAXES	450,410	1,133,566	1,949,625	3,051,682

NET INCOME	$1,134,990	$2,973,590	$4,970,109	$7,943,784

COMPREHENSIVE INCOME:
NET INCOME	$1,134,990	$2,973,590	$4,970,109	$7,943,784

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	655,213	908,803	2,145,996	1,124,886

COMPREHENSIVE INCOME	$1,790,203	$3,882,393	$7,116,105	$9,068,670

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.16	$0.26	$0.45
Diluted	$0.05	$0.12	$0.20	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,976,741	18,177,405	19,370,281	17,671,530
Diluted	24,621,594	25,312,979	25,126,373	24,904,210

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,970,109	$7,943,784
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,651,168	2,145,463
Amortization of debt discount to interest expense	-	44,993
Amortization of land use rights	68,145	65,042
Increase in allowance for doubtful accounts	389,120	550,006
Stock-based compensation expense	282,259	478,390
Changes in assets and liabilities:
Notes receivable	(96,409)	(16,598)
Accounts receivable	(70,783)	(2,966,377)
Inventories	(1,935,112)	(1,918,385)
Prepaid value-added taxes on purchases	814,967	(1,564,513)
Prepaid and other current assets	(48,340)	174,823
Advances to suppliers	(495,317)	(1,028,678)
Accounts payable	(2,741,480)	3,345,974
Accrued expenses	58,098	(212,262)
VAT and service taxes payable	(82,941)	62,311
Income taxes payable	(712,490)	148,220
Advances from customers	1,839,882	89,848

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,890,876	7,342,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for deposit on equipment	(768,520)	-
Purchase of property and equipment	(6,413,874)	(9,212,125)

NET CASH USED IN INVESTING ACTIVITIES	(7,182,394)	(9,212,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(143,545)	-
Proceeds from loans payable	2,612,969	1,320,345
Repayment of loans payable	(2,151,857)	(2,090,460)
Increase in restricted cash	(461,112)	-
Increase in bank acceptance notes payable	461,112	-
Proceeds from sale of preferred stock, net	125,000	-
Proceeds from exercise of warrants	400,000	2,100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	842,567	1,329,885

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	20,048	35,270

NET DECREASE IN CASH AND CASH EQUIVALENTS	(428,903)	(504,929)

CASH AND CASH EQUIVALENTS - beginning of year	947,177	2,278,638

CASH AND CASH EQUIVALENTS - end of period	$518,274	$1,773,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$122,980	$74,486
Income taxes	$2,662,115	$2,903,462

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Security deposit and leased property in exchange for capital lease obligations	$795,022	$-
Series A preferred converted to common shares	$3,536	$2,911
Common stock issued for future service	$63,576	$3,900

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cleantech Solutions International, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc., and on June 13, 2011, the Company’s corporate name was changed to Cleantech Solutions International, Inc. Through its affiliated companies and subsidiaries, the Company manufactures and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related products for the wind power industry and other industries.  The Company also makes textile dyeing and finishing machines.  The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electrical was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Beginning in April 2007, Electrical began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. The Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power industry, electro-slag re-melted (“ESR”) products used in the steel industry, and other sectors, and solar products, including any type of large-scale equipment used in the manufacturing process for the solar industry, through Fulland Wind Energy.  The Company refers to this segment of its business as the forged rolled rings and related components division.

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
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation; management’s responsibility for preparation of financial statements (continued)

The accompanying unaudited consolidated financial statements for Cleantech Solutions International, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation; management’s responsibility for preparation of financial statements (continued)

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

Pursuant to Accounting Standards Codification (“ASC”) Topic 810 and related subtopics related to the consolidation of variable interest entities, the accounts of the Huayang Companies are consolidated in the accompanying financial statements.  As VIEs, the Huayang Companies’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income of the VIEs that is attributable to the Company. Because of the contractual arrangements, the Company  has a pecuniary interest in the Huayang Companies that requires consolidation of the Company’s and the Huayang Companies’ financial statements.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2011 and 2010 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

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
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ASC Topic 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2011 and December 31, 2010, the Company’s cash balances by geographic area were as follows:

	September 30, 2011		December 31, 2010
Country:
United States	$3,849	0.7%	$97,188	10.3%
China	514,425	99.3%	849,989	89.7%
Total cash and cash equivalents	$518,274	100.0%	$947,177	100.0%

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months.   Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $150,230 and $50,593 at September 30, 2011 and December 31, 2010, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,270,516 and $1,815,508, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $171,557 and $166,108 at September 30, 2011 and December 31, 2010, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $848,256 and $333,923 as of September 30, 2011 and December 31, 2010, respectively.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment (continued)

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2011 and 2010.

Advances from customers

Advances from customers at September 30, 2011 and December 31, 2010 amounted to $2,113,577 and $236,004, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the nine months ended September 30, 2011 and 2010, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the PRC and the U.S. The Company accounts for income taxes using the liability method prescribed by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $933,465 and $1,120,177 for the nine months ended September 30, 2011 and 2010 and $262,747 and $426,753 for the three months ended September 30, 2011 and 2010, respectively.

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
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. For the nine and three months ended September 30, 2011 and 2010, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2011 and 2010 was $20,048 and $35,270, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2011 and December 31, 2010 were translated at 6.4018 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2011 and 2010 were 6.50601 RMB and 6.8164 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Income per share of common stock

ASC Topic 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,134,990	$2,973,590	$4,970,109	$7,943,784
Weighted average common stock outstanding – basic	19,976,741	18,177,405	19,370,281	17,671,530
Effect of dilutive securities:
Series A convertible preferred stock	4,644,853	4,752,421	5,088,566	4,752,421
Warrants	-	2,383,153	667,526	2,480,259
Weighted average common stock outstanding – diluted	24,621,594	25,312,979	25,126,373	24,904,210
Net income per common share - basic	$0.06	$0.16	$0.26	$0.45
Net income per common share - diluted	$0.05	$0.12	$0.20	$0.32

The Company's total common stock equivalents at September 30, 2011 and December 31, 2010 include the following:

	September 30, 2011	December 31, 2010
Warrants	2,201,582	2,524,654
Series A convertible preferred stock	4,458,662	5,401,756
Total	6,660,244	7,926,410

Deemed preferred stock dividend

When we issue shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.  In connection with the issuance of shares of preferred stock upon exercise of warrants, as a result of board approval of the issuance of series A preferred stock instead of common stock, the Company does not record a deemed preferred stock dividend since the Company issues the equivalent number of preferred shares which are convertible into the number of common shares that would have been issued upon exercise.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine and three months ended September 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Proposed reverse stock split

On November 4, 2011, the Company’s board of directors approved for a one-for-five reverse split of its common stock and a reduction in the number of authorized shares of common stock from 150,000,000 to 50,000,000 and preferred stock from 60,000,000 to 30,000,000. These changes will be reflected in an amendment to the Company's certificate of incorporation and are subject to stockholder approval. The Company plans to call a special meeting of stockholders at which it will seek stockholder approval for an amendment to the Company's certificate of incorporation that effects the reverse split and the reduces the authorized capital stock. This action by the board of directors superseded previous authorization for a one-for-three reverse split. All share and per share information has not been retroactively adjusted to reflect the reverse split since the reverse stock split has not been approved by stockholders as of the filing date of this report.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2011 and December 31, 2010, accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
Accounts receivable	$10,424,038	$10,023,305
Less: allowance for doubtful accounts	(2,270,516)	(1,815,508)
	$8,153,522	$8,207,797

NOTE 3 - INVENTORIES

At September 30, 2011 and December 31, 2010, inventories consisted of the following:
	September, 2011	December 31, 2010
Raw materials	$1,750,906	$1,573,841
Work in process	2,244,411	1,302,015
Finished goods	1,624,564	661,380
	5,619,881	3,537,236
Less: reserve for obsolete inventory	(171,557)	(166,108)
	$5,448,324	$3,371,128
NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property and equipment consist of the following:

	Useful Life	September 30, 2011	December 31, 2010
Office equipment and furniture	5 Years	$187,890	$127,522
Manufacturing equipment	5 – 10 Years	53,583,966	42,473,873
Vehicles	5 Years	123,491	119,569
Construction in progress	-	1,490,189	3,837,975
Building and building improvements	20 Years	17,556,259	16,998,647
		72,941,795	63,557,586
Less: accumulated depreciation		(12,814,344)	(8,814,593)
		$60,127,451	$54,742,993

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $3,651,168 and $2,145,463, of which $3,145,842 and $1,905,970 is included in cost of sales, for the nine months ended September 30, 2011 and 2011, respectively.  For the three months ended September 30, 2011 and 2010, depreciation expense amounted to $1,147,409 and $944,821, of which $1,062,878 and $866,343 is included in cost of sales, for the three months ended September 30, 2011 and 2011, respectively.

Construction in progress includes capital leased equipment which is currently being installed (see note 12). Depreciation is not taken during the period of construction or during the period of equipment.  Upon completion of the installation of equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment categories.

NOTE 5 – DEPOSIT ON EQUIPMENT

During the nine months ended September 30, 2011, the Company made cash deposit of $781,030 for deposit for manufacturing equipment. As of the date of this report, the Company has not received the equipment. At September 30, 2011 and December 31, 2010, deposit on equipment is as follows:

	September 30, 2011	December 31, 2010
Deposit on equipment	$781,030	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 6 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.   The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053.  The Company amortizes the land use rights over the term of the respective land use right. For the nine months ended September 30, 2011 and 2010, amortization of land use rights amounted to $68,145 and $65,042, respectively. For the three months ended September 30, 2011 and 2010, amortization of land use rights amounted to $23,007 and $21,797, respectively. At September 30, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	September 30, 2011	December 31, 2010
Land use rights	45 - 50 years	$4,217,688	$4,083,728
Less: accumulated amortization		(396,208)	(316,569)
		$3,821,480	$3,767,159

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:
2012	$92,339
2013	92,339
2014	92,339
2015	92,339
2016	92,339
Thereafter	3,359,785
$3,821,480

NOTE 7 – STOCKHOLDERS’ EQUITY

(a)           Common stock issued for services

During the nine months ended September 30, 2011, the Company issued an aggregate of 7,500 shares of its common stock to a director pursuant to an amended director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $19,025.

During the nine months ended September 30, 2011, the Company issued an aggregate of 22,500 shares of its common stock to its chief financial officer pursuant to the employment agreement between the Company and the chief financial officer. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $57,225.

In March 2011, the Company issued an aggregate of 15,250 shares of its common stock to employees, of which 7,000 shares were granted to the Company’s chief executive officer.  None of the other shares were issued to executive officers or directors.  The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $49,594.

On April 1, 2011, the Company issued 1,250 shares of its common stock to an employee pursuant to the engagement agreement between the Company and the employee. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $3,925.

On April 14, 2011, the Company issued 13,000 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2010.  The shares are valued at the fair value on the grant date. For the nine months ended September 30, 2011, the Company recorded stock-based professional fees of $37,440.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

(a)           Common stock issued for services  (continued)

On May 26, 2011, the Company issued 12,500 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2011. The shares are valued at the fair value on the grant date, and the Company recorded stock-based professional fees of $9,792 and prepaid expenses of $13,708 which will be amortized over the remaining service period.

In June 2011, the Company issued an aggregate of 78,000 shares of its common stock to employees, of which 41,000 shares were granted to the Company’s chief executive officer.  None of the other shares were issued to executive officers or directors.  The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $95,572 and prepaid expenses of $46,868 which will be amortized during the rest of service period.

On June 29, 2011, the Company issued 4,526 shares of its common stock to a director pursuant to a director’s agreement. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $4,526.

In July 2011, the Company issued 3,250 shares of its common stock to its employees pursuant to the engagement agreement between the Company and their employees. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $2,160.

On July 7, 2011, the board of directors authorized the issuance of 8,760 shares of common stock to a director pursuant to an agreement with the director, which were issuable in two installments.  The Company issued 4,380 shares of common stock in August 2011 and recorded stock-based compensation of $3,000 and prepaid expense of $3,000 which will be amortized during the rest of service period and the remaining 4,380 shares of common stock are issuable in January.  The 8,760 shares were valued at $12,000, being the fair market value of the shares on the date of the director’s election to the board.

All of the shares issued as compensation, other than the shares issued to the chief financial officer, were issued pursuant to the Company’s long-term incentive plan.

(b) Common stock issued for preferred share conversions

In February 2011, the Company issued 312,000 shares of its common stock upon the conversion of 936,000 shares of series A convertible preferred stock (“series A preferred stock”).

In July and August 2011, the Company issued 866,667 shares of its common stock upon the conversion of 2,600,000 shares of series A preferred stock.

(c)  Common stock sold for cash

On January 18, 2011, the Company sold 35,014 shares of its common stock to its chief financial officer for $125,000, representing the market price on January 18, 2011, the date of the stock purchase agreement.

(d)  Common stock issued on exercise of warrants

In May 2011, the Company issued 41,848 shares of its common stock upon the cashless exercise of warrants.

(e)  Series A preferred stock issued upon exercise of warrants

During the period from February to April 2011, the Company issued a total of 706,715 shares of series A preferred stock upon the exercise of warrants, for which the Company received total cash proceeds of $400,000.  Each share of series A preferred stock is convertible into one-third share of common stock.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

(f)  Warrants

Warrant activity for the nine months ended September 30, 2011 is summarized as follows:

	Nine Months Ended September 30, 2011
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	2,524,654	$1.57
Granted	-	-
Exercised	(323,072)	1.56
Forfeited	-	-
Balance at September 30, 2011	2,201,582	$1.57
Warrants exercisable at September 30, 2011	2,201,582	$1.57

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2011:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$1.698	1,649,991	1.12	$1.698	1,649,991	$1.698
$1.200	551,591	1.12	1.200	551,591	1.200
	2,201,582	1.12	$1.57	2,201,582	$1.57

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At September 30, 2011 and December 31, 2010, short-term bank loans consisted of the following:

	September 30,	December 31,
	2011	2010
Loan from Bank of Communications, due on February 1, 2011 with annual interest at December 31, 2010 of 4.86%, the rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate and repaid on due date.	-	756,224
Loan from Agricultural and Commercial Bank, due on March 31, 2011 with annual interest at December 31, 2010 of 5.75%, secured by certain assets of the Company and repaid on due date.	-	604,979
Loan from Agricultural and Commercial Bank, due on October 30, 2011 with annual interest at September 30, 2011 and December 31, 2010 of 5.75%, secured by certain assets of the Company and repaid on due date.	468,618	453,734

Loan from Agricultural and Commercial Bank, due on March 30, 2012 with annual interest at September 30, 2011 of 7.88%, secured by certain assets of the Company.	624,824	-

Loan from China Merchants Bank, due on December 29, 2011 with annual interest at September 30, 2011 of 6.73%.	468,618	-
Loan from Bank of Communications, due on January 10, 2012 with annual interest being adjusted quarterly based on 120% of People’s Bank of China’s base rate	468,618	-
Loan from Bank of Communications, due on January 12, 2012 with annual interest being adjusted quarterly based on 120% of People’s Bank of China’s base rate	312,413	-
		-
Total short-term bank loans	$2,343,091	$1,814,937

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. The Company’s bank acceptance notes payables consist of the following:
	September 30, 2011	December 31, 2010
Agricultural and Commercial Bank, non-interest bearing, due on October 12, 2011, collateralized by 100% of restricted cash deposited.	$156,206	$-
Agricultural and Commercial Bank, non-interest bearing, due on January 15, 2012, collateralized by 100% of restricted cash deposited.	312,412	-
Total	$468,618	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 - SEGMENT INFORMATION

For the nine months ended September 30, 2011 and 2010, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment segment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Dyeing and finishing equipment	$4,067,900	$5,559,091	$12,118,216	$15,776,814
Forged rolled rings and related components	7,608,796	15,702,963	29,733,041	41,303,196
	11,676,696	21,262,054	41,851,257	57,080,010
Depreciation:
Dyeing and finishing equipment	267,443	136,649	665,030	371,751
Forged rolled rings and related components	879,966	808,172	2,986,138	1,773,712
	1,147,409	944,821	3,651,168	2,145,463
Interest expense:
Forged rolled rings and related components	60,452	23,923	122,980	69,393
Other (a)	-	-	-	47,943
	60,452	23,923	122,980	117,336
Net income (loss):
Dyeing and finishing equipment	463,156	580,281	1,292,804	1,782,784
Forged rolled rings and related components	838,628	2,580,906	4,329,039	7,068,661
Other (a)	(166,794)	(187,597)	(651,734)	(907,661)
	1,134,990	2,973,590	4,970,109	7,943,784

Identifiable long-lived tangible assets by segment:	September 30, 2011	December 31, 2010
Dyeing and finishing equipment	$9,892,459	$6,033,004
Forged rolled rings and related components	50,234,992	48,709,989
	$60,127,451	$54,742,993

Identifiable long-lived tangible assets by geographical location:	September 30, 2011	December 31, 2010
China	$60,127,451	$54,742,993
United States	-	-
	$60,127,451	$54,742,993

 (a)             The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level and not allocable to any segment.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 - CAPITAL LEASE OBLIGATIONS

The Company has entered into a non-cancelable capital lease agreement with expiration date of June 3, 2014. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Currently, the capital leased equipment is being installed and no provision for depreciation is made on the equipment until the equipment is ready for its intended use. The asset and future obligations related to the capital lease included in the accompanying consolidated balance sheets in property and equipment and capital lease obligations, respectively.

Minimum future lease payments under the capital lease are as follows:

12-month periods ending September 30,	Amount
2012	$421,143
2013	375,089
2014	230,664
Total minimum lease payments	1,026,896
Less: amount representing interest	(196,489)
Less: security deposit due	(168,324)
Present value of net minimum lease payment	662,083
Less: current portion	242,850
Long-term portion	$419,233

NOTE 13 – STATUTORY RESERVES

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

For the nine months ended September 30, 2011, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2010	$72,407	$1,168,796	$416,994	$1,658,197
Additional to statutory reserves	-	-	386,629	386,629
Balance –September 30, 2011	$72,407	$1,168,796	$803,623	$2,044,826

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 14 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, one customer of the forged rolled rings and related components segment accounted for 10% or more of the Company’s total sales.  The following table sets forth sales to the customer.

	Nine Months Ended September 30,
Customer	2011	2010
A	*	15%
*           Less than 10%.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
Supplier	2011	2010
A	*	11%
B	13%	*
C	*	15%
D	13%	21%
E	12%	*
F	11%	*
*           Less than 10%.

NOTE 15 – RESTRICTED NET ASSETS

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

As of September 30, 2011 and December 31, 2010, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets were approximately $69,828,000 and $62,056,000, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 16 – SUBSEQUENT EVENTS

On October 11, 2011, the Company issued 7,500 shares of its common stock to its chief financial officer pursuant to the employment agreement between the Company and the chief financial officer. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $2,475.

On November 8, 2011, the Company issued 30,000 shares to a key employee.  The shares, which were issued pursuant to the Company’s long-term incentive plan, were valued at the fair market value on the date of issuance of $11,700.

On October 12, 2011, the Company renewed its loan agreement with Agricultural and Commercial Bank in the amount of $468,618. The loan is due on August 31, 2012 with interest at the annual rate of 7.872% and secured by certain assets of the Company.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Forged rolled rings and related components - wind power industry	$4,490	38.5%	$12,425	58.4%	$20,918	50.0%	$28,559	50.0%
Forged rolled rings and related components- other industries	3,119	26.7%	3,278	15.5%	8,815	21.0%	12,744	22.4%
Dyeing and finishing equipment	4,068	34.8%	5,559	26.1%	12,118	29.0%	15,777	27.6%
Total	$11,677	100.0%	$21,262	100.0%	$41,851	100.0%	$57,080	100.0%

Forged rolled rings and related components segment

Prior to 2009, the manufacturing of textile dyeing and finishing machines was our principal source of revenue. We have changed our focus to the manufacture of forged rolled rings, shafts, gear rims and yaw bearings in order to meet the perceived growing demands of China’s wind energy and other industries that require precision-manufactured products.

Through our forged rolled rings and other related products division, we supply the following:

•
We produce precision forged rolled rings and other forged components to the wind and other industries.  Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.  The government of the PRC continues to expand significantly its goal for installed wind energy capacity.  We also we manufacture shafts and forged rolled rings for gear rims, flanges and other applications in our 108,000 square foot manufacturing facility which became operational in March 2009. In addition to the wind industry, we sell our forged rolled rings and other forged components in other industries, including heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, defense and radar manufacturing industries, which use our forged rolled rings railway as components in the manufacture of equipment. We produce precision forgings using axial close-die forging technology, which is a new technology for producing rotary precision forgings, using forging equipment which we manufactured for our own use. The axial close-die forging technology reduces the use of raw materials by as much as 35%, provides a high precision and surface flatness, reduces the cutting output, has excellent mechanical strength and high flexibility, and is a fully automatic operation.

•
In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted (“ESR”) forged products for the high performance components market for various industries.  We believe that ESR forged products will be important components in the next generation of larger wind turbines, offshore wind turbines and other high performance components, which will require stronger steel alloy precision forged components than the smaller turbines.  ESR technology is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We delivered the initial units from this production line in July 2010 to one customer, which has been our only ESR customer through September 30, 2011. For the nine months ended September 30, 2011, we generated revenue of $1,679,325 from the sale of ESR forged products as compared to $3,111,868 for the comparable period of 2010. This customer is using our ESR products primarily in the steel manufacturing equipment and accordingly revenues from the sale of RSP products are included in forged rolled rings - other industries.  The contract with this customer has expired and we have no new orders for ESR products as of the date of this report.

•
In 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  This equipment is being marketed and manufactured in our forged rolled rings segment. We are leveraging technical expertise to supply solar components used in production of multi crystalline and mono crystalline silicon wafers. Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For the nine months ended September 30, 2011, we generated revenue from the sale of solar industry related products of $126,000.  We had no revenue from solar related products for the comparable period of 2010.  We currently have a backlog of solar related products of approximately $1.89 million, of which about $590,000 have been delivered subsequent to the September 30, 2011.  Our backlog for solar related products as of November 10, 2011 was approximately $1.3 million.  This backlog includes our current solar customer, sample solar customer orders and LED equipment orders.

Our forged rolled rings and other related products are sold for use by manufacturers of industrial equipment.  The demand for products used in manufacturing in general including wind power industries, is uncertain.  Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal, may affect the requirements by our customers and potential customers for our products.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

Our revenue, gross margin and net income have declined significantly in the second and third quarters of 2011, following a modest increase in revenues in the first quarter. For the nine months ended September 30, 2011, our revenue declined by 26.7% from the comparable period of 2010.  For the three months ended September 30, 2011, our revenue declined 45.1% from the third quarter of 2010.  The most significant decline was for  forged rolled rings and related products for the wind power industry, which declined $7.9 million, or 63.9%, in the third quarter of 2011 from the third quarter of 2010.  However, we have seen declines in all of our product sales.  We believe that these declines reflect:

•	An apparent decline in the growth rate for the wind industry, following six years of growth during which the total installed capacity doubled each year.

•	Increased competition.

•
The effects of a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing for owners of wind farms who require bank loans to purchase equipment and well as potential purchasers of heavy equipment, including our dying and finishing equipment.

•	Decisions by turbine manufactures to establish vertically integrated operations, then eliminating the need to purchase components from companies such as us.

•	Our failure to sell our ESR forged products for the high performance components market for various industries to more than our initial customer.

•
Delays by customers of our dyeing and finishing products in purchasing new equipment designed to meet stricter environmental standards imposed by the Chinese government as textile manufacturers evaluate both their projected business in uncertain economic times and new equipment designed to meet the new standards.

Further, although we have entered the solar market in 2011, our revenues from this industry have only been approximately $126,000 for the nine months ended September 30, 2011.

The factors that affected our revenue, gross margin and net income during the third quarter of 2011 are continuing to affect our operations during the fourth quarter.  Since our equipment is capital equipment, which generally requires financing, our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries.  Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

During the nine months ended September 30, 2011, our forging and related components segment inventory increased by approximately $1.6 million and our advances from customers increased by $727,000.  These increases are related.  This increase in inventory was attributable to a) an increase in steel inventory to secure steel pricing for anticipated forging orders, and an increase in inventory related to our solar products.  A significant portion of the inventory increase relates to products for our solar customer, for which we received advance payments.  At the request of the customer we are keeping the products in our warehouse.  This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed.  Upon the completion of the sale, the advances from this customer will be recognized as revenues and our inventory will be reduced by the products sold.

Dyeing and finishing equipment segment

In connection with our Dyeing and finishing equipment segment, despite the world economic slowdown, for the year 2009, China’s gross output value for textiles rose by 10.3% year on year to RMB 3.8 trillion (approximately $576 billion), while the amount of clothes produced increased by 6.9% year on year to 23.75 billion units, as reported by the China National Textile and Apparel Council (“CNTAC”), Ministry and Industry Information Technology. According to data posted on the CNTAC website at www.english.ctei.gov.cn, in January to June 2011, China's textile industry realized the industrial output value of RMB2,393.8 billion (approximately $374 million), increasing by 30% year over year. We believe weak overseas demand has been more than offset by strong demand within China.

During the nine months ended September 30, 2011, our dyeing and finishing equipment segment inventory increased by approximately $300,000 and our advances from customers increased by $1.1 million.  These increases are related.  This increase in inventory was attributable to a) an increase in steel inventory and work in process in order to fulfill current backorders, for which we received advance payments. Upon the completion of the sale, the advances from these customers will be recognized as revenues and our inventory will be reduced by the products sold.

Raw materials

A major element of our cost of revenues is raw materials, principally steel and other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided approximately 49% (13%, 13%, 12% and 11%, respectively) of our purchases of raw materials for the nine months ended September 30, 2011 primarily consisting of steel for the forged rolled rings and related components segment.

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

Pursuant to ASC Topic 810 and related subtopics related to the consolidation of variable interest entities, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the nine months ended September 30, 2011 and 2010, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award.  The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.
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

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is not expected to have a material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We intend to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Currency exchange rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries and VIEs is the RMB.  All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

Our financial statements are expressed in U.S. dollars, which is the functional currency of our parent company. The functional currency of our operating subsidiaries and affiliates is RMB.  To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Nine Months Ended September 30,
	2011		2010
	Dollars	Percentage	Dollars	Percentage
Revenues	$41,851	100.0%	$57,080	100.0%
Cost of revenues	31,617	75.6%	42,265	74.0%
Gross profit	10,234	24.4%	14,815	26.0%
Operating expenses	3,279	7.8%	3,742	6.6%
Income from operations	6,955	16.6%	11,073	19.4%
Other income (expenses)	(35)	(0.1)%	(78)	(0.1)%
Income before provision for income taxes	6,920	16.5%	10,995	19.3%
Provision for income taxes	1,950	4.6%	3,051	5.3%
Net income	4,970	11.9%	7,944	13.9%
Other comprehensive income:
Foreign currency translation adjustment	2,146	5.1%	1,125	2.0%
Comprehensive income	$7,116	17.1%	$9,069	15.9%

	Three Months Ended September 30,
	2011		2010
	Dollars	Percentage	Dollars	Percentage
Revenues	$11,677	100.0%	$21,262	100.0%
Cost of revenues	9,046	77.5%	15,841	74.5%
Gross profit	2,631	22.5%	5,421	25.5%
Operating expenses	998	8.5%	1,285	6.0%
Income from operations	1,633	14.0%	4,136	19.5%
Other income (expenses)	(48)	(0.4)%	(29)	(0.1)%
Income before provision for income taxes	1,585	13.6%	4,107	19.3%
Provision for income taxes	450	3.9%	1,134	5.3%
Net income	1,135	9.7%	2,973	14.0%
Other comprehensive income:
Foreign currency translation adjustment	655	5.6%	909	4.3%
Comprehensive income	$1,790	15.3%	$3,882	18.3%

The following table sets forth information as to the gross margin for our two business segments for the nine months ended September 30, 2011 and 2010 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
Revenues	$29,733	$12,118	$41,851	$41,303	$15,777	$57,080
Cost of revenues	$22,097	$9,520	$31,617	$29,767	$12,498	$42,265
Gross profit	$7,636	$2,598	$10,234	$11,536	$3,279	$14,815
Gross margin %	25.7%	21.4%	24.4%	27.9%	20.8%	26.0%

The following table sets forth information as to the gross margin for our two business segments for the three months ended September 30, 2011 and 2010 (dollars in thousands).
	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
Revenues	$7,610	$4,067	$11,677	$15,703	$5,559	$21,262
Cost of revenues	$5,875	$3,171	$9,046	$11,471	$4,370	$15,841
Gross profit	$1,735	$896	$2,631	$4,232	$1,189	$5,421
Gross margin %	22.8%	22.0%	22.5%	27.0%	21.4%	25.5%

Revenues.

For the nine months ended September 30, 2011, we had revenues of $41,851,000, as compared to revenues of $57,080,000 for the nine months ended September 30, 2010, a decrease of approximately 26.7%. For the three months ended September 30, 2011, we had revenues of $11,677,000, as compared to revenues of $21,262,000 for the three months ended September 30, 2010, a decrease of approximately 45.1%. The decrease in revenue was attributable to the decrease in revenue from both our forged rolled rings and related products segment and dyeing and finishing equipment segment, and is summarized as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September30, 2010	Increase (Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$20,918	$28,559	$(7,641)	(26.8)%
Forged rolled rings and related products – other industries	8,815	12,744	(3,929)	(30.8)%
Dyeing and finishing equipment	12,118	15,777	(3,659)	(23.2)%
Total net revenues	$41,851	$57,080	$(15,229)	(26.7)%

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	Increase (Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$4,490	$12,425	$(7,935)	(63.9)%
Forged rolled rings and related products – other industries	3,119	3,278	(159)	(4.9)%
Dyeing and finishing equipment	4,068	5,559	(1,491)	(26.8)%
Total net revenues	$11,677	$21,262	$(9,585)	(45.1)%

Forged rolled rings and related products segment

Revenue from forging of rolled rings and related products totaled $29,607,000 for the nine months ended September 30, 2011, with revenues of $20,918,000 from the wind power industry and revenues of $8,689,000 from other forging operations. Revenues from forging of rolled rings and related products totaled $41,303,000 for the nine months ended September 30, 2010, with revenues from the wind power industry amounting to $28,559,000 and revenues from other forging operations amounting to $12,744,000. Revenue from forging of rolled rings and related products totaled $7,482,000 for the three months ended September 30, 2011, with revenues of $4,490,000 from the wind power industry and revenues of $2,992,000 from other forging operations. Revenues from forging of rolled rings and other components totaled $15,703,000 for the three months ended September 30, 2010, with revenues from the wind power industry amounting to $12,425,000 and revenues from other forging operations amounting to $3,278,000. The decrease in revenue from forging of rolled rings and related products was primarily attributable to:

•
An apparent decline in the growth rate for our forged products. Although, we had a decrease in the sale of forged products, we are confident that demand for forged products in the wind industry in China will continue.  According to the Global Wind Energy Council’s “Global Wind Energy Outlook 2010 Report” as published on the council’s website, 2009 marked China’s sixth consecutive year of doubling its total installed capacity and surpassed 25.8 gigawatts (“GW”) in total capacity installed at the end of 2009. Pursuant to Global Wind Energy Council’s press release dated April 6, 2011, in 2010, China added 18.9 GW of new wind power capacity, thereby reaching a total installed capacity of 44.7 GW The Chinese government’s twelfth Five-Year Plan, which was passed by the Chinese Parliament in March 2011, reflects the Chinese government’s continuous and reinforced commitment to wind power development, with a target of building an additional 90 GW of wind energy by 2015.   During the nine months ended September 30, 2011, we sold approximately 18,390 metric tons of forged products as compared to 28,395 metric tons for the comparable 2010 period, a decrease in sales volume of 35.2%.  During the nine months ended September 30, 2011, we increased our selling price by approximately 10.7% as compared to the comparable 2010 period.  The increase in our selling price reflected a portion of the cost increases in raw materials and labor.   We were not able to increase our prices to reflect the full cost increase, which affected our gross margins.

During the three months ended September 30, 2011, we sold approximately 4,990 metric tons of forged products as compare to 9,595 metric tons for the comparable 2010 period, a decrease in sales volume of 48.0%.  During the three months ended September 30, 2011, we decreased our selling price by approximately 8.4% as compared to the comparable 2010 period in order to deal with increased competition.

•
We believe there has been an increase in overall competition in the forged product market as industry capacity has increased.  Additionally, some turbine manufacturers that use forged products, which are not our customers or potential customers, have built their own forging capacity to save costs by vertical integration and to have better leverage when negotiating with the component suppliers. This may result in downward pressure on our pricing and may indirectly affect our sales as a result of increased competition for a smaller number of potential customers. Our products are sold for use by manufacturers of industrial equipment.  The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our customers and potential customers for our products which has had an effect of lessening the demand for products such as ours.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will continue to be affected.

•
In 2011, the China central bank tightened the monetary supply which has negatively affected both wind farm developers who rely heavily on bank loans to develop new wind farms and has resulted in a reduced demand for wind turbines and turbine systems, and other industrial companies who required financing to purchase our equipment, all of which affects sales of our products.

•
In 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  This equipment is being marketed and manufactured in our forged rolled rings segment. We are seeking to use our technical knowledge to manufacture and market solar components used in production of multi crystalline and mono crystalline silicon wafers. Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For the nine months ended September 30, 2011, we generated revenue from the sale of solar industry related products of $126,000 as compared to $0 for the comparable period of 2010.

Dyeing and finishing equipment segment

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

Cost of revenues.

For the nine months ended September 30, 2011, cost of revenues was $31,617,000 as compared to $42,265,000 for the nine months ended September 30, 2010, a decrease of $10,648,000, or 25.2%. For the three months ended September 30, 2011, cost of revenues was $9,046,000 as compared to $15,841,000 for the three months ended September 30, 2010, a decrease of $6,795,000, or 42.9%. Cost of revenues related to the manufacture of forged rolled rings and related products was $22,097,000 for the nine months ended September 30, 2011 as compared to $29,767,000 for the nine months ended September 30, 2010. Cost of revenues for the dyeing segment was $9,520,000 for the nine months ended September 30, 2011, as compared to $12,498,000 for the nine months ended September 30, 2010. Cost of revenues related to the manufacture of forged rolled rings and related products was $5,875,000 for the three months ended September 30, 2011 as compared to $11,471,000 for the three months ended September 30, 2010. Cost of revenues for the dyeing segment was $3,171,000 for the three months ended September 30, 2011, as compared to $4,370,000 for the three months ended September 30, 2010.

Gross profit and gross margin.

Our gross profit was $10,234,000 for the nine months ended September 30, 2011 as compared to $14,815,000 for the nine months ended September 30, 2010, representing gross margins of 24.4% and 26.0%, respectively. Our gross profit was $2,631,000 for the three months ended September 30, 2011 as compared to $5,421,000 for the three months ended September 30, 2010, representing gross margins of 22.5% and 25.5%, respectively.

Gross profit from forged rolled rings and related products segment was $7,636,000 for the nine months ended September 30, 2011 as compared to $11,536,000 for the nine months ended September 30, 2010, representing gross margins of approximately 25.7% and 27.9%, respectively. Gross profit from forged rolled rings and related products segment was $1,735,000 for the three months ended September 30, 2011 as compared to $4,232,000 for the three months ended September 30, 2010, representing gross margins of approximately 22.8% and 27.0%, respectively. The decrease in our gross margin for both the nine and three month periods ended September 30, 2011 was mainly attributed to an increase in the cost of raw materials in 2011 which could not be passed on to our customers and a decline in operational efficiencies as we operated at lower production levels. We do not expect that we will be able to improve our gross margin from forged rolled rings and related products segment until we become more efficient and are able to produce larger quantities for inventory.

Gross profit for the dyeing segment was $2,598,000 for the nine months ended September 30, 2011 as compared to $3,279,000 for the nine months ended September 30, 2010, representing gross margins of approximately 21.4% and 20.8%, respectively. Gross profit for the dyeing segment was $896,000 for the three months ended September 30, 2011 as compared to $1,189,000 for the three months ended September 30, 2010, representing gross margins of approximately 22.0% and 21.4%, respectively. The increase in our gross margin for the dyeing segment was mainly attributable to the decrease in the related miscellaneous sales taxes that are included in cost of revenues, for which we received a credit in 2011.

Depreciation. Depreciation was $3,651,000 and $2,145,000 for the nine months ended September 30, 2011 and 2011 and $1,147,000 and $944,000 for the three months ended September 30, 2011 and 2010 and is included in the following categories (dollars in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$3,146	$1,906	$1,063	$866
Operating expenses	505	239	84	78
Total	$3,651	$2,145	$1,147	$944

The increase in depreciation is attributable to the increase in our depreciable production equipment, primarily relating to our forged rolled rings and other related products segment where new equipment had been placed in service.  We expect depreciation to increase in future periods as we install and place in service new equipment and facilities related to our production line.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2,774,000 for the nine months ended September 30, 2011, as compared to $3,502,000 for the nine months ended September 30, 2010, a decrease of $728,000 or approximately 20.8%. Selling, general and administrative expenses totaled $913,000 for the three months ended September 30, 2011, as compared to $1,206,000 for the three months ended September 30, 2010, a decrease of $293,000 or approximately 24.3%.

             Selling, general and administrative expenses for the nine and three months ended September 30, 2011 and 2010 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Professional fees	$242	$198	$56	$42
Bad debt expense	389	550	222	327
Payroll and related benefits	575	891	194	184
Travel	100	236	24	73
Shipping	933	1,120	263	427
Other	535	507	155	153
Total	$2,774	$3,502	$914	$1,206

•
Professional fees increased for the nine months ended September 30, 2011 by $44,000, or 22.2%, as compared to the nine months ended September 30, 2010. The increase is primarily attributed to the increase in investor relations fees of approximately $50,000, offset by a decrease in other miscellaneous professional fees of approximately $6,000.  Professional fees increased for the three months ended September 30, 2011 by $14,000, or 33.3%, as compared to the three months ended September 30, 2010. The increase is primarily attributed to the increase in miscellaneous charges for professional service.

•
Bad debt expense decreased for the nine months ended September 30, 2011 by $161,000 or 29.3%, as compared to the nine months ended September 30, 2010. Bad debt expense decreased for the three months ended September 30, 2011 by $105,000 or 32.1% as compared to the three months ended September 30, 2010. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits decreased for the nine months ended September 30, 2011 by $316,000, or 35.5%, as compared to the nine months ended September 30, 2010. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $278,000 which reflected a drop in our stock price from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 used to value shares issued as compensation and a decrease in compensation and related benefits of approximately $38,000 in our forged rolled rings and related products segment resulting from decreased salaries paid to management and part time employees resulting from a decrease in revenues. Payroll and related benefits increased for the three months ended September 30, 2011 by $10,000, or 5.4%, as compared to the three months ended September 30, 2010. The slight increase was mainly attributable to the increase in salaries paid to our management.

•
Travel expense for the nine months ended September 30, 2011 decreased by $136,000, or 57.6%, as compared to the nine months ended September 30, 2010. Travel expense for the three months ended September 30, 2011 decreased by $49,000, or 67.1%, as compared to the three months ended September 30, 2010. The decrease for the periods shown is primarily related to the decrease in travel for investor road shows and conferences.

•
Shipping expense for the nine months ended September 30, 2011 decreased by $187,000, or 16.7%, as compared to the nine months ended September 30, 2010. Shipping expense for the three months ended September 30, 2011 decreased by $164,000, or 38.4%, as compared to the three months ended September 30, 2010. The decrease was primarily attributable to the decrease in our revenues in the 2011 periods as compared to the corresponding periods in 2010.

•	Other selling, general and administrative expenses for the nine and three months ended September 30, 2011 increased nominally, from the nine and three months ended September 30, 2010.

Income from operations. For the nine months ended September 30, 2011, income from operations was $6,955,000, as compared to $11,073,000 for the nine months ended September 30, 2010, a decrease of $4,118,000 or 37.2%. For the three months ended September 30, 2011, income from operations amounted to $1,633,000, as compared to $4,137,000 for the three months ended September 30, 2010, a decrease of $2,504,000 or 60.5% as a result of the factors described above.

Other income (expense). For the nine months ended September 30, 2011, total other expenses amounted to approximately $35,000 as compared to total other expense of $78,000 for the nine months ended September 30, 2010.  For the three months ended September 30, 2011, total other expense amounted to $48,000 as compared to total other expense of $29,000 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011 and 2010, total other income (expense) mainly included:

•
interest expense of $123,000 and $117,000, respectively, which was related to our outstanding loans and capital lease obligations; with the interest expense for the 2010 period including non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing;

•	nominal foreign currency losses;

•
other income of $91,000 in the 2011 period, which was mainly attributable to income from the sale of scrap and grant income of $49,000 from local government in the 2010 period, which we used to increase production of forged products;

For the three months ended September 30, 2011 and 2010, other income (expense) included:

•	interest expense of $60,000 and $24,000, respectively, incurred on our outstanding loans.

•	Nominal foreign currency losses;

•	Nominal interest income.

Income tax expense. Income tax expense was $1,950,000 for the nine months ended September 30, 2011, as compared to $3,052,000 for the nine months ended September 30, 2010, a decrease of $1,102,000, or approximately 36.1%.  Income tax expense was $450,000 for the three months ended September 30, 2011, as compared to $1,133,000 for the three months ended September 30, 2010, a decrease of $683,000, or approximately 60.3%, The decrease in income tax expense was attributable to the decrease in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $4,970,000, or $0.26 per share (basic) and $0.20 per share (diluted), for the nine months ended September 30, 2011, as compared with $7,944,000, or $0.45 per share (basic) and $0.32 per share (diluted) for the nine months ended September 30, 2010. Our net income was $1,135,000, or $0.06 per share (basic) and $0.05 per share (diluted), for the three months ended September 30, 2011, as compared with $2,974,000, or $0.16 per share (basic) and $0.12 per share (diluted), for the three months ended September 30, 2010.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,146,000 for the nine months ended September 30, 2011, as compared to $1,125,000 for the nine months ended September 30, 2010. We reported a foreign currency translation gain of $655,000 for the three months ended September 30, 2011, as compared to $909,000 for the three months ended September 30, 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the nine months ended September 30, 2011 of $7,116,000, compared to $9,069,000 for the nine months ended September 30, 2010. We had comprehensive income for the three months ended September 30, 2011 of $1,790,000, compared with $3,882,000 for the three months ended September 30, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2011 and December 31, 2010, we had cash balances of $518,274 and $947,177, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	September 30, 2011		December 31, 2010
United States	$4	0.7%	$97	10.3%
China	514	99.3%	850	89.7%
Total cash and cash equivalents	$518	100.0%	$947	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2010 to September 30, 2011 (dollars in thousands):

	September 30,	December 31,	December 31, 2010 to September 30, 2011
Category	2011	2010	Change	Percentage Change
Current assets:
Cash and cash equivalents	$518	$947	$(429)	(45.3)%
Restricted cash	469	-	469	100.0%
Notes receivable	150	51	99	196.9%
Accounts receivable, net of allowance for doubtful accounts	8,154	8,208	(54)	(0.7)%
Inventories, net of reserve for obsolete inventory	5,448	3,371	2,077	61.6%
Advances to suppliers	848	334	514	154.0%
Prepaid value-added taxes on purchase	2,022	2,760	(738)	(26.7)%
Prepaid expenses and other current assets	176	36	140	384.6%
Current liabilities:
Short-term bank loans	2,343	1,815	528	29.1%
Bank acceptance notes payable	469	-	469	100.0%
Accounts payable	5,124	7,661	(2,537)	(33.1)%
Accrued expenses	600	526	74	14.0%
Capital lease obligations – current portion	243	-	243	100.0%
VAT and service taxes payable	-	81	(81)	(100.0)%
Advances from customers	2,114	236	1,878	795.6%
Income taxes payable	651	1,332	(681)	(51.1)%
Working capital:
Total current assets	$17,785	$15,707	$2,078	13.2%
Total current liabilities	11,544	11,651	(107)	(0.9)%
Working capital:	$6,242	$4,056	$2,186	53.9%

Our working capital increased $2,186,000 to $6,242,000 at September 30, 2011 from working capital of $4,056,000 at December 31, 2010. This increase in working capital is primarily attributable to an increase in restricted cash of $469,000, an increase in notes receivable of $99,000, an increase in inventories, net of reserve for obsolete inventories, of $2,077,000, which was mainly attributable to: (i) an increase of approximately $300,000 in  inventory in our dyeing and finishing equipment segment  related to the manufacture of dyeing machines to fulfill backorders that we need to ship to our customers in November 2011, (ii) an increase in raw material inventory of approximately $1,600,000 for our forging and related components segment including an increase in steel inventory to secure steel pricing for anticipated orders, and an increase in raw material inventory related to our solar products to fulfill anticipated orders in the near future, an increase in advances to suppliers of $514,000, an increase in prepaid expenses and other current assets of $140,000, a decrease in accounts payable of $2,537,000, a decrease in income taxes payable of $681,000, offset by a decrease in cash and cash equivalents of $429,000, a decrease in prepaid VAT on purchases of $738,000, an increase in short-term bank loans of $528,000, an increase in bank acceptance notes payable of $469,000, an increase in capital lease obligations, current portion, of $243,000 and an increase in advances from customers of $1,878,000.

Net cash flow provided by operating activities was $5,891,000 for the nine months ended September 30, 2011 as compared to net cash flow provided by operation activities of $7,342,000 for the nine months ended September 30, 2010, a decrease of $1,451,000, of which $2,974,000 reflected the decline in net income from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheet.

•	For the nine months ended September 30, 2011, net cash flow provided by operating activities of $5,891,000 was attributable to

•
net income of $4,970,000 adjusted for the add-back of non-cash items, such as depreciation of $3,651,000, an increase in allowance for doubtful accounts of $389,000 and stock-based compensation expense of $282,000, and

•	changes in operating assets and liabilities such as a decrease in prepaid value-added taxes on purchases of $ 815,000, and an increase in advances from customers of $1,840,000, offset by
•	an increase in inventories of $1,935,000, an increase in advances to suppliers of $495,000, a decrease in accounts payable of $2,741,000 and a decrease in income taxes payable of $712,000.

•	For the nine months ended September 30, 2010, net cash flow provided by operating activities of $7.342,000 was attributable to:
•
net income of $7,944,000 adjusted for the add-back of non-cash items, such as depreciation of $2,145,000, increase in allowance for doubtful accounts of $550,000 and stock-based compensation expense of $478,000, and

•	changes in operating assets and liabilities such as an increase in accounts payable of $3,346,000, offset primarily by
•
an increase in accounts receivable of $2,966,000, an increase in inventory of $1,918,000, an increase in prepaid value-added taxes on purchases of $1,565,000 and an increase in advances to suppliers of $1,029,000.

Net cash flow used in investing activities reflects the purchase of property and equipment of $6,414,000 and payments for deposits on equipment of $769,000 for the nine months ended September 30, 2011 as compared to $9,212,000 related to the purchase of property and equipment for the nine months ended September 30, 2010.

Net cash flow provided by financing activities was $843,000 for the nine months ended September 30, 2011 as compared to $1,330,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we received proceeds from bank loans of $2,613,000, proceeds from the sale of common stock of $125,000, and proceeds from the exercise of warrants of $400,000, offset by the repayment of bank loans of $2,152,000 and repayments of principal on capital lease obligations of $144,000. For the nine months ended September 30, 2010, we received $2,100,000 from the exercise of warrants and $1,320,000 from loans offset by the repayment of loans of $2,090,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2011 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,343	$2,343	$-	$-	$-
Capital lease obligations (2)	1,027	421	606	-	-

Total	$3,370	$2,764	$606	$-	$-

(1)	Bank loans consist of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	The capital lease obligations include the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the nine months ended September 30, 2011, we had unrealized foreign currency translation gain of $2,145,998, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Fernando Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Liu concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

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

In order to correct the foregoing deficiencies, we have taken the following remediation measures during the nine months ended September 30, 2011:

•
In January 2011, we hired a chief financial officer with experience in internal control and U.S. GAAP reporting compliance, and, together with our vice president of financial reporting and our chief executive officer oversee and manage our financial reporting process and the required training of the accounting staff.

•	During the nine months ended September 30, 2011, we hired a Sarbanes-Oxley consulting firm to assist us with implementation of stronger internal controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2011, we issued 866,667 shares of our common stock upon the conversion of series A preferred stock. The issuance of such shares was exempt from the registration requirement of the Securities Act by virtue of Section 3(a) (9) of such Act.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	RL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC

Date: November 14, 2011	By: /s/ Jianhua Wu
Jianhua Wu, Chief Executive Officerand Principal Executive Officer)

Date: November 14, 2011	By: /s/ Fernando Liu
Fernando Liu, Chief Financial Officer and Principal Accounting Officer