Form 10-K
period 2011-12-31
Cleantech Solutions International, Inc.,
filed 2012-03-28
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 001-34591

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	90-0648920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Village, Huishan District, Wuxi City
Jiangsu Province, China 214181
(Address of principal executive offices)

(86) 51083397559
(Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky
Ellenoff Grossman & Schole LLP
150 East 42nd Street, New York, NY 10017
Telephone: (212) 370-1300
 Fax: (212) 370-7889
alevitsky@egsllp.com

Securities registered under Section 12(b) of the Act:  common stock, par value $0.001 per share
Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $11,828,762 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,294,014 shares of common stock are issued and outstanding as of March 25, 2012.

Documents Incorporated by Reference: None.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors”  and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” and words of like import refer to Cleantech Solutions International, Inc., its wholly-owned subsidiaries, and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”), both of which are variable interest entities under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise.

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

We effected a one-for-ten reverse stock split of our common stock on March 6, 2012.  All share and per share information in this annual report has been retroactively adjusted to reflect this reverse stock split.

PART I
ITEM 1.  BUSINESS

We are engaged in two business segments – the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, yaw bearings and shafts, and other forged components for the wind power and other industries as well as equipment for the solar power industry, and the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines.

Forged Rolled Rings and Related Components Segment

Prior to 2009, the manufacturing of textile dyeing and finishing machines was our principal source of revenue. We have changed our focus to emphasize the manufacture of forged rolled rings, yaw bearings and shafts for use in large-scale windmills in order to meet the perceived growing demands of China’s wind energy and other industries that require precision-manufactured products, including equipment for the solar power industry.

Through our forged rolled rings and other related products division, we supply the following:

•
We produce precision forged rolled rings and other forged components to the wind and other industries.  Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.  The government of the PRC continues to expand significantly its goal for installed wind energy capacity.  According to the Global Wind Energy Council report dated February 7, 2012, at the end of 2011, wind power in China accounted for 62,000 megawatts (MW) of electricity generating capacity.  Additionally, according to an article written by Reuters dated August 29, 2011, China aims to “have 100 gigawatts (GW) of on-grid wind power generating capacity by the end of 2015 and to generate 190 billion kilowatt hours (kWh) of wind power annually as reported by the China Securities Journal, citing the government plan.  We also manufacture shafts and forged rolled rings for gear rims, flanges and other applications.  In addition to the wind industry, we sell our forged rolled rings and other forged components in other industries, including heavy machinery manufacturing, petrochemical, metallurgical, sea port machinery, defense and radar manufacturing industries, which use our forged rolled rings railway as components in the manufacture of equipment. We produce precision forgings using axial close-die forging technology, which is a new technology for producing rotary precision forgings, using forging equipment which we manufactured for our own use. The axial close-die forging technology reduces the use of raw materials by as much as 35%, provides a high precision and surface flatness, reduces the cutting output, has excellent mechanical strength and high flexibility, and is a fully automatic operation.

•
In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted (“ESR”) forged products for the high performance components market for various industries.  We believe that ESR forged products will be important components in the next generation of larger wind turbines, offshore wind turbines and other high performance components, which will require stronger steel alloy precision forged components than the smaller turbines.  ESR technology is used to increase the durability and quality of steel and to blend specific alloys that are required to meet the anticipated strength requirements of the next generation of wind turbines.  We delivered the initial units from this production line in July 2010 to one customer, which has been our only ESR customer through December 31, 2011. For the year ended December 31, 2011, we generated revenue of $1,687,756 from the sale of ESR forged products as compared to $7,568,774 for the year ended December 31, 2010. This customer used our ESR products primarily in the steel manufacturing equipment and accordingly revenues from the sale of ESR products are included in forged rolled rings - other industries.  The contract with this customer expired, and we have no new orders for ESR products.  As a result of our inability to market ESR products, we did generate any additional clients for these ESR products.  Currently, we are trying to development this market and are seeking to develop a relationship with a third party to develop and promote products that can take advantages of the properties of our ESR technology.

•
In 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  We are using our technical capabilities to supply solar components used in production of multi crystalline and mono crystalline silicon wafers. Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For the year ended December 31, 2011, we generated revenues from the sale of these vessels to one customer of $455,453 which are included in forged rolled rings – other industries.  We had no revenue from solar related products for 2010.

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

Our revenue, gross margin and net income have declined significantly in fiscal 2011. For the year ended December 31, 2011, our revenue declined by 30.1% from the year ended December 31, 2010, and our net income declined by 48.0%.  The most significant decline was for forged rolled rings and related products for the wind power industry, which declined $14.9 million, or 36.6%, in fiscal 2011 from fiscal 2010.  However, we have experienced declines in all of our product sales.  We believe that these declines reflect:

•	An apparent decline in the growth rate for the wind industry, following six years of growth during which the total installed capacity doubled each year.

•	Increased competition.

•
The effects of a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing for owners of wind farms who require bank loans to purchase equipment and well as potential purchasers of heavy equipment, including our dyeing and finishing equipment.

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

Further, although we have entered the solar market in 2011, our revenues from this industry have only been approximately $455,000 for the year ended December 31, 2011.

The factors that affected our revenue, gross margin and net income during fiscal 2011 are continuing to affect our operations during fiscal 2012.  Since our equipment is capital equipment, which generally requires financing, our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries.  Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

During 2011, our forging and related components segment inventory increased by approximately $0.9 million and our advance from customers increased by approximately $0.9 million.  These increases are related.  This increase in inventory was attributable to a) an increase in steel inventory to secure steel pricing for anticipated forging orders, and an increase in inventory related to our solar products.  A significant portion of the inventory increase relates to products for our solar customer, for which we received advance payments.  At the request of the customer we are keeping the products in our warehouse.  This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed.  Upon the completion of the sale, the advance from this customer will be recognized as revenues and our inventory will be reduced by the products sold.

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

In connection with our Dyeing and finishing equipment segment, despite the world economic slowdown, for the year 2009, China’s gross output value for textiles rose by 10.3% year on year to RMB 3.8 trillion (approximately $576 billion), while the amount of clothes produced increased by 6.9% year on year to 23.75 billion units, as reported by the China National Textile and Apparel Council (“CNTAC”), Ministry and Industry Information Technology. According to data posted on the CNTAC website at www.english.ctei.gov.cn, in January to June 2011, China's textile industry realized the industrial output value of RMB 2,393.8 billion (approximately $374 million), increasing by 30% year over year. We believe weak overseas demand has been more than offset by strong demand within China.

Organization

We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. On June 13, 2011, we filed articles of amendment to our certificate of incorporation which changed our corporate name from China Wind Systems, Inc. to Cleantech Solutions International, Inc. At the time of the reverse acquisition, described below, we were not engaged in any business activities and we were considered to be a blank-check shell company.

We are the sole stockholder of Fulland Limited, a Cayman Islands limited liability company organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises organized under the laws of the PRC.  We formed Fulland Wind Energy in August 2008.  We currently manufacture our forged products and ESR products, which are sold for use in the wind, steel, solar power industry and other industries through Fulland Wind Energy.

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

Name of Entity	Relationship to Us	Nature of Business
Cleantech Solutions International, Inc	N.A.	Holding company
Fulland Limited	100% owned by us	Holding company
Wuxi Fulland Wind Energy Equipment Co., Ltd.	100% owned by Fulland Limited	Manufacture of forged rolled rings, ESR products and related products at new plant
Green Power Environment Technology (Shanghai) Co., Ltd.	100% owned by Fulland Limited	Operates business of Wuxi Huayang Dyeing Machinery Co., Ltd. and Wuxi Huayang Electrical Power Equipment Co., Ltd. pursuant to contracts
Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operates dyeing and finishing equipment segment
Wuxi Huayang Electrical Power Equipment Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operated electric power equipment segment; manufactures and sells forged rolled ring segment pursuant to existing contracts. The business of this entity is being phased out.

The Huayang Companies are both owned by our chief executive officer, Jianhua Wu, and his wife, Lihua Tang.

Our executive offices are located No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, China 214181, telephone (86)51083397559. Our website is www.cleantechsolutionsinternational.com.  Information on our website of any other website does not constitute a part of this annual report.

Contractual Arrangements with the Huayang Companies and their Stockholders

We have contractual arrangements with the Huayang Companies and their stockholders, who are our chief executive officer, Jianhua Wu, and his wife, Lihua Tang, pursuant to which we provide these companies with technology consulting and other general business operation services. Through these contractual arrangements, we also have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control the Huayang Companies, we are considered the primary beneficiary of the Huayang Companies. Accordingly, we consolidate the results, assets and liabilities of the Huayang Companies in our financial statements.

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

Equity Pledge Agreement. Under the equity pledge agreement between the Huayang Companies stockholders and Green Power, the Huayang Companies’ stockholders pledged all of their equity interests in the Huayang Companies to Green Power to guarantee the Huayang Companies’ performance of their obligations under the consulting services agreement. If the Huayang Companies or the Huayang Companies’ stockholders breach their respective contractual obligations, Green Power, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Huayang Companies stockholders also agreed that upon occurrence of any event of default, Green Power shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Huayang Companies stockholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Green Power may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Huayang Companies’ stockholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Green Power’s interest. The equity pledge agreement will expire two years after the Huayang Companies’ obligations under the consulting services agreements have been fulfilled.

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

The Forged Rolled Rings and Related Components Segment

The following table represents the Global Wind Energy Council’s outlook and analysis of China’s future wind power potential.

Currently, China is focusing on wind power for the following reasons:

•	China has small oil reserves and depends mainly on high-polluting coal for power;

•	According to China National Energy Administration, China investment in coal-fired power projects declined by 11% while investment in wind power increased by 44% in 2009;

•	Wind power is considered the most scalable cost effective renewable energy and is cost competitive with coal;

•	The Chinese government has announced that it is aggressively driving renewable energy both for energy-independence as well as environmental reasons;

•	On July 20, 2010, the Chinese government announced RMB 5 trillion (approximately $758 billion) will be spent on renewable energy over the next 10 years.

•
At the end of 2009, the Chinese government made a political commitment to the international community at the Copenhagen Conference on climate change that nonfossil energy would satisfy 15% of the country’s energy demand by 2020. Meeting this goal will require an unprecedented boost to the scale and pace of future clean energy development, including a new orientation toward wind power development. Wind energy is encouraged by a range of laws and regulations, the most important being the Renewable Energy Law, originally introduced in 2005.

Renewable energy is clean and sustainable. We believe that wind is one of the most competitive and promising renewable energies.  Wind energy brings great environmental benefits, but also minor negative side effects, such as noise, visual intrusion, effects on bird migration and electromagnetic radiation. Compared with conventional power generation, however, wind power has few environmental effects, and we believe that these effects can be reduced.   On the whole, its advantages outweigh its disadvantages.  However, wind power can only be generated in areas where there is a generally consistent wind and there continue to be difficulties is integrating wind power into an electric grid to serve a larger geographic range.

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

Rings can also be manufactured through machining or casting. We believe that the forging provides increased strength and flexibility for the finished product. A ring’s strength affects its fatigue resistance, and is determined by the orientation of the grain flow of the ring’s metal material. Unlike the machining process, which creates a unidirectional grain flow, or the casting process, which creates no grain flow, the forging process causes alignment and orientation of the grain flow in a direction creating maximum strength, thereby providing maximum fatigue resistance. This high strength property also reduces sectional thickness and overall weight of the ring without compromising the overall integrity of the finished product.

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

Manufacturing

With the opening of our state-of-the-art forging facility in 2009, we further solidified our position as a preferred supplier to the global wind, solar and other clean technology industries. Our operations feature a 4,500-ton press and a ring-rolling mill, employing our advanced axial close-die forging technology, to manufacture rolled rings measuring up to 6.3 meters in diameter and a cross section up to 700mm and shafts used in wind turbine units, measuring 1MW-3MW. We also have a series of workshops dedicated for fabrication, welding, machining and assembly of high strength materials.

We believe that our expanded forging facility, which includes an advanced ESR (Electro Slag Remelt) line, is able to meet the quality requirements of our most demanding customers, has an annual capacity of 50,000 tons.

The melting, forging, heat-treating and machining capability at our facility allows for the manufacturing of a wide range of custom-forged products. Multi-diameter shafts, gear blanks, mandrel-forged rings and specialized shapes, are available in a wide range of sizes and weights ranging from a few hundred pounds to over 25,000 pounds. Most popular carbon and alloy AISI/SAE grades such as 1026, 1045, 4140, 4150F, 4340, and 8620 are readily available. We also have experience with the melting and forming of specialized alloys. We believe that we are capable of producing components that meet various industry specifications as well as product-specific specifications.

Our manufacturing site covers over 1.1 million square feet.  In addition to our forging operation we have established state-of-the-art fabrication, machining, assembly and finishing workshops to meet the manufacturing needs of our clean technology focused customer base. We are leading specialists in the manufacturing of:

•	Large forged rolled rings, yaw bearings, tower flanges and shafts used in large-scale windmills

•	Stainless steel pressure vessel/chambers used in the manufacturing of multi-crystalline solar wafers

•	Specialty, high tolerance, fabricated components and assemblies used in various clean technology industries

•	Other fabricated and machined components, assemblies and equipment requiring high precision manufacturing

Marketing and Distribution

Based at our facilities in Wuxi, we have a sales team for our forged rolled rings and shafts. Our marketing efforts include industrial conferences, trade fairs, sales training, and advertising. Our sales teams work closely with our product development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our rolled rings and flanges are currently sold to companies in various cities and provinces throughout China including Luoyang, Shenyang, Zhenjiang province, Jiangsu province, Qingdao, Jinan, Shanghai, Chongqing, Beijing and Zhengzhou.  We are an ISO9001:2000 certified supplier.

Competition

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

We believe there has been an increase in overall competition in the forged product market as industry capacity has increased.  Additionally, we believe some turbine manufacturers that use forged products, which are not our customers or potential customers, have built their own forging capacity to save costs by vertical integration and to have better leverage when negotiating with the component suppliers. This may result in downward pressure on our pricing and may indirectly affect our sales as a result of increased competition for a smaller number of potential customers. Our products are sold for use by manufacturers of industrial equipment.  The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our customers and potential customers for our products which has had an effect of lessening the demand for products such as ours.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will continue to be affected.

We believe that we are well positioned to capitalize on the opportunities provided by the demand for products by the wind power industry and solar power industry by supplying superior quality, high performance forged products produced by utilizing ESR technology. We believe that we offer:

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

The Dyeing and Finishing Segment

In recent years, China has been one of the world’s leading textile producers, and the textile industry has been a pillar in the Chinese national economy, experiencing steady growth over the last few decades.  The global economic downturn has had an adverse impact on almost every industry, and the textile industry is no exception.  Experts from the Chinese Ministry of Commerce attributed the slowdown in the growth of textile exports to appreciation of the Chinese currency, industry liquidity shortage and the surge in raw materials costs. Moreover, as major global markets for Chinese textile products, such as the U.S. and Europe, were hit hard by the global recession, many Chinese textile manufacturers that exported to these markets suffered cancellation of orders and reductions in orders from continuing customers.   We believe that the textile business has continued to improve due to the tax reimbursement for export incentive given by the PRC government and we believe that the market for dyeing and finishing equipment is improving.

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

Source of Supply

Stainless steel is the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd.  In each of 2011 and 2010, our purchases of steel from Wuxi City Fanshun Materials Co., Ltd accounted for approximately 13% of our total purchases.   In both 2011 and 2010 our purchases of steel from Wuxi City Zhongtian Stainless Steel Co., Ltd accounted for less than 10% of our total purchases. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. The price of stainless steel in China, while unstable, generally does not affect our forging business significantly, because our contracts with our customers are usually structured so that we are able to pass along any significant change in steel price to customers.  For the textile machinery business, the price of steel can have more significant impact.  Any significant rise in the price of or demand for stainless steel could have an adverse effect on our results of operations.  Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business, particularly on our dyeing and finishing segment.  To the extent that we are not able to pass along price increases for stainless steel to our forging customers, these factors will affect this segment as well.

Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We do not conduct any significant research and development, and we did not incur any research and development expense in 2011 or 2010.  In our forged rolled rings and related product segment, we plan to concentrate our product development efforts on developing enhancement of rolled rings and related products principally for the wind power and solar power industry.

Government Regulations

Environmental Regulations

Our manufacturing processes generate noise, waste water, gaseous and other industrial wastes, and we use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations. As a result, we are required to comply with all national and local regulations regarding protection of the environment. Our operations are subject to regulations promulgated by China’s Environmental Protection Administration, Jiangsu Province Environmental Protection Administration and the Wuxi City Environmental Administration. We are also subject to periodic monitoring by local environmental protection authorities in Wuxi. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and, where feasible, recycle the wastes generated in our manufacturing processes. We believe that our manufacturing facilities and equipment are in substantial compliance with all applicable environmental regulations. Based on the requirement of present law, we do not expect that any additional measures that may be required to maintain compliance will materially affect our capital expenditures, competitive position, financial position or results of operations.

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

Our Dyeing segment also has received the certificate to manufacture D1 and D2 levels of pressure vessels, which includes our current line of dyeing machines, from the Quality and Technical Supervision Bureau of Jiangsu Province.  We received the certificate on Dec 7, 2007 and renewed it on November 11, 2011, which expires on December 6, 2015.

Circular 106 Compliance and Approval

On May 31, 2007, the State Administration of Foreign Exchange, or SAFE, issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, in early September 2007, the owners of 100% of the equity in the Huayang Companies, namely Jianhua Wu and Lihua Tang, submitted their application to SAFE. On September 19, 2007, SAFE approved their application, permitting them to establish an offshore company, Fulland, as a “special purpose vehicle” for any foreign ownership and capital raising activities by the Huayang Companies.  After SAFE’s approval, Mr. Wu and Ms. Tang became the majority owners of Fulland on October 11, 2007.  Fulland was acquired by us in November 2007.

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

Employees

As of March 22, 2012, we had 233 employees, including 168 full time employees and 65 part time employees. Of these, 120 employees are in the dyeing and finishing segment (six executives, managers and administrative staff, two accounting staff, three quantity control staff, three engineers and technicians, four marketing and salespeople, three purchasing staff and 99 manufacturing staff) and 113 employees are with our forged rolled rings and related products segment (six executive, managers and administrative staff, three accounting staff, three salespeople, and 90 manufacturing staff, and 11 quality control and engineers/technicians).

All of these employees are members of a union, organized by the Union for Huishan District, Wuxi City, as mandated by the PRC Union Law. We have not experienced a work strike.  We believe that our relations with our employees are good.

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

Risks Related to Our Business

We are incurring significant obligations in developing the manufacture of forged rolled rings and solar power machinery for use in the wind power industry, other industries and solar power industry with no assurance that we can or will be successful in this business.

Wind power and solar power account for a small percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both an increased acceptance of wind power and solar power as an energy source in the PRC and the acceptance of our products. We are making the financial and manpower commitment in our belief that there will be an increased demand for wind power and solar power in China and elsewhere and that the companies that manufacture wind power generation equipment and other equipment that uses our products will purchase our products. We cannot assure you that we will be able to successfully develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations.

Our revenue and net income, which declined significantly from 2010 to 2011, may continue to decline.

For the year ended December 31, 2011 our revenue decreased $24.0 million, or 30.1%, and our net income decreased $5.3 million, or 48.0%.  This decline reflected a decline in revenue from all our products, but the most significant decline was for forged rolled rings and related products for the wind power industry, which declined $14.9 million, or 36.6%.  In addition, revenue from our only customer for ESR forged products declined from $7.6 million in 2010 to $1.7 million in 2011, and the contract from this customer has expired and was not renewed.  These decreased reflect, among other factors, increased competition for all of our products, which affected both our revenues and our gross margin, a tightening of the monetary supply by China, which affected wind farm developers and other industrial companies who require financing to purchase capital equipment such as our products, vertical integration by wind power manufactures which reduce the need for outside suppliers such as us, and delays by potential customers of dyeing and finishing equipment reflecting both the tightening of credit and decisions to evaluate new products, such as ours, that are designed to meet higher environmental standards.  We cannot  assure you that these factors, as well as other factors not presently known to us, will not result in continued declines in revenue and net income.

We will require additional funds to expand our operations.

In connection with our expansion project for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to satisfy our current and anticipated purchase commitments. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay our purchase commitments we may be unable to finance the growth of our existing business, which may impair our ability to operate profitably.  Because of our stock price and the worldwide economic downturn, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to manufacture our products and continue in business.

Because we sell capital equipment, our business is subject to our customers’ capital budget and we may suffer delays or cancellations of orders and the effects of the recent worldwide economic downturn.

Our customers purchase our equipment as part of their capital budget. As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise purchasing capital equipment. Our business is therefore dependent upon both the economic health of these industries and our ability to offer products that meet regulatory requirements, including environmental requirements, of these industries and are cost justifiable, based on potential cost savings in using our equipment in contrast to existing equipment or equipment offered by others.  As a result of the worldwide economic downturn and the tightening of credit in China, the market for capital equipment in the textile industry has significantly declined, and sales of our dying products declined significantly. If we are not able to generate sufficient business in our dyeing segment, we may discontinue this segment of our operations and limit our business to forged rolled rings and related products and solar power machinery. We cannot predict the extent that the market for capital equipment in the wind power and solar power and other industries will be affected.  However, any economic slowdown or continued lack of credit availability in China can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our forged rolled rings business and solar power machinery business will not be significantly impaired as a result of the worldwide economic downturn.

Further, the textile and apparel industries have historically been subject to substantial cyclical variations and are particularly affected by adverse trends in the general economy. These industries are presently subject to the effects of the worldwide economic downturn and trade policies of other countries which have severely impacted these industries in China.  The reduction in demand for textile products has resulted in a reduction in the demand for capital equipment used in these industries.  This reduction in demand affects both our sales and our gross margin, which could have a material adverse effect on our results of operations, liquidity and financial condition.

A decrease in supply or increase in cost of the materials used in our products could harm our profitability.

Any restrictions on the supply or the increase in the cost of the materials used by us in manufacturing our products, especially steel, could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. However, increased competition may affect our ability to pass on to our customers’ price increases in raw materials, particularly, stainless steel, which is our principal raw material for all of our products.  Our profitability depends largely on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources.

Inflationary and competitive pressures may affect our ability to maintain our margins.

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

As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our activities. Any failure by us to control the use of or to restrict adequately, the discharge of hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. We do not have insurance to cover any liability which we may incur as a result of personal injury or property damages resulting from emissions of toxic material into the environment.

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

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support, and marketing. We do not have any significant research and development activities.  From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position. Currently, our research and development is not significant.

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

As of March 15, 2012, our officers and directors and members of their families beneficially owned approximately 42.6% of our outstanding voting shares. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

We rely primarily on trade secret and contractual restrictions to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate and we may not be able to protect our intellectual property under Chinese laws. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights in China may be difficult. We cannot assure you that the outcome of any litigation will be in our favor. Intellectual property litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act.  Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority.  For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

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

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by our customers and potential customers, which in turn could reduce demand for our products.  Furthermore, in response to the worldwide economic downturn, the Chinese government may seek to increase its control over businesses which could affect our business.

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

We rely on dividends paid by our subsidiaries for our cash needs

We conduct substantially all of our operations through our subsidiaries and variable interest entities. We rely on dividends from our subsidiaries for our cash needs, including the funds necessary to pay any dividends which we may declare and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each subsidiary and VIE entity is also required to set aside at least 10% of its after-tax profit based on China’s accounting standards each year to its general reserves until the accumulated amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

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

Risks Related to our Common Stock

Our stock price may be volatile.

The trading price of our common stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations.
•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.
•	Our ability to develop and market new and enhanced products on a timely basis.
•	Changes in governmental regulations or in the status of our regulatory approvals.
•	Changes in earnings estimates or recommendations by securities analysts.
•	Market reaction to our recent one-for-ten reverse split.
•	General economic conditions and slow or negative growth of related markets.

These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our actual operating performance.

During 2011, our stock failed to meet the Nasdaq continued listing requirements, and any subsequent failure may result in our delisting.

During 2011, our stock failed to meet the Nasdaq continued listing requirement resulting from its failure to maintain a $1.00 bid price and its failure to maintain a minimum market value of publicly held common stock.  In order to maintain our listing on Nasdaq we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market, and we effected a one-for-ten reverse split.  In the event that our stock price falls below $1.00 per share, we may not be able to maintain our Nasdaq listing, which could have a material adverse effect on the market for and the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main office and our manufacturing facilities are located in Wuxi, China, in seven buildings with approximately 215,000 square feet. We have been issued a land use right certificate for the land until June 7, 2015 by the municipal government of Wuxi City, which may be renewed at our option with no expected capital requirement. The seven buildings are an office building, warehouse, raw material processing hall, metal processing hall, assembling hall, laboratory and quality control, and guard house. We believe that our existing facilities are well maintained and in good operating condition.

In 2003, we acquired land use rights to a plot of land approximately 5.1 acres from the local government of the Town of Qianzhou in Wuxi City. This land, along with the land use rights acquired from a related party as discussed in the following paragraph, house our new factory and employee housing facilities. The land lease has a term of 50 years, expiring October 30, 2053.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Capital Market under the symbol “CLNT” since December 29, 2011. Our stock was previously traded on The NASDAQ Global Market under the symbol “CLNT” from June 16, 2011 to December 28, 2011 and under the symbol “CWS” from December 24, 2009 until June 15, 2011. Prior to December 24, 2009, it was traded on the OTC Bulletin Board under the symbol “CHWY” from October 13, 2009 until December 23, 2009, and prior to October 13, 2009, it was traded under the symbol “CWSI.” The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2010 and 2011 and the first quarter of 2012, through March 22, 2012. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2010		2011		2012
	High	Low	High	Low	High	Low
First quarter*	$77.30	$48.30	$44.70	$30.50	$4.00	$2.17
Second quarter	54.30	35.90	31.40	9.20
Third quarter	49.00	40.80	11.40	4.00
Fourth quarter	51.20	28.90	4.60	2.10

On March 22, 2012, the last sale price of our common stock as reported by NASDAQ was $2.17 per share.

Shareholders

As of March 22, 2012, we had approximately 2,700 holders of our common stock.

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

In addition, due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.  The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	173,062

Equity compensation plan not approved by security holders	0	$0	-

The 2010 long-term incentive plan is the equity compensation plan that was approved by stockholders.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2011, we issued 750 shares of common stock to our chief financial officer for services rendered pursuant to an employment agreement. The shares were valued at fair value on the grant date and we recorded stock-based compensation of $2,475.  The issuance of the shares was exempt from registration pursuant to Regulation S, since such shares were issued to a person who is not a U.S. Person.

During the fourth quarter of fiscal 2011, we issued 79,339 shares of common stock upon the conversion of 2,380,176 shares of series A preferred stock.  The issuance of these shares is exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

No underwriting or brokerage fees or commissions were paid in connection with either of the foregoing issuances.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments and solar industry related products in dollars and as a percent of revenue (dollars in thousands):

	Years Ended December 31,
	2011		2010
	Dollars	%	Dollars	%
Forged rolled rings and related components - wind power industry	$25,750	46.3%	$40,611	51.0%
Forged rolled rings and related components – other industries	12,096	21.8%	17,720	22.3%
Dyeing and finishing equipment	17,733	31.9%	21,218	26.7%
Total	$55,579	100%	$79,549	100%

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

•
In October 2009, we ordered machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture ESR forged products for the high performance components market for various industries.  We delivered the initial units from this production line in July 2010 to one customer, which has been our only ESR customer through December 31, 2011. For fiscal 2011, we generated revenue of $1,687,756 from the sale of ESR forged products as compared to $7,568,774 for fiscal 2010. This customer is using our ESR products primarily in the steel manufacturing equipment and accordingly revenues from the sale of ESR products are included in forged rolled rings - other industries.   The contract with this customer has expired and we have no new orders for ESR products as of the date of this report.

•
In 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.   For the year ended December 31, 2011, we generated revenue from the sale of solar industry related products of $455,453.  We had no revenue from solar related products for year 2010.

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

Our revenue, gross margin and net income have declined significantly in fiscal 2011. For fiscal 2011, our revenue declined by 30.1% from fiscal 2010, our gross margin decreased from 26.3% to 23.9%, and our net income decreased 48.0%.  The most significant decline was for forged rolled rings and related products for the wind power industry, which declined $14.9 million, or 36.6%, in fiscal 2011 from fiscal 2010.  However, we have seen declines in all of our product sales.  We believe that these declines reflect:

•	An apparent decline in the growth rate for the wind industry, following six years of growth during which the total installed capacity doubled each year.
•	Increased competition.
•
The effects of a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing for owners of wind farms who require bank loans to purchase equipment and well as potential purchasers of heavy equipment, including our dyeing and finishing equipment.

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

Further, although we have entered the solar market in 2011, our revenues from this industry have only been approximately $455,000 for 2011.

The factors that affected our revenue, gross margin and net income during 2011 are continuing to affect our operations during 2012.  Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries.  Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

During the year ended December 31, 2011, our forging and related components segment inventory increased by approximately $0.9 million and our advance from customers increased by $0.9 million.  These increases are related.  This increase in inventory was attributable  to a) an increase in steel inventory to secure steel pricing for anticipated forging orders, and an increase in inventory related to our solar products.   A significant portion of the inventory increase relates to products for our solar customer, from which we received advance payments.  At the request of the customer we are keeping the products in our warehouse.  This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed.  Upon the completion of the sale, the advances from this customer will be recognized as revenues and our inventory will be reduced by the products sold.

Dyeing and Finishing Equipment Segment

In connection with our Dyeing segment, despite the world economic slowdown, for the year 2009, China’s gross output value for textiles rose by 10.3% year on year to RMB 3.8 trillion (approximately $576 billion), while the amount of clothes produced increased by 6.9% year on year to 23.75 billion units, as reported by the China National Textile and Apparel Council (“CNTAC”), Ministry and Industry Information Technology. According to data posted on the CNTAC website at www.english.ctei.gov.cn , in January to June 2011, China's textile industry realized the industrial output value of RMB 2,393.8 billion (approximately $374 million), increasing by 30% year over year. We believe weak overseas demand has been more than offset by strong demand within China.

Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 40% of our purchases of raw materials for the year ended December 31, 2011 primarily consisting of steel for the forged rolled rings and related components segment. These three suppliers provided approximately 47% of our purchases of raw materials for the year ended December 31, 2010.

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

Research and Development

Research and development costs are expensed as incurred.  We incurred minimal research and development expenses in the years ended December 31, 2011 and 2010.  Product development expenses, which primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties, are included in general and administrative expenses.

Income Taxes

We are governed by the income tax laws of the PRC and the United States. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

Deemed Preferred Stock Dividend

When we sell shares of convertible preferred stock at a price that is, on an “as if converted” basis, less than the market price of the underlying shares of common stock, the difference between the value of the underlying shares of common stock and the purchase price of the convertible preferred stock is treated as a deemed preferred stock dividend.  In connection with the issuance of shares of preferred stock upon exercise of warrants as a result of board approval of the issuance of series A preferred stock instead of common stock, We do not record a deemed preferred stock dividend since we issue the number of shares of preferred stock that are convertible into the number of shares of common stock that would have been issued upon exercise.  There were no deemed preferred stock dividends during the years ended December 31, 2011 or 2010.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We intend to conform to the new presentation required in this ASU beginning with our Form 10-Q for the three months ended March 31, 2012.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the years indicated as a percentage of net revenues (dollars in thousands):

	Years Ended December 31,
	2011		2010
	Dollars	Percentage	Dollars	Percentage
Revenues	$55,579	100.0%	$79,549	100.0%
Cost of revenues	42,276	76.1%	58,628	73.7%
Gross profit	13,303	23.9%	20,921	26.3%
Operating expenses	5,121	9.2%	5,410	6.7%
Income from operations	8,182	14.7%	15,509	19.6%
Other income (expenses)	(81)	(0.1)%	(109)	(0.2)%
Income before provision for income taxes	8,101	14.6%	15,400	19.4%
Provision for income taxes	2,340	4.2%	4,326	5.4%
Net income	5,761	10.4%	11,074	13.9%
Other comprehensive income:
Foreign currency translation adjustment	2,549	4.6%	1,908	2.4%
Comprehensive income	$8,310	15.0%	$12,982	16.3%

The following table sets forth information as to the gross margin for our two business segments for the years ended December 31, 2011 and 2010 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2011
Revenues	$37,846	$17,733	$55,579
Cost of revenues	$28,469	$13,807	$42,276
Gross profit	$9,377	$3,926	$13,303
Gross margin %	24.8%	22.1%	23.9%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2010
Revenues	$58,331	$21,218	$79,549
Cost of revenues	$41,854	$16,774	$58,628
Gross profit	$16,477	$4,444	$20,921
Gross margin %	28.2%	20.9%	26.3%

Revenues. For the year ended December 31, 2011, we had revenues of $55,579,000, as compared to revenues of $79,549,000 for the year ended December 31, 2010, a decrease of approximately 30.1%. The decrease in revenue was attributable to the decrease in revenue from both our forged rolled rings and related products segment and dyeing and finishing equipment segment, and is summarized as follows (dollars in thousands):

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Increase (Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$25,750	$40,611	$(14,861)	(36.6)%
Forged rolled rings and related products – other industries	12,096	17,720	(5,624)	(31.7)%
Dyeing and finishing equipment	17,733	21,218	(3,485)	(16.4)%
Total net revenues	$55,579	$79,549	$(23,970)	(30.1)%

Forged rolled rings and related products segment

Revenue from forging of rolled rings and related products totaled $37,846,000 for the year ended December 31, 2011, with revenues of $25,750,000 from the wind power industry and revenues of $12,096,000 from other forging operations. Revenues from forging of rolled rings and related products totaled $58,331,000 for the year ended December 31, 2010, with revenues from the wind power industry amounting to $40,611,000 and revenues from other forging operations amounting to $17,720,000. The decrease in revenue from forging of rolled rings and related products was primarily attributable to:

•
An apparent decline in the growth rate for our forged products. Although, we had a decrease in the sale of forged products, we are confident that demand for forged products in the wind industry in China will continue.  According to the Global Wind Energy Council’s “Global Wind Energy Outlook 2010 Report” as published on the council’s website, 2009 marked China’s sixth consecutive year of doubling its total installed capacity and surpassed 25.8 gigawatts (“GW”) in total capacity installed at the end of 2009. Pursuant to Global Wind Energy Council’s press release dated April 6, 2011, in 2010, China added 18.9 GW of new wind power capacity, thereby reaching a total installed capacity of 44.7 GW The Chinese government’s twelfth Five-Year Plan, which was passed by the Chinese Parliament in March 2011, reflects the Chinese government’s continued commitment to wind power development, with a target of building an additional 90 GW of wind energy by 2015.   During the year ended December 31, 2011, we sold approximately 23,999 metric tons of forged products as compared to 38,064 metric tons for the year ended December 31, 2010, a decrease of 37.0%.  During the year ended December 31, 2011, we increased our selling price by approximately 1.7% as compared to the year ended December 31, 2010.  The increase in our selling price reflected a portion of the cost increases in raw materials and labor.   We were not able to increase our prices to reflect the full cost increase, which affected our gross margins.

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

•
In 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  This equipment is being marketed and manufactured in our forged rolled rings segment. We are seeking to use our technical knowledge to manufacture and market solar components used in production of multi crystalline and mono crystalline silicon wafers.   Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For the year ended December 31, 2011, we generated revenue from the sale of solar industry related products of $455,453 as compared to $0 for the year ended December 31, 2010.

Dyeing and finishing equipment segment

The decrease in revenue from the sale of dyeing and finishing equipment reflects the business cycle as well as delays by customers in purchasing new equipment designed to meet stricter environmental standards imposed by the Chinese government as textile manufacturers evaluate both their projected business in uncertain economic times and new equipment designed to meet the new standards. We believe that our newest equipment meets the new standards. In addition, some customers have a shortage of working capital due to more restrictive finance policies established recently by Chinese government, resulting in a delay in the purchase of new production machinery.  We believe that our customers are using their existing equipment longer before replacing the equipment. We believe that 2012 revenues from the sale of dyeing and finishing equipment will continue to be weak.

Cost of revenues. Cost of revenues, which includes the cost of raw materials, labor, depreciation and other overhead costs for the year ended December 31, 2011 decreased $16,352,000, or 27.9%, from $58,628,000 for 2010 to $42,276,000 for 2011. Cost of revenues for the dyeing segment was $13,807,000 for 2011, as compared to $16,774,000 for 2010. Cost of revenues related to the manufacture of forged rolled rings and related products was $28,469,000 for 2011 as compared to $41,854,000 for 2010.

Gross profit and gross margin. Our gross profit was $13,303,000 for 2011 as compared to $20,920,000 for 2010, representing gross margins of 23.9% and 26.3%, respectively. Gross profit for the dyeing segment was $3,926,000 for 2011 as compared to $4,444,000 for 2010, representing gross margins of approximately 22.1% and 20.9%, respectively. The slight increase in our gross margin for the dyeing segment was mainly attributable to the slight increase in our sales price for dyeing machinery and equipment primarily related to the sale of our new environmental efficient dyeing equipment model. Gross profit from forged rolled rings and related products segment was $9,377,000 for 2011 as compared to $16,477,000 for 2010, representing gross margins of approximately 24.8% and 28.2%, respectively. The decrease in our gross margin for the year ended December 31, 2011 was mainly attributed to an increase in the cost of raw materials and labor costs in 2011 which could not be passed on to our customers and a decline in operational and cost efficiencies, including the allocation of fixed costs such as depreciation to cost of revenues as we operated at lower production levels. We do not expect that we will be able to improve our gross margin from forged rolled rings and related products segment until we become more efficient and are able to produce larger quantities for inventory and revenues.

Depreciation. Depreciation was $5,351,000 and $3,193,000 for the years ended December 31, 2011 and 2010, respectively, and is included in the following categories (dollars in thousands):

	Years Ended December 31,
	2011	2010
Cost of revenues	$4,238	$2,874
Operating expenses	1,113	319
Total	$5,351	$3,193

The increase in depreciation is attributable to the increase in our depreciable production equipment.  We expect depreciation to increase in future periods as we install and place in service new equipment related to our production line.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $4,008,000 for 2011, as compared to $5,091,000 for 2010, a decrease of $1,083,000 or approximately 21.3%. Selling, general and administrative expenses consisted of the following (dollars in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Professional fees	$392	$357
Bad debt expense	720	1,006
Payroll and related benefits	780	1,055
Travel and entertainment	249	408
Shipping	1,192	1,537
Other	675	728
Total	$4,008	$5,091

•	Professional fees increased for 2011 by $35,000, or 9.8%, as compared to 2010. The slight increase was mainly attributable to the increase in investor relations fees.

•
For 2011, we had bad debt expense of approximately $720,000 as compared to a bad debt expense of approximately $1,006,000 for 2010. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits decreased for 2011 by $275,000, or 26.1%, as compared to 2010. The decrease was mainly attributable to the decrease in stock-based compensation of approximately $274,000 which reflected a drop in our stock price from 2010 to 2011 used to value shares issued as compensation.

•
Travel and entertainment expense for 2011 decreased by $159,000, or 39.0%, as compared to 2010. The decrease was primarily attributable to a decrease in travel expense of approximately $171,000 due to the decrease in travel for investor road shows and conferences, offset by an increase in entertainment expense of approximately $12,000.

•	Shipping expense for 2011 decreased by $345,000, or 22.4%, as compared to 2010. The decrease was primarily attributable to the decrease in our revenues in 2011 as compared to 2010.

•	Other selling, general and administrative expenses for 2011 decreased by $53,000, or 7.3%, as compared to 2010, which reflected the stricter control on corporation expenditure.

Income from operations. For 2011, income from operations amounted to $8,183,000, as compared to $15,510,000 for 2010, a decrease of $7,327,000 or 47.2%.

Other income (expense). For 2011, other expenses amounted to $82,000 as compared to $109,000 for 2010.  For the years ended December 31, 2011 and 2010, total other income (expense) mainly included:

•
Interest expense of $194,000 and $147,000, respectively, which was related to our outstanding loans and capital lease obligations; with the interest expense for the 2010 including non-cash interest expense of $45,000 from the amortization of debt discount arising from our March 2009 financing;

•
Other income of $103,000 in 2011, which was mainly attributable to income from the sale of scrap and grant income of $50,000 from local government in 2010, which we used to increase production of forged products.

Income tax expense. Income tax expense totaled $2,340,000 for 2011, as compared to $4,326,000 for 2010, a decrease of $1,986,000, or approximately 45.9% which was primarily attributable to the decrease in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $5,761,000 for 2011, as compared with $11,074,000 for 2010, a decrease of 48.0%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,549,000 for 2011, as compared to $1,908,000 for 2010. This non-cash gain had the effect of increasing our reported comprehensive income. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for 2011 of $8,310,000, compared with $12,982,000 for 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2011 and 2010, we had cash balances of $1,152,607 and $947,177, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
Country:
United States	$288	25.0%	$97	10.3%
China	865	75.0%	850	89.7%
Total cash and cash equivalents	$1,153	100.0%	$947	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2010 to December 31, 2011 (dollars in thousands):

			December 31, 2010 to December 31, 2011
Category	2011	2010	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,153	$947	$206	21.7%
Restricted cash	314	-	314	100.0%
Notes receivable	54	51	3	5.6%
Accounts receivable, net of allowance for doubtful accounts	7,088	8,208	(1,120)	(13.6)%
Inventories, net of reserve for obsolete inventory	4,276	3,371	905	26.8%
Advances to suppliers	219	334	(115)	(34.3)%
Prepaid value-added taxes on purchase	1,512	2,760	(1,248)	(45.2)%
Prepaid expenses and other current assets	111	36	75	204.6%

Current liabilities:
Short-term bank loans	2,357	1,815	542	29.9%
Bank acceptance notes payable	314	-	314	100.0%
Accounts payable	4,997	7,661	(2,664)	(34.8)%
Accrued expenses	772	526	246	46.7%
Capital lease obligations – current portion	245	-	245	100.0%
VAT and service taxes payable	-	81	(81)	(100.0)%
Advances from customers	1,167	236	931	394.5%
Income taxes payable	592	1,332	(740)	(55.5)%
Working capital:
Total current assets	$14,727	$15,707	$(980)	(6.2)%
Total current liabilities	10,444	11,651	(1,207)	(10.4)%
Working capital:	$4,283	$4,056	$227	5.6%

Our working capital increased $227,000 to $4,283,000 at December 31, 2011 from working capital of $4,056,000 at December 31, 2010. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of $206,000, an increase in inventories of $905,000, an increase in prepaid expenses and other current assets of $75,000, a decrease in accounts payable of $2,664,000, a decrease in VAT and service taxes payable of $81,000 and a decrease in income taxes payable of $740,000, offset by a decrease in accounts receivable, net of allowance for doubtful accounts, of $1,120,000, a decrease in advances to suppliers of $115,000, a decrease in prepaid VAT on purchases of $1,248,000, an increase in short-term bank loans of $542,000, an increase in accrued expenses of $246,000, an increase in current portion of capital lease obligation of $245,000 and an increase in advances from customers of $931,000.

Net cash flow provided by operating activities was $10,448,000 for 2011 as compared to net cash flow provided by operating activities of $14,667,000 for 2010, a decrease of $4,219,000. Net cash flow provided by operating activities for the year ended December 31, 2011 was mainly due to:

•
net income of $5,761,000 and the add-back of non-cash items, such as depreciation of $5,351,000,  amortization of land use rights of $91,000, the increase in allowance for doubtful accounts of $720,000 and stock-based compensation expense of $356,000, and,

•
changes in operating assets and liabilities, including a decrease in accounts receivable of $694,000 due to a reduction in revenues, a decrease in prepaid VAT taxes on purchases of $1,332,000 related to the netting of current VAT against amounts prepaid, a decrease in advances to suppliers of $125,000, an increase in accrued expenses of $224,000, an increase in advances from customers of $906,000 primarily related to deposits on future solar equipment orders, offset by an increase in inventories of $761,000 primarily related to future solar equipment orders, a decrease in accounts payable of $3,425,000 and a decrease in income taxes payable of $778,000.

Net cash flow provided by operating activities for the year ended December 31, 2010 was mainly due to

•
net income of $11,074,000 and the add-back of non-cash items including depreciation of $3,193,000, the amortization of debt discount to interest expense of $45,000, the amortization of land use rights of $87,000, the increase in allowance for doubtful accounts of $1,006,000, and stock-based compensation of $547,000, and,

•
changes in operating assets and liabilities such as a decrease in notes receivable of $283,000, a decrease in prepaid and other current assets of $159,000, a decrease in advances to suppliers of $129,000, an increase in accounts payable of $4,040,000, an increase in VAT and service taxes payable of $54,000, an increase in income taxes payable of $272,000 and an increase in advances from customers of $86,000 offset by an increase in accounts receivable of $2,913,000, an increase in inventories of $1,037,000, an increase in prepaid value-added taxes on purchases of $2,310,000 related to VAT paid of equipment purchased that can be deducted from future VAT due, and a decrease in accrued expenses of $48,000.

Net cash flow used in investing activities, which reflected the purchase of property and equipment was $11,116,000 for 2011 as compared to $19,406,000 for 2010. We do not expect to purchase significant amounts of equipment during 2012.

Net cash flow provided by financing activities was $832,000 in 2011 as compared to $3,370,000 for 2010. During 2011, we received proceeds from loans of $4,325,000, proceeds from sale of common stock of $125,000, proceeds from exercise of common stock warrants of $400,000 and made repayment of bank loans of $3,862,000 and repayments of principal on capital lease obligations of $157,000. During 2010, we received proceeds from loans of $1,770,000, proceeds from sale of common stock of $380,000, proceeds from exercise of common stock warrants of $3,320,000 and made repayment for loans payable of $2,100,000.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2011 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,357	$2,357	$-	$-	$-
Capital lease obligations (2)	960	416	544	-	-
Total	$3,317	$2,773	$544	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	The capital lease obligations included the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the year ended December 31, 2011, we had unrealized foreign currency translation gain of $2,549,279, because of the change in the exchange rate.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable for smaller reporting companies

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2011.

In order to correct or mitigate the foregoing deficiencies, we have taken the following remediation measures:

•
Adam Wasserman, our vice president of financial reporting, has experience in internal control and U.S. GAAP reporting compliance, and together with our chief executive officer and chief financial officer oversees and manages our financial reporting process and the required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions and in 2011, we hired a Sarbanes-Oxley consulting firm to assist us with implementation of stronger internal controls and procedures as discussed below.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

In January 2011, we engaged KRC Consulting (Shanghai) to assist us in identifying deficiencies, to recommend methods of remedying the deficiencies, and to assist us in the implementation of these remedies.  KRC delivered its report on our deficiencies and recommendations in March 2011.  KRC also set up training sessions for our staff in April.  However, KRC has not provided any further assistance after the second quarter of 2011.  We have not made significant progress in implementing the program.  Further, because a large percentage of our employees are computer illiterate, we could only partially implement the ERP computerized accounting system which is a cornerstone to SOX compliance.  While the Company has remedied a number of its deficiencies during 2011, it anticipates that these deficiencies remained in December 31, 2011.  No new deficiencies have arisen since December 31, 2010.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

 Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

            None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	55	Chief executive officer, chairman and director
Wanfen Xu	31	Chief financial officer
Tianxiang Zhou2,3	73	Director
Xi Liu1,3	43	Director
Drew Bernstein1,2,3	54	Director
Min Li1,2	31	Director

1           Member of the audit committee.
2           Member of the compensation committee.
3           Member of the corporate governance/ nominating committee.

Jianhua Wu has been our chief executive officer, chairman and a director since the completion of the reverse acquisition in November 2007.  Mr. Wu founded our predecessor companies, Wuxi Huayang Dyeing Machinery Co., Ltd. and Wuxi Huayang Electrical Power Equipment Co., Ltd., in 1995 and 2004, respectively, and was executive director and general manager of these companies prior to becoming our chief executive officer.   Mr. Wu is a certified mechanical engineer.  Mr. Wu is qualified to serve as a director because of his experience with us as our chief executive officer.

Wanfen Xu has been our chief financial officer since March 2012.  Ms. Xu has been the financial controller of Electrical and Dyeing from 2009 until her appointment as chief financial officer in 2012.  She was senior finance manager and financial controller of Dyeing between 2000 and 2009.

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

Min Li has been a director since July 2011. Mr. Li has been head of an alternative energy and power technology research at Yuanta Securities in Hong Kong since 2009. From 2007 to 2009, Mr. Li was an equity analyst with Goldman Sachs, covering the solar and wind power industries. Mr. Li received his MBA degree from Duke University in 2008. Mr. Li received his bachelor’s degree in electrical engineering from Nanyang Technological University in Singapore and his Master of Science degree from National University of Singapore. Mr. Li’s experience and familiarity with the solar and wind industries are important to us as we continue to orient our business toward renewable energy such as wind and solar power.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Drew Bernstein, Xi Liu and Min Li, with Mr. Bernstein serving as chairman.  The compensation committee is comprised of Tianxiang Zhou, Drew Bernstein and Min Li, with Mr. Zhou as chairman.   The corporate governance/nominating committee is comprised of Xi Liu, Drew Bernstein, and Tianxiang Zhou, with Mr. Liu as chairman.

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

The board and its committees held the following number of meetings during 2011:

Board of directors	4
Audit committee	4
Compensation committee	0
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2011.

Compensation Committee Interlocks and Insider Participation

Aside from his/her service as director, no member of our compensation committee had any relationship with us as of December 31, 2011.  None of our executive officers served as a director or compensation committee member of another entity.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2011, Mr. Wu, Mr. Bernstein, Mr. Liu and Mr. Li were delinquent in making Form 4 filings.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2011 and 2010 by each person who served as chief executive officer and chief financial officer.  No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu, chief executive officer (1)	2011	0	0	98,740	0	98,740
	2010	0	0	136,430	0	136,430

Fernando Liu, chief financial officer (2)	2011	77,238	0	59,700	0	136,938
	2010	0	0	0	0	0

(1)	Mr. Wu’s 2011 compensation consisted of 4,800 shares of common stock, valued at $98,740. Mr. Wu’s 2010 compensation consisted of 2,800 shares of common stock, valued at $136,430.

(2)	Mr. Liu served as our chief financial officer during 2011, and he resigned in December 2011. Mr. Liu’s 2011 compensation includes salary of $77,238 and 3,000 shares of common stock, valued at $59,700.

Employment Agreement

We have no employment agreements with any of our officers.

Compensation of Directors

Except for Mr. Li, we do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our directors.  For services as a director, we pay Mr. Li an annual fee of $6,000, payable quarterly, and in 2011, we issued to Mr. Li 438 shares of common stock, which represents $6,000 divided by the closing price of our common stock on the date of his election.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2011. The value attributable to any stock grants is computed in accordance with FAS 123R.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Tianxiang Zhou	0	0	0
Xi Liu	0	0	0
Drew Bernstein	10,000	19,825	29,825
Megan Penick(1)	5,000	6,995	11,995
Min Li	3,000	6,000	9,000

(1)           Ms. Penick was a director during a portion of 2011.

2010 Long-Term Incentive Plan

In January 2010, the board of directors adopted, and in March 2010, the stockholders approved the 2010 long-term incentive plan, covering 200,000 shares of common stock.    The 2010 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2010 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.  The board has granted the compensation committee the authority to administer the 2010 plan.  Members of the committee are not eligible for stock options or stock grants pursuant to the 2010 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2011, the Company had issued a total of 26,938 shares of common stock pursuant to this plan.

The following table set forth information as options outstanding on December 31, 2011.

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

Mr. Wu received a grant of 4,800 and 2,800 shares pursuant to the 2010 plan during 2011 and 2010, respectively.  These shares are reflected in the summary compensation table.  No other person named in the summary compensation table was employed by us at December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 15, 2012, by:

•	each current director;
•	each current officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu CEO, President and Chairman (1) (3)	615,709	27.5%
Wanfen Xu, CFO	0	*
Lihua Tang (1) (3)	615,709	27.5%
Maxworthy International Limited (1) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	544,267	24.3%
Yunxia Ren (2) (4)	332,074	14.8%
Haoyang Wu (2) (4)	332,074	14.8%
Xi Liu	0	*
Tianxiang Zhou	0	*
Drew Bernstein	4,233	*
Min Li	438	*
All current officers and directors as a group (three persons owning stock)	620,380	27.7%

* less than 1%.

(1)
Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd.  Mr. Wu is also managing director of Maxworthy.  The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 544,267 shares owned by Maxworthy and (ii) 71,442 shares owned by Mr. Wu. Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other.

(2)
Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang.  Ms. Ren owns 263,822 shares of common stock and Mr. Wu owns 68,252 shares of common stock.  Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, PRC

(4)	Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City, Jiangsu Province, PRC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Four of our directors, Drew Bernstein, Min Li, Xi Liu, and Tianxiang Zhou, are independent directors, using the Nasdaq definition of independence.  These directors serve on at least two of our board committees. The audit committee is comprised of Drew Bernstein (chair), Xi Liu and Min Li, the compensation committee is comprised of Tianxiang Zhou (chair), Drew Bernstein, and Min Li, and the corporate governance/nominating committee is comprised of Xi Liu (chair), Drew Bernstein, and Tianxiang Zhou.  Our board has determined that Mr. Bernstein is an audit committee financial expert.

Related Party Transactions

On January 18, 2011, we sold 3,501 shares of common stock, to Fernando Liu, who was then our chief financial officer, at a market price of $35.70 per share for a total purchase price of $125,000 pursuant to a stock purchase agreement dated January 18, 2011. The purchase price per share represents the market price on January 18, 2011, the date we and Mr. Liu agreed upon the sale.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Sherb and Co., LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2011	2010
Audit Fees	$80,000	$80,000
Audit Related Fees	25,500	22,500
Tax Fees	7,500	0
All Other Fees	0	7,500

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Malex Inc., Malex’s Majority Stockholder, Fulland and the Fulland Shareholders dated November 13, 2007 (1)
3.1	Restated Certificate of Incorporation, as amended.*
3.2	By-laws (1)
10.1	Agreement between the Company and Adam Wasserman, dated February 1, 2010 (6)
10.2	2010 Long-Term Incentive Plan (6)
10.3	Director’s agreement with Drew Bernstein (4)
10.4	Employment agreement dated March 12, 2012 between the Company and Wanfen Xu (5).
14.1	Code of ethics and business conduct for officers, directors and employees (3)
14.2	China Wind Systems, Inc. ethics hotline/whistleblower program (3)
21.0	List of subsidiaries*
23.1	Consent of Sherb & Co. LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K filed by the Company on June 17, 2011.
(2)	Incorporated by reference to the Form 8-K/A filed by the Company on February 1, 2008.
(3)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(4)	Incorporated by reference to the Form 8-K filed by the Company on April 30, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on March 16, 2012.
(6)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2010.
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: March 28, 2012	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer	March 28, 2012
Jianhua Wu	and Director (Principal Executive Officer)

/s/ Wanfen Xu	Chief Financial Officer	March 28, 2012
Wanfen Xu	(Principal Financial and Accounting Officer)

/s/ Tianxiang Zhou	Director	March 28, 2012
Tianxiang Zhou

/s/ Xi Liu	Director	March 28, 2012
Xi Liu

/s/ Drew Bernstein	Director	March 28, 2012
Drew Bernstein

/s/ Min Li	Director	March 28, 2012
Min Li

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2011 and 2010	F-3

Consolidated Statements of Income -
For the Years ended December 31, 2011 and 2010	F-4

Consolidated Statements of Shareholders’ Equity -
For the Years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows -
For the Years ended December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 to F-28

805 Third Ave, 9h Floor New York, New York 10022 Tel. 212-838-5100 Fax. 212-838-2676 e-maibinfo@sherbcpa.com Offices in New York, Florida, Beijing and Shanghai China
SHERB & CO., UP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cleantech Solutions. International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cleantech Solutions International, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 27, 2012

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,152,607	$947,177
Restricted cash	314,233	-
Notes receivable	53,420	50,593
Accounts receivable, net of allowance for doubtful accounts	7,087,958	8,207,797
Inventories, net of reserve for obsolete inventory	4,276,090	3,371,128
Advances to suppliers	219,347	333,923
Prepaid VAT on purchases	1,512,213	2,759,763
Prepaid expenses and other	110,670	36,338

Total Current Assets	14,726,538	15,706,719

PROPERTY AND EQUIPMENT - net	64,042,079	54,742,993

OTHER ASSETS:
Land use rights, net	3,820,536	3,767,159

Total Assets	$82,589,153	$74,216,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,356,749	$1,814,937
Bank acceptance notes payable	314,233	-
Accounts payable	4,997,109	7,660,768
Accrued expenses	771,597	526,006
Capital lease obligations- current portion	244,747	-
VAT and service taxes payable	-	81,614
Advances from customers	1,166,942	236,004
Income taxes payable	592,202	1,331,713

Total Current Liabilities	10,443,579	11,651,042

OTHER LIABILITIES:
Capital lease obligations - net of current portion	381,235	-

Total Liabilities	10,824,814	11,651,042

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (30,000,000 shares authorized, all of which were designated as series A convertible preferred, 10,995,807 and 16,205,268 shares issued and outstanding
at December 31, 2011 and 2010, respectively)	10,996	16,205
Common stock ($0.001 par value; 50,000,000 shares authorized;
2,101,849 and 1,875,113 shares issued and outstanding
at December 31, 2011 and 2010, respectively)	2,102	1,875
Additional paid-in capital	27,489,600	26,595,929
Retained earnings	34,618,341	29,264,152
Statutory reserve	2,064,551	1,658,197
Accumulated other comprehensive gain - foreign currency translation adjustment	7,578,749	5,029,471

Total Stockholders' Equity	71,764,339	62,565,829

Total Liabilities and Stockholders' Equity	$82,589,153	$74,216,871

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

`	For the Years Ended
	December 31,
	2011	2010

REVENUES	$55,579,262	$79,548,609

COST OF REVENUES	42,275,919	58,628,150

GROSS PROFIT	13,303,343	20,920,459

OPERATING EXPENSES:
Depreciation	1,112,769	319,239
Selling, general and administrative	4,007,997	5,091,592

Total Operating Expenses	5,120,766	5,410,831

INCOME FROM OPERATIONS	8,182,577	15,509,628

OTHER INCOME (EXPENSE):
Interest income	3,652	3,794
Interest expense	(193,709)	(147,428)
Foreign currency gain (loss)	5,046	(15,338)
Grant income	-	49,552
Other income	103,448	-

Total Other Income (Expense)	(81,563)	(109,420)

INCOME BEFORE INCOME TAXES	8,101,014	15,400,208

INCOME TAXES	2,340,471	4,325,876

NET INCOME	$5,760,543	$11,074,332

COMPREHENSIVE INCOME:
NET INCOME	$5,760,543	$11,074,332

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	2,549,278	1,907,789

COMPREHENSIVE INCOME	$8,309,821	$12,982,121

NET INCOME PER COMMON SHARE:
Basic	$2.94	$6.19
Diluted	$2.30	$4.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,962,146	1,787,994
Diluted	2,500,805	2,539,682

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2011 and 2010

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2009	15,419,088	$15,419	1,640,221	$1,640	$22,347,518	$18,595,037	$1,252,980	$3,121,682	$45,334,276

Common stock issued for services	-	-	11,372	11	549,421	-	-	-	549,432

Series A preferred converted to common shares	(5,469,000)	(5,469)	182,300	182	5,287	-	-	-	-

Exercise of stock warrants	6,255,180	6,255	31,720	32	3,313,713	-	-	-	3,320,000

Sale of common stock	-	-	9,500	10	379,990	-	-	-	380,000

Adjustment to statutory reserve	-	-	-	-	-	(405,217)	405,217	-	-

Comprehensive income: Net income for the year	-	-	-	-	-	11,074,332	-	-	11,074,332

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,907,789	1,907,789

Total comprehensive income	-	-	-	-	-	-	-	-	12,982,121

Balance, December 31, 2010	16,205,268	16,205	1,875,113	1,875	26,595,929	29,264,152	1,658,197	5,029,471	62,565,829

Common stock issued for services	-	-	21,116	21	363,668	-	-	-	363,689

Series A preferred converted to common shares	(5,916,176)	(5,916)	197,206	197	5,719	-	-	-	-

Exercise of stock warrants	706,715	707	4,185	4	399,289	-	-	-	400,000

Sale of common stock	-	-	3,501	5	124,995	-	-	-	125,000

Shares issued for adjustments for 1:10 reverse split	-	-	728	-	-	-	-	-	-

Adjustment to statutory reserve	-	-	-	-	-	(406,354)	406,354	-	-

Comprehensive income: Net income for the year	-	-	-	-	-	5,760,543	-	-	5,760,543

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,549,278	2,549,278

Total comprehensive income	-	-	-	-	-	-	-	-	8,309,821

Balance, December 31, 2011	10,995,807	$10,996	2,101,849	$2,102	$27,489,600	$34,618,341	$2,064,551	$7,578,749	$71,764,339

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,760,543	$11,074,332
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	5,351,359	3,192,662
Amortization of debt discount to interest expense	-	44,993
Amortization of land use rights	91,316	87,204
Increase in allowance for doubtful accounts	720,302	1,006,162
Stock-based compensation expense	355,856	546,963
Changes in assets and liabilities:
Notes receivable	(848)	282,986
Accounts receivable	694,014	(2,913,257)
Inventories	(761,072)	(1,036,591)
Prepaid value-added taxes on purchases	1,331,923	(2,309,987)
Prepaid and other current assets	(64,667)	159,152
Advances to suppliers	125,396	128,693
Accounts payable	(3,425,206)	4,040,484
Accrued expenses	224,493	(48,312)
VAT and service taxes payable	(83,358)	54,102
Income taxes payable	(777,914)	271,619
Advances from customers	906,282	85,695

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,448,419	14,666,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,115,640)	(19,406,064)

NET CASH USED IN INVESTING ACTIVITIES	(11,115,640)	(19,406,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(156,918)	-
Proceeds from loans payable	4,325,320	1,770,238
Repayment of loans payable	(3,861,893)	(2,100,238)
Increase in restricted cash	(308,951)	-
Increase in bank acceptance notes payable	308,951	-
Proceeds from sale of common stock	125,000	380,000
Proceeds from exercise of warrants	400,000	3,320,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	831,509	3,370,000

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	41,142	37,703

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,430	(1,331,461)

CASH AND CASH EQUIVALENTS - beginning of year	947,177	2,278,638

CASH AND CASH EQUIVALENTS - end of year	$1,152,607	$947,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$193,709	$104,578
Income taxes	$3,118,384	$4,054,257

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leased property in exchange for capital lease obligations	$772,379	$-
Increase in property in exchange for increase in payable	$516,531	$-
Series A preferred converted to common shares	$5,916	$5,469
Common stock issued for future service	$7,833	$2,469

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cleantech Solutions International, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc., and on June 13, 2011, the Company’s corporate name was changed to Cleantech Solutions International, Inc. Through its affiliated companies and subsidiaries, the Company manufactures and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related products for the wind power industry and other industries and equipment to the solar industry.  The Company also makes textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electrical was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Beginning in April 2007, Electrical began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Through Fulland Wind Energy, the Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power industry, electro-slag re-melted (“ESR”) products used in the steel industry, and solar products, including large-scale equipment used in the manufacturing process for the solar industry. The Company refers to this segment of its business as the forged rolled rings and related components division.

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing division.

Basis of presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind Energy, as well as the financial statements of the Huayang Companies, Dyeing and Electrical.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

Pursuant to Accounting Standards Codification (“ASC”) Topic 810, the Huayang Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary.  The Company’s relationships with the Huayang Companies and their shareholders are governed by a series of contractual arrangements between Green Power, the Company’s wholly foreign-owned enterprise in the PRC, and each of the Huayang Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of Green Power, Dyeing and Electrical is an independent legal entity and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On October 12, 2007, the Company entered into the following contractual arrangements with each of Dyeing and Electrical:

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dyeing and finishing machines, electrical equipment and related products (the “ Services ”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. Balances in the U.S. are insured up to $250,000 at each bank.  Balances in banks in the PRC are uninsured.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, prepaid VAT on purchases, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued expenses, capital lease obligations, advances from customers and income taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2011 and 2010, the Company’s cash balances by geographic area were as follows:

	December 31, 2011		December 31, 2010
Country:
United States	$288,090	25.0%	$97,188	10.3%
China	864,517	75.0%	849,989	89.7%
Total cash and cash equivalents	$1,152,607	100.0%	$947,177	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $53,420 and $50,593 at December 31, 2011 and 2010, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2011 and 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,618,608 and $1,815,508, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $172,557 and $166,108 at December 31, 2011 and 2010, respectively.

Advances to suppliers
Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $219,347 and $333,923 as of December 31, 2011 and 2010, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2011 and 2010.

Advances from customers

Advances from customers at December 31, 2011 and 2010 amounted to $1,166,942 and $236,004, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the years ended December 31, 2011 and 2010, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2011 and 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $1,192,268 and $1,537,392 for the years ended December 31, 2011 and 2010, respectively.

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

Research and development

Research and development costs are expensed as incurred. For the years ended December 31, 2011 and 2010, research and development costs were not material.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2011 and 2010 was $41,142 and $37,703, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at December 31, 2011 and 2010 were translated at 6.3647 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2011 and 2010 were 6.47351 RMB and 6.77875 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reverse stock split

The Company effected a one-for-ten reverse stock split on March 6, 2012.  All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Income per share of common stock

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:

	2011	2010
Net income available to common stockholders for basic and diluted net income per share of common stock	$5,760,543	$11,074,332

Weighted average common stock outstanding – basic	1,962,146	1,787,994
Effect of dilutive securities:
Series A convertible preferred stock	488,599	498,027
Warrants	50,060	253,661
Weighted average common stock outstanding– diluted	2,500,805	2,539,682
Net income per common share - basic	$2.94	$6.19
Net income per common share - diluted	$2.30	$4.36

The Company's aggregate common stock equivalents at December 31, 2011 and 2010 include the following:

	2011	2010
Warrants	220,158	252,465
Series A convertible preferred stock	366,527	540,176
Total	586,685	792,641

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2011 and 2010, accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010
Accounts receivable	$9,706,566	$10,023,305
Less: allowance for doubtful accounts	(2,618,608)	(1,815,508)
	$7,087,958	$8,207,797

NOTE 3 - INVENTORIES

At December 31, 2011 and 2010, inventories consisted of the following:

	December 31, 2011	December 31, 2010
Raw materials	$1,514,928	$1,573,841
Work in process	1,441,231	1,302,015
Finished goods	1,492,488	661,380
	4,448,647	3,537,236
Less: reserve for obsolete inventory	(172,557)	(166,108)
	$4,276,090	$3,371,128

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consist of the following:

	Useful Life	December 31, 2011	December 31, 2010
Office equipment and furniture	5 Years	$215,145	$127,522
Manufacturing equipment	5 – 10 Years	57,347,726	42,473,873
Vehicles	5 Years	124,211	119,569
Construction in progress	-	330,730	3,837,975
Building and building improvements	20 Years	20,623,919	16,998,647
		78,641,731	63,557,586
Less: accumulated depreciation		(14,599,652)	(8,814,593)

		$64,042,079	$54,742,993

For the years ended December 31, 2011 and 2010, depreciation expense amounted to $5,351,359 and $3,192,662, of which $4,238,590 and $2,873,423 is included in inventory and cost of sales and the remainder is included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2011 and 2010, amortization of land use rights amounted to $91,316 and $87,204, respectively. At December 31, 2011 and 2010, land use rights consist of the following:

	Useful Life	December 31, 2011	December 31, 2010
Land Use Rights	45 - 50 years	$4,242,273	$4,083,728
Less: Accumulated Amortization		(421,737)	(316,569)
		$3,820,536	$3,767,159

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:	Amount
2012	$92,878
2013	92,878
2014	92,878
2015	92,878
2016	92,878
Thereafter	3,356,146
$3,820,536

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6 – STOCKHOLDERS’ EQUITY

(a)           Common stock issued for services

During the year ended December 31, 2010, the Company issued 300 shares of common stock to its prior chief financial officer for services rendered pursuant to an employment agreement. The shares, which were issued pursuant to the Company’s 2010 long–term incentive plan, were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $14,670.

During the year ended December 31, 2010, the Company issued an aggregate of 5,600 shares of common stock to its chief executive officer pursuant to its 2010 long-term incentive plan. The shares were valued at fair value of the common stock on the date of grant, and the Company recorded stock-based compensation of $275,030.

During the year ended December 31, 2010, the Company issued an aggregate of 4,000 shares of common stock to two key employees who are not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $196,450.

The Company has a consulting agreement with a company that provides the services of its vice president of financial reporting.  Pursuant to this agreement, the Company issued 200 shares of common stock on each of March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, for an aggregate of 800 shares of common stock.  The shares were valued at fair value on the respective dates of grant date based on the quoted trading price of the common stock, and the Company recorded stock-based compensation of $34,560 during the year ended December 31, 2010.

On July 29, 2010, the Company entered into an amended director’s agreement with a director for the period from July 1, 2010 to June 30, 2011.  Pursuant to this agreement, the Company is to issue an aggregate of 1,000 shares of common stock of which 250 were issued on July 29, 2010 and 250 are issuable on a quarterly basis on each of October 1, 2010, January 1, 2011 and April 1, 2011.  The 500 shares issued during 2010 are valued at fair value on the date of grant, and the Company recorded stock-based compensation of $22,550 during 2010.

On December 31, 2010, the Company issued 172 shares of its common stock to a director. The shares, which were issued pursuant to the Company’s 2010 long–term incentive plan, were valued at fair value on the grant date of $6,172 date based on the quoted trading price of the common stock, and the Company recorded stock-based compensation of $6,172, of which $3,703 was recognized in 2010 and $2,469 was recognized in 2011.

During the year ended December 31, 2011, the Company issued an aggregate of 1,891 shares of its common stock to its three directors. The shares are valued at the fair value on the grant date based on the quoted trading price of the common stock and the Company recorded stock-based compensation of $30,351.

During the year ended December 31, 2011, the Company issued an aggregate of 3,000 shares of its common stock to its chief financial officer pursuant to an employment agreement which terminated effective December 31, 2011. The shares are valued at the fair value on the grant date based on the quoted trading price of the common stock and the Company recorded stock-based compensation of $59,700.

During the year ended December 31, 2011, the Company issued an aggregate of 12,175 shares of its common stock to employees, of which 4,800 shares were granted to the Company’s chief executive officer. None of the other shares were issued to executive officers or directors. The shares are valued at the fair value on the grant date based on the quoted trading price of the common stock and the Company recorded stock-based compensation of $200,478.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(a)   Common stock issued for services (continued)

The Company has a consulting agreement with a company that provides the services of its vice president of financial reporting.  Pursuant to this agreement, the Company issued 200 shares of common stock on each of March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 and an additional 700 shares in December 2011, for an aggregate of 1,500 shares of common stock.  The shares were valued at fair value on the respective dates of grant based on the quoted trading price of the common stock, and the Company recorded stock-based compensation of $12,220 during the year ended December 31, 2011.

On April 14, 2011, the Company issued 1,300 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2010. The shares were valued at the fair value on the grant date based on the quoted trading price of the common stock. For the year ended December 31, 2011, the Company recorded stock-based professional fees of $37,440.

On May 26, 2011, the Company issued 1,250 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2011. The shares were valued at the fair value on the grant date based on the quoted trading price of the common stock, and the Company recorded stock-based professional fees of $15,667 and prepaid expenses of $7,833 which will be amortized over the remaining service period.

All of the shares issued as compensation, other than the shares issued to the former chief financial officer pursuant to his employment agreement, were issued pursuant to the Company’s long-term incentive plan.

(b)   Common stock issued for preferred share conversions

During the year ended December 31, 2010, the Company issued 182,300 shares of common stock upon the conversion of 5,469,000 shares of series A preferred stock.

During the year ended December 31, 2011, the Company issued 197,206 shares of common stock upon the conversion of 5,916,176 shares of series A preferred stock.

(c)   Common stock sold for cash

On November 25, 2010, the Company sold 9,500 shares of common stock to an investor and received cash of $380,000.

On January 18, 2011, the Company sold 3,501 shares of its common stock to its chief financial officer for $125,000, representing the market price on January 18, 2011, the date of the stock purchase agreement.

(d)   Common stock issued on exercise of warrants

During 2010, the Company issued 27,345 shares of common stock and 6,255,180 shares of series A preferred stock upon the exercise of warrants, for which the Company received cash proceeds of $3,320,000.  In connection with the issuance of the 2,380,176 shares of series A preferred stock, the investor entered into an agreement with the Company’s chief executive officer, who is the Company’s principal beneficial owner of common stock, pursuant to which the chief executive officer has the right to vote the series A preferred stock and the underlying common stock as to all matters for which stockholder approval is obtained as long as the investor or its affiliates own the stock. Upon the sale of the series A preferred stock or the underlying common stock to a person other than an affiliate of the investor, the voting agreement terminates as to the transferred shares and the chief executive officer has no voting rights with respect to the transferred shares. The investor had executed similar agreements in connection with the purchase of series A preferred stock in September and October 2009. As of December 31, 2011, all of these shares of series A preferred stock had been converted into common stock and all but 64,192 shares had been sold.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(d)   Common stock issued on exercise of warrants (continued)

Subsequent to December 31, 2011, all of the shares to which the Company’s chief executive officer had voting rights had been sold.

On May 4, 2010, the Company issued 4,375 shares of its common stock upon cashless exercise of warrants to purchase 5,833 shares of common stock.

In May 2011, the Company issued 4,185 shares of its common stock upon the cashless exercise of warrants.

(e)  Series A preferred stock issued upon exercise of warrants

During the year ended December 31, 2011, the Company issued a total of 706,715 shares of series A preferred stock upon the exercise of warrants, for which the Company received total cash proceeds of $400,000.  Each share of series A preferred stock is convertible into one-thirtieth of a share of common stock.

(f) Warrants

Warrant activities for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	252,465	$15.73	494,150	$14.90
Issued	-	-	-	-
Exercised	(32,307)	15.60	(241,685)	14.00
Forfeited	-	-	-	-
Balance at end of year	220,158	$15.73	252,465	$15.73

Warrants exercisable at end of year	220,158	$15.73	252,465	$15.73

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$16.98	164,999	0.87	$16.98	164,999	$16.98
$12.00	55,159	0.87	12.00	55,159	12.00
	220,158	0.87	$15.73	220,158	$15.73

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(g)   Agreement with respect to Series A Preferred Stock and Common Stock Purchase Warrants

On March 26, 2010, the holders of the outstanding shares of series A preferred shares and the sole holder of all of the Company’s common stock purchase warrants that included a provision that provided for an adjustment in the exercise price in the event of a sale of common stock at a price below the exercise price of the warrants agreed to eliminate and waive any rights they may have under the provisions of the Statement of Designations relating to the series A preferred stock that provide for a reduction in the conversion price of the series A preferred stock, in the event that the Company issues stock at a price which is less than the conversion price of the series A preferred stock; and the warrant holder agreed to delete from the warrants the provisions that provide for a reduction in the exercise price of the warrants in the event that the Company issues stock at a price which is less than the exercise price of the warrants. The Company agreed not to issue shares of Common Stock at a price, or options, warrants or convertible securities with an exercise or conversion price, that is less than the conversion price of the then outstanding series A preferred stock or the exercise price of the then outstanding warrants, as the case may be.   Accordingly, the Company did not record a derivative liability related to the warrants at December 31, 2011 and 2010.

(h)   Series A Preferred Stock

The series A preferred stock has the following rights, preferences and limitations:

•	There are 30,000,000 authorized shares of series A preferred stock.
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

•	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock have a liquidation preference of $0.374 per share.
•	Each share of series A preferred stock is convertible at any time (subject to the 4.9% limitations described below) into 1/30th of a share of common stock, subject to adjustment.
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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

(i)   November 2007 Securities Purchase Agreement

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

•
Liquidated damages would be payable if, during the period which ended November 13, 2010, the Company failed to comply with the independent director requirement or the Company failed to file an annual or quarterly report in a timely manner because of the absence or lack of a qualified chief financial officer.

•	Until November 13, 2010, the Investors had a right of first refusal on future financings.

•	Until November 13, 2011, the Company was restricted from issuing convertible debt or preferred stock.

•	Until November 13, 2010, the Company’s debt could not exceed twice the preceding four quarters earnings before interest, taxes, depreciation and amortization.

•	The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months. This 27 month period expired on February 13, 2010.

(j)   2010 Long-Term Incentive Plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 200,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee. As of December 31, 2011, the Company had issued a total of 26,938 shares of common stock under the plan.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 7 – INCOME TAXES (continued)

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

Cleantech Solutions International, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $4,085,000 for income tax purposes through December 31, 2011, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $55 million and $50 million as of December 31, 2011 and 2010, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended December 31, 2011 and 2010:

	2011	2010
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(10.4)%	(8.7)%
Other	1.4%	0.1%
U.S. valuation allowance	3.9%	2.7%
Total provision for income taxes	28.9%	28.1%

For the years ended December 31, 2011 and 2010, income tax expense related to our operations in the PRC and amounted to $2,340,471 and $4,325,876, respectively.

The Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Net U.S. operating loss carryforward	$1,388,805	$1,074,788
Total gross deferred tax asset	1,388,805	1,074,788

Less: valuation allowance	(1,388,805)	(1,074,788)
Net deferred tax asset	$-	$-

During 2011, the valuation allowance was increased by approximately $314,000 from the prior year.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 8 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At December 31, 2011 and 2010, short-term bank loans consisted of the following:

	December 31,
	2011	2010
Loan from Bank of Communications, due on February 1, 2011 with annual interest at December 31, 2010 of 4.86%, the rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate and repaid on due date.	$-	$756,224

Loan from Agricultural and Commercial Bank, due on March 31, 2011 with annual interest rate at December 31, 2010 of 5.75%, secured by certain assets of the Company and repaid on due date.	-	604,979

Loan from Agricultural and Commercial Bank, due on October 30, 2011 with annual interest rate at due date and December 31, 2010 of 5.75%, secured by certain assets of the Company and repaid on due date.	-	453,734

Loan from Agricultural and Commercial Bank, due on March 30, 2012 with annual interest at December 31, 2011 of 7.88%, secured by certain assets of the Company.	628,466	-

Loan from China Merchants Bank, due on May 20, 2012 with annual interest rate at December 31, 2011 of 6.73%.	471,350	-

Loan from Agricultural and Commercial Bank, due on October 10, 2012 with annual interest rate at December 31, 2011 of 5.75%, secured by certain assets of the Company.	471,350	-

Loan from Bank of Communications, due on May 14, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate	471,350	-

Loan from Bank of Communications, due on May 23, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate	314,233	-

Total short-term bank loans	$2,356,749	$1,814,937

NOTE 9 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. The Company’s bank acceptance notes payables consist of the following:

	December 31, 2011	December 31, 2010
Agricultural and Commercial Bank, non-interest bearing, due and paid on January 15, 2012, collateralized by 100% of restricted cash deposited.	$314,233	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 10 - SEGMENT INFORMATION

For the years ended December 31, 2011 and 2010, the Company operated in two reportable business segments - (1) the manufacture of dyeing and finishing equipment segment and (2) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Revenues:
Dyeing and finishing equipment	$17,733,072	$21,217,431
Forged rolled rings and related components	37,846,190	58,331,178
	55,579,262	79,548,609
Depreciation:
Dyeing and finishing equipment	934,780	529,828
Forged rolled rings and related components	4,416,579	2,662,834
	5,351,359	3,192,662
Interest expense:
Dyeing and finishing equipment	-	-
Forged rolled rings and related components	193,709	99,485
Other (a)	-	47,943
	193,709	147,428
Net income (loss):
Dyeing and finishing equipment	2,098,426	2,406,232
Forged rolled rings and related components	4,586,263	9,925,017
Other (a)	(924,146)	(1,256,917)
	5,760,543	11,074,332
Identifiable long-lived tangible assets at December 31, 2011 and 2010 by segment:
Dyeing and finishing equipment	$12,111,684	$6,033,004
Forged rolled rings and related components	51,930,395	48,709,989
	$64,042,079	$54,742,993
Identifiable long-lived tangible assets at December 31, 2011 and 2010 by geographical location:
China	$64,042,079	$54,742,993
United States	-	-
	$64,042,079	$54,742,993

(a)           The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 11 - CAPITAL LEASE OBLIGATIONS

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

Minimum future lease payments under the capital lease are as follows:

Years ending December 31,	Amount
2012	$415,676
2013	369,960
2014	174,006
Total minimum lease payments	959,642
Less: amount representing interest	(174,647)
Less: security deposit due	(159,013)
Present value of net minimum lease payment	625,982
Less: current portion	(244,747)
Long-term portion	$381,235

NOTE 12– STATUTORY RESERVES

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

For the years ended December 31, 2011 and 2010, statutory reserve activity is as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2009	$72,407	$1,168,796	$11,777	$1,252,980
Addition to statutory reserves	-	-	405,217	405,217
Balance – December 31, 2010	72,407	1,168,796	416,994	1,658,197
Addition to statutory reserves	-	-	406,354	406,354
Balance – December 31, 2011	$72,407	$1,168,796	$823,348	$2,064,551

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

As of December 31, 2011 and 2010, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets were approximately $71,294,000 and $62,056,000, respectively.

NOTE 14 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the year ended December 31, 2011. During the year ended December 31, 2010, three customers of the forged rolled rings and related components segment accounted for an aggregate of 31% of the Company’s total revenues. The following table sets forth sales to these customers.

	Years Ended December 31,
Customer	2011	2010
A	*	10%
B	*	10%
C	*	11%

*           Less than 10%.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
Supplier	2011	2010
A	13%	20%
B	*	14%
C	13%	13%
D	14%	*

*           Less than 10%.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 15 – SUBSEQUENT EVENTS

On January 3, 2012, the Company issued 250 shares of its common stock to its director. The shares are valued at the fair value on the grant date and the Company recorded stock-based compensation of $750.

On February 15, 2012, the Company issued 23,557 shares of common stock upon the conversion of 706,715 shares of series A preferred stock.

On February 23, 2012, the Company issued 73,333 shares of common stock upon the conversion of 2,200,002 shares of series A preferred stock.

On March 6, 2012, the Company issued 10,000 shares of common stock to its chief executive officer pursuant to its 2010 long-term incentive plan. The shares were valued at fair value of the common stock on the date of grant, and the Company recorded stock-based compensation of $7,000 and prepaid expense of $21,000 which will be amortized over the balance of 2012.

On March 6, 2012, the Company issued an aggregate of 20,400 shares of common stock to three key employees who are not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the respective dates of grant, and the Company recorded stock-based compensation of $14,280 and prepaid expense of $42,840 which will be amortized over the balance of 2012.

On March 6, 2012, the Company issued 8,800 shares of common stock to its vice president of financial reporting pursuant to its 2010 long-term incentive plan. The shares were valued at fair value of the common stock on the date of grant, and the Company recorded stock-based compensation of $6,160 and prepaid expense of $18,480 which will be amortized in the balance of 2012.

On March 8, 2012, the Company issued 55,833 shares of common stock upon the conversion of 1,675,002 shares of series A preferred stock.

Reverse stock split

The Company effected a one-for-ten reverse stock split on March 6, 2012.  All share and per share information has been retroactively adjusted to reflect this reverse stock split.