Form 10-Q
period 2012-03-31
Cleantech Solutions International, Inc.,
filed 2012-05-15
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  2,667,017 shares of common stock are issued and outstanding as of May 15, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2012

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$911,076	$1,152,607
Restricted cash	284,598	314,233
Notes receivable	156,529	53,420
Accounts receivable, net of allowance for doubtful accounts	6,493,952	7,087,958
Inventories, net of reserve for obsolete inventory	5,542,689	4,276,090
Advances to suppliers	716,231	219,347
Prepaid VAT on purchases	1,166,678	1,512,213
Prepaid expenses and other	220,408	110,670

Total Current Assets	15,492,161	14,726,538

PROPERTY AND EQUIPMENT - net	63,457,845	64,042,079

OTHER ASSETS:
Land use rights, net	3,821,332	3,820,536

Total Assets	$82,771,338	$82,589,153

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,687,875	$2,356,749
Bank acceptance notes payable	236,941	314,233
Accounts payable	4,388,478	4,997,109
Accrued expenses	544,836	771,597
Capital lease obligations- current portion	247,315	244,747
Advances from customers	1,223,907	1,166,942
Income taxes payable	278,700	592,202

Total Current Liabilities	9,608,052	10,443,579

OTHER LIABILITIES:
Capital lease obligations - net of current portion	298,807	381,235

Total Liabilities	9,906,859	10,824,814

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (30,000,000 shares authorized, all of which were designated as series A convertible preferred, 8,615,670 and 10,995,807 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively)	8,616	10,996
Common stock ($0.001 par value; 50,000,000 shares authorized;
2,294,442 and 2,101,849 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively)	2,294	2,102
Additional paid-in capital	27,837,431	27,489,600
Retained earnings	34,890,806	34,618,341
Statutory reserve	2,094,881	2,064,551
Accumulated other comprehensive gain - foreign currency translation adjustment	8,030,451	7,578,749

Total Stockholders' Equity	72,864,479	71,764,339

Total Liabilities and Stockholders' Equity	$82,771,338	$82,589,153

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

`	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
REVENUES	$9,409,229	$17,566,380

COST OF REVENUES	7,526,543	13,013,774

GROSS PROFIT	1,882,686	4,552,606

OPERATING EXPENSES:
Depreciation	374,612	80,587
Selling, general and administrative	666,123	831,801

Total Operating Expenses	1,040,735	912,388

INCOME FROM OPERATIONS	841,951	3,640,218

OTHER INCOME (EXPENSE):
Interest income	5,504	712
Interest expense	(90,033)	(29,702)
Foreign currency gain (loss)	4,276	(1,457)
Warrants modification expense	(235,133)	-
Other income	6,645	8,650

Total Other Income (Expense)	(308,741)	(21,797)

INCOME BEFORE INCOME TAXES	533,210	3,618,421

INCOME TAXES	230,415	953,261

NET INCOME	$302,795	$2,665,160

COMPREHENSIVE INCOME:
NET INCOME	$302,795	$2,665,160

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	451,702	405,828

COMPREHENSIVE INCOME	$754,497	$3,070,988

NET INCOME PER COMMON SHARE:
Basic	$0.14	$1.41
Diluted	$0.12	$1.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,167,523	1,892,596
Diluted	2,523,936	2,565,544

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302,795	$2,665,160
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,547,345	1,177,002
Amortization of land use rights	23,383	22,428
Decrease in allowance for doubtful accounts	(46,670)	(7,145)
Warrants modification expense	235,133	-
Stock-based compensation expense	28,190	84,892
Changes in assets and liabilities:
Notes receivable	(102,846)	(161,698)
Accounts receivable	685,966	2,085,825
Inventories	(1,240,453)	(1,181,083)
Prepaid value-added taxes on purchases	355,356	254,544
Prepaid and other current assets	(26,863)	(103,842)
Advances to suppliers	(495,856)	(289,011)
Accounts payable	(640,500)	(1,065,108)
Accrued expenses	(231,302)	133,298
VAT and service taxes payable	-	(81,892)
Income taxes payable	(317,478)	(182,032)
Advances from customers	49,622	76,741

NET CASH PROVIDED BY OPERATING ACTIVITIES	125,822	3,428,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(557,365)	(2,846,586)

NET CASH USED IN INVESTING ACTIVITIES	(557,365)	(2,846,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(83,881)	-
Proceeds from loans payable	949,349	758,794
Repayment of loans payable	(632,899)	(1,365,830)
Decrease in restricted cash	31,645	-
Decrease in bank acceptance notes payable	(79,337)	-
Proceeds from sale of common stock	-	125,000
Proceeds from exercise of warrants	-	200,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	184,877	(282,036)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	5,135	5,963

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(241,531)	305,420

CASH AND CASH EQUIVALENTS - beginning of period	1,152,607	947,177

CASH AND CASH EQUIVALENTS - end of period	$911,076	$1,252,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$90,033	$29,702
Income taxes	$547,893	$1,135,294

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred converted to common shares	$4,582	$936
Common stock issued for future service	$82,320	$-

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2011.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind Energy, as well as the financial statements of Huayang Companies, Dyeing and Electric.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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
MARCH 31, 2012

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2012 and 2011 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

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
MARCH 31, 2012

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2012 and December 31, 2011, the Company’s cash balances by geographic area were as follows:

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk (continued)

	March 31, 2012		December 31, 2011
Country:
United States	$46,548	5.1%	$288,090	25.0%
China	864,528	94.9%	864,517	75.0%
Total cash and cash equivalents	$911,076	100.0%	$1,152,607	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $156,529 and $53,420 at March 31, 2012 and December 31, 2011, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,588,533 and $2,618,608, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $173,648 and $172,557 at March 31, 2012 and December 31, 2011, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $716,231 and $219,347 as of March 31, 2012 and December 31, 2011, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2012 and 2011.

Advances from customers

Advances from customers at March 31, 2012 and December 31, 2011 amounted to $1,223,907 and $1,166,942, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the three months ended March 31, 2012 and 2011, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended.  The Company accounts for income taxes using the liability method prescribed by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $216,847 and $358,622 for the three months ended March 31, 2012 and 2011, respectively.

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
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2012 and 2011, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2012 and 2011 was $5,135 and $5,963, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at March 31, 2012 and December 31, 2011 were translated at 6.3247 RMB to $1.00 and at 6.3647 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2012 and 2011 were 6.32012 RMB and 6.5894 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common stock consist of common stock issuable upon the conversion of series A convertible preferred stock (using the if-converted method) and common stock purchase warrants (using the treasury stock method).

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$302,795	$2,665,160
Weighted average common stock outstanding – basic	2,167,523	1,892,596
Effect of dilutive securities:
Series A convertible preferred stock	355,079	530,405
Warrants	1,334	142,543
Weighted average common stock outstanding – diluted	2,523,936	2,565,544
Net income per common share - basic	$0.14	$1.41
Net income per common share - diluted	$0.12	$1.04

The Company's aggregate common stock equivalents at March 31, 2012 and December 31, 2011 include the following:

	March 31, 2012	December 31, 2011
Warrants	73,386	220,158
Series A convertible preferred stock	287,189	366,527
Total	360,575	586,685

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2012 and December 31, 2011, accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011
Accounts receivable	$9,082,485	$9,706,566
Less: allowance for doubtful accounts	(2,588,533)	(2,618,608)
	$6,493,952	$7,087,958

NOTE 3 - INVENTORIES

At March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$1,928,268	$1,514,928
Work in process	1,850,909	1,441,231
Finished goods	1,937,160	1,492,488
	5,716,337	4,448,647
Less: reserve for obsolete inventory	(173,648)	(172,557)
	$5,542,689	$4,276,090

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Office equipment and furniture	5 Years	$216,505	$215,145
Manufacturing equipment	5 – 10 Years	57,713,809	57,347,726
Vehicles	5 Years	124,997	124,211
Construction in progress	-	886,392	330,730
Building and building improvements	20 Years	20,754,353	20,623,919
		79,696,056	78,641,731
Less: accumulated depreciation		(16,238,211)	(14,599,652)
		$63,457,845	$64,042,079

For the three months ended March 31, 2012 and 2011, depreciation expense amounted to $1,547,345 and $1,177,002, of which $1,172,733 and $1,096,415 is included in inventory and cost of revenues and the remainder is included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2012 and 2011, amortization of land use rights amounted to $23,383 and $22,428, respectively. At March 31, 2012 and December 31, 2011, land use rights consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Land use rights	45 - 50 years	$4,269,103	$4,242,273
Less: accumulated amortization		(447,771)	(421,737)
		$3,821,332	$3,820,536

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:
2013	$93,465
2014	93,465
2015	93,465
2016	93,465
2017	93,465
Thereafter	3,354,007
$3,821,332

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At March 31, 2012 and December 31, 2011, short-term bank loans consisted of the following:

	March 31, 2012	December 31, 2011
Loan from Agricultural and Commercial Bank, due on March 30, 2012 with annual interest at December 31, 2011 of 7.88%, secured by certain assets of the Company and repaid on due date.	$-	$628,466

Loan from China Merchants Bank, due on May 20, 2012 with annual interest rate of 6.73% at March 31, 2012 and December 31, 2011, respectively.	474,331	471,350
Loan from Agricultural and Commercial Bank, due on October 10, 2012 with annual interest rate of 5.75% at March 31, 2012 and December 31, 2011, respectively, secured by certain assets of the Company.	474,331	471,350
Loan from Bank of Communications, due on May 14, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate.	474,313	471,350
Loan from Bank of Communications, due on May 23, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate.	316,221	314,233
Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at March 31, 2012 and secured by certain assets of the Company.	948,661	-

Total short-term bank loans	$2,687,875	$2,356,749

NOTE 7 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At March 31, 2012 and December 31, 2011, the Company’s bank acceptance notes payables consist of the following:

	March 31, 2012	December 31, 2011
Agricultural and Commercial Bank, non-interest bearing, due and paid on January 15, 2012, collateralized by 100% of restricted cash deposited.	$-	$314,233

Bank of China, non-interest bearing, due on July 13, 2012, collateralized by 100% of restricted cash deposited.	158,110	-

Bank of China, non-interest bearing, due on August 23, 2012, collateralized by 100% of restricted cash deposited.	78,831	-

Total	$236,941	$314,233

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 8 - CAPITAL LEASE OBLIGATIONS

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
Twelve-month periods ending March 31,	Amount
2012	$402,359
2013	357,576
2014	58,369
Total minimum lease payments	818,304
Less: amount representing interest	(133,687)
Less: security deposit due	(138,495)
Present value of net minimum lease payment	546,122
Less: current portion	(247,315)
Long-term portion	$298,807

NOTE 9 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

Accordingly, the net deferred tax asset related to the U.S. net operating loss carry forward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the PRC and the U.S.  In 2012 and 2011, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIEs (Dyeing and Electric) and the Company’s subsidiary, Fulland Wind Energy, are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 10– STOCKHOLDERS’ EQUITY

(a)    Preferred stock issued for warrants modification
On February 7, 2012, in an effort to induce its warrant holder to exercise their warrants, the Company signed an agreement with Barron Partners LP (“Barron”), pursuant to which Barron, as the holder of warrants to purchase 55,158 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of the Company’s series A preferred stock which are convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Company’s common stock at $2.70 per common share, with the proceeds from the exercise of the warrants being used to pay expenses incurred by the Company in connection with its public company expenses. In connection with the warrant modification, the Company valued the 2,201,582 series A preferred shares issued at fair market value on the date of grant of $197,408 based on the 73,386 common shares issuable upon conversion of the series A preferred stock multiplied by the quoted trading price of the common stock on the grant date of $2.70 per share.  In connection with the transaction, on February 7, 2012, we revalued the fair market value of the original warrants by using the Black-Scholes option-pricing model.    The total fair market value of the original warrants was estimated to be $52,896 on February 7, 2012. The fair market value of the newly issued exchanged warrants was estimated to be $90,621 using the Black-Scholes option-pricing model.  In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used:  stock price of $2.70; expected dividend yield 0%; risk-free interest rate of 0.15%; volatility of 139.58% and an expected term of 0.77 year. We recorded the difference between the fair market value of original warrants of $52,896 and the fair market value of exchanged warrants of $90,621 which amounted to $37,725 as a warrants modification expense with a corresponding credit of additional paid-in capital.

Accordingly, for the three months ended March 31, 2012, the Company recorded an aggregate warrant modification expense of $235,133 on the accompanying consolidated statement of income.

(b)    Common stock issued for services

During the three months ended March 31, 2012, the Company issued a total of 39,450 shares of common stock pursuant to its 2010 long-term incentive plan, of which 250 shares were issued to a director, 10,000 shares were issued to the chief executive officers and 29,200 shares were issued to other employees and consultants.  The shares were valued at the fair market value on the date of grant.  During the three months ended March 31, 2012, the Company record stock-based compensation of $28,190 and prepaid expense of $82,320, which is being amortized over the balance of 2012.

(c)    Common stock issued for preferred share conversions

During the three months ended March 31, 2012, the Company issued 152,723 shares of common stock upon the conversion of 4,581,719 shares of series A preferred stock.

(d)    Warrants

Warrant activity for the three months ended March 31, 2012 is summarized as follows:

	Three Months Ended March 31, 2012
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	220,158	$15.73
Granted	73,386	2.70
Exercised	-	-
Cancelled	(220,158)	(15.73)
Balance at March 31, 2012	73,386	$2.70
Warrants exercisable at March 31, 2012	73,386	$2.70

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 10– STOCKHOLDERS’ EQUITY (continued)

(d)    Warrants

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$2.70	73,386	0.62	$2.70	73,386	$2.70

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

For the three months ended March 31, 2012, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2011	$72,407	$1,168,796	$823,348	$2,064,551
Addition to statutory reserves	-	-	30,330	30,330
Balance – March 31, 2012	$72,407	$1,168,796	$853,678	$2,094,881

NOTE 12 - SEGMENT INFORMATION

For the three months ended March 31, 2012 and 2011, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three months ended March 31, 2012 and 2011 is as follows:

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 12 - SEGMENT INFORMATION (continued)

	Three Months Ended March 31,
	2012	2011
Revenues:
Forged rolled rings and related components	$5,585,455	$13,417,357
Dyeing and finishing equipment	3,823,774	4,149,023
	9,409,229	17,566,380
Depreciation:
Forged rolled rings and related components	1,217,169	1,013,746
Dyeing and finishing equipment	330,176	163,256
	1,547,345	1,177,002
Interest expense:
Forged rolled rings and related components	77,633	29,702
Dyeing and finishing equipment	12,400	-
	90,033	29,702
Net income (loss):
Forged rolled rings and related components	326,669	2,441,673
Dyeing and finishing equipment	409,343	423,442
Other (a)	(433,217)	(199,955)
	302,795	2,665,160
Identifiable long-lived tangible assets at March 31, 2012 and December 31, 2011 by segment:
Dyeing and finishing equipment	$11,861,739	$12,111,684
Forged rolled rings and related components	51,596,106	51,930,395
	$63,457,845	$64,042,079
Identifiable long-lived tangible assets at March 31, 2012 and December 31, 2011 by geographical location:
China	$63,457,845	$64,042,079
United States	-	-
	$63,457,845	$64,042,079

(a)             The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 13 – CONCENTRATIONS

Customers

One customer of the forged rolled rings and related components segment accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2012. During the three months ended March 31, 2011, one customer of the forged rolled rings and related components segment accounted for 10% or more of the Company’s revenues. The following table sets forth sales to these customers.

	Three Months Ended March 31,
Customer	2012	2011
A	*	10%
B	11%	*
*           Less than 10%.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 13 – CONCENTRATIONS (continued)

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
Supplier	2012	2011
A	22%	12%
B	23%	*
C	*	11%
D	*	16%
*           Less than 10%.

NOTE 14 – RESTRICTED NET ASSETS

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

As of March 31, 2012 and December 31, 2011, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets were approximately $72,482,000 and $71,294,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

In April and May 2012, the Company issued 287,189 shares of common stock upon the conversion of  8,615,670 shares of series A preferred stock.  As of May 14, 2012, there were no shares of series A preferred stock outstanding.

On April 24, 2012, the Company issued 12,000 shares of common stock to a key employee who is not executive officers pursuant to its 2010 long-term incentive plan. The shares were valued at fair value on the date of grant, and the Company recorded stock-based compensation of $45,960.

In May 2012, the Company issued 73,386 shares of common stock upon the exercise of warrants, for which the Company received cash proceeds of $198,142.  As of May 14, 2012, there were no warrants outstanding.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments and solar industry related products in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Dollars	%	Dollars	%
Forged rolled rings and related components - wind power industry	$2,537	27.0%	$10,182	58.0%
Forged rolled rings and related components – other industries	3,048	32.4%	3,235	18.4%
Dyeing and finishing equipment	3,824	40.6%	4,149	23.6%
Total	$9,409	100%	$17,566	100%

Forged rolled rings and related components segment

Through our forged rolled rings and other related products division, we supply the following:

•
We produce precision forged rolled rings and other forged components to the wind and other industries.  Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

•
In 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.   For the three months ended March 31, 2012, we generated revenue from the sale of solar industry related products of $32,049.  We had no revenue for these products in the first quarter of 2011.

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

Our revenue, gross margin and net income have declined significantly for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, our revenue declined by 46.4% from the three months ended March 31, 2011, our gross margin decreased from 25.9% to 20.0%, and our net income decreased 88.6%. The most significant decline was for forged rolled rings and related products for the wind power industry, which declined $7.6 million, or 75.1%, in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  However, we have seen declines in all of our product sales.

We believe that these declines reflect:

•	An apparent decline in the growth rate for the wind industry, following six years of growth during which the total installed capacity doubled each year.
•	Increased competition.

•
The effects of a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing both for owners of wind farms who require bank loans to purchase equipment and for potential purchasers of heavy equipment, including our dyeing and finishing equipment.

•	Decisions by turbine manufactures to establish vertically integrated operations, thus eliminating the need to purchase components from companies such as us.

•	Our failure to sell our ESR forged products for the high performance components market for various industries to more than our initial customer.
•
Delays by potential customers of our dyeing and finishing products in purchasing new equipment designed to meet stricter environmental standards imposed by the Chinese government as textile manufacturers evaluate both their projected business in uncertain economic times and new equipment designed to meet the new standards.

The factors that affected our revenue, gross margin and net income during the first quarter of 2012 may affect our operations during the rest of 2012.  Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries.  Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

In April 2012, we received purchase orders to supply flanges to a wind power customer and an industrial customer for an aggregate amount of $1.9 million. The purchase orders provides that we will deliver 12 units of flanges, amounting to total revenue of $1.2 million to an international customer and 30 units of flanges amounting to total revenue of RMB4.2 million (approximately $0.7 million) to a domestic customer, both which are deliverable by the end of May. While the market environment remains challenging, particularly for wind power companies and suppliers, we have received follow-on purchase orders from our Chinese customer.  In addition, we have received a purchase order from a U.S. customer, which we believe speaks to the quality of our products and reputation as a strong supplier of wind power and other components in both the domestic and international markets.

During the three months ended March 31, 2012, our inventory increased by approximately $1.2 million and our advance from customers was approximately $1.2 million at March 31, 2012.  This increase in inventory was attributable to an increase in steel inventory to secure steel pricing for anticipated forging orders, and an increase in inventory related to our solar products.  A significant portion of the inventory increase relates to products for our solar customer, for which we received advance payments.  At the request of the customer we are keeping the products in our warehouse.  This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed.  Upon the completion of the sale, the advances from this customer will be recognized as revenues and our inventory will be reduced by the products sold.

Dyeing and finishing equipment segment

We have received a new purchase order from Zhejiang Gelinlan Dyeing Limited ("Zhejiang Gelinlan"), the largest village-level enterprise group in Zhejiang, China to supply our energy-efficient airflow dyeing machines for an aggregate amount of RMB10.4 million (approximately $1.7 million). Pursuant to the purchase order, we are scheduled to deliver 15 units of our energy-efficient airflow dyeing machines to Zhejiang Gelinlan by the end of May 2012. Our airflow dyeing machines use air flow as opposed to water in the traditional dyeing process, which we believe results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions.

Raw materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 45% of our purchases of raw materials for the three months ended March 31, 2012.

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

Exchange of Warrants

On May 4, 2012, our board of directors approved a previously negotiated agreement with Barron Partners LP, dated February 7, 2012,  pursuant to which Barron, as the holder of warrants to purchase 55,160 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of series A preferred stock which are convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Corporation’s common stock at $2.70 per share, which was the market price of the common stock on February 7, 2012, the date the terms of the exchange were negotiated.

The 2,201,582 shares of series A preferred stock were valued at the closing price of our common share on February 7, 2012 of $2.70 per share and we recorded it as warrants modification expense of $197,408.

As a result of the transaction, we revalued the fair market value of the original warrants by using the Black-Scholes option-pricing model.    The total fair market value of the original warrants was estimated to be $52,896 on February 7, 2012. The fair market value of the newly issued exchanged warrants was estimated to be $90,621 using the Black-Scholes option-pricing model.  In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used:  stock price of $2.70; expected dividend yield 0%; risk-free interest rate of 0.15%; volatility of 139.58% and an expected term of 0.77 year. We recorded the difference between the fair market value of original warrants of $52,896 and the fair market value of exchanged warrants of $90,621 amounting to $37,725 as warrants modification expense with a corresponding credit of additional paid-in capital.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize revenue from the sale of dyeing and finishing equipment upon shipment and transfer of title. The other elements may include installation and generally a one-year warranty.

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2012 and 2011, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the three months ended March 31, 2012 and 2011 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Revenues	$9,409	100.0%	$17,566	100.0%
Cost of revenues	7,526	80.0%	13,013	74.1%
Gross profit	1,883	20.0%	4,553	25.9%
Operating expenses	1,041	11.1%	913	5.2%
Income from operations	842	8.9%	3,640	20.7%
Other income (expenses)	(309)	(3.3)%	(22)	(0.1)%
Income before provision for income taxes	533	5.7%	3,618	20.6%
Provision for income taxes	230	2.4%	953	5.4%
Net income	303	3.2%	2,665	15.2%
Other comprehensive income:
Foreign currency translation adjustment	452	4.8%	406	2.3%
Comprehensive income	$755	8.0%	$3,071	17.5%

The following table sets forth information as to the gross margin for our two business segments for the three months ended March 31, 2012 and 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Revenues	$5,585	$3,824	$9,409	$13,417	$4,149	$17,566
Cost of revenues	$4,451	$3,075	$7,526	$9,739	$3,274	$13,013
Gross profit	$1,134	$749	$1,883	$3,678	$875	$4,553
Gross margin %	20.3%	19.6%	20.0%	27.4%	21.1%	25.9%

Revenues

For the three months ended March 31, 2012, we had revenues of $9,409,000, as compared to revenues of $17,566,000 for the three months ended March 31, 2011, a decrease of approximately 46.4%. The decrease in revenue was attributable to the decrease in revenue from both our forged rolled rings and related products segment and dyeing and finishing equipment segment, and is summarized as follows (dollars in thousands):

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31,2011	(Decrease)	Percentage Change
Forged rolled rings and related products - wind power industry	$2,537	$10,182	$(7,645)	(75.1)%
Forged rolled rings and related products – other industries	3,048	3,235	(187)	(5.8)%
Dyeing and finishing equipment	3,824	4,149	(325)	(7.8)%
Total net revenues	$9,409	$17,566	$(8,157)	(46.4)%

Forged rolled rings and related products segment

Revenue from forging of rolled rings and related products totaled $5,585,000 for the three months ended March 31, 2012, with revenues of $2,537,000 from the wind power industry and revenues of $3,048,000 from other forging operations. Revenues from forging of rolled rings and related products totaled $13,417,000 for the three months ended March 31, 2011, with revenues from the wind power industry amounting to $10,182,000 and revenues from other forging operations amounting to $3,235,000. The decrease in revenue from forging of rolled rings and related products was primarily attributable to:

•
An apparent decline in the market for capital equipment, including products for the wind power industry. Although, we have been experiencing a decrease in the sale of forged products, we believe that, on a long-term basis, the demand for forged products in the wind industry in China will continue.  According to the Global Wind Energy Council’s “Global Wind Energy Outlook 2010 Report” as published on the council’s website, 2009 marked China’s sixth consecutive year of doubling its total installed capacity and surpassed 25.8 gigawatts (“GW”) in total capacity installed at the end of 2009. Pursuant to Global Wind Energy Council’s press release dated April 6, 2011, in 2010, China added 18.9 GW of new wind power capacity, thereby reaching a total installed capacity of 44.7 GW The Chinese government’s twelfth Five-Year Plan, which was passed by the Chinese Parliament in March 2011, reflects the Chinese government’s continued commitment to wind power development, with a target of building an additional 90 GW of wind energy by 2015.

During the first quarter of 2012, we sold approximately 3,474 metric tons of forged products as compared to 8,316 metric tons for the first quarter of 2011, a decrease of 58.2%.  During the first quarter of 2012, we decreased our selling price by approximately 4.9% as compared to the first quarter of 2011.  The decrease in our selling price reflected competition and downward pressure on our selling price, which affected our gross margins.

•
Notwithstanding the Chinese government’s commitment to wind power development, the ability and willingness of manufacturing companies and wind power companies to purchase equipment was affected by a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing both for owners of wind farms who require bank loans to purchase equipment and for potential purchasers of heavy equipment, including our dyeing and finishing equipment.

•
Decisions by turbine manufactures to establish vertically integrated operations, thus eliminating the reducing the potential market for our wind power products, which resulted in increased competition and price erosion.

•
In October 2009, we ordered the initial machinery to expand our completed state-of-the-art forged product facility with a new production line, enabling us to manufacture electro-slag re-melted (“ESR”) forged products for the high performance components market for various industries.  We believed that ESR forged products will be important components in the next generation of larger wind turbines, offshore wind turbines and other high performance components, which will require stronger steel alloy precision forged components than the smaller turbines.   However, after an initial sale of ESR products in 2011, we have not generated subsequent sales of these products.  Currently, we are trying to to develop a relationship with a third party to develop and promote products that can take advantages of the properties of our ESR technology.  However, as of the date of this report, we have not generated any revenues from or orders for ESR products subsequent to the initial order.

The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our customers and potential customers for our products which has had an effect of lessening the demand for products such as ours.  To the extent that the demand for our forged rolled rings and related components continues to decline, our revenue and net income will continue to be affected.

In 2011, we began to manufacture and delivery test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  This equipment is being marketed and manufactured in our forged rolled rings segment. We are seeking to use our technical knowledge to manufacture and market solar components used in production of multi crystalline and mono crystalline silicon wafers.   Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For the first quarter of 2012, we generated revenue from the sale of solar industry related products of $32,049.   We did not generate any revenue from these products in the first quarter of 2011.

Dyeing and finishing equipment segment

The decrease in revenue from the sale of dyeing and finishing equipment reflects the business cycle as well as delays by customers in purchasing new equipment designed to meet stricter environmental standards imposed by the Chinese government as textile manufacturers evaluate both their projected business in uncertain economic times and new equipment designed to meet the new standards. We believe that our newest equipment meets the new standards. In addition, some customers have a shortage of working capital due to more restrictive finance policies established recently by Chinese government, resulting in a delay in the purchase of new production machinery.  We believe that our customers are using their existing equipment longer before replacing the equipment. We believe that the rest of 2012 revenues from the sale of dyeing and finishing equipment will continue to be weak.

Cost of revenues

For the three months ended March 31, 2012, cost of revenues was $7,526,000 as compared to $13,013,000 for the three months ended March 31, 2011, a decrease of $5,487,000, or 42.2%. Cost of revenues related to the manufacture of forged rolled rings and related products was $4,451,000 for the three months ended March 31, 2012 as compared to $9,739,000 for the three months ended March 31, 2011. Cost of revenues for the dyeing and finishing equipment segment was $3,075,000 for the three months ended March 31, 2012, as compared to $3,274,000 for the three months ended March 31, 2011.

Gross profit and gross margin

Our gross profit was $1,883,000 for the three months ended March 31, 2012 as compared to $4,553,000 for the three months ended March 31, 2011, representing gross margins of 20.0% and 25.9%, respectively.

Gross profit from forged rolled rings and related products segment was $1,134,000 for the three months ended March 31, 2012 as compared to $3,678,000 for the three months ended March 31, 2011, representing gross margins of approximately 20.3% and 27.4%, respectively. The decrease in our gross margin for the three months ended March 31, 2012 was mainly attributed to a decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at lower production levels, as well as price reductions which were necessary to meet competition. We do not expect that we will be able to improve our gross margin from forged rolled rings and related products segment until we become more efficient and are able to produce larger quantities for inventory and revenues.  Continued competition will continue to affect our margins as we may have difficulty increasing or maintaining prices.

Gross profit for the dyeing and finishing equipment segment was $749,000 for the three months ended March 31, 2012 as compared to $875,000 for the three months ended March 31, 2011, representing gross margins of approximately 19.6% and 21.1%, respectively. The decrease in our gross margin for the dyeing and finishing equipment segment was mainly attributable to the increase in labor cost.

Depreciation. Depreciation was $1,547,000 and $1,177,000 for the three months ended March 31, 2012 and 2011, respectively, and is included in the following categories (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Inventories and cost of revenues	$1,173	$1,096
Operating expenses	374	81
Total	$1,547	$1,177

The increase in depreciation for inventories and cost of revenues is attributable to the increase in our depreciable production equipment.

During the three months ended March 31, 2012, we recorded depreciation expense related to ESR production equipment in operating expenses since we did not perform any production for ESR products in this period and, therefore, we did not use the equipment. During the three months ended March 31, 2011, we recorded depreciation expense related to ESR production equipment in inventories and cost of revenues since we generated production activities for ESR products in that period. Accordingly, for the three months ended March 31, 2012, depreciation included in operating expenses increased by approximately $293,000 as compared to the comparable period in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $666,000 for the three months ended March 31, 2012, as compared to $832,000 for the three months ended March 31, 2011, a decrease of $166,000 or approximately 19.9%.

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Professional fees	$71	$61
Bad debt recovery	(47)	(7)
Payroll and related benefits	168	186
Travel and entertainment	50	73
Shipping	217	359
Other	207	160
Total	$666	$832

•
Professional fees for the three months ended March 31, 2012 increased by $10,000, or 16.4%, as compared to the three months ended March 31, 2011. The increase was primarily attributable to an increase in fees paid for investor relations of approximately $15,000, offset by a decrease in other miscellaneous service fees of approximately $5,000.

•
Bad debt recovery increased for the three months ended March 31, 2012 by $40,000, as compared to the three months ended March 31, 2011. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits decreased for the three months ended March 31, 2012 by $18,000, or 9.7%, as compared to the three months ended March 31, 2011. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $59,000 which reflected a drop in our average stock price used to value shares issued as compensation during the three months ended March 31, 2012 as compared to the comparable period in 2011, offset by an increase in compensation and related benefits of approximately $36,000 in our forged rolled rings and related products segment resulting from increased salaries paid to management and an increase in compensation and related benefits of approximately $5,000 in our dyeing and finishing equipment segment resulting from increase salaries paid to our management.

•
Travel and entertainment expense for the three months ended March 31, 2012 decreased by $23,000, or 31.5%, as compared to the three months ended March 31, 2011. The decrease for the periods shown is primarily related to the decrease in travel for investor road shows and conferences.

•
Shipping expense for the three months ended March 31, 2012 decreased by $142,000, or 39.6%, as compared to the three months ended March 31, 2011. The decrease was primarily attributable to the decrease in our revenues during the first quarter of 2012 as compared to the first quarter of 2011.

•
Other selling, general and administrative expenses for the three months ended March 31, 2012 increased by $47,000, or 29.4% as compared to the three months ended March 31, 2011. The increase was primarily attributable to the payment of Delaware franchise taxes in March 2012 of approximately $67,000 for fiscal year of 2011 and fiscal year of 2010, offset by a decrease in other miscellaneous items of approximately $20,000.

Income from operations. For the three months ended March 31, 2012, income from operations amounted to $842,000, as compared to $3,640,000 for the three months ended March 31, 2011, a decrease of $2,798,000 or 76.9% as a result of the factors described above.

Other income (expense). Other income (expense) includes interest expense, nominal foreign currency transaction gain or losses, warrants modification expense, nominal interest income and other income. For the three months ended March 31, 2012, total other expense amounted to $309,000 as compared to total other expense of $22,000 for the three months ended March 31, 2011, an increase of $287,000. The increase was primarily attributable to the warrant modification expense of approximately $235,000, as well as an increase in interest expense of approximately $60,000 attributable to an increase in debt and capital lease obligations.

Income tax expense. Income tax expense was $230,000 for the three months ended March 31, 2012, as compared to $953,000 for the three months ended March 31, 2011, a decrease of $723,000, or approximately 75.8%, The decrease in income tax expense was attributable to the decrease in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $303,000, or $0.14 per share (basic) and $0.12 per share (diluted), for the three months ended March 31, 2012, as compared with $2,665,000, or $1.41 per share (basic) and $1.04 per share (diluted) for the three months ended March 31, 2011, a decrease of $2,127,000 or 79.8%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $452,000 for the three months ended March 31, 2012, as compared to $406,000 for the three months ended March 31, 2011. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the three months ended March 31, 2012 of $755,000, compared to $3,071,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2012 and December 31, 2011, we had cash balances of $911,076 and $1,152,607, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	March 31, 2012		December 31, 2011
United States	$47	5.1%	$288	25.0%
China	864	94.9%	865	75.0%
Total cash and cash equivalents	$911	100.0%	$1,153	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to March 31, 2012 (dollars in thousands):

			December 31, 2011 to March 31, 2012
Category	2012	2011	Change	Percentage Change
Current assets:
Cash and cash equivalents	$911	$1,153	$(242)	(21.0)%
Restricted cash	284	314	(30)	(9.4)%
Notes receivable	157	54	103	193.0%
Accounts receivable, net	6,494	7,088	(594)	(8.4)%
Inventories, net of reserve for obsolete inventory	5,543	4,276	1,267	29.6%
Advances to suppliers	716	219	497	226.5%
Prepaid value-added taxes on purchase	1,167	1,512	(345)	(22.8)%
Prepaid expenses and other current assets	220	111	109	99.2%
Current liabilities:
Short-term bank loans	2,688	2,357	331	14.1%
Bank acceptance notes payable	237	314	(77)	(24.6)%
Accounts payable	4,388	4,997	(609)	(12.2)%
Accrued expenses	545	772	(227)	(29.4)%
Capital lease obligations – current portion	247	245	2	1.0%
Advances from customers	1,224	1,167	57	4.9%
Income taxes payable	279	592	(313)	(52.9)%
Working capital:
Total current assets	$15,492	$14,727	$765	5.2%
Total current liabilities	9,608	10,444	(836)	(8.0)%
Working capital:	$5,884	$4,283	$1,601	37.4%

Our working capital increased $1,601,000 to $5,884,000 at March 31, 2012 from working capital of $4,283,000 at December 31, 2011. This increase in working capital is primarily attributable to an increase in notes receivable of $103,000, an increase in net inventories of $1,267,000, an increase in advances to suppliers of $497,000, an increase in prepaid expenses and other current assets of $109,000, a decrease in accounts payable of $609,000, a decrease in accrued expenses of $227,000, and a decrease in income taxes payable of $313,000, offset by a decrease in cash and cash equivalents of $242,000, a decrease in net accounts receivable of $594,000, a decrease in prepaid VAT on purchases of $346,000, and an increase in short-term bank loans of $331,000.

Net cash flow provided by operating activities was $126,000 for the three months ended March 31, 2012 as compared to $3,428,000 for the three months ended March 31, 2011, a decrease of $3,302,000, of which $2,362,000 reflected the decline in net income for the three months ended March 31, 2012 as compared to the comparable 2011 period. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheet.

•
Net cash flow provided by operating activities for the three months ended March 31, 2012 primarily reflected net income of $303,000 adjusted for non-cash items primarily consisting of depreciation of $1,547,000, warrant modification expense of $235,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $686,000, offset primarily by an increase in inventory of $1,240,000 and a decrease in accounts payable of $641,000.

•
Net cash flow provided by operating activities for the three months ended March 31, 2011 primarily reflected net income of $2,665,000 adjusted for non-cash items primarily consisting of depreciation of $1,177,000, and changes in operating assets and liabilities primarily consisting a decrease in accounts receivable of $2,086,000, offset primarily by an increase in inventory of $1,181,000 and a decrease in accounts payable of $1,065,000.

Net cash flow used in investing activities reflects the purchase of property and equipment of $557,000 for the three months ended March 31, 2012 as compared to $2,847,000 for the three months ended March 31, 2011.

Net cash flow provided by financing activities was $185,000 for the three months ended March 31, 2012 as compared to net cash flow used in financing activities $282,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, we received proceeds from bank loans of $949,000, proceeds from decrease in restricted cash of $32,000, offset by the repayment of bank loans of $633,000, repayments of principal on capital lease obligations of $84,000 and decrease in bank acceptance notes payable of $79,000. During the three months ended March 31, 2011, we received proceeds from loans of $759,000, proceeds from the sale of common stock of $125,000 and proceeds from exercise of common stock warrants of $200,000 offset by the repayment of loans of $1,366,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2012 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,688	$2,688	$-	$-	$-
Capital lease obligations (2)	546	247	299	-	-

Total	$3,234	$2,935	$299	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	Capital lease obligations include the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended March 31, 2012, we had unrealized foreign currency translation gain of $451,702, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   As previously reported in our Form 10-K for the year ended December 31, 2011, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2011.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2012.  However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2012, we issued 152,723 shares of common stock upon the conversion of 4,581,719 shares of series A preferred stock. In April and May 2012, the Company issued 287,189 shares of common stock upon the conversion of  8,615,670 shares of series A preferred stock.  The issuance of such shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

In May 2012, the Company issued 73,386 shares of common stock upon the exercise of warrants, for which the Company received cash proceeds of $198,142.  The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

No underwriting or brokerage fees or commissions were paid in connection with the foregoing issuances.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: May 15, 2012	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer
and Principal Accounting Officer