Form 10-Q
period 2012-06-30
Cleantech Solutions International, Inc.,
filed 2012-08-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-34591

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
 (Name of Registrant as specified in its charter)

NEVADA	90-0648920
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  2,667,017 shares of common stock are issued and outstanding as of August 14, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2012

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3
	Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4	Controls and Procedures.	40
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.	41
Item 6.	Exhibits.	41

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,307,312	$1,152,607
Restricted cash	284,824	314,233
Notes receivable	47,471	53,420
Accounts receivable, net of allowance for doubtful accounts	8,011,584	7,087,958
Inventories, net of reserve for obsolete inventory	5,911,511	4,276,090
Advances to suppliers	1,601,450	219,347
Prepaid VAT on purchases	608,960	1,512,213
Prepaid expenses and other	199,190	110,670

Total Current Assets	17,972,302	14,726,538

PROPERTY AND EQUIPMENT - net	64,668,749	64,042,079

OTHER ASSETS:
Land use rights, net	3,800,970	3,820,536

Total Assets	$86,442,021	$82,589,153

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,690,001	$2,356,749
Bank acceptance notes payable	284,824	314,233
Accounts payable	4,843,331	4,997,109
Accrued expenses	948,011	771,597
Capital lease obligations- current portion	248,046	244,747
Advances from customers	2,394,167	1,166,942
VAT and service taxes payable	54,736	-
Income taxes payable	484,216	592,202

Total Current Liabilities	11,947,332	10,443,579

OTHER LIABILITIES:
Capital lease obligations - net of current portion	254,800	381,235

Total Liabilities	12,202,132	10,824,814

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (30,000,000 shares authorized, all of which were designated as series A convertible preferred, 0 and 10,995,807 shares
issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	-	10,996
Common stock ($0.001 par value; 50,000,000 shares authorized;
2,667,017 and 2,101,849 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively)	2,667	2,102
Additional paid-in capital	28,089,776	27,489,600
Retained earnings	35,892,733	34,618,341
Statutory reserve	2,164,324	2,064,551
Accumulated other comprehensive gain - foreign currency translation adjustment	8,090,389	7,578,749

Total Stockholders' Equity	74,239,889	71,764,339

Total Liabilities and Stockholders' Equity	$86,442,021	$82,589,153

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

`	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$12,832,863	$12,608,181	$22,242,092	$30,174,561

COST OF REVENUES	10,138,628	9,557,236	17,665,171	22,571,010

GROSS PROFIT	2,694,235	3,050,945	4,576,921	7,603,551

OPERATING EXPENSES:
Depreciation	373,924	340,208	748,536	420,795
Selling, general and administrative	751,544	1,028,695	1,417,667	1,860,496

Total Operating Expenses	1,125,468	1,368,903	2,166,203	2,281,291

INCOME FROM OPERATIONS	1,568,767	1,682,042	2,410,718	5,322,260

OTHER INCOME (EXPENSE):
Interest income	346	118	5,850	830
Interest expense	(70,363)	(32,826)	(160,396)	(62,528)
Foreign currency gain (loss)	1,115	(1,884)	5,391	(3,341)
Warrants modification expense	-	-	(235,133)	-
Other income	6,635	68,463	13,280	77,113

Total Other Income (Expense)	(62,267)	33,871	(371,008)	12,074

INCOME BEFORE INCOME TAXES	1,506,500	1,715,913	2,039,710	5,334,334

INCOME TAXES	435,130	545,954	665,545	1,499,215

NET INCOME	$1,071,370	$1,169,959	$1,374,165	$3,835,119

COMPREHENSIVE INCOME:
NET INCOME	$1,071,370	$1,169,959	$1,374,165	$3,835,119

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	59,938	1,084,955	511,640	1,490,783

COMPREHENSIVE INCOME	$1,131,308	$2,254,914	$1,885,805	$5,325,902

NET INCOME PER COMMON SHARE:
Basic	$0.42	$0.61	$0.58	$2.01
Diluted	$0.40	$0.47	$0.53	$1.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,572,753	1,919,660	2,370,138	1,906,203
Diluted	2,660,983	2,509,757	2,592,864	2,537,761

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,374,165	$3,835,119
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,092,511	2,503,759
Amortization of land use rights	46,727	45,138
(Decrease) increase in allowance for doubtful accounts	(46,631)	166,640
Warrants modification expense	235,133	-
Stock-based compensation expense	101,590	214,807
Changes in assets and liabilities:
Restricted cash	-	(152,714)
Notes receivable	6,324	(139,095)
Accounts receivable	(825,725)	1,439,402
Inventories	(1,603,500)	(705,682)
Prepaid value-added taxes on purchases	913,184	752,472
Prepaid and other current assets	(32,988)	(91,109)
Advances to suppliers	(1,379,275)	(1,610,347)
Bank acceptance notes payable	-	152,714
Accounts payable	(188,919)	(2,838,972)
Accrued expenses	171,338	438,205
VAT and service taxes payable	54,685	(82,407)
Income taxes payable	(112,101)	(605,803)
Advances from customers	1,217,798	1,139,208

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,024,316	4,461,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,263,008)	(4,796,171)

NET CASH USED IN INVESTING ACTIVITIES	(3,263,008)	(4,796,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(127,477)	-
Proceeds from bank loans	2,213,264	1,832,570
Repayment of bank loans	(1,897,083)	(1,374,428)
Decrease in restricted cash	31,618	-
Decrease in bank acceptance notes payable	(31,618)	-
Proceeds from sale of common stock	-	125,000
Proceeds from exercise of warrants	198,142	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	386,846	983,142

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	6,551	29,087

NET INCREASE IN CASH AND CASH EQUIVALENTS	154,705	677,393

CASH AND CASH EQUIVALENTS - beginning of period	1,152,607	947,177

CASH AND CASH EQUIVALENTS - end of period	$1,307,312	$1,624,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$160,396	$62,528
Income taxes	$777,646	$2,105,018

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred converted to common shares	$13,198	$936
Common stock issued for future service	$54,880	$113,317

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cleantech Solutions International, Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc.  On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc., and on June 13, 2011, the Company’s corporate name was changed to Cleantech Solutions International, Inc.   On August 7, 2012, the Company was converted into a Nevada corporation. (See Note 15)  Through its affiliated companies and subsidiaries, the Company manufactures and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related products for the wind power industry and other industries and equipment to the solar industry.  The Company also makes textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007.  Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).  Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC.   Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electrical was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Beginning in April 2007, Electrical began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Through Fulland Wind Energy, the Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power industry, and solar products, including large-scale equipment used in the manufacturing process for the solar industry. The Company refers to this segment of its business as the forged rolled rings and related components division.

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
JUNE 30, 2012

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
JUNE 30, 2012

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2012 and 2011 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

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
JUNE 30, 2012

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, prepaid VAT on purchases, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued expenses, capital lease obligations, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

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

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk (continued)

At June 30, 2012 and December 31, 2011, the Company’s cash balances by geographic area were as follows:

	June 30, 2012		December 31, 2011
Country:
United States	$75,187	5.8%	$288,090	25.0%
China	1,232,125	94.2%	864,517	75.0%
Total cash and cash equivalents	$1,307,312	100.0%	$1,152,607	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $47,471 and $53,420 at June 30, 2012 and December 31, 2011, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,590,581 and $2,618,608, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $173,785 and $172,557 at June 30, 2012 and December 31, 2011, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,601,450 and $219,347 as of June 30, 2012 and December 31, 2011, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2012 and 2011.

Advances from customers

Advances from customers at June 30, 2012 and December 31, 2011 amounted to $2,394,167 and $1,166,942, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Grant income is recognized when funds have been received and all significant terms of the grant have been fulfilled by the Company. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the six months ended June 30, 2012 and 2011, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $492,676 and $670,718 for the six months ended June 30, 2012 and 2011, respectively. Shipping costs totaled $275,829 and $312,096 for the three months ended June 30, 2012 and 2011, respectively.

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
JUNE 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and was not material.

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2012 and 2011, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2012 and 2011 was $6,551 and $29,087, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at June 30, 2012 and December 31, 2011 were translated at 6.3197 RMB to $1.00 and at 6.3647 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2012 and 2011 were 6.3255 RMB and 6.54818 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reverse stock split

The Company effected a one-for-ten reverse stock split on March 6, 2012.  All share and per share information has been retroactively adjusted to reflect this reverse stock split.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,071,370	$1,169,959	$1,374,165	$3,835,119
Weighted average common stock outstanding - basic	2,572,753	1,919,660	2,370,138	1,906,203
Effect of dilutive securities:
Series A convertible preferred stock	58,974	532,403	207,431	531,410
Warrants	29,256	57,694	15,295	100,148
Weighted average common stock outstanding - diluted	2,660,983	2,509,757	2,592,864	2,537,761
Net income per common share - basic	$0.42	$0.61	$0.58	$2.01
Net income per common share - diluted	$0.40	$0.47	$0.53	$1.51

The Company’s aggregate common stock equivalents at June 30, 2012 and December 31, 2011 include the following:

	June 30, 2012	December 31, 2011
Warrants	-	220,158
Series A convertible preferred stock	-	366,527
Total	-	586,685

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

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

Recent accounting pronouncement

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30 2012 and December 31, 2011, accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011
Accounts receivable	$10,602,165	$9,706,566
Less: allowance for doubtful accounts	(2,590,581)	(2,618,608)
	$8,011,584	$7,087,958

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 3 - INVENTORIES

At June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$1,450,875	$1,514,928
Work in process	2,276,087	1,441,231
Finished goods	2,358,334	1,492,488
	6,085,296	4,448,647
Less: reserve for obsolete inventory	(173,785)	(172,557)
	$5,911,511	$4,276,090

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	June 30, 2012	December 31, 2011
Office equipment and furniture	5 Years	$217,350	$215,145
Manufacturing equipment	5 – 10 Years	61,354,490	57,347,726
Vehicles	5 Years	125,095	124,211
Construction in progress	-	-	330,730
Building and building improvements	20 Years	20,770,774	20,623,919
		82,467,709	78,641,731
Less: accumulated depreciation		(17,798,960)	(14,599,652)
		$64,668,749	$64,042,079

For the six months ended June 30, 2012 and 2011, depreciation expense amounted to $3,092,511 and $2,503,759, respectively, of which $2,343,975 and $2,082,964, respectively, is included in inventory and cost of revenues and the remainder is included in general and administrative expenses. For the three months ended June 30, 2012 and 2011, depreciation expense amounted to $1,545,166 and $1,326,757, respectively, of which $1,171,242 and $986,549, respectively, is included in inventory and cost of revenues and the remainder is included in general and administrative expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the six months ended June 30, 2012 and 2011, amortization of land use rights amounted to $46,727 and $45,138, respectively. For the three months ended June 30, 2012 and 2011, amortization of land use rights amounted to $23,344 and $22,710, respectively. At June 30, 2012 and December 31, 2011, land use rights consisted of the following:

	Useful Life	June 30, 2012	December 31, 2011
Land use rights	45 - 50 years	$4,272,480	$4,242,273
Less: accumulated amortization		(471,510)	(421,737)
		$3,800,970	$3,820,536

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 5 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:
2013	$93,539
2014	93,539
2015	93,539
2016	93,539
2017	93,539
Thereafter	3,333,275
$3,800,970

NOTE 6 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At June 30, 2012 and December 31, 2011, short-term bank loans consisted of the following:
	June 30, 2012	December 31, 2011
Loan from Agricultural and Commercial Bank, due on March 30, 2012 with annual interest at December 31, 2011 of 7.88%, secured by certain assets of the Company and repaid on due date.	$-	$628,466

Loan from China Merchants Bank, due on May 20, 2012 with annual interest rate of 6.73% at March 31, 2012 and December 31, 2011, respectively, and repaid on due date.	-	471,350

Loan from China Merchants Bank, due on November 17, 2012 with annual interest rate being adjusted quarterly based on 130% of People’s Bank of China’s base rate.	474,706	-

Loan from Agricultural and Commercial Bank, due on October 10, 2012 with annual interest rate of 5.75% at June 30, 2012 and December 31, 2011, respectively, secured by certain assets of the Company.	474,706	471,350

Loan from Bank of Communications, due on May 14, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate, and repaid on due date.	-	471,350

Loan from Bank of Communications, due on November 14, 2012 with annual interest rate of 7.32% at June 30, 2012.	474,706	-

Loan from Bank of Communications, due on May 23, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate, and repaid on due date.	-	314,233

Loan from Bank of Communications, due on November 21, 2012 with annual interest rate of 7.32% at June 30, 2012.	316,471	-

Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at June 30, 2012 and secured by certain assets of the Company.	949,412	-

Total short-term bank loans	$2,690,001	$2,356,749

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 7 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At June 30, 2012 and December 31, 2011, the Company’s bank acceptance notes payables consisted of the following:
	June 30, 2012	December 31, 2011
Agricultural and Commercial Bank, non-interest bearing, due and paid on January 15, 2012, collateralized by 100% of restricted cash deposited.	$-	$314,233

Bank of China, non-interest bearing, due and paid on July 13, 2012, collateralized by 100% of restricted cash deposited.	158,235	-

Bank of China, non-interest bearing, due on August 23, 2012, collateralized by 100% of restricted cash deposited.	126,589	-

Total	$284,824	$314,233

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

Twelve-month periods ending June 30,	Amount
2013	$394,698
2014	350,491
Total minimum lease payments	745,189
Less: amount representing interest	(114,926)
Less: security deposit due	(127,417)
Present value of net minimum lease payment	502,846
Less: current portion	(248,046)
Long-term portion	$254,800

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
JUNE 30, 2012

NOTE 9 – INCOME TAXES (continued)

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

NOTE 10– STOCKHOLDERS’ EQUITY

(a)   Preferred stock issued for warrants modification

On February 7, 2012, in an effort to induce its warrant holder to exercise their warrants, the Company signed an agreement with Barron Partners LP (“Barron”), pursuant to which Barron, as the holder of warrants to purchase 55,158 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of the Company’s series A preferred stock which are convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Company’s common stock at $2.70 per common share, with the proceeds from the exercise of the warrants being used to pay expenses incurred by the Company in connection with its public company expenses. In connection with the warrant modification, the Company valued the 2,201,582 series A preferred shares issued at fair market value on the date of grant of $197,408 based on the 73,386 common shares issuable upon conversion of the series A preferred stock multiplied by the quoted trading price of the common stock on the grant date of $2.70 per share.  In connection with the transaction, on February 7, 2012, the Company revalued the fair market value of the original warrants by using the Black-Scholes option-pricing model.    The total fair market value of the original warrants was estimated to be $52,896 on February 7, 2012. The fair market value of the newly issued exchanged warrants was estimated to be $90,621 using the Black-Scholes option-pricing model.  In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used:  stock price of $2.70; expected dividend yield 0%; risk-free interest rate of 0.15%; volatility of 139.58% and an expected term of 0.77 year. We recorded the difference between the fair market value of original warrants of $52,896 and the fair market value of exchanged warrants of $90,621 which amounted to $37,725 as a warrants modification expense with a corresponding credit of additional paid-in capital.  Accordingly, for the six months ended June 30, 2012, the Company recorded an aggregate warrant modification expense of $235,133 on the accompanying consolidated statement of income. For the three months ended June 30, 2012, the Company did not record any warrant modification expense.

(b)   Common stock issued for services

During the six months ended June 30, 2012, the Company issued a total of 51,450 shares of common stock pursuant to its 2010 long-term incentive plan, of which 250 shares were issued to a director, 10,000 shares were issued to the chief executive officers and 41,200 shares were issued to other employees and consultants.  The shares were valued at the fair market value on the date of grant.  During the six months ended June 30, 2012, the Company record stock-based compensation of $101,590 and prepaid expense of $54,880, which is being amortized over the balance of 2012.

(c)   Common stock issued for preferred share conversions

During the six months ended June 30, 2012, the Company issued 439,912 shares of common stock upon the conversion of 13,197,389 shares of series A preferred stock. As of June 30, 2012, the Company had no series A preferred stock outstanding.

(d)   Common stock issued on exercise of warrants

During the six months ended June 30, 2012, the Company issued 73,386 shares of its common stock upon the exercise of warrants, for which the Company received cash proceeds of $198,142.  At June 30, 2012, there were no warrants outstanding.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10– STOCKHOLDERS’ EQUITY (continued)

Warrant activity for the six months ended June 30, 2012 was summarized as follows:

	Six Months Ended June 30, 2012
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	220,158	$15.73
Granted	73,386	2.70
Exercised	(73,386)	(2.70)
Cancelled	(220,158)	(15.73)
Balance at June 30, 2012	-	$-
Warrants exercisable at June 30, 2012	-	$-

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

For the six months ended June 30, 2012, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2011	$72,407	$1,168,796	$823,348	$2,064,551
Addition to statutory reserves	-	-	99,773	99,773
Balance – June 30, 2012	$72,407	$1,168,796	$923,121	$2,164,324

NOTE 12 - SEGMENT INFORMATION

For the three and six months ended June 30, 2012 and 2011, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 12 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Forged rolled rings and related components	$8,208,210	$8,706,888	$13,793,665	$22,124,245
Dyeing and finishing equipment	4,624,653	3,901,293	8,448,427	8,050,316
	12,832,863	12,608,181	22,242,092	30,174,561
Depreciation:
Forged rolled rings and related components	1,215,536	1,092,426	2,432,705	2,106,172
Dyeing and finishing equipment	329,630	234,331	659,806	397,587
	1,545,166	1,326,757	3,092,511	2,503,759
Interest expense:
Forged rolled rings and related components	52,563	32,826	130,196	62,528
Dyeing and finishing equipment	17,800	-	30,200	-
	70,363	32,826	160,396	62,528
Net income (loss):
Forged rolled rings and related components	750,036	1,048,738	1,076,705	3,490,411
Dyeing and finishing equipment	506,797	406,206	916,140	829,648
Other (a)	(185,463)	(284,985)	(618,680)	(484,940)
	$1,071,370	$1,169,959	$1,374,165	$3,835,119

Identifiable long-lived tangible assets at June 30, 2012 and December 31, 2011 by segment:
	June 30, 2012	December 31, 2011
Forged rolled rings and related components	$51,621,902	$51,930,395
Dyeing and finishing equipment	13,046,847	12,111,684
	$64,668,749	$64,042,079

Identifiable long-lived tangible assets at June 30, 2012 and December 31, 2011 by geographical location:
	June 30, 2012	December 31, 2011
China	$64,668,749	$64,042,079
United States	-	-
	$64,668,749	$64,042,079

 (a)   The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
NOTE 13 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the six months ended June 30, 2012 and 2011.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
Supplier	2012	2011
A	22%	*
B	20%	*
C	*	17%
D	18%	14%
E	*	12%
F	*	11%
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

As of June 30, 2012 and December 31, 2011, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at June 30, 2012 and December 31, 2011 were approximately $85,895,601 and $71,294,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On August 7, 2012, following the approval by the Company’s stockholders on July 20, 2012, the Company was converted from a Delaware corporation to a Nevada corporation.  In connection with the conversion, the shares of preferred stock that had been designated as series A convertible preferred stock ceased to be a separate series of preferred stock and because shares of preferred stock without designation as to series.  At the time of the conversion, there were no share of series A preferred stock outstanding and the Company had no obligation to issue any such shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Six Months Ended June 30,
	2012		2011
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$7,178	32.3%	$16,428	54.4%
Other industries	6,616	29.7%	5,696	18.9%
Total forged rolled rings and related components	13,794	62.0%	22,124	73.3%
Dyeing and finishing equipment	8,448	38.0%	8,051	26.7%
Total	$22,242	100.0%	$30,175	100.0%

	Three Months Ended June 30,
	2012		2011
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$4,641	36.2%	$6,246	49.5%
Other industries	3,568	27.8%	2,461	19.5%
Total forged rolled rings and related components	8,209	64.0%	8,707	69.0%
Dyeing and finishing equipment	4,624	36.0%	3,901	31.0%
Total	$12,833	100.0%	$12,608	100.0%

Through our forged rolled rings and other related products division, we supply the following:

●
We produce precision forged rolled rings and other forged components to the wind and other industries. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

●
Commencing in 2011, we manufactured and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the six months ended June 30, 2012, we generated revenue from the sale of solar industry related products of $264,565.  We had no revenue for these products in the first half of 2011.

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

Our revenue declined significantly for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, largely because of a decline in revenue during the first quarter of 2012 compared with the first quarter of 2011.  For the six months ended June 30, 2012, our revenue declined by 26.3% from the six months ended June 30, 2011, and for the three months ended June 30, 2012, our revenue increased 1.8% from the comparable period of 2011.  Our gross margin decreased from 25.2% to 20.6% for the six months ended June 30, 2012 from the comparable period of 2011, and from 24.2% to 21.0% for the three months ended June 30, 2012 from the three months ended June 30, 2011.  Our net income decreased 64.2% from the six months ended June 30, 2011 to the six months ended June 30, 2012, and 8.4% from the three months ended June 30, 2011 to the three months ended June 30, 2012.

The decline in our revenue for the six months ended June 30, 2012 was attributable to the decrease in revenue for forged rolled rings and related products for the wind power industry, which declined $9.3 million, or 56.3%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The six-month decline primarily reflected a decline is the first quarter of 2012, since the decrease in revenue for the three month period was approximately $0.5 million, or 5.6%.

We believe that the decline in our revenue of forged rolled rings and related products for the wind power industry reflects:

●	An apparent decline in the growth rate for the wind industry, following six years of growth during which the total installed capacity doubled each year.

●	Increased competition.

●
The effects of a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing both for owners of wind farms who require bank loans to purchase equipment and for potential purchasers of heavy equipment.

●	Decisions by turbine manufactures to establish vertically integrated operations, thus eliminating the need to purchase components from companies such as us.

Revenue from our dyeing segment increased in both the six and three months ended June 30, 2012 from the comparable period of 2011.  For the six month period, the increase was $0.4 million, or 4.9%, and for the three month period, the increase was $0.7 million, or 18.5%.  We believe that the increase reflects our marketing effort for our new air flow dyeing units, which use air instead of water which is used in the traditional dyeing process.  We believes that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions.  Although our revenue increased, our gross margins decreased from 21.1% for the six months ended June 30, 2011 to 20.1% for the six months ended June 30, 2012 and from 21.2% for the second quarter of 2011 to 20.4% for the second quarter of 2012.

The factors that affected our revenue, gross margin and net income during the first half of 2012 may affect our operations during the rest of 2012.  Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries.  Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

During the six months ended June 30, 2012, our inventory increased by approximately $1.6 million and our advance from customers was approximately $2.4 million at June 30, 2012.  This increase in inventory was attributable to an increase in steel inventory to secure steel pricing for anticipated forging orders, and an increase in inventory related to our solar products.  A significant portion of the inventory increase relates to products for our solar customer, for which we received advance payments.  At the request of the customer we have kept the products in our warehouse.  This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed.  Upon the completion of the sale, the advances from this customer will be recognized as revenues and our inventory will be reduced by the products sold. We expect to recognize he sale in the third quarter of 2012.

Raw materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 60% of our purchases of raw materials for the six months ended June 30, 2012.

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

The 2,201,582 shares of series A preferred stock were valued at the closing price of the underlying common stock on February 7, 2012 of $2.70 per share, and we recorded it as warrants modification expense of $197,408.

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

As a basis for estimating the likelihood of collection has been established, we consider a number of factors when determining reserves for uncollectable accounts.   We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the six months ended June 30, 2012 and 2011, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the six months ended June 30, 2012 and 2011 indicated as a percentage of net revenues (dollars in thousands):

	Six Months Ended June 30,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Revenues	$22,242	100.0%	$30,175	100.0%
Cost of revenues	17,665	79.4%	22,571	74.8%
Gross profit	4,577	20.6%	7,604	25.2%
Operating expenses	2,166	9.7%	2,282	7.6%
Income from operations	2,411	10.9%	5,322	17.6%
Other income (expenses)	(371)	(1.7)%	12	0.0%
Income before provision for income taxes	2,040	9.2%	5,334	17.7%
Provision for income taxes	666	3.0%	1,499	5.0%
Net income	1,374	6.2%	3,835	12.7%
Other comprehensive income:
Foreign currency translation adjustment	512	2.3%	1,491	4.9%
Comprehensive income	$1,886	8.5%	$5,326	17.7%

The following table sets forth the results of our operations for the three months ended June 30, 2012 and 2011 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Revenues	$12,833	100.0%	$12,608	100.0%
Cost of revenues	10,139	79.0%	9,557	75.8%
Gross profit	2,694	21.0%	3,051	24.2%
Operating expenses	1,126	8.8%	1,369	10.9%
Income from operations	1,568	12.2%	1,682	13.3%
Other income (expenses)	(62)	(0.5)%	34	0.3%
Income before provision for income taxes	1,506	11.7%	1,716	13.6%
Provision for income taxes	435	3.4%	546	4.3%
Net income	1,071	8.3%	1,170	9.3%
Other comprehensive income:
Foreign currency translation adjustment	60	0.5%	1,085	8.6%
Comprehensive income	$1,131	8.8%	$2,255	17.9%

The following table sets forth information as to the gross margin for our two business segments for the six months ended June 30, 2012 and 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
Revenues	$13,794	$8,448	$22,242	$22,124	$8,051	$30,175
Cost of revenues	$10,911	$6,754	$17,665	$16,222	$6,349	$22,571
Gross profit	$2,883	$1,694	$4,577	$5,902	$1,702	$7,604
Gross margin %	20.9%	20.1%	20.6%	26.7%	21.1%	25.2%

The following table sets forth information as to the gross margin for our two business segments for the three months ended June 30, 2012 and 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
Revenues	$8,209	$4,624	$12,833	$8,707	$3,901	$12,608
Cost of revenues	$6,460	$3,679	$10,139	$6,483	$3,074	$9,557
Gross profit	$1,749	$945	$2,694	$2,224	$827	$3,051
Gross margin %	21.3%	20.4%	21.0%	25.5%	21.2%	24.2%

Revenues

For the six months ended June 30, 2012, we had revenues of $22,242,000, as compared to revenues of $30,175,000 for the six months ended June 30, 2011, a decrease of approximately 26.3%. The decrease in revenue was attributable to the decrease in revenue from our forged rolled rings and related products for wind power industry, offset by the increase in revenue from our forged rolled rings and related products for other industries and the increase in revenue from dyeing segment, and was summarized as follows (dollars in thousands):

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	(Decrease) Increase	Percentage Change
Forged rolled rings and related products:
Wind power industry	$7,178	$16,428	$(9,250)	(56.3)%
Other industries	6,616	5,696	920	16.1%
Total forged rolled rings and related products	13,794	22,124	(8,330)	37.7%
Dyeing and finishing equipment	8,448	8,051	397	4.9%
Total revenues	$22,242	$30,175	$(7,933)	(26.3)%

For the three months ended June 30, 2012, we had revenues of $12,833,000, as compared to revenues of $12,608,000 for the three months ended June 30, 2011, an increase of approximately 1.8%. The increase in revenue was attributable to the increase in revenue from our forged rolled rings and related products for other industries and the increase in revenue from dyeing and finishing equipment segment, offset by the decrease in revenue from our forged rolled rings and related products for wind power industry, and was summarized as follows (dollars in thousands):

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	(Decrease) Increase	Percentage Change
Forged rolled rings and related products:
Wind power industry	$4,641	$6,246	$(1,605)	(25.7)%
Other industries	3,568	2,461	1,107	44.9%
Total forged rolled rings and related products	8,209	8,707	(498)	(5.7)%
Dyeing and finishing equipment	4,624	3,901	723	18.5%
Total revenues	$12,833	$12,608	$225	1.8%

Forged rolled rings and related products segment

Revenue from forging of rolled rings and related products totaled $13,794,000 for the six months ended June 30, 2012, with revenues of $7,178,000 from the wind power industry and revenues of $6,616,000 from other forging operations. Revenue from forging of rolled rings and related products totaled $8,209,000 for the three months ended June 30, 2012, with revenues of $4,641,000 from the wind power industry and revenues of $3,568,000 from other forging operations. Revenues from forging of rolled rings and related products totaled $22,124,000 for the six months ended June 30, 2011, with revenues from the wind power industry amounting to $16,428,000 and revenues from other forging operations amounting to $5,696,000. Revenues from forging of rolled rings and related products totaled $8,707,000 for the three months ended June 30, 2011, with revenues from the wind power industry amounting to $6,246,000 and revenues from other forging operations amounting to $2,461,000.

The decrease in revenue from forging of rolled rings and related products for wind power industry was primarily attributable to:

●
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

During the six months ended June 30, 2012, we sold approximately 4,199 metric tons of forged rolled rings and related products for wind power industry, as compared to 10,572 metric tons for the six months ended June 30, 2011, a decrease of 60.3%.  During the six months ended June 30, 2012, we increased our selling price for forged rolled rings and related products for wind power industry by approximately 10.0% as compared to the six months ended June 30, 2011.

●
Notwithstanding the Chinese government’s commitment to wind power development, the ability and willingness of manufacturing companies and wind power companies to purchase equipment was affected by a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing both for owners of wind farms who require bank loans to purchase equipment and for potential purchasers of heavy equipment.

●	Decisions by turbine manufactures to establish vertically integrated operations, thus eliminating the reducing the potential market for our wind power products.

●	The government of China cancelled a number of preferential policies for forged rolled rings and related products for wind power industry, such as government’s subsidies and tax rebates in 2012.

The demand for products such as ours which are used for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components for wind power industry will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our customers and potential customers for our products which has had an effect of lessening the demand for products such as ours.  To the extent that the demand for our forged rolled rings and related components for wind power industry continues to decline, our revenue and net income will continue to be affected.

The increase in revenue from forging of rolled rings and related products for other industries was primarily attributable to our increased sales efforts. During the six months ended June 30, 2012, we sold approximately 4,111 metric tons of forged rolled rings and related products for other industries, as compared to 3,392 metric tons for the six months ended June 30, 2011, an increase of 21.2%.  During the six months ended June 30, 2012, we decreased our selling price for our forged rolled rings and related products for other industries by approximately 7.8% as compared to the six months ended June 30, 2011.

In 2011, we began to manufacture and delivery test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  This equipment is being marketed and manufactured in our forged rolled rings segment. We are seeking to use our technical knowledge to manufacture and market solar components used in production of multi crystalline and mono crystalline silicon wafers.   Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For the six months ended June 30, 2012, we generated revenue from the sale of solar industry related products of $264,565.  We generated no revenues from these products in the six months ended June 30, 2011.

Dyeing and finishing equipment segment

The increase in revenue from the sale of dyeing and finishing equipment was primarily attributable to the effects of the preferential policies of the PRC local government to encourage the purchase of low-emission airflow dyeing machine which is a kind of environmental protection machine. During the second quarter of 2012, we have seen a steady increase in orders and we expect demand to remain steady.

Cost of revenues

For the six months ended June 30, 2012, cost of revenues was $17,665,000 as compared to $22,571,000 for the six months ended June 30, 2011, a decrease of $4,906,000, or 21.7%. Cost of revenues related to the manufacture of forged rolled rings and related products was $10,911,000 for the six months ended June 30, 2012 as compared to $16,222,000 for the six months ended June 30, 2011. Cost of revenues for the dyeing and finishing equipment segment was $6,754,000 for the six months ended June 30, 2012, as compared to $6,349,000 for the six months ended June 30, 2011.

For the three months ended June 30, 2012, cost of revenues was $10,139,000 as compared to $9,557,000 for the three months ended June 30, 2011, a decrease of $582,000, or 6.1%. Cost of revenues related to the manufacture of forged rolled rings and related products was $6,460,000 for the three months ended June 30, 2012 as compared to $6,483,000 for the three months ended June 30, 2011. Cost of revenues for the dyeing and finishing equipment segment was $3,679,000 for the three months ended June 30, 2012, as compared to $3,074,000 for the three months ended June 30, 2011.

Gross profit and gross margin

Our gross profit was $4,577,000 for the six months ended June 30, 2012 as compared to $7,604,000 for the six months ended June 30, 2011, representing gross margins of 20.6% and 25.2%, respectively. Our gross profit was $2,694,000 for the three months ended June 30, 2012 as compared to $3,051,000 for the three months ended June 30, 2011, representing gross margins of 21.0% and 24.2%, respectively.

Gross profit from forged rolled rings and related products segment was $2,883,000 for the six months ended June 30, 2012 as compared to $5,902,000 for the six months ended June 30, 2011, representing gross margins of approximately 20.9% and 26.7%, respectively. Gross profit from forged rolled rings and related products segment was $1,749,000 for the three months ended June 30, 2012 as compared to $2,224,000 for the three months ended June 30, 2011, representing gross margins of approximately 21.3% and 25.5%, respectively. The decrease in our gross margin for the forged rolled rings and related products segment was mainly attributed to a decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at lower production levels as well as price reductions which were made to secure additional business. We do not expect that we will be able to improve our gross margin from forged rolled rings and related products segment until we become more efficient and are able to produce larger quantities for inventory and revenues.  However, as long as we need to offer reduced prices in the face of competitive conditions, it will become increasing important to effect operating efficiencies even to maintain existing margins.

Gross profit for the dyeing and finishing equipment segment was $1,694,000 for the six months ended June 30, 2012 as compared to $1,702,000 for the six months ended June 30, 2011, representing gross margins of approximately 20.1% and 21.1%, respectively. Gross profit for the dyeing and finishing equipment segment was $945,000 for the three months ended June 30, 2012 as compared to $827,000 for the three months ended June 30, 2011, representing gross margins of approximately 20.4% and 21.2%, respectively. The decrease in our gross margin for the dyeing and finishing equipment segment was mainly attributable to the increase in labor cost.

Depreciation. Depreciation was $3,093,000 and $2,504,000 for the six months ended June 30, 2012 and 2011, respectively. Depreciation was $1,545,000 and $1,327,000 for the three months ended June 30, 2012 and 2011, respectively. Depreciation for the three and six months ended June 30, 2012 and 2011 is included in the following categories (dollars in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Inventories and cost of revenues	$2,344	$2,083	$1,171	$987
Operating expenses	749	421	374	340
Total	$3,093	$2,504	$1,545	$1,327

The increase in depreciation for inventories and cost of revenues is attributable to the increase in our depreciable production equipment.

During the six months ended June 30, 2012, we recorded depreciation expense related to ESR production equipment in operating expenses since we did not perform any production for ESR products in this period and, therefore, we did not use the equipment. During the first quarter of 2011, we recorded depreciation expense related to ESR production equipment in inventories and cost of revenues since we generated production activities for ESR products in that period. Since the second quarter of 2011, we recorded depreciation expense related to ESR production equipment in operating expenses because we did not perform any production for ESR products in these periods. Accordingly, for the six months ended June 30, 2012, depreciation included in operating expenses increased by approximately $328,000 as compared to the comparable period in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,418,000 for the six months ended June 30, 2012, as compared to $1,860,000 for the six months ended June 30, 2011, a decrease of $442,000 or approximately 23.8%. Selling, general and administrative expenses totaled $752,000 for the three months ended June 30, 2012, as compared to $1,029,000 for the three months ended June 30, 2011, a decrease of $277,000 or approximately 26.9%.

Selling, general and administrative expenses for the three and six months ended June 30, 2012 and 2011 consisted of the following (dollars in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Professional fees	$156	$186	$85	$125
Bad debt (recovery) expense	(47)	167	-	174
Payroll and related benefits	373	381	205	195
Travel and entertainment	91	127	41	54
Shipping	493	670	276	311
Other	352	329	145	170
Total	$1,418	$1,860	$752	$1,029

●
Professional fees for the six months ended June 30, 2012 decreased by $30,000, or 16.1%, as compared to the six months ended June 30, 2011. The decrease was primarily attributable to a decrease in accounting fees of approximately $19,000 and a decrease in fees paid for investor relations of approximately $16,000, offset by an increase in other miscellaneous service fees of approximately $5,000. Professional fees for the three months ended June 30, 2012 decreased by $40,000, or 32.0%, as compared to the three months ended June 30, 2011. The decrease was primarily attributable to a decrease in accounting fees of approximately $11,000 and a decrease in fees paid for investor relations of approximately $31,000, offset by an increase in other miscellaneous service fees of approximately $2,000.

●
For the six months ended June 30, 2012, we had bad debt recovery of approximately $47,000, while, for the six months ended June 30, 2011, we had bad debt expense of approximately $167,000. For the three months ended June 30, 2012, we did not had any bad debt expense, while, for the three months ended June 30, 2011, we had bad debt expense of $174,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●
Payroll and related benefits decreased for the six months ended June 30, 2012 by $8,000, or 2.1%, as compared to the six months ended June 30, 2011. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $75,000 which reflected a drop in our average stock price used to value shares issued as compensation during the six months ended June 30, 2012 as compared to the comparable period in 2011, offset by an increase in compensation and related benefits of approximately $67,000 in our forged rolled rings and related products segment and dyeing and finishing equipment segment resulting from increased salaries paid to management. Payroll and related benefits decreased for the three months ended June 30, 2012 by $10,000, or 5.1%, as compared to the three months ended June 30, 2011. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $14,000 which reflected a drop in our average stock price used to value shares issued as compensation during the second quarter of 2012 as compared to the corresponding period in 2011, offset by an increase in compensation and related benefits of approximately $4,000 in our forged rolled rings and related products segment and dyeing and finishing equipment segment resulting from increased salaries paid to management.

●
Travel and entertainment expense for the six months ended June 30, 2012 decreased by $36,000, or 28.3%, as compared to the six months ended June 30, 2011. Travel and entertainment expense for the three months ended June 30, 2012 decreased by $13,000, or 24.1%, as compared to the three months ended June 30, 2011. The decrease for the periods shown is primarily related to the decrease in travel for investor road shows and conferences.

●
Shipping expense for the six months ended June 30, 2012 decreased by $177,000, or 26.4%, as compared to the six months ended June 30, 2011. The decrease was primarily attributable to the decrease in our revenues during the first half of 2012 as compared to the first half of 2011. Shipping expense for the three months ended June 30, 2012 decreased by $35,000, or 11.3%, as compared to the three months ended June 30, 2011. We did not pay any shipping fee for solar industry related products in the second quarter of 2012, therefore, the shipping expense for the second quarter of 2012 decreased as compared to the corresponding period of 2011.

●
Other selling, general and administrative expenses for the six months ended June 30, 2012 increased by $23,000, or 7.0% as compared to the six months ended June 30, 2011. The increase was primarily attributable to the payment of Delaware franchise taxes in March 2012 of approximately $67,000 for fiscal year of 2011 and fiscal year of 2010, offset by a decrease in other miscellaneous items of approximately $44,000. Other selling, general and administrative expenses for the three months ended June 30, 2012 decreased by $25,000, or 14.7% as compared to the three months ended June 30, 2011, which reflected stricter control on corporation spending.

Income from operations. For the six months ended June 30, 2012, income from operations amounted to $2,411,000, as compared to $5,322,000 for the six months ended June 30, 2011, a decrease of $2,911,000 or 54.7%, as a result of the factors described above. For the three months ended June 30, 2012, income from operations amounted to $1,568,000, as compared to $1,682,000 for the three months ended June 30, 2011, a decrease of $114,000 or 6.7% as a result of the factors described above.

Other income (expense). Other income (expense) includes interest expense, nominal foreign currency transaction gain or losses, warrants modification expense, nominal interest income and other income. For the six months ended June 30, 2012, total other expense amounted to $371,000 as compared to total other income of $12,000 for the six months ended June 30, 2011, an increase of $383,000. The increase was primarily attributable to the warrant modification expense of approximately $235,000, as well as an increase in interest expense of approximately $98,000 attributable to an increase in debt and capital lease obligations and a decrease in other income of approximately $64,000.  For the three months ended June 30, 2012, total other expense amounted to $62,000 as compared to total other income of $34,000 for the three months ended June 30, 2011, an increase of $96,000. The increase was primarily attributable to an increase in interest expense of approximately $38,000 attributable to an increase in debt and capital lease obligations and a decrease in other income of approximately $62,000.

Income tax expense. Income tax expense was $666,000 for the six months ended June 30, 2012, as compared to $1,499,000 for the six months ended June 30, 2011, a decrease of $833,000, or 55.6%, The decrease in income tax expense was attributable to the decrease in taxable income generated by our operating entities. Income tax expense was $435,000 for the three months ended June 30, 2012, as compared to $546,000 for the three months ended June 30, 2011, a decrease of $111,000, or 20.3%, The decrease in income tax expense was attributable to the decrease in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $1,374,000, or $0.58 per share (basic) and $0.53 per share (diluted), for the six months ended June 30, 2012, as compared with $3,835,000, or $2.01 per share (basic) and $1.51 per share (diluted) for the six months ended June 30, 2011, a decrease of $2,461,000 or 64.2%. As a result of the foregoing, our net income was $1,071,000, or $0.42 per share (basic) and $0.40 per share (diluted), for the three months ended June 30, 2012, as compared with $1,170,000, or $0.61 per share (basic) and $0.47 per share (diluted) for the three months ended June 30, 2011, a decrease of $99,000 or 8.4%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $512,000 for the six months ended June 30, 2012, as compared to $1,491,000 for the six months ended June 30, 2011. We reported a foreign currency translation gain of $60,000 for the three months ended June 30, 2012, as compared to $1,085,000 for the three months ended June 30, 2011. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the six months ended June 30, 2012 of $1,886,000, compared to $5,326,000 for the six months ended June 30, 2011. We had comprehensive income for the three months ended June 30, 2012 of $1,131,000, compared to $2,255,000 for the three months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2012 and December 31, 2011, we had cash balances of $1,307,312 and $1,152,607, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	June 30, 2012		December 31, 2011
United States	$75	5.8%	$288	25.0%
China	1,232	94.2%	865	75.0%
Total cash and cash equivalents	$1,307	100.0%	$1,153	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to June 30, 2012 (dollars in thousands):

			December 31, 2011 to June 30, 2012
	2012	2011	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,307	$1,153	$154	13.4%
Restricted cash	285	314	(29)	(9.4)%
Notes receivable	47	54	(7)	(11.1)%
Accounts receivable, net	8,012	7,088	924	13.0%
Inventories, net of reserve for obsolete inventory	5,912	4,276	1,636	38.2%
Advances to suppliers	1,601	219	1,382	630.1%
Prepaid value-added taxes on purchase	609	1,512	(903)	(59.7)%
Prepaid expenses and other current assets	199	111	88	80.0%
Current liabilities:
Short-term bank loans	2,690	2,357	333	14.1%
Bank acceptance notes payable	285	314	(29)	(9.4)%
Accounts payable	4,843	4,997	(154)	(3.1)%
Accrued expenses	948	772	176	22.9%
Capital lease obligations – current portion	248	245	3	1.3%
Advances from customers	2,394	1,167	1,227	105.2%
VAT and service taxes payable	55	-	55	100.0%
Income taxes payable	484	592	(108)	(18.2)%
Working capital:
Total current assets	$17,972	$14,727	$3,245	22.0%
Total current liabilities	11,947	10,444	1,503	14.4%
Working capital:	$6,025	$4,283	$1,742	40.7%

Our working capital increased $1,742,000 to $6,025,000 at June 30, 2012 from working capital of $4,283,000 at December 31, 2011. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately 154,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $924,000, an increase in inventories, net of reserve for obsolete inventory, of approximately $1,636,000, an increase in advances to suppliers of approximately $1,382,000, a decrease in accounts payable of approximately $154,000, a decrease in income taxes payable of approximately $108,000, offset by a decrease in prepaid VAT on purchases of approximately $903,000, an increase in short-term bank loans of approximately $333,000, an increase in accrued expenses of approximately $176,000, an increase in advances from customers of approximately $1,227,000.

Net cash flow provided by operating activities was $3,024,000 for the six months ended June 30, 2012 as compared to $4,461,000 for the six months ended June 30, 2011, a decrease of $1,437,000, of which $2,461,000 reflected the decline in net income for the six months ended June 30, 2012 as compared to the comparable 2011 period. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheet.

●
Net cash flow provided by operating activities for the six months ended June 30, 2012 primarily reflected net income of $1,374,000 adjusted for non-cash items primarily consisting of depreciation of $3,093,000, warrant modification expense of $235,000, and changes in operating assets and liabilities primarily consisting of a decrease in  prepaid value-added taxes on purchases of approximately $913,000, an increase in advances from customers of approximately $1,218,000 related to new orders, offset primarily by an increase in accounts receivable of $826,000, an increase in inventories of approximately $1,604,000 and an increase in advances to suppliers of approximately $1,379,000 to secure favorable raw material pricing.

●
Net cash flow provided by operating activities for the six months ended June 30, 2011 primarily reflected net income of $3,835,000, also reflected the add-back of non-cash items, such as depreciation of $2,504,000 and stock-based compensation expense of $215,000, a decrease in accounts receivable of $1,439,000 due to both the collection old balances and the a decrease in sales, a decrease in prepaid value-added taxes on purchases of $752,000, an increase in accrued expenses of $438,000, and an increase in advances from customers of $1,139,000 related to new orders, offset by an increase in inventories of $706,000, an increase in advances to suppliers of $1,610,000 to secure favorable raw material pricing, a decrease in accounts payable of $2,839,000 and a decrease in income taxes payable of $606,000.

Net cash flow used in investing activities reflects the purchase of property and equipment of $3,263,000 for the six months ended June 30, 2012 as compared to $4,796,000 for the six months ended June 30, 2011.

Net cash flow provided by financing activities was $387,000 for the six months ended June 30, 2012 as compared to net cash flow provided by financing activities $983,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012, we received proceeds from bank loans of $2,213,000, proceeds from decrease in restricted cash of $32,000, and proceeds from exercise of warrants of $198,000, offset by the repayment of bank loans of $1,897,000, repayments of principal on capital lease obligations of $127,000 and decrease in bank acceptance notes payable of $32,000. During the six months ended June 30, 2011, we received proceeds from bank loans of $1,833,000, proceeds from the sale of common stock of $125,000, and proceeds from the exercise of common stock warrants of $400,000 offset by the repayment of bank loans of $1,374,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2012 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,690	$2,690	$-	$-	$-
Capital lease obligations (2)	503	248	255	-	-

Total	$3,193	$2,938	$255	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	Capital lease obligations include the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the six months ended June 30, 2012, we had unrealized foreign currency translation gain of $511,640, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  As a result, we have not been able to take steps to improve our internal controls over financial reporting during the six months ended June 30, 2012.  However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2012, the Company issued 287,189 shares of common stock upon the conversion of 8,615,670 shares of series A preferred stock. The issuance of such shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

During the second quarter of 2012, the Company issued 73,386 shares of its common stock upon the exercise of warrants, for which the Company received cash proceeds of $198,142.  The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act.  The purchase was an accredited investor who acquired the shares for its account.  The certificates for the shares bear a restricted stock legend.

No underwriting or brokerage fees or commissions were paid in connection with the foregoing issuances.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	RL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 14, 2012	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: August 14, 2012	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer
and Principal Accounting Officer