Form 10-Q/A
period 2012-06-30
Cleantech Solutions International, Inc.,
filed 2012-08-23
CIK 819926

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

EXPLANATORY NOTE

Cleantech Solutions International, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was originally filed on August 14, 2012 (the “Form 10-Q”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 speaks as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the Form 10-Q filing date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1*	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	RL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*            These exhibits were previously included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

**          Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 23, 2012	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and Principal Executive Officer

Date: August 23, 2012	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and Principal Accounting Officer