Form 10-Q
period 2012-09-30
Cleantech Solutions International, Inc.,
filed 2012-11-13
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  2,667,017 shares of common stock are issued and outstanding as of November 13, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2012

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$955,405	$1,152,607
Restricted cash	-	314,233
Notes receivable	165,772	53,420
Accounts receivable, net of allowance for doubtful accounts	10,533,490	7,087,958
Inventories, net of reserve for obsolete inventory	6,220,634	4,276,090
Advances to suppliers	847,216	219,347
Prepaid VAT on purchases	675,448	1,512,213
Prepaid expenses and other	179,826	110,670

Total Current Assets	19,577,791	14,726,538

PROPERTY AND EQUIPMENT - net	65,965,819	64,042,079

OTHER ASSETS:
Land use rights, net	3,769,058	3,820,536

Total Assets	$89,312,668	$82,589,153

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,683,928	$2,356,749
Bank acceptance notes payable	-	314,233
Accounts payable	6,329,876	4,997,109
Accrued expenses	725,423	771,597

Capital lease obligations- current portion	249,597	244,747
Advances from customers	1,840,352	1,166,942
Income taxes payable	884,003	592,202

Total Current Liabilities	12,713,179	10,443,579

OTHER LIABILITIES:
Capital lease obligations - net of current portion	174,123	381,235

Total Liabilities	12,887,302	10,824,814

STOCKHOLDERS' EQUITY:
Preferred stock $0.001 par value (30,000,000 shares authorized, all of which were designated as series A convertible preferred, 0 and 10,995,807 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	-	10,996
Common stock ($0.001 par value; 50,000,000 shares authorized; 2,667,017 and 2,101,849 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	2,667	2,102
Additional paid-in capital	28,089,776	27,489,600
Retained earnings	38,128,307	34,618,341
Statutory reserve	2,283,852	2,064,551
Accumulated other comprehensive gain - foreign currency translation adjustment	7,920,764	7,578,749

Total Stockholders' Equity	76,425,366	71,764,339

Total Liabilities and Stockholders' Equity	$89,312,668	$82,589,153

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

`	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$17,343,723	$11,676,696	$39,585,815	$41,851,257

COST OF REVENUES	13,024,265	9,046,015	30,689,436	31,617,025

GROSS PROFIT	4,319,458	2,630,681	8,896,379	10,234,232

OPERATING EXPENSES:
Depreciation	373,896	84,531	1,122,432	505,326
Selling, general and administrative	739,386	913,198	2,157,053	2,773,694

Total Operating Expenses	1,113,282	997,729	3,279,485	3,279,020

INCOME FROM OPERATIONS	3,206,176	1,632,952	5,616,894	6,955,212

OTHER INCOME (EXPENSE):
Interest income	5,069	110	10,919	940
Interest expense	(84,289)	(60,452)	(244,685)	(122,980)
Foreign currency gain (loss)	1,251	(1,476)	6,642	(4,817)
Warrants modification expense	-	-	(235,133)	-
Other income	51,523	14,266	64,803	91,379

Total Other Income (Expense)	(26,446)	(47,552)	(397,454)	(35,478)

INCOME BEFORE INCOME TAXES	3,179,730	1,585,400	5,219,440	6,919,734

INCOME TAXES	824,628	450,410	1,490,173	1,949,625

NET INCOME	$2,355,102	$1,134,990	$3,729,267	$4,970,109

COMPREHENSIVE INCOME:
NET INCOME	$2,355,102	$1,134,990	$3,729,267	$4,970,109

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation (loss) gain	(169,625)	655,213	342,015	2,145,996

COMPREHENSIVE INCOME	$2,185,477	$1,790,203	$4,071,282	$7,116,105

NET INCOME PER COMMON SHARE:
Basic	$0.88	$0.57	$1.51	$2.57
Diluted	$0.88	$0.46	$1.42	$1.98

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,667,017	1,997,674	2,469,818	1,937,028
Diluted	2,667,017	2,462,159	2,617,798	2,512,637

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,729,267	$4,970,109
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,719,769	3,651,168
Amortization of land use rights	70,068	68,145
(Decrease) increase in allowance for doubtful accounts	(46,616)	389,120
Warrants modification expense	235,133	-
Stock-based compensation expense	129,030	282,259
Changes in assets and liabilities:
Notes receivable	(112,209)	(96,409)
Accounts receivable	(3,368,092)	(70,783)
Inventories	(1,925,810)	(1,935,112)
Prepaid value-added taxes on purchases	844,969	814,967
Prepaid and other current assets	(41,315)	(48,340)
Advances to suppliers	(627,455)	(495,317)
Accounts payable	1,310,123	(2,741,480)
Accrued expenses	(49,578)	58,098
VAT and service taxes payable	-	(82,941)
Income taxes payable	289,230	(712,490)
Advances from customers	668,446	1,839,882

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,824,960	5,890,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for deposit on equipment	-	(768,520)
Purchase of property and equipment	(6,334,776)	(6,413,874)

NET CASH USED IN INVESTING ACTIVITIES	(6,334,776)	(7,182,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(205,509)	(143,545)
Proceeds from bank loans	2,686,706	2,612,969
Repayment of bank loans	(2,370,623)	(2,151,857)
Decrease (increase) in restricted cash	316,083	(461,112)
(Decrease) increase in bank acceptance notes payable	(316,083)	461,112
Proceeds from sale of common stock	-	125,000
Proceeds from exercise of warrants	198,142	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	308,716	842,567

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	3,898	20,048

NET DECREASE IN CASH AND CASH EQUIVALENTS	(197,202)	(428,903)

CASH AND CASH EQUIVALENTS - beginning of period	1,152,607	947,177

CASH AND CASH EQUIVALENTS - end of period	$955,405	$518,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$244,685	$122,980
Income taxes	$1,200,944	$2,662,115

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Security deposit and leased property in exchange for capital lease obligations	$-	$795,022
Series A preferred converted to common shares	$13,198	$3,536
Common stock issued for future service	$27,440	$63,576

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2012 and 2011 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and warrants modification expense.

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
SEPTEMBER 30, 2012

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk (continued)

At September 30, 2012 and December 31, 2011, the Company’s cash balances by geographic area were as follows:

	September 30, 2012		December 31, 2011
Country:
United States	$138,786	14.5%	$288,090	25.0%
China	816,619	85.5%	864,517	75.0%
Total cash and cash equivalents	$955,405	100.0%	$1,152,607	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable to the bank.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $165,772 and $53,420 at September 30, 2012 and December 31, 2011, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,584,732 and $2,618,608, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $173,393 and $172,557 at September 30, 2012 and December 31, 2011, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $847,216 and $219,347 as of September 30, 2012 and December 31, 2011, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2012 and 2011.

Advances from customers

Advances from customers at September 30, 2012 and December 31, 2011 amounted to $1,840,352 and $1,166,942, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.  For the nine months ended September 30, 2012 and 2011, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $803,951 and $933,465 for the nine months ended September 30, 2012 and 2011, respectively. Shipping costs totaled $311,275 and $262,747 for the three months ended September 30, 2012 and 2011, respectively.

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
SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and was not material.

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2012 and 2011, research and development costs were not material.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2012 and 2011 was $3,898 and $20,048, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2012 and December 31, 2011 were translated at 6.3340 RMB to $1.00 and at 6.36470 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2012 and 2011 were 6.32745 RMB and 6.50601 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reverse stock split

The Company effected a one-for-ten reverse stock split on March 6, 2012.  All share and per share information has been retroactively adjusted to reflect this reverse stock split.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,355,102	$1,134,990	$3,729,267	$4,970,109

Weighted average common stock outstanding - basic	2,667,017	1,997,674	2,469,818	1,937,028
Effect of dilutive securities:
Series A convertible preferred stock	-	464,485	137,783	508,857
Warrants	-	-	10,197	66,752
Weighted average common stock outstanding - diluted	2,667,017	2,462,159	2,617,798	2,512,637

Net income per common share - basic	$0.88	$0.57	$1.51	$2.57
Net income per common share - diluted	$0.88	$0.46	$1.42	$1.98

The Company’s aggregate common stock equivalents at September 30, 2012 and December 31, 2011 include the following:

	September 30, 2012	December 31, 2011
Warrants	-	220,158
Series A convertible preferred stock	-	366,527
Total	-	586,685

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30 2012 and December 31, 2011, accounts receivable consisted of the following:

	September 30, 2012	December 31, 2011
Accounts receivable	$13,118,222	$9,706,566
Less: allowance for doubtful accounts	(2,584,732)	(2,618,608)
	$10,533,490	$7,087,958

NOTE 3 - INVENTORIES

At September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$1,861,015	$1,514,928
Work in process	2,363,824	1,441,231
Finished goods	2,169,188	1,492,488
	6,394,027	4,448,647
Less: reserve for obsolete inventory	(173,393)	(172,557)
	$6,220,634	$4,276,090

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	September 30, 2012	December 31, 2011
Office equipment and furniture	5 Years	$220,447	$215,145
Manufacturing equipment	5 – 10 Years	64,252,326	57,347,726
Vehicles	5 Years	124,813	124,211
Construction in progress	-	26,679	330,730
Building and building improvements	20 Years	20,726,857	20,623,919
		85,351,122	78,641,731
Less: accumulated depreciation		(19,385,303)	(14,599,652)
		$65,965,819	$64,042,079

For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $4,719,769 and $3,651,168, respectively, of which $3,597,337 and $3,145,842, respectively, is included in inventory and cost of revenues and the remainder is included in general and administrative expenses. For the three months ended September 30, 2012 and 2011, depreciation expense amounted to $1,627,258 and $1,147,409, respectively, of which $1,253,362 and $1,062,878, respectively, is included in inventory and cost of revenues and the remainder is included in general and administrative expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the nine months ended September 30, 2012 and 2011, amortization of land use rights amounted to $70,068 and $68,145, respectively. For the three months ended September 30, 2012 and 2011, amortization of land use rights amounted to $23,341 and $23,007, respectively. At September 30, 2012 and December 31, 2011, land use rights consisted of the following:

	Useful Life	September 30, 2012	December 31, 2011
Land use rights	45 - 50 years	$4,262,835	$4,242,273
Less: accumulated amortization		(493,777)	(421,737)
		$3,769,058	$3,820,536

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:
2013	$93,328
2014	93,328
2015	93,328
2016	93,328
2017	93,328
Thereafter	3,302,418
$3,769,058

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At September 30, 2012 and December 31, 2011, short-term bank loans consisted of the following:

	September 30, 2012	December 31, 2011
Loan from Agricultural and Commercial Bank, due on March 30, 2012 with annual interest at December 31, 2011 of 7.88%, secured by certain assets of the Company and repaid on due date.	$-	$628,466

Loan from China Merchants Bank, due on May 20, 2012 with annual interest rate of 6.73% at March 31, 2012 and December 31, 2011, respectively, and repaid on due date.	-	471,350

Loan from China Merchants Bank, due on November 17, 2012 with annual interest rate being adjusted quarterly based on 130% of People’s Bank of China’s base rate.	473,634	-

Loan from Agricultural and Commercial Bank, due on October 10, 2012 with annual interest rate of 5.75%, secured by certain assets of the Company and repaid on August 22, 2012.	-	471,350

Loan from Agricultural and Commercial Bank, due on August 26, 2013 with annual interest rate of 5.75% at September 30, 2012, secured by certain assets of the Company.	473,634	-

Loan from Bank of Communications, due on May 14, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate, and repaid on due date.	-	471,350

Loan from Bank of Communications, due on November 14, 2012 with annual interest rate of 7.32% at September 30, 2012.	473,634	-

Loan from Bank of Communications, due on May 23, 2012 with annual interest rate being adjusted quarterly based on 120% of People’s Bank of China’s base rate, and repaid on due date.	-	314,233

Loan from Bank of Communications, due on November 21, 2012 with annual interest rate of 7.32% at September 30, 2012.	315,757	-

Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at September 30, 2012 and secured by certain assets of the Company.	947,269	-

Total short-term bank loans	$2,683,928	$2,356,749

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 7 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At September 30, 2012 and December 31, 2011, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2012	December 31, 2011
Agricultural and Commercial Bank, non-interest bearing, due and paid on January 15, 2012, collateralized by 100% of restricted cash deposited.	$-	$314,233

Total	$-	$314,233

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

Twelve-month periods ending September 30,	Amount
2013	$379,104
2014	233,133
Total minimum lease payments	612,237
Less: amount representing interest	(81,355)
Less: security deposit due	(107,162)
Present value of net minimum lease payment	423,720
Less: current portion	(249,597)
Long-term portion	$174,123

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
SEPTEMBER 30, 2012

NOTE 10– STOCKHOLDERS’ EQUITY

(a)        Preferred stock issued for warrants modification

On February 7, 2012, in an effort to induce its warrant holder to exercise their warrants, the Company signed an agreement with Barron Partners LP (“Barron”), pursuant to which Barron, as the holder of warrants to purchase 55,158 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of the Company’s series A preferred stock which are convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Company’s common stock at $2.70 per common share, with the proceeds from the exercise of the warrants being used to pay expenses incurred by the Company in connection with its public company expenses. In connection with the warrant modification, the Company valued the 2,201,582 series A preferred shares issued at fair market value on the date of grant of $197,408 based on the 73,386 common shares issuable upon conversion of the series A preferred stock multiplied by the quoted trading price of the common stock on the grant date of $2.70 per share.  In connection with the transaction, on February 7, 2012, the Company revalued the fair market value of the original warrants by using the Black-Scholes option-pricing model.    The total fair market value of the original warrants was estimated to be $52,896 on February 7, 2012. The fair market value of the newly issued exchanged warrants was estimated to be $90,621 using the Black-Scholes option-pricing model.  In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used:  stock price of $2.70; expected dividend yield 0%; risk-free interest rate of 0.15%; volatility of 139.58% and an expected term of 0.77 year. The Company recorded the difference between the fair market value of original warrants of $52,896 and the fair market value of exchanged warrants of $90,621 which amounted to $37,725 as a warrants modification expense with a corresponding credit of additional paid-in capital.  Accordingly, for the nine months ended September 30, 2012, the Company recorded an aggregate warrant modification expense of $235,133 on the accompanying consolidated statement of income. For the three months ended September 30, 2012, the Company did not record any warrant modification expense.

(b)        Common stock issued for services

During the nine months ended September 30, 2012, the Company issued a total of 51,450 shares of common stock pursuant to its 2010 long-term incentive plan, of which 250 shares were issued to a director, 10,000 shares were issued to the chief executive officers and 41,200 shares were issued to other employees and consultants.  The shares were valued at the fair market value on the date of grant. During the nine months ended September 30, 2012, the Company record stock-based compensation of $129,030 and prepaid expense of $27,440, which is being amortized over the balance of 2012.

(c)        Common stock issued for preferred share conversions

During the nine months ended September 30, 2012, the Company issued 439,912 shares of common stock upon the conversion of 13,197,389 shares of series A preferred stock. As of September 30, 2012, the Company had no series A preferred stock outstanding.

(d)        Common stock issued on exercise of warrants

During the nine months ended September 30, 2012, the Company issued 73,386 shares of its common stock upon the exercise of warrants, for which the Company received cash proceeds of $198,142.  At September 30, 2012, there were no warrants outstanding.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 10– STOCKHOLDERS’ EQUITY (continued)

Warrant activity for the nine months ended September 30, 2012 was summarized as follows:

	Nine Months Ended September 30, 2012
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	220,158	$15.73
Granted	73,386	2.70
Exercised	(73,386)	(2.70)
Cancelled	(220,158)	(15.73)
Balance at September 30, 2012	-	$-
Warrants exercisable at September 30, 2012	-	$-

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

For the nine months ended September 30, 2012, statutory reserve activity is as follows:

	Dyeing	Electric	Wuxi Fulland	Total
Balance – December 31, 2011	$72,407	$1,168,796	$823,348	$2,064,551
Addition to statutory reserves	-	-	219,301	219,301
Balance – September 30, 2012	$72,407	$1,168,796	$1,042,649	$2,283,852

NOTE 12 - SEGMENT INFORMATION

For the three and nine months ended September 30, 2012 and 2011, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.  All of the Company’s operations are conducted in the PRC.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 12 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Forged rolled rings and related components	$9,826,210	$7,608,796	$23,619,875	$29,733,041
Dyeing and finishing equipment	7,517,513	4,067,900	15,965,940	12,118,216
	17,343,723	11,676,696	39,585,815	41,851,257
Depreciation:
Forged rolled rings and related components	1,261,991	879,966	3,694,696	2,986,138
Dyeing and finishing equipment	365,267	267,443	1,025,073	665,030
	1,627,258	1,147,409	4,719,769	3,651,168
Interest expense:
Forged rolled rings and related components	66,494	60,452	196,690	122,980
Dyeing and finishing equipment	17,795	-	47,995	-
	84,289	60,452	244,685	122,980
Net income (loss):
Forged rolled rings and related components	1,270,837	838,628	2,347,542	4,329,039
Dyeing and finishing equipment	1,201,156	463,156	2,117,296	1,292,804
Other (a)	(116,891)	(166,794)	(735,571)	(651,734)
	$2,355,102	$1,134,990	$3,729,267	$4,970,109

Identifiable long-lived tangible assets at September 30, 2012 and December 31, 2011 by segment:
	September 30, 2012	December 31, 2011
Forged rolled rings and related components	$51,194,448	$51,930,395
Dyeing and finishing equipment	14,771,371	12,111,684
	$65,965,819	$64,042,079

Identifiable long-lived tangible assets at September 30, 2012 and December 31, 2011 by geographical location:
	September 30, 2012	December 31, 2011
China	$65,965,819	$64,042,079
United States	-	-
	$65,965,819	$64,042,079

 (a)        The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 13 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the nine months ended September 30, 2012 and 2011.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
Supplier	2012	2011
A	17%	*
B	11%	*
C	14%	13%
D	*	13%
E	*	12%
F	*	11%
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

As of September 30, 2012 and December 31, 2011, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at September 30, 2012 and December 31, 2011 were approximately $76,101,000 and $71,294,000, respectively.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Nine Months Ended September 30,
	2012		2011
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$10,391	26.2%	$20,918	50.0%
Other industries	13,229	33.5%	8,815	21.0%
Total forged rolled rings and related components	23,620	59.7%	29,733	71.0%
Dyeing and finishing equipment	15,966	40.3%	12,118	29.0%
Total	$39,586	100.0%	$41,851	100.0%

	Three Months Ended September 30,
	2012		2011
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$3,213	18.5%	$4,490	38.5%
Other industries	6,613	38.2%	3,119	26.7%
Total forged rolled rings and related components	9,826	56.7%	7,609	65.2%
Dyeing and finishing equipment	7,518	43.3%	4,068	34.8%
Total	$17,344	100.0%	$11,677	100.0%

As discussed in further detail below in Results of Operations, our consolidated revenues declined by 5.4% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. For the three months ended September 30, 2012, our revenue increased 48.5% from the comparable period of 2011.  For the nine months ended September 30, 2012 our gross margin decreased from 24.5% to 22.5% from the comparable period of 2011, while, our gross margin increased from 22.5% to 24.9% for the three months ended September 30, 2012 from the three months ended September 30, 2011.  Our net income decreased 25.0% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, but our net income increased 107.5% from the third quarter of 2011 to the third quarter of 2012.

Industry Outlook

Forged Rolled Rings And Other Related Products Division

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

●
Commencing in 2011, we began to manufacture and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.   For the nine months ended September 30, 2012 and 2011, we generated revenue from the sale of solar industry related products of approximately $409,000 and $126,000, respectively.

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

Chinese wind power developers posted worse-than-expected results for the first half of 2012, with grid operators increasingly reluctant to distribute the costly and unpredictable source of power amid a sharp economic downturn. China aims to expand its installed wind power generating capacity to 100 gigawatts (GW) by 2015 and to 200 GW by 2020. The country currently has 62 GW of capacity. Beijing would force grid operators to buy wind power representing 5 to 15 percent of their total offtake, depending on locations, Xie Changjun, president of Longyuan, the world's second-largest wind power developer, said this month. The quota system should underpin long-term demand for renewable energy like wind-generated electricity, but the earnings outlook for wind power developers will remain obscure for the next few years, people in the industry say. Grid construction has so far not kept up with the rise in wind power capacity. In the absence of high-voltage lines, grid firms are unable to absorb all the wind power under their local networks.

In contrast, according to an article published by Greenpeace East Asia on September 19. 2012, in its latest edition, “China Wind Power Outlook 2012”, a report that presents a joint assessment and analysis of the wind power sector in China in 2011, including a reading of most recent policy trends made by Greenpeace, the Chinese Renewable Energy Industries Association (CREIA), and the Global Wind Energy Council (GWEC), as well as an outlook for the sector’s future development, this annual industry analysis highlights an encouraging trend in the development of the sector. In 2011, apart from the “old market” – namely the Northern, Northeastern and Northwestern areas of China (or the “Sanbei” region) that are rich in wind resources but weak on consumption power, wind power in China saw the emergence of a new market with huge potential. The overwhelming majority of accumulated and added installment is now still focused on these regions. However, due to the long distance between the power stations and major power user markets, they continue to be plagued by grid connectivity and curtailment problems. In the meantime, a new wind power market located closer to power consumers in the central and eastern provinces has steadily become a vigorous, if not prominent, market in 2011.

We believe that this market expansion will continue into 2012. The key issues for the wind power sector in 2012 will be how to break the intrinsic restrictions on the traditional market and how to take the next step in promoting the emerging markets in eastern and central China. In 2011, China added 17.63 GW of newly installed wind power capacity, slightly less than 2010 (18.93 GW). Total installed wind capacity reached 62.36 GW. After years of rapid growth, China’s wind power market is now entering a period marked by stable growth, but it is still the global leader in terms of total installed capacity.

In 2011 China’s wind energy sector generated 71.5 billion kilowatt hours, or 1.5% of the national total electricity output. Looking at its environmental benefits, wind power has a clear advantage: every 1 kWh generated saves 320 grams of standard coal being burned. That means in 2011 China’s wind power sector saved more than 22 million tons of coal from being burned, in total, reducing sulfur dioxide emissions by 360,000 tons, and carbon dioxide emissions by about 70 million tons. Assuming that the average Chinese household uses 1,500 kWh of electricity every year, China’s wind power sector met the electricity demands of over 47 million households in 2011.

Among all the renewable energies, wind power is at a mature stage in terms of the technology and possesses the best prospects for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall. We believe that wind power will see its share of China’s national energy mix gradually increase.

The decline in our consolidated revenues for the nine months ended September 30, 2012 was attributable to the decrease in revenue for forged rolled rings and related products for the wind power industry, which declined $10.5 million, or 50.3%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  We believe that the decline in our revenue of forged rolled rings and related products for the wind power industry reflects:

●	An apparent decline in the growth rate for the wind industry, following six years of growth.
●	Increased competition among Chinese turbine makers and related parts manufacturers.
●
The effects of a 2011 decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing both for owners of wind farms who require bank loans to purchase equipment and for potential purchasers of heavy equipment.

●	Decisions by turbine manufactures to establish vertically integrated operations, thus eliminating the need to purchase components from outside companies such as us.
●
A decrease in the installation of windmills due the China’s curbing of construction on land resulting in part from the situation where power-delivery grids for wind power have not matched the significant growth of wind energy in recent years.

Dyeing and Finishing Segment

Revenue from our dyeing segment increased in both the nine and three months ended September 30, 2012 from the comparable periods of 2011.  For the nine-month period, the increase was $3.8 million, or 31.8%, and for the three-month period, the increase was $3.4 million, or 84.8%.  We believe that the increase reflects our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process.  We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Our gross margins from our dyeing segment increased from 21.4% for the nine months ended September 30, 2011 to 22.2% for the nine months ended September 30, 2012 and from 22.0% for the third quarter of 2011 to 24.7% for the third quarter of 2012.

The factors that affected our revenue, gross margin and net income during the nine months ended September 30, 2012 may affect our operations during the rest of 2012.  Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries.  Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant.  In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 42% of our purchases of raw materials for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, our inventory increased by approximately $1.9 million and our advance from customers was approximately $1.8 million at September 30, 2012.  This increase in inventory was attributable to an increase in steel inventory to secure steel pricing for anticipated forging orders, an increase in work-in-process for dyeing machinery to meet increased customers’ orders, and an increase in inventory related to our solar products.  A significant portion of the inventory increase relates to products for our solar customer, for which we received advance payments.  At the request of the customer we have kept the products in our warehouse.  This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed.  Upon the completion of the sale, the advances from this customer will be recognized as revenues and our inventory will be reduced by the products sold. We expect to recognize this sale in the last quarter of 2012.

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

Exchange of Warrants

On May 4, 2012, our board of directors approved a previously negotiated agreement with Barron Partners LP, dated February 7, 2012,  pursuant to which the holder of warrants to purchase 55,160 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of series A preferred stock which were convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Corporation’s common stock at $2.70 per share, which was the market price of the common stock on February 7, 2012, the date the terms of the exchange were negotiated. The 2,201,582 shares of series A preferred stock were valued at the closing price of the underlying common stock on February 7, 2012 of $2.70 per share, and we recorded it as warrants modification expense of $197,408.

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

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the nine months ended September 30, 2012 and 2011, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the nine months ended September 30, 2012 and 2011 indicated as a percentage of net revenues (dollars in thousands):

	Nine Months Ended September 30,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Revenues	$39,586	100.0%	$41,851	100.0%
Cost of revenues	30,690	77.5%	31,617	75.6%
Gross profit	8,896	22.5%	10,234	24.4%
Operating expenses	3,279	8.3%	3,279	7.8%
Income from operations	5,617	14.2%	6,955	16.6%
Other (expenses), net	(398)	(1.0)%	(35)	(0.1)%
Income before provision for income taxes	5,219	13.2%	6,920	16.5%
Provision for income taxes	1,490	3.8%	1,950	4.6%
Net income	3,729	9.4%	4,970	11.9%
Other comprehensive income:
Foreign currency translation adjustment	342	0.9%	2,146	5.1%
Comprehensive income	$4,071	10.3%	$7,116	17.1%

The following table sets forth the results of our operations for the three months ended September 30, 2012 and 2011 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Revenues	$17,344	100.0%	$11,677	100.0%
Cost of revenues	13,025	75.1%	9,046	77.5%
Gross profit	4,319	24.9%	2,631	22.5%
Operating expenses	1,113	6.4%	998	8.5%
Income from operations	3,206	18.5%	1,633	14.0%
Other (expenses), net	(26)	(0.2)%	(48)	(0.4)%
Income before provision for income taxes	3,180	18.3%	1,585	13.6%
Provision for income taxes	825	4.8%	450	3.9%
Net income	2,355	13.6%	1,135	9.7%
Other comprehensive income:
Foreign currency translation adjustment	(170)	(1.0)%	655	5.6%
Comprehensive income	$2,185	12.6%	$1,790	15.3%

The following table sets forth information as to the gross margin for our two business segments for the nine months ended September 30, 2012 and 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
Revenues	$23,620	$15,966	$39,586	$29,733	$12,118	$41,851
Cost of revenues	$18,276	$12,414	$30,690	$22,097	$9,520	$31,617
Gross profit	$5,344	$3,552	$8,896	$7,636	$2,598	$10,234
Gross margin %	22.6%	22.2%	22.5%	25.7%	21.4%	24.4%

The following table sets forth information as to the gross margin for our two business segments for the three months ended September 30, 2012 and 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
Revenues	$9,826	$7,518	$17,344	$7,610	$4,067	$11,677
Cost of revenues	$7,365	$5,660	$13,025	$5,875	$3,171	$9,046
Gross profit	$2,461	$1,858	$4,319	$1,735	$896	$2,631
Gross margin %	25.0%	24.7%	24.9%	22.8%	22.0%	22.5%

Revenues

For the nine months ended September 30, 2012, we had revenues of $39,586,000, as compared to revenues of $41,851,000 for the nine months ended September 30, 2011, a decrease of approximately 5.4%. The decrease in revenue was attributable to the decrease in revenue from our forged rolled rings and related products for wind power industry, offset by the increase in revenue from our forged rolled rings and related products for other industries and the increase in revenue from dyeing segment, and was summarized as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	(Decrease) Increase	Percentage Change
Forged rolled rings and related products:
Wind power industry	$10,391	$20,918	$(10,527)	(50.3)%
Other industries	13,229	8,815	4,414	50.1%
Total forged rolled rings and related products	23,620	29,733	(6,113)	(20.6)%
Dyeing and finishing equipment	15,966	12,118	3,848	31.8%
Total revenues	$39,586	$41,851	$(2,265)	(5.4)%

For the three months ended September 30, 2012, we had revenues of $17,344,000, as compared to revenues of $11,677,000 for the three months ended September 30, 2011, an increase of approximately 48.5%. The increase in revenue was attributable to the increase in revenue from our forged rolled rings and related products for other industries and the increase in revenue from dyeing and finishing equipment segment, and offset by the decrease in revenue from our forged rolled rings and related products for wind power industry, and was summarized as follows (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	(Decrease) Increase	Percentage Change
Forged rolled rings and related products:
Wind power industry	$3,213	$4,490	$(1,277)	(28.4)%
Other industries	6,613	3,119	3,494	112.1%
Total forged rolled rings and related products	9,826	7,609	2,217	29.1%
Dyeing and finishing equipment	7,518	4,068	3,450	84.8%
Total revenues	$17,344	$11,677	$5,667	48.5%

Forged rolled rings and related products segment

Although we saw an increase in revenues from the sale of forged rolled rings and related products to other industries, including revenues generated from our solar products for the nine and three months ended September 30, 2012 of $4.4 million and $3.5 million, respectively, for the nine and three months ended September 30, 2012, revenue from forging of rolled rings and related products for the wind power industry decreased by 50.3% and 28.4%, respectively.

The decrease in revenue from forging of rolled rings and related products for wind power industry for the nine and three months ended September 30, 2012 as compared to the comparable periods of 2011 was primarily attributable to:

●
An apparent decline in the market for capital equipment, including products for the wind power industry, as well as the reduced demand for wind power products and the difficulties facing the wind power industry in China as discussed under “Industry Outlook”. Although we have been experiencing a decrease in the sale of forged products during the nine months ended September 30, 2012, we believe that, on a long-term basis, the demand for forged products in the wind industry in China will continue.  As discussed in our industry outlook, the Chinese government has reported that it is still committed to the development of alternative energy sources, including wind power.

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

●
The cancellation in 2012 by government of China of  a number of preferential policies for forged rolled rings and related products for wind power industry, such as government’s subsidies and tax rebates.

The demand for products such as ours which are used for wind power specifically is uncertain.  We believe that over the long term, our forged rolled rings and related components for wind power industry will expand since the government of the PRC has announced its desire to increase the use of wind power as an energy source.

The increase in revenue from forging of rolled rings and related products for other industries was primarily attributable to our increased sales efforts.

In 2011, we began to manufacture and delivery test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market.  This equipment is being marketed and manufactured in our forged rolled rings segment. We are seeking to use our technical knowledge to manufacture and market solar components used in production of multi crystalline and mono crystalline silicon wafers.   Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For the nine months ended September 30, 2012 and 2011, we generated revenue from the sale of solar industry related products of approximately $409,000 and $126,000, respectively.  Additionally, at September 30, 2012, we have deposits from our international solar customer amounting to $1,650,000.

Dyeing and finishing equipment segment

The increase in revenue from the sale of dyeing and finishing equipment was primarily attributable to the effects of the preferential policies of the PRC local government to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future.

In August 2012, we received a new purchase order to supply 21 units of airflow dyeing machines and related components to a domestic customer. The purchase order provides for us to deliver the airflow dyeing machines and components for a purchase price of RMB11.6 million (approximately $1.8 million). We expect to deliver the units in the near future.

Cost of revenues

For the nine months ended September 30, 2012, cost of revenues was $30,690,000 as compared to $31,617,000 for the nine months ended September 30, 2011, a decrease of $927,000, or 2.9%. Cost of revenues related to the manufacture of forged rolled rings and related products was $18,276,000 for the nine months ended September 30, 2012 as compared to $22,097,000 for the nine months ended September 30, 2011. Cost of revenues for the dyeing and finishing equipment segment was $12,414,000 for the nine months ended September 30, 2012, as compared to $9,520,000 for the nine months ended September 30, 2011.

For the three months ended September 30, 2012, cost of revenues was $13,025,000 as compared to $9,046,000 for the three months ended September 30, 2011, an increase of $3,979,000, or 44.0%. Cost of revenues related to the manufacture of forged rolled rings and related products was $7,365,000 for the three months ended September 30, 2012 as compared to $5,875,000 for the three months ended September 30, 2011. Cost of revenues for the dyeing and finishing equipment segment was $5,660,000 for the three months ended September 30, 2012, as compared to $3,171,000 for the three months ended September 30, 2011.

Gross profit and gross margin

Our gross profit was $8,896,000 for the nine months ended September 30, 2012 as compared to $10,234,000 for the nine months ended September 30, 2011, representing gross margins of 22.5% and 24.5%, respectively. Our gross profit was $4,319,000 for the three months ended September 30, 2012 as compared to $2,631,000 for the three months ended September 30, 2011, representing gross margins of 24.9% and 22.5%, respectively.

Gross profit from forged rolled rings and related products segment was $5,344,000 for the nine months ended September 30, 2012 as compared to $7,636,000 for the nine months ended September 30, 2011, representing gross margins of approximately 22.6% and 25.7%, respectively. Gross profit from forged rolled rings and related products segment was $2,461,000 for the three months ended September 30, 2012 as compared to $1,735,000 for the three months ended September 30, 2011, representing gross margins of approximately 25.0% and 22.8%, respectively. The decrease in our gross margin for the forged rolled rings and related products segment for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was mainly attributed to the decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at lower production levels. The increase in our gross margin for forged rolled rings and related products segment for the third quarter of 2012 as compared to the third quarter of 2011 was primarily attributed to the increased operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels in response to higher revenues. We expect that we can improve our gross margin from forged rolled rings and related products segment in the near future since we estimate we will become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $3,552,000 for the nine months ended September 30, 2012 as compared to $2,598,000 for the nine months ended September 30, 2011, representing gross margins of approximately 22.2% and 21.4%, respectively. Gross profit for the dyeing and finishing equipment segment was $1,858,000 for the three months ended September 30, 2012 as compared to $896,000 for the three months ended September 30, 2011, representing gross margins of approximately 24.7% and 22.0%, respectively. For the nine months ended September 30, 2012, the significant portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery. But, for the nine months ended September 30, 2011, the primary portion of our revenue for the dyeing and finishing equipment segment is from traditional dyeing machinery. Our airflow dyeing machinery uses air flow rather than water which is used in the traditional dyeing process. The technology used in airflow machinery results in reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. Our unit sale price for airflow dyeing machinery is a little higher than our unit sale price for traditional dyeing machinery. Therefore, our gross margins for the dyeing and finishing equipment segment for the nine and three months ended September 30, 2012 were increased as compared to the corresponding periods of 2011.

Depreciation. Depreciation was $4,720,000 and $3,651,000 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation was $1,627,000 and $1,147,000 for the three months ended September 30, 2012 and 2011, respectively. Depreciation for the three and nine months ended September 30, 2012 and 2011 is included in the following categories (dollars in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Inventories and cost of revenues	$3,597	$3,146	$1,253	$1,063
Operating expenses	1,123	505	374	84
Total	$4,720	$3,651	$1,627	$1,147

The increase in depreciation for inventories and cost of revenues is attributable to the increase in our depreciable production equipment.

During the nine months ended September 30, 2012, we recorded depreciation expense related to ESR production equipment in operating expenses since we did not perform any production for ESR products and we did not use the equipment in this period. During the first quarter of 2011, we recorded depreciation expense related to ESR production equipment in inventories and cost of revenues since we generated production activities for ESR products in the first quarter of 2011. Accordingly, for the nine months ended September 30, 2012, depreciation included in operating expenses increased by approximately $618,000 as compared to the comparable period in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2,157,000 for the nine months ended September 30, 2012, as compared to $2,774,000 for the nine months ended September 30, 2011, a decrease of $617,000 or approximately 22.2%. Selling, general and administrative expenses totaled $739,000 for the three months ended September 30, 2012, as compared to $913,000 for the three months ended September 30, 2011, a decrease of $174,000 or approximately 19.0%.

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Professional fees	$216	$242	$60	$56
Bad debt (recovery) expense	(47)	389	-	222
Payroll and related benefits	528	575	155	194
Travel and entertainment	133	171	42	44
Shipping	804	933	311	263
Other	523	464	171	135
Total	$2,157	$2,774	$739	$914

●
Professional fees for the nine months ended September 30, 2012 decreased by $26,000, or 10.7%, as compared to the nine months ended September 30, 2011. The decrease was primarily attributable to a decrease in accounting fees of approximately $16,000 and a decrease in fees paid for investor relations of approximately $21,000, offset by an increase in other miscellaneous service fees of approximately $11,000. Professional fees for the three months ended September 30, 2012 decreased by $4,000, or 7.1%, as compared to the three months ended September 30, 2011. The decrease was primarily attributable to the decrease in fees paid for investor relations of approximately $5,000, offset by an increase in other miscellaneous service fees of approximately $1,000.

●
For the nine months ended September 30, 2012, we had bad debt recovery of approximately $47,000, while for the nine months ended September 30, 2011, we had bad debt expense of approximately $389,000. For the three months ended September 30, 2012, we did not have any bad debt expense, while, for the three months ended September 30, 2011, we had bad debt expense of $222,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●
Payroll and related benefits decreased for the nine months ended September 30, 2012 by $47,000, or 8.2%, as compared to the nine months ended September 30, 2011. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $107,000 which reflected a drop in our average stock price used to value shares issued as compensation during the nine months ended September 30, 2012 as compared to the comparable period in 2011, and a decrease in compensation of approximately $6,000 related to our directors’ service, offset by an increase in compensation and related benefits of approximately $66,000 in our forged rolled rings and related products segment and dyeing and finishing equipment segment resulting from increased salaries paid to management. Payroll and related benefits decreased for the three months ended September 30, 2012 by $39,000, or 20.1%, as compared to the three months ended September 30, 2011. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $35,000 which reflected a drop in our average stock price used to value shares issued as compensation during the third quarter of 2012 as compared to the corresponding period in 2011, and a decrease in compensation of approximately $4,000 related to our directors’ service.

●
Travel and entertainment expense for the nine months ended September 30, 2012 decreased by $38,000, or 22.2%, as compared to the nine months ended September 30, 2011. Travel and entertainment expense for the three months ended September 30, 2012 decreased by $2,000, or 4.5%, as compared to the three months ended September 30, 2011. The decrease for the periods shown is primarily related to the decrease in travel for investor road shows and conferences.

●
Shipping expense for the nine months ended September 30, 2012 decreased by $129,000, or 13.8%, as compared to the nine months ended September 30, 2011. The decrease was primarily attributable to the decrease in our revenues during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Shipping expense for the three months ended September 30, 2012 increased by $48,000, or 18.3%, as compared to the three months ended September 30, 2011. The increase was mainly attributable to the increase in our revenues during the third quarter of 2012 as compared to the third quarter of 2011.

●
Other selling, general and administrative expenses for the nine months ended September 30, 2012 increased by $59,000, or 12.7% as compared to the nine months ended September 30, 2011. The increase was primarily attributable to the payment of Delaware franchise taxes in March 2012 of approximately $67,000 for fiscal year of 2011 and fiscal year of 2010, offset by a decrease in other miscellaneous items of approximately $8,000. Other selling, general and administrative expenses for the three months ended September 30, 2012 increased by $36,000, or 26.7% as compared to the three months ended September 30, 2011, which was primarily attributable to an increase in expense for vehicle of approximately $7,000 and an increase in other miscellaneous items of approximately $29,000.

Income from operations. For the nine months ended September 30, 2012, income from operations amounted to $5,617,000, as compared to $6,955,000 for the nine months ended September 30, 2011, a decrease of $1,338,000 or 19.2%, as a result of the factors described above. For the three months ended September 30, 2012, income from operations amounted to $3,206,000, as compared to $1,633,000 for the three months ended September 30, 2011, an increase of $1,573,000 or 96.3% as a result of the factors described above.

Other (expense). Other (expense) includes interest expense, nominal foreign currency transaction gain or losses, warrants modification expense, nominal interest income and other income. For the nine months ended September 30, 2012, total other expense amounted to $397,000 as compared to total other expense of $35,000 for the nine months ended September 30, 2011, an increase of $362,000. The increase was primarily attributable to the warrant modification expense of approximately $235,000, as well as an increase in interest expense of approximately $122,000 attributable to an increase in debt and capital lease obligations and a decrease in other income of approximately $27,000.  For the three months ended September 30, 2012, total other expense amounted to $27,000 as compared to total other expense of $48,000 for the three months ended September 30, 2011, a decrease of $21,000. The decrease was primarily attributable to an increase in other income of approximately $37,000, offset by an increase in interest expense of approximately $24,000 attributable to an increase in debt and capital lease obligations.

Income tax expense. Income tax expense was $1,490,000 for the nine months ended September 30, 2012, as compared to $1,950,000 for the nine months ended September 30, 2011, a decrease of $459,000, or 23.6%, The decrease in income tax expense was attributable to the decrease in taxable income generated by our operating entities. Income tax expense was $825,000 for the three months ended September 30, 2012, as compared to 450,000 for the three months ended September 30, 2011, an increase of $374,000, or 83.1%, The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $3,729,000, or $1.51 per share (basic) and $1.42 per share (diluted), for the nine months ended September 30, 2012, as compared with $4,970,000, or $2.57 per share (basic) and $1.98 per share (diluted) for the nine months ended September 30, 2011, a decrease of $1,241,000 or 25.0%. As a result of the foregoing, our net income was $2,355,000, or $0.88 per share (basic and diluted), for the three months ended September 30, 2012, as compared with $1,135,000, or $0.57 per share (basic) and $0.46 per share (diluted) for the three months ended September 30, 2011, an increase of $1,220,000 or 107.5%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $342,000 for the nine months ended September 30, 2012, as compared to $2,146,000 for the nine months ended September 30, 2011. We reported a foreign currency translation loss of $170,000 for the three months ended September 30, 2012, as compared to a foreign currency translation gain of $655,000 for the three months ended September 30, 2011. This non-cash loss/gain had the effect of decreasing/increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for the nine months ended September 30, 2012 of $4,071,000, compared to $7,116,000 for the nine months ended September 30, 2011. We had comprehensive income for the three months ended September 30, 2012 of $2,185,000, compared to $1,790,000 for the three months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2012 and December 31, 2011, we had cash balances of $955,405 and $1,152,607, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	September 30, 2012		December 31, 2011
United States	$139	14.5%	$288	25.0%
China	816	85.5%	865	75.0%
Total cash and cash equivalents	$955	100.0%	$1,153	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to September 30, 2012 (dollars in thousands):

			December 31, 2011 to September 30, 2012
	2012	2011	Change	Percentage Change
Current assets:
Cash and cash equivalents	$955	$1,153	$(198)	(17.1)%
Restricted cash	-	314	(314)	(100.0)%
Notes receivable	166	54	112	210.3%
Accounts receivable, net	10,534	7,088	3,446	48.6%
Inventories, net of reserve for obsolete inventory	6,221	4,276	1,945	45.5%
Advances to suppliers	847	219	628	286.2%
Prepaid value-added taxes on purchase	675	1,512	(837)	(55.3)%
Prepaid expenses and other current assets	180	111	69	62.5%
Current liabilities:
Short-term bank loans	2,684	2,357	327	13.9%
Bank acceptance notes payable	-	314	(314)	(100.0)%
Accounts payable	6,330	4,997	1,333	26.7%
Accrued expenses	725	772	(47)	(6.0)%
Capital lease obligations – current portion	250	245	5	2.0%
Advances from customers	1,840	1,167	673	57.7%
Income taxes payable	884	592	292	49.3%
Working capital:
Total current assets	$19,578	$14,727	$4,851	32.9%
Total current liabilities	12,713	10,444	2,269	21.7%
Working capital:	$6,865	$4,283	$2,582	60.3%

Our working capital increased $2,582,000 to $6,865,000 at September 30, 2012 from working capital of $4,283,000 at December 31, 2011. This increase in working capital is primarily attributable to an increase in notes receivable of approximately $112,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $3,446,000 due to the increase in revenues during the third quarter of 2012, an increase in inventories, net of reserve for obsolete inventory, of approximately $1,945,000, an increase in advances to suppliers of approximately $628,000, a decrease in bank acceptance notes payable of approximately $314,000, offset by a decrease in cash and cash equivalents of approximately $197,000, a decrease in restricted cash of approximately $314,000, a decrease in prepaid VAT on purchases of approximately $837,000, an increase in short-term bank loans of approximately $327,000, an increase in accounts payable of approximately $1,333,000, an increase in advances from customers of approximately $673,000 and an increase in income taxes payable of approximately $292,000.

Net cash flow provided by operating activities was $5,825,000 for the nine months ended September 30, 2012 as compared to $5,891,000 for the nine months ended September 30, 2011, a decrease of $66,000. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheet.

●
Net cash flow provided by operating activities for the nine months ended September 30, 2012 primarily reflected net income of $3,729,000 adjusted for non-cash items primarily consisting of depreciation of $4,720,000, warrant modification expense of $235,000, stock-based compensation expense of $129,000, and changes in operating assets and liabilities primarily consisting of a decrease in  prepaid value-added taxes on purchases of $845,000, an increase in accounts payable of $1,310,000, an increase in income taxes payable of $289,000, an increase in advances from customers of $668,000, offset primarily by an increase in notes receivable of $112,000, an increase in accounts receivable of $3,368,000 due to the increase in revenues during the third quarter of 2012, an increase in inventories of $1,926,000 and an increase in advances to suppliers of $627,000 to secure favorable raw material pricing.

●
Net cash flow provided by operating activities for the nine months ended September 30, 2011 primarily reflected net income of $4,970,000, also reflected the add-back of non-cash items, such as depreciation of $3,651,000, an increase in allowance for doubtful accounts of $389,000 and stock-based compensation expense of $282,000, a decrease in prepaid value-added taxes on purchases of $815,000, an increase in advance from customers of $1,840,000, offset by an increase in inventories of $1,935,000, an increase in advances to suppliers of $495,000, a decrease in accounts payable of $2,741,000 and a decrease in income taxes payable of $712,000.

Net cash flow used in investing activities reflects the purchase of property and equipment of $6,335,000 for the nine months ended September 30, 2012. Net cash flow used in investing activities reflects the purchase of property and equipment of $6,414,000 and payments for deposit on equipment of $769,000 for the nine months ended September 30, 2011.

Net cash flow provided by financing activities was $309,000 for the nine months ended September 30, 2012 as compared to net cash flow provided by financing activities $843,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we received proceeds from bank loans of $2,687,000, proceeds from decrease in restricted cash of $316,000, and proceeds from exercise of warrants of $198,000, offset by the repayment of bank loans of $2,371,000, repayments of principal on capital lease obligations of $205,000 and decrease in bank acceptance notes payable of $316,000. During the nine months ended September 30, 2011, we received proceeds from bank loans of $2,613,000, proceeds from increase in bank acceptance notes payable of $461,000, proceeds from the sale of common stock of $125,000, and proceeds from the exercise of warrants of $400,000, offset by the repayment of bank loans of $2,152,000 and repayments of principal on capital lease obligations of $144,000 and decrease in restricted cash of $461,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2012 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,684	$2,684	$-	$-	$-
Capital lease obligations (2)	424	250	174	-	-

Total	$3,108	$2,934	$174	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	Capital lease obligations include the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the nine months ended September 30, 2012, we had unrealized foreign currency translation gain of $342,015, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  As a result, we have not been able to take steps to improve our internal controls over financial reporting during the nine months ended September 30, 2012.  However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: November 13, 2012	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer
and Principal Accounting Officer