Form 10-K
period 2012-12-31
Cleantech Solutions International, Inc.,
filed 2013-04-11
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 001-34591

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	90-0648920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $4,318,000 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,894,586 shares of common stock are issued and outstanding as of April 11, 2013.

Documents Incorporated by Reference: None.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital,  economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

●
Commencing in 2011, we began to manufacture and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the years ended December 31, 2012 and 2011, we generated revenue from the sale of solar industry related products of approximately $1,078,000 and $455,000, respectively.

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

Chinese wind power developers posted worse-than-expected results for the first half of 2012, with grid operators increasingly reluctant to distribute the costly and unpredictable source of power amid a sharp economic downturn. China aims to expand its installed wind power generating capacity to 100 gigawatts (GW) by 2015 and to 200 GW by 2020. The country currently has 62 GW of capacity. Beijing would force grid operators to buy wind power representing 5 to 15 percent of their total offtake, depending on locations, Xie Changjun, president of Longyuan, the world's second-largest wind power developer, said. The quota system should underpin long-term demand for renewable energy like wind-generated electricity, but the earnings outlook for wind power developers will remain uncertain for the next few years, based on industry reports. Grid construction has so far not kept up with the rise in wind power capacity. In the absence of high-voltage lines, grid firms are unable to absorb all the wind power under their local networks.

In contrast, according to an article published by Greenpeace East Asia on September 19, 2012, in its latest edition, “China Wind Power Outlook 2012,” a report that presents a joint assessment and analysis of the wind power sector in China in 2011, including a reading of most recent policy trends made by Greenpeace, the Chinese Renewable Energy Industries Association (CREIA), and the Global Wind Energy Council (GWEC), as well as an outlook for the sector’s future development, this annual industry analysis highlights an encouraging trend in the development of the sector. In 2011, apart from the “old market” – namely the Northern, Northeastern and Northwestern areas of China (or the “Sanbei” region) that are rich in wind resources but weak on consumption power, wind power in China saw the emergence of a new market with huge potential. The overwhelming majority of accumulated and added installment is now still focused on these regions. However, due to the long distance between the power stations and major power user markets, they continue to be plagued by grid connectivity and curtailment problems. In the meantime, a new wind power market located closer to power consumers in the central and eastern provinces has steadily become a vigorous, if not prominent, market in 2011.

GTM Media Research and Azure International in their China Wind Market Quarterly for the fourth quarter of 2012 said that China is on target this year to add another 18 GW of installed grid connected wind capacity. Some of the underlying strength seen in the Chinese wind market is due to recent government action to help solve some of the domestic wind industry concerns. This included revamping surcharge revenue and pre-appropriating funding this year. Based on report projections, China will reach 140 GW of installed capacity by 2015, far exceeding expectations in 2011 of 100 GW.

We believe that this market expansion will continue in the near future. The key issues for the wind power sector in the near future will be how to break the intrinsic restrictions on the traditional market and how to take the next step in promoting the emerging markets in eastern and central China. In 2011, China added 17.63 GW of newly installed wind power capacity, slightly less than 2010 (18.93 GW). Total installed wind capacity reached 62.36 GW. After years of rapid growth, China’s wind power market is now entering a period marked by stable growth, but it is still the global leader in terms of total installed capacity.

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

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and possesses the best prospects for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall. We believe that wind power will see its share of China’s national energy mix gradually increase.

We sustained a decrease in revenue of forged rolled rings and related products for the wind power industry, which declined $9.8 million, or 38.0%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Dyeing and Finishing Equipment Segment

Through our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dyeing and finishing machinery. Our products feature a high degree of both automation and mechanical-electrical integration. Our products are widely used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. We continue to utilize our expertise in manufacturing precision products to meet demand in new and existing end markets. We recently shipped a prototype of a new model of after-treatment textile equipment and have another model in the late stages of development.

Revenue from our dyeing segment increased $7.5 million, or 42.4% in the year ended December 31, 2012 from the year ended December 31, 2011. We believe that the increase reflects our marketing effort for our new airflow dyeing units, which use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out older  machinery in China’s textile industry that does not meet the new environmental standards, we expect our revenue from this segment will continue to increase in the near future. Our gross margins from our dyeing segment increased from 22.1% for the year ended December 31, 2011 to 23.9% for the year ended December 31, 2012.

The factors that affected our revenue, gross margin and net income during the year ended December 31, 2012 may affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Organization

We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. On June 13, 2011, we changed our corporate name to Cleantech Solutions International, Inc.

We are the sole stockholder of Fulland Limited, a Cayman Islands limited liability company organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises organized under the laws of the PRC.  We formed Fulland Wind Energy in August 2008.  We currently manufacture our forged products, which are sold for use in the wind, steel, solar power industry and other industries through Fulland Wind Energy.

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

Our relationships with the Huayang Companies and their stockholders are governed by a series of contractual arrangements between Green Power, our wholly foreign owned enterprise in the PRC, and each of the Huayang Companies, which are our operating companies in the PRC. Under PRC laws, each of Green Power, Fulland Wind Energy, Huayang Dyeing Machine and Huayang Electrical Power Equipment is an independent legal person and none of them is exposed to liabilities incurred by the other parties. Other than pursuant to the contractual arrangements between Green Power and the Huayang Companies described below, generally, neither of the Huayang Companies transfers any other funds generated from its operations to any other member of the Huayang Group. On October 12, 2007, we entered into the following contractual arrangements with each of the Huayang Companies.

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

The Forged Rolled Rings and Related Components Segment

The following table represents the Global Wind Energy Council’s outlook and analysis of China’s future wind power potential.

	Conservative Scenario			Optimistic Scenario			Positive Scenario
Year	Installed Capacity GW	Annual newly installed capacity GW	Annual average growth rate	Installed Capacity GW	Annual newly installed capacity GW	Annual average growth rate	Installed Capacity GW	Annual newly installed capacity GW	Annual average growth rate
2008	12.2	6.2		12.2			12.2
2009	25.8	13.6	111.52%	25.8	13.6		25.8	13.6
2010	35	9.2	35.63%	37	11.2	43.38%	40	14.2	55.01%
2015	80	9	17.98%	112	15	24.80%	130	18	26.58%
2020	150	14	13.40%	202	18	12.52%	230	20	12.09%
2030	250	10	5.24%	302	10	4.10%	380	15	5.15%
2040	350	10	3.42%	402	10	2.90%	530	15	3.38%
2050	450	10	2.54%	502	10	2.25%	680	15	2.52%

Currently, we believe that China is focusing on wind power for the following reasons:

●	China has small oil reserves and depends mainly on high-polluting coal for power;

●	According to China National Energy Administration, China investment in coal-fired power projects declined by 11% while investment in wind power increased by 44% in 2009;

●	Wind power is considered the most scalable cost effective renewable energy and is cost competitive with coal;

●	The Chinese government has announced that it is aggressively driving renewable energy both for energy-independence as well as environmental reasons;

●	On July 20, 2010, the Chinese government announced RMB 5 trillion (approximately $758 billion) will be spent on renewable energy over the next 10 years.

●
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

Renewable energy is clean and sustainable. We believe that wind is one of the most competitive and promising renewable energies.  Wind energy brings great environmental benefits, but also minor negative side effects, such as noise, visual intrusion, effects on bird migration and electromagnetic radiation. Compared with conventional power generation, however, wind power has few environmental effects, and we believe that these effects can be reduced.   On the whole, its advantages outweigh its disadvantages.  However, wind power can only be generated in areas where there is a generally consistent wind and there continue to be difficulties is integrating wind power into an electric grid to serve a larger geographic range. However, as discussed under “Forged Rolled Rings and Related Components Segment,” a number of factors have reduced the growth of the wind power industry during the past two years. The factors include:

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
●
A decrease in the installation of windmills due the China’s curbing of construction on land resulting in part from the situation where power-delivery grids for wind power have not matched the significant growth of available wind energy in recent years.

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

Manufacturing

In 2009, we opened our state-of-the-art forging facility. Our operations feature a 4,500-ton press and a ring-rolling mill, employing our advanced axial close-die forging technology, to manufacture rolled rings measuring up to 6.3 meters in diameter and a cross section up to 700mm and shafts used in wind turbine units, measuring 1MW-3MW. We also have a series of workshops dedicated for fabrication, welding, machining and assembly of high strength materials.

We believe that our expanded forging facility, which is able to meet the quality requirements of our most demanding customers, has an annual capacity of 50,000 tons.

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

We are among the leading specialists in the manufacturing of:

●	Large forged rolled rings, yaw bearings, tower flanges and shafts used in large-scale windmills

●	Stainless steel pressure vessel/chambers used in the manufacturing of multi-crystalline solar wafers

●	Specialty, high tolerance, fabricated components and assemblies used in various clean technology industries

●	Other fabricated and machined components, assemblies and equipment requiring high precision manufacturing

Marketing and Distribution

Based at our facilities in Wuxi, we have a sales team of eight employees for our forged rolled rings and shafts. Our marketing efforts include participation at industrial conferences and trade fairs, sales training, and advertising. Our sales team works closely with our product development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our rolled rings and flanges are currently sold to companies in various cities and provinces throughout China including Luoyang, Shenyang, Zhenjiang province, Jiangsu province, Qingdao, Jinan, Shanghai, Chongqing, Beijing and Zhengzhou.  We are an ISO9001:2000 certified supplier.

Competition

The markets for products in both of our forged rolled rings and related products are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

We believe there has been an increase in overall competition in the forged product market as industry capacity has increased and the market for the product has slowed.  Additionally, we believe some turbine manufacturers that use forged products and are not our customers or potential customers, have built their own forging capacity to save costs by vertical integration and to have better leverage when negotiating with the component suppliers. This may result in downward pressure on our pricing and may indirectly affect our sales as a result of increased competition for a smaller number of potential customers. Our products are sold for use by manufacturers of industrial equipment.  The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our customers and potential customers for our products which has had an effect of lessening the demand for products such as ours.  To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will continue to be affected.

We believe that we are well positioned to capitalize on the opportunities provided by the demand for products by the wind power industry and other industry by supplying superior quality, high performance forged products. We believe that we offer:

●	High quality manufacturing facilities and production quality;

●	A prime location in Jiangsu province near major transportation routes which can provide shipping cost savings and a good response time;

●	Strong management, engineering and technical capabilities;

●	ISO9001 certification, which covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly.

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

We have received the “Advanced Enterprise for Progress in Science and Technology Award” from Wuxi City in 1999, and the “Star of Brilliance Medal” from the Wuxi City Bureau of Industrial and Commercial Administration in the same year. In 2002, we were recognized as an “Advanced Enterprise for Technical Reform Input” by Qianzhou, a municipality within Wuxi City for our dyeing products.

We received a new Chinese patent certificate (Patent No. ZL 2012 2 0165878.7) for an innovative production technique enabling more-effective cloth washing in dyeing machines under high temperature and pressure. The new patent was issued by the State Intellectual Property Office of the People’s Republic of China (“SIPO”) in November 2012. The patent will provide us with the exclusive use of this innovative production technique in dyeing equipment for a period of ten years. The patent involves a change in the structure of dyeing equipment so as to create a cooling system that enables more effective cloth washing under high temperature and pressure. This technique has been proven to easily shed debris and cotton husks on the surface of fabric, and cloth can be washed much more cleanly. In addition, washing cloth within the cooling vats reduces the time required for dyeing, thereby reducing energy consumption and emissions.

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

Recently, we developed a new model of dyeing machine – high (low) temperature airflow dyeing machine.  We believe that this new model of dyeing machine is efficient and cost effective and meets the requisite Chinese environmental standards.

Marketing and Distribution

All of our revenue from the textile dyeing machine segment is derived from sales in China. We presently sell our products in Jiangsu and Zhejiang Provinces, both regions with significant textile production, as well as in many of the coastal regions of China such as Shandong and Guangdong provinces.

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s largest textile producers, including Haining City Shengda Dyeing & Finishing Co., Ltd. and Tongxiang City Hengfeng Bleaching & Dyeing Co., Ltd. During 2012, no customer accounted for 10% or more of our sales.

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

We believe that we can effectively compete with these companies on the basis of the quality and performance of our products, our after-sales service, and cost. We provide one year of maintenance and repair services for all of our products and based on historical we experience, maintenance and repair service calls have been minimal. Moreover, we provide customers in the Jiangsu and Zhejiang Provinces, our top markets, with on-site support which is generally provided within 24 hours of receiving a request. However, many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and presently enjoy greater brand recognition.

Source of Supply

Stainless steel is the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd.  In 2012 and 2011, our purchases of steel from Wuxi City Fanshun Materials Co., Ltd accounted for approximately 21% and 13%, respectively, of our total purchases.   In both 2012 and 2011 our purchases of steel from Wuxi City Zhongtian Stainless Steel Co., Ltd accounted for less than 10% of our total purchases. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. For the textile machinery business, the price of steel can have more significant impact.  Any significant rise in the price of or demand for stainless steel could have an adverse affect on our results of operations.  Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business, particularly on our dyeing and finishing segment.  To the extent that we are not able to pass along price increases for stainless steel to our forging customers, these factors will affect this segment as well.

Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We do not conduct any significant research and development, and we did not incur any research and development expense in 2012 or 2011.  In our forged rolled rings and related product segment, we plan to concentrate our product development efforts on developing enhancement of rolled rings and related products principally for the wind power and solar power industry.

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

ISO Certification

We received the International Organization for Standardization (ISO) certificate for our new facility in Wuxi City on July 15, 2009. The certificate accredits our quality management system as compliant with ISO9001:2008 and covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly. The certification was renewed in August 2012 and expires on August 12, 2015. We also received the certificate of Level A Pressure Vessel from the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic China on August 18, 2009 and covers the manufacturing of pressure vessel pipelines. This certificate expires on August 17, 2013.

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

Intellectual Property Rights

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We recently received a new patent certificate (Patent No. ZL 2012 2 0165878.7) for an innovative production technique enabling more-effective cloth washing in dyeing machines under high temperature and pressure. The new patent was issued by the State Intellectual Property Office of the People’s Republic of China (“SIPO”) and was granted to our subsidiary, Dyeing, in November 2012. The patent provides us with the exclusive use of this innovative production technique in dyeing equipment for a period of ten years. The patent involves a change in the structure of dyeing equipment so as to create a cooling system that enables more effective cloth washing under high temperature and pressure. This technique has been proven to easily shed debris and cotton husks on the surface of fabric, and cloth can be washed much more cleanly. In addition, washing cloth within the cooling vats reduces the time required for dyeing, thereby reducing energy consumption and emissions. We intend to apply for more patents to protect our core technologies.  We also have confidentiality and non-competition policies in place as part of our company employment guideline which is given to each employee, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

Employees

As of March 28, 2013, we had 210 employees, including 205 full time employees and 5 part time employees. Of these, 130 employees are in the dyeing and finishing segment (eight executives, managers and administrative staff, four accounting staff, six quantity control staff, five engineers and technicians, eight marketing and salespeople, four purchasing staff and 95 manufacturing staff) and 80 employees are with our forged rolled rings and related products segment (three executive, managers and administrative staff, three accounting staff, eight salespeople, three purchasing staff, and 56 manufacturing staff, and seven quality control and engineers/technicians).

Our manufacturing employees usually work in two shifts, based upon our manufacturing requirements.  We may also send our engineers and technicians to our customers’ work sites to provide after-sale customer service for them.

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

Our ability to continue to operate profitably is dependent upon our continued development of our dyeing segment and our generation of new revenue from our forged rolled rings and related products division

For the year ended December 31, 2012 our revenue increased approximately $1.6 million, or 2.9%, and our net income decreased approximately $1.6 million, or 27.1%, reflecting a 15.6% decline in revenue from our forged rolled rings and related products and an increase of 42.4% in revenue from our dyeing segment.  The decrease in revenue from the forged rolled rings and related products division reflect, among other factors, increased competition, a tightening of the monetary supply by China, which affected wind farm developers and other industrial companies who require financing to purchase capital equipment such as our products, vertical integration by wind power manufactures which reduce the need for outside suppliers such as us, and delays by potential customers reflecting both the tightening of credit and the reduction in the growth of the wind power industry in China.  We cannot assure you that these factors, as well as other factors not presently known to us, will not result in continued declines in revenue or net income.

We will require additional funds to expand our operations.

In connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance the growth of our existing business, which may impair our ability to operate profitably.  Because of our stock price and the worldwide economic downturn, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

Because we sell capital equipment, our business is subject to our customers’ capital budget and we may suffer delays or cancellations of orders and the effects of the recent worldwide economic downturn.

Our customers purchase our equipment as part of their capital budget. As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise purchasing capital equipment. Our business is therefore dependent upon both the economic health of these industries and our ability to offer products that meet regulatory requirements, including environmental requirements, of these industries and are cost justifiable, based on potential cost savings in using our equipment in contrast to existing equipment or equipment offered by others.  As a result of the worldwide economic downturn and the tightening of credit in China, the market for capital equipment declined, and sales of our products declined. We cannot predict the extent that the market for capital equipment in the wind and solar power industries, the dyeing industry and other industries will be affected.  However, any economic slowdown or continued lack of credit availability in China can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our forged rolled rings business and solar power machinery business will not be significantly impaired as a result of the worldwide economic downturn.

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

Although certain technologies in the industries that we occupy are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands.  In particular, the next generation of wind turbines requires components that are stronger than the present generation.  Although we are seeking to address these requirements with our forged products, our failure to introduce and develop a market for these and any other new or enhanced products on a timely and cost-competitive basis, as well as the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

Because we face intense competition from other companies for both of our operating segments, many of which have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The markets for products in both of our business segments are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations. Further, from time to time, we have had to adjust the prices of our products to remain competitive.

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

In order to remain competitive, we need to invest in product development, manufacturing, customer service and support, and marketing. We do not have any significant research and development activities.   We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position. Currently, our research and development is not significant.

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

As of March 28, 2013, our officers and directors and members of their families beneficially owned approximately 40.1% of our outstanding voting shares. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

A significant portion of our business is conducted through the Huayang Companies, which are owned by our chief executive officer and his wife.

A significant portion of our forged rolled rings and related products and all of our dyeing and finishing equipment business is conducted by the Huayang Companies, which are variable interest entities that are owned by our chief executive officer and his wife and whose financial results are included with ours because the Huayang Companies are deemed as variable interest entities and we are the sole beneficiary of their operations.  The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies.  Pursuant to these agreements, we are responsible for the operations of the Huayang Companies and receive the benefits of those operations.  However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreement.  Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

We do not have business liability or disruption insurance coverage.

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

The PRC government restricts foreign investment in businesses in China. Accordingly, we operate our business in China through the Huayang Companies and, recently through a wholly-owned subsidiary which is a wholly foreign owned entity known as a WFOE. The Huayang Companies and the subsidiary hold the licenses and approvals necessary to operate our businesses in China. We have contractual arrangements with the Huayang Companies and its shareholders that allow us to substantially control the Huayang Companies. We cannot assure you, however, that we will be able to enforce these contracts.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

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

All of our business operations are conducted and all of our revenues are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

●	the amount of government involvement;
●	the level of development;
●	the growth rate;
●	the control of foreign exchange; and
●	the allocation of resources.

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

We rely on dividends and working capital advances paid by our subsidiaries and VIEs for our cash needs

We conduct substantially all of our operations through our subsidiaries and variable interest entities. We rely on dividends and working capital advances from our subsidiaries for our cash needs, including the funds necessary to pay any dividends which we may declare and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends and working capital advances by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each subsidiary and VIE entity is also required to set aside at least 10% of its after-tax profit based on China’s accounting standards each year to its general reserves until the accumulated amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

China’s Unified Corporate Income Tax Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding  company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

Under China’s existing foreign exchange regulations, our Chinese subsidiaries are able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, we cannot assure you that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.  Foreign exchange transactions by our Chinese subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the SAFE. In particular, if a subsidiary borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of our subsidiaries to obtain foreign exchange through debt or equity financing.

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

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile.

The trading price of our common stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Quarterly variations in our results of operations.
●	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.
●	Our ability to develop and market new and enhanced products on a timely basis.
●	Changes in governmental regulations or in the status of our regulatory approvals.
●	Changes in earnings estimates or recommendations by securities analysts.
●	Market reaction to problems encountered by other Chinese companies that became public companies in the United States through the reverse merger process.
●	Market reaction to the slowdown in the Chinese wind power industry.
●	General economic conditions and slow or negative growth of related markets.

These broad market and industry factors may seriously affect the market price of our Common Stock, regardless of our actual operating performance.

Any failure to meet the Nasdaq continued listing requirements may result in our delisting.

During 2011, our stock failed to meet the Nasdaq continued listing requirement resulting from our failure to maintain a $1.00 bid price and our failure to maintain a minimum market value of publicly held common stock.  In order to maintain our listing on Nasdaq we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market, and we effected a one-for-ten reverse split.  In the event that our stock price falls below $1.00 per share, we may not be able to maintain our Nasdaq listing, which could have a material adverse effect on the market for and the market price of our common stock.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are continuing to institute changes to satisfy our obligations in under the Sarbanes-Oxley Act. In Item 9A of this annual report, we report that our disclosure controls and procedures and our internal controls over financial reporting were not adequate at December 31, 2012.  We are continuing to institute changes to satisfy our obligations under the Sarbanes-Oxley Act.  Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Capital Market under the symbol “CLNT” since December 29, 2011. Our stock was previously traded on The NASDAQ Global Market under the symbol “CLNT” from June 16, 2011 to December 28, 2011 and under the symbol “CWS” from December 24, 2009 until June 15, 2011. Prior to December 24, 2009, it was traded on the OTC Bulletin Board under the symbol “CHWY” from October 13, 2009 until December 23, 2009, and prior to October 13, 2009, it was traded under the symbol “CWSI.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2011 and 2012 and reflect the one-for-ten reverse split which became effective on March 16, 2012. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2011		2012
	High	Low	High	Low
First quarter	$44.70	$30.50	$4.00	$1.88
Second quarter	31.40	9.20	5.71	1.98
Third quarter	11.40	4.00	3.38	2.08
Fourth quarter	$4.60	$2.10	$4.86	$2.54

On March 28, 2013, the last sale price of our common stock as reported by NASDAQ was $3.82 per share.

Shareholders

As of March 28, 2013, we had approximately 1,117 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	52,009
Equity compensation plan not approved by security holders	0	$0	-

The 2010 long-term incentive plan is the equity compensation plan that was approved by stockholders.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered of securities that were not previously reported on a Form 10-Q or a Form 8-K during the fourth quarter of 2012.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Years Ended December 31,
	2012		2011
	Dollars	%	Dollars	%
Forged rolled rings and related components:
wind power industry	$15,973	27.9%	$25,750	46.3%
other industries	15,968	27.9%	12,096	21.8%
Total forged rolled rings and related components	31,941	55.8%	37,846	68.1%
Dyeing and finishing equipment	25,258	44.2%	17,733	31.9%
Total	$57,199	100.0%	$55,579	100.0%

Forged Rolled Rings and Related Components Segment

Through our forged rolled rings and other related products division

●
We produce precision forged rolled rings and other forged components to the wind and other industries. Our forged rolled rings and other related products are sold for use by manufacturers of industrial equipment. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

●
Commencing in 2011, we began to manufacture and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the years ended December 31, 2012 and 2011, we generated revenue from the sale of solar industry related products of approximately $1,078,000 and $455,000, respectively.

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

Chinese wind power developers posted worse-than-expected results for the first half of 2012, with grid operators increasingly reluctant to distribute the costly and unpredictable source of power amid a sharp economic downturn. China aims to expand its installed wind power generating capacity to 100 gigawatts (GW) by 2015 and to 200 GW by 2020. The country currently has 62 GW of capacity. Beijing would force grid operators to buy wind power representing 5% to 15% of their total offtake, depending on locations, Xie Changjun, president of Longyuan, the world's second-largest wind power developer, said. The quota system should underpin long-term demand for renewable energy like wind-generated electricity, but the earnings outlook for wind power developers will remain obscure for the next few years, people in the industry say. Grid construction has so far not kept up with the rise in wind power capacity. In the absence of high-voltage lines, grid firms are unable to absorb all the wind power under their local networks.

In contrast, according to an article published by Greenpeace East Asia on September 19, 2012, in its latest edition, “China Wind Power Outlook 2012,” a report that presents a joint assessment and analysis of the wind power sector in China in 2011, including a reading of most recent policy trends made by Greenpeace, the Chinese Renewable Energy Industries Association (CREIA), and the Global Wind Energy Council (GWEC), as well as an outlook for the sector’s future development, this annual industry analysis highlights an encouraging trend in the development of the sector. In 2011, apart from the “old market” – namely the Northern, Northeastern and Northwestern areas of China (or the “Sanbei” region) that are rich in wind resources but weak on consumption power, wind power in China saw the emergence of a new market with huge potential. The overwhelming majority of accumulated and added installment is now still focused on these regions. However, due to the long distance between the power stations and major power user markets, they continue to be plagued by grid connectivity and curtailment problems. In the meantime, a new wind power market located closer to power consumers in the central and eastern provinces has steadily become a vigorous, if not prominent, market in 2011.

We believe that this market expansion will continue into 2013, although the expansion may be slow and uneven. The key issues for the wind power sector in 2012 will be how to break the intrinsic restrictions on the traditional market and how to take the next step in promoting the emerging markets in eastern and central China as well as to develop an integrated grid system to enable the wind power generated to be made available over longer distances that at present. In 2011, China added 17.63 GW of newly installed wind power capacity, slightly less than 2010 capacity of 18.93 GW. Total installed wind capacity reached 62.36 GW. After years of rapid growth, China’s wind power market is now entering a period marked by stable growth, but it is still the global leader in terms of total installed capacity.

In 2011, China’s wind energy sector generated 71.5 billion kilowatt hours, or 1.5% of the national total electricity output. Looking at its environmental benefits, wind power has a clear advantage: every 1 kWh generated saves 320 grams of standard coal being burned. That means in 2011 China’s wind power sector saved more than 22 million tons of coal from being burned, in total, reducing sulfur dioxide emissions by 360,000 tons, and carbon dioxide emissions by about 70 million tons. Assuming that the average Chinese household uses 1,500 kWh of electricity every year, China’s wind power sector met the electricity demands of over 47 million households in 2011.

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and possesses the best prospects for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall. We believe that wind power will see its share of China’s national energy mix gradually increase.

We sustained a decrease in revenue for forged rolled rings and related products for the wind power industry, which declined $9.8 million, or 38.0%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. We believe that the decline in our revenue of forged rolled rings and related products for the wind power industry reflects:

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

●
A decrease in the installation of windmills due to China’s curbing of construction on land resulting in part from the situation where power-delivery grids for wind power have not matched the significant growth of available wind energy in recent years.

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $7.5 million, or 42.4%, in the year ended December 31, 2012 from the year ended December 31, 2011. We believe that the increase reflects our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, with  reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Our gross margins from our dyeing segment increased from 22.1% for the year ended December 31, 2011 to 23.9% for the year ended December 31, 2012.

The factors that affected our revenue, gross margin and net income in both of our segments during the year ended December 31, 2012 may continue to affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 51% of our purchases of raw materials for the year ended December 31, 2012.

During the year ended December 31, 2012, our inventory increased by approximately $1.6 million and our advance from customers was approximately $2.0 million at December 31, 2012. This increase in inventory was attributable to an increase in steel inventory to secure steel pricing for anticipated forging orders, an increase in work-in-process for dyeing machinery to meet increased customers’ orders, and an increase in inventory related to our solar products. A significant portion of the inventory increase relates to products for our solar customer, for which we received advance payments. At the request of the customer we have kept the products in our warehouse. This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed. Upon the completion of the sale, the advances from this customer will be recognized as revenues and our inventory will be reduced by the products sold. We expect to recognize this sale in the near future.

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

Exchange of Warrants

On May 4, 2012, our board of directors approved a previously negotiated agreement with Barron Partners LP, dated February 7, 2012, pursuant to which Barron Partners, as the holder of warrants to purchase 55,158 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of series A preferred stock which were convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Corporation’s common stock at $2.70 per share, which was the market price of the common stock on February 7, 2012, the date the terms of the exchange were negotiated. The 2,201,582 shares of series A preferred stock were valued at the closing price of the underlying common stock on February 7, 2012 of $2.70 per share, and we recorded it as warrant modification expense of $197,408.

As a result of the transaction, we revalued the fair market value of the original warrants by using the Black-Scholes option-pricing model. The total fair market value of the original warrants was estimated to be $52,896 on February 7, 2012. The fair market value of the newly issued exchanged warrants was estimated to be $90,621 using the Black-Scholes option-pricing model. In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used: stock price of $2.70; expected dividend yield 0%; risk-free interest rate of 0.15%; volatility of 139.58% and an expected term of 0.77 year. We recorded the difference between the fair market value of original warrants of $52,896 and the fair market value of exchanged warrants of $90,621 amounting to $37,725 as a warrant modification expense with a corresponding credit of additional paid-in capital in 2012.

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

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in disposition.

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

Equipment Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met.  These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets.  We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  At December 31, 2012, we reflected certain electro-slag re-melted (“ESR”) equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheet.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the years ended December 31, 2012 and 2011, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2012 and 2011, amounts allocated to warranty revenues were not material. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and Development

Research and development costs are expensed as incurred.  We incurred minimal research and development expenses in the years ended December 31, 2012 and 2011.  Product development expenses, which primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties, are included in general and administrative expenses.

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

Recent Accounting Pronouncements

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, cash flows, or disclosures.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

The following table sets forth the results of our operations for the years ended December 31, 2012 and 2011 indicated as a percentage of net revenues (dollars in thousands):

	Years Ended December 31,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Revenues	$57,199	100.0%	$55,579	100.0%
Cost of revenues	44,063	77.0%	42,276	76.1%
Gross profit	13,136	23.0%	13,303	23.9%
Operating expenses	6,793	11.9%	5,121	9.2%
Income from operations	6,343	11.1%	8,182	14.7%
Other income (expenses)	(443)	(0.8)%	(81)	(0.1)%
Income before provision for income taxes	5,900	10.3%	8,101	14.6%
Provision for income taxes	1,701	3.0%	2,340	4.2%
Net income	4,199	7.3%	5,761	10.4%
Other comprehensive income:
Foreign currency translation adjustment	543	1.0%	2,549	4.6%
Comprehensive income	$4,742	8.3%	$8,310	15.0%

The following table sets forth information as to the gross margin for our two business segments for the years ended December 31, 2012 and 2011 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2012
Revenues	$31,941	$25,258	$57,199
Cost of revenues	$24,852	$19,211	$44,063
Gross profit	$7,089	$6,047	$13,136
Gross margin %	22.2%	23.9%	23.0%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2011
Revenues	$37,846	$17,733	$55,579
Cost of revenues	$28,469	$13,807	$42,276
Gross profit	$9,377	$3,926	$13,303
Gross margin %	24.8%	22.1%	23.9%

Revenues. For the year ended December 31, 2012, we had revenues of $57,199,000, as compared to revenues of $55,579,000 for the year ended December 31, 2011, an increase of approximately 2.9%. The increase in revenue was attributable to the increase in revenue from our forged rolled rings and related products for other industries and the increase in revenue from dyeing segment, offset by the decrease in revenue from our forged rolled rings and related products for wind power industry, and was summarized as follows (dollars in thousands):

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	(Decrease) Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$15,973	$25,750	$(9,777)	(38.0)%
Other industries	15,968	12,096	3,872	32.0%
Total forged rolled rings and related products	31,941	37,846	(5,905)	(15.6)%
Dyeing and finishing equipment	25,258	17,733	7,525	42.4%
Total revenues	$57,199	$55,579	$1,620	2.9%

Forged rolled rings and related products segment

Although we saw an increase of $3.9 million or 32.0% in revenues from the sale of forged rolled rings and related products to other industries, including revenues generated from our solar products, for 2012, revenue from forged rolled rings and related products for the wind power industry decreased by $9.8 million or 38.0% as compared to 2011.

The decrease in revenue from forging of rolled rings and related products for wind power industry for 2012 as compared to 2011 was primarily attributable to:

●
An apparent decline in the market for capital equipment, including products for the wind power industry, as well as the reduced demand for wind power products and the difficulties facing the wind power industry in China as discussed under “Industry Outlook”. Although we have been experiencing a decrease in the sale of forged products during 2012, we believe that, on a long-term basis, the demand for forged products in the wind industry in China will continue. As discussed in our industry outlook, the Chinese government has reported that it is still committed to the development of alternative energy sources, including wind power.

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

The demand for products such as ours which are used for wind power specifically is uncertain. We believe that over the long term, our forged rolled rings and related components for wind power industry will expand since the government of the PRC has announced its desire to increase the use of wind power as an energy source. We are currently seeking to expand into other industries including oil and natural gas, although we can give no assurances that the expansion will be successful.

The increase in revenue from forging of rolled rings and related products for other industries was primarily attributable to our increased sales efforts.

In 2011, we began to manufacture and delivery test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. This equipment is being marketed and manufactured in our forged rolled rings segment. We are seeking to use our technical knowledge to manufacture and market solar components used in production of multi crystalline and mono crystalline silicon wafers. Solar industry capabilities include the manufacture of complex pressure vessels and chamber, high temperature vessels, and thick-walled vessels. For 2012 and 2011, we generated revenue from the sale of solar industry related products of approximately $1,078,000 and $455,000, respectively. Additionally, at December 31, 2012, we have deposits from our international solar customer amounting to $1,591,000.

Dyeing and finishing equipment segment

The increase in revenue from the sale of dyeing and finishing equipment was primarily attributable to the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs. For 2012, cost of revenues was $44,063,000 as compared to $42,276,000 for 2011, an increase of $1,787,000, or 4.2%. Cost of revenues related to the manufacture of forged rolled rings and related products was $24,852,000 for 2012 as compared to $28,469,000 for 2011. Cost of revenues for the dyeing and finishing equipment segment was $19,211,000 for 2012, as compared to $13,807,000 for 2011.

Gross profit and gross margin. Our gross profit was $13,136,000 for 2012 as compared to $13,303,000 for 2011, representing gross margins of 23.0% and 23.9%, respectively.

Gross profit from forged rolled rings and related products segment was $7,089,000 for 2012 as compared to $9,377,000 for 2011, representing gross margins of approximately 22.2% and 24.8%, respectively. The decrease in our gross margin for the forged rolled rings and related products segment for 2012 as compared to 2011 was mainly attributed to the decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at lower production levels. We expect that we can improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $6,047,000 for 2012 as compared to $3,926,000 for 2011, representing gross margins of approximately 23.9% and 22.1%, respectively. For 2012, the significant portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery.  For 2011, the primary portion of our revenue for the dyeing and finishing equipment segment is from traditional dyeing machinery. Our airflow dyeing machinery uses air flow rather than water which is used in the traditional dyeing process. The technology used in airflow machinery results in reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. Our unit sale price for airflow dyeing machinery is a little higher than our unit sale price for traditional dyeing machinery, and our gross margins for the dyeing and finishing equipment segment for 2012 increased from  2011.

Depreciation. Depreciation was $6,519,000 and $5,351,000 for 2012 and 2011, respectively. Depreciation for 2012 and 2011 was included in the following categories (dollars in thousands):

	Years Ended December 31,
	2012	2011
Cost of revenues	$4,983	$4,238
Operating expenses	1,536	1,113
Total	$6,519	$5,351

The increase in depreciation expense for cost of revenues is attributable to the increase in our depreciable production equipment.

During 2012, we recorded depreciation expense related to ESR production equipment in operating expenses (rather than in cost of revenues) since we did not perform any production for ESR products and we did not use the equipment in 2012. During the first quarter of 2011, we recorded depreciation expense related to ESR production equipment in cost of revenues since we generated production activities for ESR products in the first quarter of 2011 and we recorded depreciation expense related to ESR equipment in operating expense in the rest of 2011. Accordingly, for 2012, depreciation included in operating expenses increased by approximately $423,000 as compared to 2011.

Impairment loss. During the year ended December 31, 2012, we recognized $2,206,000 of impairment charge as a result of writing down the carrying value of equipment to its estimated fair value based on an impairment assessment conducted on the equipment held for sale at December 31, 2012. We did not record any impairment loss during the year ended December 31, 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $3,051,000 for 2012, as compared to $4,008,000 for 2011, a decrease of $957,000 or approximately 23.9%.

Selling, general and administrative expenses for 2012 and 2011 consisted of the following (dollars in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Professional fees	$331	$392
Bad debt (recovery) expense	(47)	720
Payroll and related benefits	677	780
Travel and entertainment	202	249
Shipping	1,125	1,192
Other	763	675
Total	$3,051	$4,008

●
Professional fees for 2012 decreased by $61,000, or 15.6%, as compared to 2011. The decrease was primarily attributable to a decrease in fees incurred and paid for investor relations of approximately $32,000 and a decrease in other miscellaneous service fees of approximately $29,000.

●
For 2012, we had a net bad debt recovery of approximately $47,000, while for 2011, we had bad debt expense of approximately $720,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●
Payroll and related benefits for 2012 decreased by $103,000, or 13.2%, as compared to 2011. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $196,000 which reflected a drop in our average stock price used to value shares issued as compensation during 2012 as compared to 2011, offset by an increase in compensation and related benefits of approximately $93,000 in our forged rolled rings and related products segment and dyeing and finishing equipment segment resulting from increased salaries incurred and paid to management.

●
Travel and entertainment expense for 2012 decreased by $47,000, or 18.9%, as compared to 2011. The decrease for 2012 is primarily related to the decrease in travel for investor road shows and conferences.

●
Shipping expense for 2012 decreased by $67,000, or 5.6%, as compared to 2011 as a result of export sales in 2012. Approximately 7% of our 2012 sales by our forged rolled rings and related products segment were export sales, on which we were not responsible for shipping charges.  We did not have any significant export sales in 2011.

●
Other selling, general and administrative expenses for 2012 increased by $88,000, or 13.0% as compared to 2011. The increase was primarily attributable to the payment of Delaware franchise taxes in March 2012 of approximately $67,000 for fiscal years of 2011 and 2010 which had not been previously accrued, and an increase in other miscellaneous items of approximately $21,000.

Income from operations. For 2012, income from operations amounted to $6,344,000, as compared to $8,183,000 for 2011, a decrease of $1,839,000 or 22.5% primarily as a result of the impairment loss described above.

Other income (expense). Other income (expense) includes interest expense, nominal foreign currency transaction gain, warrant modification expense, interest income and other income. For 2012, total other expense amounted to $444,000 as compared to $82,000 for 2011, an increase of $362,000. The increase was primarily attributable to the warrant modification expense of approximately $235,000 and an increase in interest expense of approximately $112,000 attributable to an increase in debt and capital lease obligations.

Income tax expense. Income tax expense was $1,701,000 for 2012, as compared to $2,340,000 for 2011, a decrease of $639,000, or 27.3%. The decrease in income tax expense was attributable to the decrease in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $4,199,000, or $1.65 per share (basic) and $1.58 per share (diluted), for 2012, as compared with $5,761,000, or $2.94 per share (basic) and $2.30 per share (diluted), for 2011, a decrease of $1,562,000 or 27.1%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $543,000 for 2012, as compared to $2,549,000 for 2011. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for 2012 of $4,742,000, compared to $8,310,000 for 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2012 and 2011, we had cash balances of approximately $1,446,000 and $1,153,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
Country:
United States	$31	2.1%	$288	25.0%
China	1,415	97.9%	865	75.0%
Total cash and cash equivalents	$1,446	100.0%	$1,153	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to December 31, 2012 (dollars in thousands):

			December 31, 2011 to December 31, 2012
	December 31, 2012	December 31, 2011	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,446	$1,153	$293	25.4%
Restricted cash	-	314	(314)	(100.0)%
Notes receivable	88	54	34	64.8%
Accounts receivable, net of allowance for doubtful accounts	10,079	7,088	2,991	42.2%
Inventories, net of reserve for obsolete inventory	5,898	4,276	1,622	37.9%
Advances to suppliers	593	219	374	170.4%
Prepaid value-added taxes on purchase	542	1,512	(970)	(64.2)%
Prepaid expenses and other current assets	428	111	317	287.0%
Current liabilities:
Short-term bank loans	2,217	2,357	(140)	(5.9)%
Bank acceptance notes payable	-	314	(314)	(100.0)%
Accounts payable	5,474	4,997	477	9.6%
Accrued expenses	987	772	215	27.9%
Capital lease obligations – current portion	251	245	6	2.7%
Advances from customers	1,852	1,167	685	58.7%
VAT and service taxes payable	207	-	207	100.0%
Income taxes payable	822	592	230	38.8%
Working capital:
Total current assets	$19,074	$14,727	$4,347	29.5%
Total current liabilities	11,810	10,444	1,366	13.1%
Working capital:	$7,264	$4,283	$2,981	69.6%

Our working capital increased $2,981,000 to $7,264,000 at December 31, 2012 from $4,283,000 at December 31, 2011. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $293,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $2,991,000 due to the increase in revenues during 2012, an increase in inventories, net of reserve for obsolete inventory, of approximately $1,622,000, an increase in advances to suppliers of approximately $374,000, an increase in prepaid expenses and other current assets of approximately $317,000, a decrease in short-term bank loans of approximately $140,000, a decrease in bank acceptance notes payable of approximately $314,000, offset by a decrease in restricted cash of approximately $314,000, a decrease in prepaid VAT on purchases of approximately $970,000, an increase in accounts payable of approximately $477,000, an increase in accrued expenses of approximately $215,000, an increase in advances from customers of approximately $685,000, an increase in VAT and service taxes payable of approximately $207,000, an increase in income taxes payable of approximately $230,000.

Net cash flow provided by operating activities was $10,635,000 for 2012 as compared to $10,448,000 for 2011, an increase of $187,000. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheet.

Net cash flow provided by operating activities for 2012 was mainly due to:
●
net income of $4,199,000 and the add-back of non-cash items primarily including depreciation of $6,519,000, the amortization of land use rights of $94,000, loss on impairment of equipment of $2,206,000, the warrant modification expense of $235,000, and stock-based compensation of $168,000, and,

●
changes in operating assets and liabilities such as: a decrease in prepaid value-added taxes on purchases of $981,000, an increase in accounts payable of $439,000, an increase in accrued expenses of $210,000, an increase in VAT and service taxes payable of $206,000,  an increase in advances from customers of $676,000, offset by:

●	an increase in accounts receivable of $2,888,000, an increase in inventories of $1,550,000, an increase in advance to suppliers of $372,000 and a decrease in income tax payable of $326,000.

Net cash flow provided by operating activities for 2011 was mainly due to:

●
net income of $5,761,000 and the add-back of non-cash items, such as depreciation of $5,351,000,  amortization of land use rights of $91,000, the increase in allowance for doubtful accounts of $720,000 and stock-based compensation expense of $356,000, and,

●
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

Net cash flow used in investing activities, which reflected the purchase of property and equipment of $10,744,000 and $11,116,000 for 2012 and 2011, respectively.

We finance our working capital requirements with short term bank loans. As a result, our cash from financing activities typically reflects these borrowings and repayments. See Note 7 of Notes to Consolidated Financial Statements. Net cash flow provided by financing activities was $406,000 for 2012 as compared to net cash flow provided by financing activities $832,000 for 2011. During 2012, we received proceeds from bank loans of $3,481,000, offset by repayments of bank loans of $3,639,000, proceeds from decrease in restricted cash of $316,000, proceeds from sale of common stock – related parties of $613,000, and proceeds from exercise of warrants of $198,000, offset by the repayments of principal on capital lease obligations of $246,000 and decrease in bank acceptance notes payable of $316,000. During 2011, we received proceeds from loans of $4,325,000, proceeds from sale of common stock of $125,000, proceeds from exercise of common stock warrants of $400,000 and made repayment of bank loans of $3,862,000 and repayments of principal on capital lease obligations of $157,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2012 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,217	$2,217	$-	$-	$-
Capital lease obligations (2)	384	251	133	-	-
Total	$2,601	$2,468	$133	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	Capital lease obligations include the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For 2012, we had unrealized foreign currency translation gain of $543,415, because of the change in the exchange rate.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2012.

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During 2012, due to both our financial performance and working capital requirements, and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system in 2013 by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during 2012. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	56	Chief executive officer, chairman and director
Adam Wasserman	48	Chief financial officer
Tianxiang Zhou2,3	74	Director
Xi Liu1,3	44	Director
Baowen Wang1,2,3	66	Director
Furen Chen1,2	68	Director

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

Adam Wasserman has been our chief financial officer since December 10, 2012. Mr. Wasserman served as our vice president of financial reporting from 2008 until his appointment as chief financial officer in December 2012. Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), in both of which he is the controlling stockholder. CFO Oncall provides chief financial officer services to various companies. Currently, Mr. Wasserman also serves as the chief financial officer of Oriental Dragon Corp, a position he has held since June 2010, Apps Genius Corp since January 2011, Yew Bio-Pharm Group, Inc. since September 2011, Universal Tech Corp since November 2012 and Wally World Media, Inc. since November 2012. Mr. Wasserman also served as chief financial officer for Gold Horse International, Inc. from July 2007 to September 2011, Transax International Limited from May 2005 to December 2011, and other companies all under the terms of consulting agreements with CFO Oncall. Mr. Wasserman holds a bachelor of science from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association.

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

Baowen Wang has been a director since July 2012. Mr. Wang works as a senior engineer at the National 559th factory research center, a state-owned precision optical research center, a position he has held since 2005, when he retired as head of the Wuxi HuGuang Instrument Research Institute, a position he has held since 1979. Mr. Wang graduated from NanJing University, majoring in weather station and radar. Mr. Wang’s background in engineering and his practical industrial experience is important to us as we plan and develop our business.

Furen Chen has been a director since July 2012. Mr. Chen is general manger and chairman of the board of Wuxi City ZhengCheng Accounting Services, Ltd., a position he has held since February 2000. From 1990 until February 2000, Mr. Chen was accounting manager at Qian Zhou Agricultural Financial Co., Ltd. Mr. Chen is a certified public accountant in China. Mr. Chen’s finance and accounting experience background is important to us as we improve our financial accounting controls.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Baowen Wang, Xi Liu and Furen Chen, with Mr. Baowen Wang serving as chairman. The compensation committee is comprised of Tianxiang Zhou, Baowen Wang and Furen Chen, with Mr. Tianxiang Zhou as chairman. The corporate governance/nominating committee is comprised of Xi Liu, Baowen Wang, and Tianxiang Zhou, with Mr. Xi Liu as chairman.

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

The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally. If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. We are in the process of amending our compensation committee charter to meet the requirements of Nasdaq.  We will include provisions which give the compensation committee specific responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers, as well as the requirement to consider six independence factors before selecting, or receiving advice from, such advisers.  We expect to have the amended charter in place prior to July 1, 2013, when we are required by Nasdaq to have these provisions in effect.

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

The board and its committees held the following number of meetings during 2012:

Board of directors	4
Audit committee	4
Compensation committee	0
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2012.

Compensation Committee Interlocks and Insider Participation

Aside from his/her service as director, no member of our compensation committee had any relationship with us as of December 31, 2012. Except for Adam Wasserman, our chief financial officer, none of our executive officers served as a director or compensation committee member of another entity.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2012, Mr. Chen and Mr. Wang were delinquent in making Form 4 filings.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2012 and 2011 by each person who served as chief executive officer and chief financial officer. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu, chief executive officer (1)	2012 2011	23,735 0	0 0	28,000 98,740	0 0	51,735 98,740

Adam Wasserman, chief	2012	42,556	0	28,051	0	70,607
financial officer (2)	2011	42,000	0	12,220	0	54,220

Wanfen Xu, chief	2012	6,685	0	0	0	6,685
financial officer (3)	2011	5,969	0	0	0	5,969

Fernando Liu, chief financial officer (4)	2012	0	0	19,040	0	19,040
	2011	77,238	0	59,700	0	136,938

(1)	Mr. Wu’s 2012 compensation consisted of salary of $23,735 and 10,000 shares of common stock, valued at $28,000. Mr. Wu’s 2011 compensation consisted of 4,800 shares of common stock, valued at $98,740.
(2)
Mr. Wasserman has been our chief financial officer since December 2012.  Mr. Wasserman served as our vice president of financial reporting from 2008 until his appointment as chief financial officer in December 2012. Mr. Wasserman’s compensation is paid to CFO Oncall Inc. where he serves as chief executive officer. Mr. Wasserman’s 2012 compensation included salary of $42,556 and 9,634 shares of common stock, valued at $28,051. Mr. Wasserman’s 2011 compensation included salary of $42,000 and 1,500 shares of common stock, valued at $12,220.

(3)
Ms. Xu served as our chief financial officer since March 2012 and she resigned in December 2012. Ms. Xu served as the financial controller of Electrical and Dyeing from 2009 until her appointment as chief financial officer in March 2012. Ms. Xu’s 2012 compensation was salary of $6,685 and her 2011 compensation was salary of $5,969.

(4)
Mr. Liu served as our chief financial officer during 2011 and he resigned in December 2011. Mr Liu’s 2011 compensation included salary of $77,238 and 3,000 shares of common stock, valued at $59,700. Mr. Liu served as our consultant during 2012 and his 2012 compensation was 6,800 shares of common stock, valued at $19,040.

Employment Agreement

Pursuant to an employment agreement dated December 10, 2012, Adam Wasserman receives compensation at the annual rate of $52,000. In addition, Mr. Wasserman was granted 19,603 shares of common stock pursuant to our long-term incentive plan. The agreement has a term commencing December 10, 2012 through March 31, 2014.

Compensation of Directors

Except for Mr. Li, we do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our directors. For services as a director, we paid Mr. Li an annual fee of $6,000, payable quarterly, and in 2011, we issued to Mr. Li 438 shares of common stock, which represents $6,000 divided by the closing price of our common stock on the date of his election.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2012. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Tianxiang Zhou	0	0	0
Xi Liu	0	0	0
Furen Chen	0	0	0
Baowen Wang	0	0	0
Drew Bernstein (1)	5,000	1,373	6,373
Min Li (2)	3,000	957	3,957

(1)	Mr. Bernstein was a director during a portion of 2012.
(2)	Mr. Li was a director during a portion of 2012.

2010 Long-Term Incentive Plan

In January 2010, the board of directors adopted, and in March 2010, the stockholders approved the 2010 long-term incentive plan, covering 200,000 shares of common stock. The 2010 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2010 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The board has granted the compensation committee the authority to administer the 2010 plan. Members of the committee are not eligible for stock options or stock grants pursuant to the 2010 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2012, the Company had issued a total of 147,991 shares of common stock pursuant to this plan.

The following table sets forth information as options outstanding on December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0
Adam Wasserman	0	0	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 28, 2013, by:

●	each current director;
●	each current officer named in the summary compensation table;
●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu CEO, President and Chairman (1) (3)	798,675	27.6%
Adam Wasserman, CFO (5)	19,889	*
Lihua Tang (1) (3)	798,675	27.6%
Maxworthy International Limited (1)	544,267	18.8%
Yunxia Ren (2) (4)	342,074	11.8%
Haoyang Wu (2) (4)	342,074	11.8%
Xi Liu	0	*
Tianxiang Zhou	0	*
Baowen Wang	0	*
Furen Chen	0	*
All current officers and directors as a group (two persons owning stock)	818,564	28.3%

* less than 1%.

(1)
Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd.  Mr. Wu is also managing director of Maxworthy.  The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 544,267 shares owned by Maxworthy and (ii) 175,425 shares owned by Mr. Wu and (iii) 78,983 shares owned by Ms. Tang. Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other. The address for Maxworthy is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(2)
Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang.  Ms. Ren owns 273,822 shares of common stock and Mr. Wu owns 68,252 shares of common stock.  Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, PRC

(4)	Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City, Jiangsu Province, PRC.

(5)	19,603 shares are held by Adam Wasserman and 286 shares are held in the name of CFO Oncall Asia, Inc. of which Mr. Wasserman is chief executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Four of our directors, Furen Chen, Baowen Wang, Xi Liu, and Tianxiang Zhou, are independent directors, using the Nasdaq definition of independence. Each of these directors serves on at least two of our board committees. The audit committee is comprised of Baowen Wang (chair), Xi Liu and Furen Chen, the compensation committee is comprised of Tianxiang Zhou (chair), Baowen Wang, and Furen Chen, and the corporate governance/nominating committee is comprised of Xi Liu (chair), Baowen Wang, and Tianxiang Zhou. Our board has determined that Mr. Wang is an audit committee financial expert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, and its predecessor, Sherb and Co., LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$105,500	$105,500
Audit Related Fees	$0	$0
Tax Fees	$3,500	$7,500
All Other Fees	$0	$0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation. *
3.2	Bylaws. (1)
10.1	Agreement between the Company and Adam Wasserman, dated February 1, 2010 (3)
10.2	2010 Long-Term Incentive Plan (3)
14.1	Code of ethics and business conduct for officers, directors and employees (2)
14.2	Cleantech Solutions International, Inc. ethics hotline/whistleblower program (2)
21.0	List of subsidiaries*
23.1	Consent of RBSM LLP*
23.2	Consent of Sherb & Co. LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(2)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(3)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2010.
*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: April 11, 2013	By:	/s/ Jianhua Wu,
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	April 11, 2013
Jianhua Wu	(Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	April 11, 2013
Adam Wasserman	(Principal Financial and Accounting Officer)

/s/ Tianxiang Zhou	Director	April 11, 2013
Tianxiang Zhou

/s/ Xi Liu	Director	April 11, 2013
Xi Liu

/s/ Baowen Wang	Director	April 11, 2013
Baowen Wang

/s/ Furen Chen	Director	April 11, 2013
Furen Chen

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Page
Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2012 and 2011	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2012 and 2011	F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-8 to F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cleantech Solutions International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cleantech Solutions International, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleantech Solutions International, Inc. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
April 11, 2013

805 Third Avenue New York, New York 10022 Tel. 212-838-5100 Fax. 212-838-2678 E-mail: info@sherbcpa.com

Offices in New York, Florida, and Beijing, China

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cleantech Solutions International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cleantech Solutions International, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of their operations and their cash flows for the years ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
New York, New York

March 27, 2012

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,445,728	$1,152,607
Restricted cash	-	314,233
Notes receivable	88,029	53,420
Accounts receivable, net of allowance for doubtful accounts	10,078,623	7,087,958
Inventories, net of reserve for obsolete inventory	5,897,555	4,276,090
Advances to suppliers	593,104	219,347
Prepaid VAT on purchases	542,032	1,512,213
Prepaid expenses and other	428,326	110,670

Total Current Assets	19,073,397	14,726,538

PROPERTY AND EQUIPMENT - net	59,436,100	64,042,079

OTHER ASSETS:
Deferred tax asset	551,890	-
Equipment held for sale	7,118,555	-
Land use rights, net	3,756,342	3,820,536

Total Assets	$89,936,284	$82,589,153

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,216,558	$2,356,749
Bank acceptance notes payable	-	314,233
Accounts payable	5,474,479	4,997,109
Accrued expenses	986,824	771,597
Capital lease obligation - current portion	251,413	244,747
Advances from customers	1,851,987	1,166,942
VAT and service taxes payable	206,527	-
Income taxes payable	822,082	592,202

Total Current Liabilities	11,809,870	10,443,579

OTHER LIABILITIES:
Capital lease obligation - net of current portion	132,756	381,235

Total Liabilities	11,942,626	10,824,814

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized and 0 share issued and outstanding at December 31, 2012; 30,000,000 shares authorized and designated as series A convertible preferred stock and 10,995,807 shares issued and outstanding at December 31, 2011)	-	10,996
Common stock ($0.001 par value; 50,000,000 shares authorized; 2,894,586 and 2,101,849 shares issued and outstanding at December 31, 2012 and 2011, respectively)	2,894	2,102
Additional paid-in capital	28,987,128	27,489,600
Retained earnings	38,401,734	34,618,341
Statutory reserve	2,479,738	2,064,551
Accumulated other comprehensive gain - foreign currency translation adjustment	8,122,164	7,578,749

Total Stockholders' Equity	77,993,658	71,764,339

Total Liabilities and Stockholders' Equity	$89,936,284	$82,589,153

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011

REVENUES	$57,199,221	$55,579,262

COST OF REVENUES	44,062,636	42,275,919

GROSS PROFIT	13,136,585	13,303,343

OPERATING EXPENSES:
Depreciation	1,535,715	1,112,769
Impairment loss	2,206,253	-
Selling, general and administrative	3,050,911	4,007,997

Total Operating Expenses	6,792,879	5,120,766

INCOME FROM OPERATIONS	6,343,706	8,182,577

OTHER INCOME (EXPENSE):
Interest income	11,384	3,652
Interest expense	(305,659)	(193,709)
Foreign currency gain	157	5,046
Warrant modification expense	(235,133)	-
Other income	85,727	103,448

Total Other Income (Expense), net	(443,524)	(81,563)

INCOME BEFORE INCOME TAXES	5,900,182	8,101,014

INCOME TAXES	1,701,602	2,340,471

NET INCOME	$4,198,580	$5,760,543

COMPREHENSIVE INCOME:
NET INCOME	$4,198,580	$5,760,543

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	543,415	2,549,278

COMPREHENSIVE INCOME	$4,741,995	$8,309,821

NET INCOME PER COMMON SHARE:
Basic	$1.65	$2.94
Diluted	$1.58	$2.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,538,246	1,962,146
Diluted	2,649,043	2,500,805

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012 and 2011

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2010	16,205,268	$16,205	1,875,113	$1,875	$26,595,929	$29,264,152	$1,658,197	$5,029,471	$62,565,829

Common stock issued for services	-	-	21,116	21	363,668	-	-	-	363,689

Series A preferred converted to common shares	(5,916,176)	(5,916)	197,206	197	5,719	-	-	-	-

Exercise of stock warrants	706,715	707	4,185	4	399,289	-	-	-	400,000

Sale of common stock	-	-	3,501	5	124,995	-	-	-	125,000

Shares issued for adjustments for 1:10 reverse split	-	-	728	-	-	-	-	-	-

Adjustment to statutory reserve	-	-	-	-	-	(406,354)	406,354	-	-

Net income for the year	-	-	-	-	-	5,760,543	-	-	5,760,543

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,549,278	2,549,278

Balance, December 31, 2011	10,995,807	10,996	2,101,849	2,102	27,489,600	34,618,341	2,064,551	7,578,749	71,764,339

Common stock issued for services	-	-	121,053	121	441,025	-	-	-	441,146

Series A preferred converted to common shares	(13,197,389)	(13,198)	439,912	440	12,758	-	-	-	-

Series A preferred issued for warrant modification	2,201,582	2,202	-	-	232,931	-	-	-	235,133

Exercise of stock warrants	-	-	73,386	73	198,069	-	-	-	198,142

Sale of common stock - related parties	-	-	157,966	158	612,745	-	-	-	612,903

Shares issued for adjustments for 1:10 reverse split	-	-	420	-	-	-	-	-	-

Adjustment to statutory reserve	-	-	-	-	-	(415,187)	415,187	-	-

Net income for the year	-	-	-	-	-	4,198,580	-	-	4,198,580

Foreign currency translation adjustment	-	-	-	-	-	-	-	543,415	543,415

Balance, December 31, 2012	-	$-	2,894,586	$2,894	$28,987,128	$38,401,734	$2,479,738	$8,122,164	$77,993,658

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,198,580	$5,760,543
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,519,394	5,351,359
Amortization of land use rights	93,537	91,316
Decrease in inventory reserve	(37,882)	-
(Decrease) increase in allowance for doubtful accounts	(46,672)	720,302
Loss on impairment of equipment held for sale	2,206,253	-
Warrant modification expense	235,133	-
Stock-based compensation expense	167,714	355,856
Changes in operating assets and liabilities:
Notes receivable	(34,178)	(848)
Accounts receivable	(2,887,716)	694,014
Inventories	(1,549,740)	(761,072)
Prepaid value-added taxes on purchases	981,236	1,331,923
Prepaid and other current assets	(43,513)	(64,667)
Advances to suppliers	(371,849)	125,396
Accounts payable	438,945	(3,425,206)
Accrued expenses	209,831	224,493
VAT and service taxes payable	206,405	(83,358)
Income taxes payable	(326,373)	(777,914)
Advances from customers	675,667	906,282

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,634,772	10,448,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,744,247)	(11,115,640)

NET CASH USED IN INVESTING ACTIVITIES	(10,744,247)	(11,115,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(246,485)	(156,918)
Proceeds from bank loans	3,481,101	4,325,320
Repayments of bank loans	(3,639,333)	(3,861,893)
Decrease (increase) in restricted cash	316,464	(308,951)
(Decrease) increase in bank acceptance notes payable	(316,464)	308,951
Proceeds from sale of common stock	-	125,000
Proceeds from sale of common stock - related parties	612,903	-
Proceeds from exercise of warrants	198,142	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	406,328	831,509

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(3,732)	41,142

NET INCREASE IN CASH AND CASH EQUIVALENTS	293,121	205,430

CASH AND CASH EQUIVALENTS - beginning of year	1,152,607	947,177

CASH AND CASH EQUIVALENTS - end of year	$1,445,728	$1,152,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$305,659	$193,709
Income taxes	$2,027,976	$3,118,384

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Security deposit and leased property in exchange for capital lease obligations	$-	$772,379
Increase in property in exchange for increase in payable	$-	$516,531
Series A preferred converted to common shares	$13,198	$5,916
Common stock issued for future service	$281,265	$7,833

See notes to consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Electrical was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008.  Electrical produces large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries.  In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Through Fulland Wind Energy, the Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power industry, and solar products, including large-scale equipment used in the manufacturing process for the solar industry. The Company refers to this segment of its business as the forged rolled rings and related components division.

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
December 31, 2012 and 2011

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

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and the two shareholders of the Huayang Companies, Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agree to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that, without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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
December 31, 2012 and 2011

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

Pursuant to ASC Topic 810 and related subtopics related to the consolidation of variable interest entities, the accounts of the Huayang Companies are consolidated in the accompanying financial statements.  As VIEs, the Huayang Companies’ assets and liabilities are included in the Company’s, their sales are included in the Company’s total sales, their income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. Since there is no non-controlling interest in the Huayang Companies, the Company did not subtract any net income in calculating the net income of the VIEs that is attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in the Huayang Companies that requires consolidation of the Company’s and the Huayang Companies’ financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and warrant modification expense.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S.  As of December 31, 2012 and 2011, balances in banks in the PRC of $1,414,674 and $864,517, respectively, are uninsured.

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
December 31, 2012 and 2011

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

The following table presents information about equipment held for sale measured at fair value on a nonrecurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012	Loss
Equipment held for sale	$-	$-	$7,118,555	$7,118,555	$2,206,253

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in FASB ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2012. Upon completion of its 2012 impairment analysis, the Company determined that the carrying value exceeded the fair market value on equipment which is held for sale. The Company recorded an impairment charge of $2,206,253.

The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, prepaid VAT on purchases, equipment held for sale, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued expenses, capital lease obligations, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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
December 31, 2012 and 2011

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

At December 31, 2012 and 2011, the Company’s cash balances by geographic area were as follows:

	December 31, 2012		December 31, 2011
Country:
United States	$31,054	2.1%	$288,090	25.0%
China	1,414,674	97.9%	864,517	75.0%
Total cash and cash equivalents	$1,445,728	100.0%	$1,152,607	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable to the bank.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $88,029 and $53,420 at December 31, 2012 and 2011, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2012 and 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,592,057 and $2,618,608, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $135,980 and $172,557 at December 31, 2012 and 2011, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $593,104 and $219,347 as of December 31, 2012 and 2011, respectively.

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

Equipment held for sale

Long-lived assets are classified as held for sale when certain criteria are met.  These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets.  We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell.  At December 31, 2012, the Company reflected certain electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheet.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended December 31, 2012, the Company incurred an impairment charge in operations of $2,206,253 on the electro-slag re-melted equipment. The valuation of the electro-slag re-melted equipment, and the amount of the impairment charge, was based on an impairment assessment conducted on the equipment held for sale at December 31, 2012.  The Company did not record any impairment charge for the year ended December 31, 2011.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at December 31, 2012 and 2011 amounted to $1,851,987 and $1,166,942, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2012 and 2011, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012 and 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Shipping costs

Shipping costs are included in selling expenses and totaled $1,124,667 and $1,192,268 for the years ended December 31, 2012 and 2011, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $186,010 and $150,493 for the years ended December 31, 2012 and 2011, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and totaled $20,678 and $6,041 for the years ended December 31, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred. The Company did not incur any research and development expense in 2012 and 2011.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2012 and 2011 was $(3,732) and $41,142, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at December 31, 2012 and 2011 were translated at 6.31610 RMB to $1.00 and at 6.36470 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2012 and 2011 were 6.31984 RMB and 6.47351 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reverse stock split

The Company effected a one-for-ten reverse stock split on March 6, 2012. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Change in state of incorporation; reduction in authorized preferred stock

On August 7, 2012, the Company changed its state of incorporation from Delaware to Nevada, and on that date the Company’s articles of incorporation and bylaws as a Nevada corporation became effective. The Nevada articles of incorporation reduced the number of authorized shares of preferred stock to 10,000,000.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:

	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$4,198,580	$5,760,543

Weighted average common stock outstanding – basic	2,538,246	1,962,146
Effect of dilutive securities:
Series A convertible preferred stock	103,149	488,599
Warrants	7,648	50,060
Weighted average common stock outstanding– diluted	2,649,043	2,500,805
Net income per common share - basic	$1.65	$2.94
Net income per common share - diluted	$1.58	$2.30

The Company's aggregate common stock equivalents at December 31, 2012 and 2011 included the following:

	December 31, 2012	December 31, 2011
Warrants	-	220,158
Series A convertible preferred stock	-	366,527
Total	-	586,685

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

Recent accounting pronouncements

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2012 and 2011, accounts receivable consisted of the following:

	December 31, 2012	December 31, 2011
Accounts receivable	$12,670,680	$9,706,566
Less: allowance for doubtful accounts	(2,592,057)	(2,618,608)
	$10,078,623	$7,087,958

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company decreased the allowance for doubtful accounts in the amount of $46,672 for the year ended December 31, 2012 and increased the allowance for doubtful accounts in the amount of $720,302 for the year ended December 31, 2011.

NOTE 3 - INVENTORIES

At December 31, 2012 and 2011, inventories consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$1,685,493	$1,514,928
Work in process	2,602,990	1,441,231
Finished goods	1,745,052	1,492,488
	6,033,535	4,448,647
Less: reserve for obsolete inventory	(135,980)	(172,557)
	$5,897,555	$4,276,090

For the year ended December 31, 2012, the Company decreased reserve for obsolete inventory in the amount of $37,882 as the part of reserved inventory in prior years had been sold out in 2012. For the year ended December 31, 2011, the Company did not make any change for reserve for obsolete inventory.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consisted of the following:

	Useful Life	December 31, 2012	December 31, 2011

Office equipment and furniture	5 Years	$222,853	$215,145
	5 – 10
Manufacturing equipment	5 – 10 Years	56,916,700	57,347,726
Vehicles	5 Years	125,167	124,211
Construction in progress	-	28,785	330,730
Building and building improvements	20 Years	20,785,597	20,623,919
		78,079,102	78,641,731
Less: accumulated depreciation		(18,643,002)	(14,599,652)

		$59,436,100	$64,042,079

For the years ended December 31, 2012 and 2011, depreciation expense amounted to $6,519,394 and $5,351,359, respectively, of which $4,983,679 and $4,238,590, respectively, is included in cost of revenues and the remainder is included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

In 2011, the Company entered into a non-cancelable capital lease agreement with expiration date of June 3, 2014. Accordingly, the asset related to the capital lease in the amount of $785,583 and $791,628, respectively, is included in the accompanying consolidated balance sheets in property and equipment as of December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, the depreciation expense related to the capital lease in the amount of $71,204 and $0, respectively, is included in cost of revenues.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2012 and 2011, amortization of land use rights amounted to $93,537 and $91,316, respectively. At December 31, 2012 and 2011, land use rights consisted of the following:

	Useful Life	December 31, 2012	December 31, 2011
Land use rights	45 - 50 years	$4,274,916	$4,242,273
Less: accumulated amortization		(518,574)	(421,737)
		$3,756,342	$3,820,536

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:	Amount
2013	$93,592
2014	93,592
2015	93,592
2016	93,592
2017	93,592
Thereafter	3,288,382
$3,756,342

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 6 – EQUIPMENT HELD FOR SALE

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell these assets.  The assets held for sale is no longer subject to depreciation as they are not used in operations. As of December 31, 2012, the Company committed to a plan to sell certain ESR equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheet. The Company evaluated equipment for impairment at December 31, 2012. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the year ended December 31, 2012, the Company incurred an impairment charge in operations of $2,206,253 on ESR equipment. Although the Company is actively seeking and negotiating with potential buyers, the Company can give no assurances that the sale process will be successful and, if it were successful, there are no assurances as to the amount or timing of any potential proceeds.

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At December 31, 2012 and 2011, short-term bank loans consisted of the following:

	December 31, 2012	December 31, 2011
Loan from Agricultural and Commercial Bank, due and repaid on March 30, 2012 with annual interest at December 31, 2011 of 7.88%, secured by certain assets of the Company.	$-	$628,466
Loan from China Merchants Bank, due and repaid on May 20, 2012 with annual interest rate of 6.73% at December 31, 2011, respectively.	-	471,350
Loan from Agricultural and Commercial Bank, due on October 10, 2012 with annual interest rate of 5.75%, secured by certain assets of the Company and repaid on August 22, 2012.	-	471,350
Loan from Agricultural and Commercial Bank, due on August 26, 2013 with annual interest rate of 6.90% at December 31, 2012, secured by certain assets of the Company.	474,977	-
Loan from Bank of Communications, due and repaid on May 14, 2012 with annual interest rate adjusted quarterly based on 120% of People’s Bank of China’s base rate.	-	471,350
Loan from Bank of Communications, due and repaid on May 23, 2012 with annual interest rate adjusted quarterly based on 120% of People’s Bank of China’s base rate.	-	314,233
Loan from Bank of Communications, due on May 8, 2013 with annual interest rate of 6.72% at December 31, 2012.	316,651	-
Loan from Bank of Communications, due on May 12, 2013 with annual interest rate of 6.72% at December 31, 2012	474,977	-
Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at December 31, 2012, secured by certain assets of the Company, renewed on due date (see Note 16).	949,953	-

Total short-term bank loans	$2,216,558	$2,356,749

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At December 31, 2012 and 2011, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2012	December 31, 2011
China Merchants Bank, non-interest bearing, due and paid on January 15, 2012, collateralized by 100% of restricted cash deposited.	$-	$314,233

NOTE 9 - CAPITAL LEASE OBLIGATION

In 2011, the Company entered into a non-cancelable capital lease agreement with expiration date of June 3, 2014. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset and future obligations related to the capital lease are included in the accompanying consolidated balance sheets in property and equipment and capital lease obligations, respectively. Minimum future lease payments under the capital lease are as follows:

Years ending December 31,	Amount
2013	$372,807
2014	175,346
Total minimum lease payments	548,153
Less: amount representing interest	(66,918)
Less: security deposit due	(97,066)
Present value of net minimum lease payment	384,169
Less: current portion	(251,413)
Long-term portion	$132,756

NOTE 10 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards and to the temporary differences related to the deduction of impairment losses in PRC for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized.

Net deferred tax asset related to the U.S. net operating loss carry forward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Effective in January 2008, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIEs (Dyeing and Electric) and the Company’s subsidiary, Fulland Wind Energy, are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 10 – INCOME TAXES (continued)

Cleantech Solutions International, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $4,748,000 for income tax purposes through December 31, 2012, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2032. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $51 million and $47 million as of December 31, 2012 and 2011, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2012 and 2011:

	2012	2011
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(10.4)%	(10.4)%
Other	1.4%	1.4%
U.S. valuation allowance	3.8%	3.9%
Total provision for income taxes	28.8%	28.9%

For the years ended December 31, 2012 and 2011, income tax expense related to our operations in the PRC and amounted to $1,701,602 and $2,340,471, respectively.

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net U.S. operating loss carry forward	$1,614,245	$1,388,805
Loss on impairment of equipment	551,890	-
Total gross deferred tax assets	2,166,135	1,388,805

Less: valuation allowance	(1,614,245)	(1,388,805)
Net deferred tax asset	$551,890	$-

The valuation allowance at December 31, 2012 and 2011 were $1,614,245 and $1,388,805, respectively, related to the U.S. net operating loss carry forward. During 2012, the valuation allowance was increased by approximately $225,000 from the prior year.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for sale in PRC, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for sale in PRC will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $551,890 has been set up at December 31, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS’ EQUITY

(a)           Preferred stock issued for warrant modification

On February 7, 2012, in an effort to induce its warrant holder to exercise their warrants, the Company signed an agreement with Barron Partners LP (“Barron”), pursuant to which Barron, as the holder of warrants to purchase 55,158 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of the Company’s series A preferred stock which are convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Company’s common stock at $2.70 per common share, with the proceeds from the exercise of the warrants being used to pay expenses incurred by the Company in connection with its public company expenses. In connection with the warrant modification, the Company valued the 2,201,582 series A preferred shares issued at fair market value on the date of grant of $197,408 based on the 73,386 common shares issuable upon conversion of the series A preferred stock multiplied by the quoted trading price of the common stock on the grant date of $2.70 per share. In connection with the transaction, on February 7, 2012, the Company revalued the fair market value of the original warrants by using the Black-Scholes option-pricing model. The total fair market value of the original warrants was estimated to be $52,896 on February 7, 2012. The fair market value of the newly issued exchanged warrants was estimated to be $90,621 using the Black-Scholes option-pricing model. In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used: stock price of $2.70; expected dividend yield 0%; risk-free interest rate of 0.15%; volatility of 139.58% and an expected term of 0.77 year. The Company recorded the difference between the fair market value of original warrants of $52,896 and the fair market value of exchanged warrants of $90,621 which amounted to $37,725 as a warrant modification expense with a corresponding credit of additional paid-in capital. Accordingly, for the year ended December 31, 2012, the Company recorded an aggregate warrant modification expense of $235,133 on the accompanying consolidated statement of income. For the year ended December 31, 2011, the Company did not record any warrant modification expense.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

(b)       Common stock issued for services (continued)

On April 14, 2011, the Company issued 1,300 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2010. The shares were valued at the fair value on the grant date based on the quoted trading price of the common stock. For the year ended December 31, 2011, the Company recorded stock-based professional fees of $37,440.

On May 26, 2011, the Company issued 1,250 shares of common stock to an investor relations firm pursuant to an agreement with the firm for the twelve months beginning May 1, 2011. The shares were valued at the fair value on the grant date based on the quoted trading price of the common stock, and the Company recorded stock-based professional fees of $15,667 in 2011 and prepaid expenses of $7,833 which was amortized in 2012.

During the year ended December 31, 2012, the Company issued a total of 121,053 shares of common stock pursuant to its 2010 long-term incentive plan, of which 250 shares were issued to a director, 35,000 shares were issued to the chief executive officer, 28,403 shares were issued to the chief financial officer and 57,400 shares were issued to other employees and consultants.  These shares were issued for services rendered through December 31, 2012, which have been accounted for as stock-based compensation and for services to be rendered during 2013, which have been accounted for as prepaid expense at December 31, 2012. The shares were valued at the fair market value on the date of grant. During the year ended December 31, 2012, the Company recorded stock-based compensation of $159,881 and prepaid expense of $281,265, which will be amortized in 2013.

All of the shares issued as compensation, other than the shares issued to the former chief financial officer pursuant to his employment agreement, were issued pursuant to the Company’s long-term incentive plan.

(c)        Common stock issued upon conversion of preferred stock

During the year ended December 31, 2011, the Company issued 197,206 shares of common stock upon the conversion of 5,916,176 shares of series A preferred stock.

During the year ended December 31, 2012, the Company issued 439,912 shares of common stock upon the conversion of 13,197,389 shares of series A preferred stock. As of December 31, 2012, the Company had no preferred stock outstanding and all authorized shares of preferred stock were without designation as to series.

(d)        Common stock sold for cash

On January 18, 2011, the Company sold 3,501 shares of its common stock to its former chief financial officer for $125,000, representing the market price on January 18, 2011, the date of the stock purchase agreement.

On November 28, 2012, the Company sold 157,966 shares of its common stock to its chief executive officer and his wife for $612,903, representing the market price on November 28, 2012, the date of the stock purchase agreement.

(e)       Common stock issued for exercise of warrants

In May 2011, the Company issued 4,185 shares of its common stock upon the cashless exercise of warrants.

During the year ended December 31, 2012, the Company issued 73,386 shares of its common stock upon the exercise of warrants, for which the Company received cash proceeds of $198,142. At December 31, 2012, there were no warrants outstanding.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

(f)          Series A preferred stock issued upon exercise of warrants

During the year ended December 31, 2011, the Company issued a total of 706,715 shares of series A preferred stock upon the exercise of warrants, for which the Company received total cash proceeds of $400,000.  Each share of series A preferred stock was convertible into one-thirtieth of a share of common stock. As of December 31, 2012, there were no shares of series A preferred stock outstanding.

 (g)        Warrants

Warrant activities for the years ended December 31, 2012 and 2011 were summarized as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	220,158	$15.73	252,465	$15.73
Issued	73,386	2.70	-	-
Exercised	(73,386)	(2.70)	(32,307)	15.60
Cancelled	(220,158)	(15.73)	-	-
Balance at end of year	-	$-	220,158	$15.73
Warrants exercisable at end of year	-	$-	220,158	$15.73

(h)	2010 Long-Term Incentive Plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 200,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2012, the Company had issued a total of 147,991 shares of common stock under the plan.

NOTE 12– STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. Prior to December 31, 2009, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Electric. As of December 31, 2012, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Fulland Wind Energy.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 12– STATUTORY RESERVES (continued)

For the years ended December 31, 2012 and 2011, statutory reserve activities were as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2010	$72,407	$1,168,796	$416,994	$1,658,197
Addition to statutory reserves	-	-	406,354	406,354
Balance – December 31, 2011	72,407	1,168,796	823,348	2,064,551
Addition to statutory reserves	300,641	-	114,546	415,187
Balance – December 31, 2012	$373,048	$1,168,796	$937,894	$2,479,738

NOTE 13 – SEGMENT INFORMATION

For the years ended December 31, 2012 and 2011, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Revenues:
Forged rolled rings and related components	$31,940,931	$37,846,190
Dyeing and finishing equipment	25,258,290	17,733,072
	57,199,221	55,579,262
Depreciation:
Forged rolled rings and related components	5,077,390	4,416,579
Dyeing and finishing equipment	1,442,004	934,780
	6,519,394	5,351,359
Interest expense:
Forged rolled rings and related components	239,974	193,709
Dyeing and finishing equipment	65,685	-
Other (a)	-	-
	305,659	193,709
Net income (loss):
Forged rolled rings and related components	1,359,449	4,586,263
Dyeing and finishing equipment	3,737,787	2,098,426
Other (a)	(898,656)	(924,146)
	4,198,580	5,760,543
Identifiable long-lived tangible assets at December 31, 2012 and 2011 by segment:
Forged rolled rings and related components	$47,754,697	$51,930,395
Dyeing and finishing equipment	18,799,958	12,111,684
	$66,554,655	$64,042,079
Identifiable long-lived tangible assets at December 31, 2012 and 2011 by geographical location:
China	$66,554,655	$64,042,079
United States	-	-
	$66,554,655	$64,042,079

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 13 – SEGMENT INFORMATION (continued)

(a)         The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 14 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the years ended December 31, 2012 and 2011.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
Supplier	2012	2011
A	21%	13%
B	12%	*
C	18%	13%
D	*	14%

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

As of December 31, 2012 and 2011, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at December 31, 2012 and 2011 were approximately $77,514,000 and $71,294,000, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On January 4, 2013, the Company renewed its loan with Bank of China in the amount of $949,953. The loan is due January 3, 2014 with interest at the annual rate of 7.35% and secured by certain assets of the Company.