Form 10-Q
period 2013-03-31
Cleantech Solutions International, Inc.,
filed 2013-05-15
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  2,894,586 shares of common stock are issued and outstanding as of May 15, 2013.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2013

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3
	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4	Controls and Procedures.	37

PART II - OTHER INFORMATION
Item 6.	Exhibits.	39

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,151,418	$1,445,728
Restricted cash	955,171	-
Notes receivable	221,843	88,029
Accounts receivable, net of allowance for doubtful accounts	9,470,017	10,078,623
Inventories, net of reserve for obsolete inventory	6,653,981	5,897,555
Advances to suppliers	1,341,777	593,104
Prepaid VAT on purchases	646,322	542,032
Prepaid expenses and other	417,300	428,326

Total Current Assets	20,857,829	19,073,397

PROPERTY AND EQUIPMENT - net	60,923,316	59,436,100

OTHER ASSETS:
Deferred tax assets	554,921	551,890
Equipment held for sale	7,157,652	7,118,555
Land use rights, net	3,753,446	3,756,342

Total Assets	$93,247,164	$89,936,284

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,024,707	$2,216,558
Bank acceptance notes payable	955,171	-
Accounts payable	5,300,010	5,474,479
Accrued expenses	478,956	986,824
Capital lease obligation - current portion	255,125	251,413
Advances from customers	2,412,457	1,851,987
VAT and service taxes payable	96,560	206,527
Income taxes payable	633,748	822,082

Total Current Liabilities	13,156,734	11,809,870

OTHER LIABILITIES:
Capital lease obligation - net of current portion	45,732	132,756

Total Liabilities	13,202,466	11,942,626

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and
outstanding at March 31, 2013 and December 31, 2012)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 2,894,586 shares
issued and outstanding at March 31, 2013 and December 31, 2012)	2,894	2,894
Additional paid-in capital	28,987,128	28,987,128
Retained earnings	39,950,365	38,401,734
Statutory reserve	2,553,707	2,479,738
Accumulated other comprehensive gain - foreign currency translation adjustment	8,550,604	8,122,164

Total Stockholders' Equity	80,044,698	77,993,658

Total Liabilities and Stockholders' Equity	$93,247,164	$89,936,284

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES	$13,884,699	$9,409,229

COST OF REVENUES	10,754,609	7,526,543

GROSS PROFIT	3,130,090	1,882,686

OPERATING EXPENSES:
Depreciation	107,214	374,612
Selling, general and administrative	738,000	666,123

Total Operating Expenses	845,214	1,040,735

INCOME FROM OPERATIONS	2,284,876	841,951

OTHER INCOME (EXPENSE):
Interest income	481	5,504
Interest expense	(105,127)	(90,033)
Foreign currency gain	-	4,276
Warrant modification expense	-	(235,133)
Other income	28,930	6,645

Total Other Income (Expense), net	(75,716)	(308,741)

INCOME BEFORE INCOME TAXES	2,209,160	533,210

INCOME TAXES	586,560	230,415

NET INCOME	$1,622,600	$302,795

COMPREHENSIVE INCOME:
NET INCOME	$1,622,600	$302,795

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	428,440	451,702

COMPREHENSIVE INCOME	$2,051,040	$754,497

NET INCOME PER COMMON SHARE:
Basic	$0.56	$0.14
Diluted	$0.56	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,894,586	2,167,523
Diluted	2,894,586	2,523,936

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,622,600	$302,795
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,569,551	1,547,345
Amortization of land use rights	23,511	23,383
Decrease in allowance for doubtful accounts	-	(46,670)
Warrant modification expense	-	235,133
Stock-based compensation expense	-	28,190
Changes in operating assets and liabilities:
Notes receivable	(133,241)	(102,846)
Accounts receivable	663,513	685,966
Inventories	(723,549)	(1,240,453)
Prepaid value-added taxes on purchases	(101,245)	355,356
Prepaid and other current assets	11,776	(26,863)
Advances to suppliers	(744,915)	(495,856)
Accounts payable	(204,399)	(640,500)
Accrued expenses	(532,717)	(231,302)
VAT and service taxes payable	(111,027)	-
Income taxes payable	(192,720)	(317,478)
Advances from customers	549,929	49,622

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,697,067	125,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,708,871)	(557,365)

NET CASH USED IN INVESTING ACTIVITIES	(2,708,871)	(557,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(85,364)	(83,881)
Proceeds from bank loans	1,749,971	949,349
Repayments of bank loans	(954,529)	(632,899)
(Increase) decrease in restricted cash	(954,529)	31,645
Increase (decrease) in bank acceptance notes payable	954,529	(79,337)

NET CASH PROVIDED BY FINANCING ACTIVITIES	710,078	184,877

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	7,416	5,135

NET DECREASE IN CASH AND CASH EQUIVALENTS	(294,310)	(241,531)

CASH AND CASH EQUIVALENTS - beginning of period	1,445,728	1,152,607

CASH AND CASH EQUIVALENTS - end of period	$1,151,418	$911,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$105,127	$90,033
Income taxes	$779,280	$547,893

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$20,681	$-
Series A preferred converted to common shares	$-	$4,582
Common stock issued for future service	$-	$82,320

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Company’s unaudited consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind Energy, as well as the financial statements of Huayang Companies, Dyeing and Electric. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
MARCH 31, 2013

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and warrant modification expense.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of March 31, 2013 and December 31, 2012, balances in banks in the PRC of $1,045,269 and $1,414,674, respectively, are uninsured.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The following table presents information about equipment held for sale measured at fair value on a nonrecurring basis as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013	Gains (Losses)
Equipment held for sale	$-	$-	$7,157,652	$7,157,652	$-

The following table presents information about equipment held for sale measured at fair value on a nonrecurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012	Loss
Equipment held for sale	$-	$-	$7,118,555	$7,118,555	$2,206,253

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in FASB ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2012. Upon completion of its 2012 impairment analysis, the Company determined that the carrying value exceeded the fair market value on equipment which is held for sale. The Company recorded an impairment charge of $2,206,253 at December 31, 2012. The difference in the value of equipment held for sale at March 31, 2013 from December 31, 2012 reflects changes in the currency exchange ratio.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, prepaid VAT on purchases, equipment held for sale, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued expenses, capital lease obligations, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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
MARCH 31, 2013

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

At March 31, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

	March 31, 2013		December 31, 2012
Country:
United States	$106,149	9.2%	$31,054	2.1%
China	1,045,269	90.8%	1,414,674	97.9%
Total cash and cash equivalents	$1,151,418	100.0%	$1,445,728	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $221,843 and $88,029 at March 31, 2013 and December 31, 2012, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,606,294 and $2,592,057, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $136,727 and $135,980 at March 31, 2013 and December 31, 2012, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,341,777 and $593,104 as of March 31, 2013 and December 31, 2012, respectively.

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

Equipment held for sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At March 31, 2013 and December 31, 2012, the Company reflected certain electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2013 and 2012.

Advances from customers

Advances from customers at March 31, 2013 and December 31, 2012 amounted to $2,412,457 and $1,851,987, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2013 and 2012, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2013 and December 31, 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Shipping costs

Shipping costs are included in selling expenses and totaled $263,303 and $216,847 for the three months ended March 31, 2013 and 2012, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $48,735 and $44,670 for the three months ended March 31, 2013 and 2012, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and totaled $0 and $3,244 for the three months ended March 31, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred. The Company did not incur any research and development expense in the three months ended March 31, 2013 and 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2013 and 2012 was $7,416 and $5,135, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at March 31, 2013 and December 31, 2012 were translated at 6.2816 RMB to $1.00 and at 6.31610 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2013 and 2012 were 6.28582 RMB and 6.32012 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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
MARCH 31, 2013
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,622,600	$302,795

Weighted average common stock outstanding – basic	2,894,586	2,167,523
Effect of dilutive securities:
Series A convertible preferred stock	-	355,079
Warrants	-	1,334
Weighted average common stock outstanding– diluted	2,894,586	2,523,936
Net income per common share - basic	$0.56	$0.14
Net income per common share - diluted	$0.56	$0.12

The Company did not have any common stock equivalents at March 31, 2013 and December 31, 2012.

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncement

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Reclassification

Certain reclassifications have been made in prior year same period’s financial statements to conform with the current period’s financial presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2013 and December 31, 2012, accounts receivable consisted of the following:

	March 31, 2013	December 31, 2012
Accounts receivable	$12,076,311	$12,670,680
Less: allowance for doubtful accounts	(2,606,294)	(2,592,057)
	$9,470,017	$10,078,623

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not change the allowance for doubtful accounts for the three months ended March 31, 2013 and decreased the allowance for doubtful accounts in the amount of $46,670 for the three months ended March 31, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 - INVENTORIES

At March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,491,999	$1,685,493
Work in process	2,973,169	2,602,990
Finished goods	2,325,540	1,745,052
	6,790,708	6,033,535
Less: reserve for obsolete inventory	(136,727)	(135,980)
	$6,653,981	$5,897,555

For the three months ended March 31, 2013 and 2012, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	March 31, 2013	December 31, 2012
Office equipment and furniture	5 Years	$225,233	$222,853
Manufacturing equipment	5 – 10 Years	59,938,834	56,916,700
Vehicles	5 Years	125,854	125,167
Construction in progress	-	49,638	28,785
Building and building improvements	20 Years	20,899,756	20,785,597
		81,239,315	78,079,102
Less: accumulated depreciation		(20,315,999)	(18,643,002)
		$60,923,316	$59,436,100

For the three months ended March 31, 2013 and 2012, depreciation expense amounted to $1,569,551 and $1,547,345, respectively, of which $1,462,337 and $1,172,733, respectively, is included in cost of revenues and the remainder is included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

In 2011, the Company entered into a non-cancelable capital lease agreement with expiration date of June 3, 2014. Accordingly, the asset related to the capital lease in the amount of $795,976 and $791,628, respectively, is included in the accompanying consolidated balance sheets in property and equipment as of March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013 and 2012, the depreciation expense related to the capital lease in the amount of $17,897 and $0, respectively, was included in cost of revenues.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2013 and 2012, amortization of land use rights amounted to $23,511 and $23,383, respectively. At March 31, 2013 and December 31, 2012, land use rights consisted of the following:

	Useful Life	March 31, 2013	December 31, 2012
Land use rights	45 - 50 years	$4,298,395	$4,274,916
Less: accumulated amortization		(544,949)	(518,574)
		$3,753,446	$3,756,342

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:	Amount
2014	$94,106
2015	94,106
2016	94,106
2017	94,106
2018	94,106
Thereafter	3,282,916
$3,753,446

NOTE 6 – EQUIPMENT HELD FOR SALE

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell these assets. The assets held for sale is no longer subject to depreciation as they are not used in operations. As of March 31, 2013 and December 31, 2012, the Company committed to a plan to sell certain ESR equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheet. The Company evaluated equipment for impairment at March 31, 2013 and December 31, 2012. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the three months ended March 31, 2013 and 2012, the Company did not incur any impairment charge on ESR equipment. Although the Company is actively seeking and negotiating with potential buyers, the Company can give no assurances that the sale process will be successful and, if it were successful, there are no assurances as to the amount or timing of any potential proceeds.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At March 31, 2013 and December 31, 2012, short-term bank loans consisted of the following:

	March 31, 2013	December 31, 2012
Loan from Agricultural and Commercial Bank, due on August 26, 2013 with annual interest rate of 6.90% at March 31, 2013 and December 31, 2012, secured by certain assets of the Company.	$477,585	$474,977
Loan from Bank of Communications, due on May 8, 2013 with annual interest rate of 6.72% at March 31, 2013 and December 31, 2012, repaid on due date (see note 15).	318,390	316,651
Loan from Bank of Communications, due on May 12, 2013 with annual interest rate of 6.72% at March 31, 2013 and December 31, 2012, repaid on due date (see note 15).	477,585	474,977
Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at December 31, 2012, secured by certain assets of the Company, repaid on due date.	-	949,953
Loan from Bank of China, due on January 3, 2014 with annual interest rate of 6.30% at March 31, 2013, secured by certain assets of the Company.	955,171	-
Loan from Jiangsu Huishan Mintai Village Town Bank, due on September 30, 2013 with annual interest rate of 7.80% at March 31, 2013, secured by certain assets of the Company.	795,976	-

Total short-term bank loans	$3,024,707	$2,216,558

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At March 31, 2013 and December 31, 2012, the Company’s bank acceptance notes payables consist of the following:

	March 31, 2013	December 31, 2012
Bank of China, non-interest bearing, due on July 24, 2013, collateralized by 100% of restricted cash deposited.	$159,195	$-
Juangsu Huishan Mintai Village Town Bank, non-interest bearing, due on August 6, 2013, collateralized by 100% of restricted cash deposited.	795,976	-
Total	$955,171	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
NOTE 9 - CAPITAL LEASE OBLIGATIONS

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

Twelve-month periods ending March 31,	Amount
2014	$360,029
2015	58,770
Total minimum lease payment	418,799
Less: amount representing interest	(42,071)
Less: security deposit due	(75,871)
Present value of net minimum lease payment	300,857
Less: current portion	(255,125)
Long-term portion	$45,732

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

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Deferred tax asset:
Net U.S. operating loss carry forward	$1,660,161	$1,614,245
Loss on impairment of equipment	554,921	551,890
Total gross deferred tax asset	2,215,082	2,166,135

Less: valuation allowance	(1,660,161)	(1,614,245)
Net deferred tax asset	$554,921	$551,890

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
NOTE 10 – INCOME TAXES (continued)

The valuation allowance at March 31, 2013 and December 31, 2012 were $1,660,161 and $1,614,245, respectively, related to the U.S. net operating loss carry forward. During the three months ended March 31, 2013, the valuation allowance was increased by approximately $46,000.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for sale in PRC, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for sale in PRC will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $554,921 and $551,890 has been set up at March 31, 2013 and December 31, 2012, respectively.

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2012, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing and Electric, accordingly, no additional statutory reserve is required at March 31, 2013. As of December 31, 2012, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy.

For the three months ended March 31, 2013, statutory reserve activity was as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2012	$373,048	$1,168,796	$937,894	$2,479,738
Addition to statutory reserves	-	-	73,969	73,969
Balance – March 31, 2013	$373,048	$1,168,796	$1,011,863	$2,553,707

NOTE 12 - SEGMENT INFORMATION

For the three months ended March 31, 2013 and 2012, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
NOTE 12 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Revenues:
Forged rolled rings and related components	$6,526,701	$5,585,455
Dyeing and finishing equipment	7,357,998	3,823,774
	13,884,699	9,409,229
Depreciation:
Forged rolled rings and related components	1,046,577	1,217,169
Dyeing and finishing equipment	522,974	330,176
	1,569,551	1,547,345
Interest expense:
Forged rolled rings and related components	47,152	77,633
Dyeing and finishing equipment	57,975	12,400
Other (a)	-	-
	105,127	90,033
Net income (loss):
Forged rolled rings and related components	796,566	326,669
Dyeing and finishing equipment	961,159	409,343
Other (a)	(135,125)	(433,217)
	1,622,600	302,795
Identifiable long-lived tangible assets at March 31, 2013 and December 31, 2012 by segment:	March 31, 2013	December 31, 2012
Forged rolled rings and related components	$39,812,045	$40,636,142
Dyeing and finishing equipment	21,111,271	18,799,958
	$60,923,316	$59,436,100
Identifiable long-lived tangible assets at March 31, 2013 and December 31, 2012 by geographical location:
China	$60,923,316	$59,436,100
United States	-	-
	$60,923,316	$59,436,100

(a)           The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 13 – CONCENTRATIONS

Customers

Two customers of the dyeing and finishing equipment segment accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2013, respectively. One customer of the forged rolled rings and related components segment accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2012.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Customer	2013	2012
A	14%	*
B	10%	*
C	*	11%

*           Less than 10%.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Supplier	2013	2012
A	16%	*
B	*	22%
C	*	23%

*           Less than 10%.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

As of March 31, 2013 and December 31, 2012, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at March 31, 2013 and December 31, 2012 were approximately $79,734,000 and $77,514,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On May 6, 2013, the Company repaid a short-term loan from Bank of Communications in the principal amount of $318,390, and borrowed the same amount from Bank of Communications.  The new loan bears interest at 6.72% and is due on November 5, 2013.

On May 12, 2013, the Company repaid a short-term loan from Bank of Communications in the principal amount of $477,585, and borrowed the same amount from Bank of Communications.  The new loan bears interest at 6.72% and is due on November 11, 2013.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$3,696	26.6%	$2,537	27.0%
Other industries	2,831	20.4%	3,048	32.4%
Total forged rolled rings and related components	6,527	47.0%	5,585	59.4%
Dyeing and finishing equipment	7,358	53.0%	3,824	40.6%
Total	$13,885	100.0%	$9,409	100.0%

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

●
We manufacture and deliver test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market, although we did not generate any revenue from solar sales during the quarter ended March 31, 2013.

The demand for products used in manufacturing in general including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

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

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $3.5 million, or 92.4%, in the three months ended March 31, 2013 from the three months ended March 31, 2012. We believe that the increase reflects our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Our gross margin from our dyeing segment increased from 19.6% for the three months ended March 31, 2012 to 22.7% for the three months ended March 31, 2013.

The factors that affected our revenue, gross margin and net income in both of our segments during the three months ended March 31, 2013 may continue to affect our operations in the rest of fiscal 2013. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. One major supplier provided approximately 16% of our purchases of raw materials for the three months ended March 31, 2013.

During the three months ended March 31, 2013, our inventory increased by approximately $0.8 million and our advance from customers was approximately $2.4 million at March 31, 2013. This increase in inventory was attributable to an increase in steel inventory to secure steel pricing for anticipated forging orders, an increase in dyeing machinery finished goods to meet increased customers’ orders, and an increase in inventory related to our solar products. A significant portion of the increase in both inventory and advances from customers relates to products for our solar customer, for which we received advance payments. At the request of the customer we have kept the products in our warehouse. This sale will be recognized when the last step of the sale, which is passing Chinese customs, is completed. Upon the completion of the sale, the advances from this customer will be recognized as revenues and our inventory will be reduced by the products sold. We expect to recognize this sale in the near future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Equipment Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At March 31, 2013 and December 31, 2012, we reflected certain electro-slag re-melted (“ESR”) equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the three months ended March 31, 2013 and 2012, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2013 and 2012, amounts allocated to warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales, including the forged rolled rings, with customer specific acceptance provisions, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Research and Development

Research and development costs are expensed as incurred. We did not incur any research and development expenses in the three months ended March 31, 2013 and 2012. Product development expenses, which primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties, are included in general and administrative expenses.

Income Taxes

We are governed by the income tax laws of the PRC and the United States. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table sets forth the results of our operations for the three months ended March 31, 2013 and 2012 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Revenues	$13,885	100.0%	$9,409	100.0%
Cost of revenues	10,755	77.5%	7,526	80.0%
Gross profit	3,130	22.5%	1,883	20.0%
Operating expenses	845	6.1%	1,041	11.1%
Income from operations	2,285	16.4%	842	8.9%
Other income (expenses)	(76)	(0.5)%	(309)	(3.3)%
Income before provision for income taxes	2,209	15.9%	533	5.7%
Provision for income taxes	586	4.2%	230	2.4%
Net income	1,623	11.7%	303	3.2%
Other comprehensive income:
Foreign currency translation adjustment	428	3.1%	452	4.8%
Comprehensive income	$2,051	14.8%	$755	8.0%

The following table sets forth information as to the gross margin for our two business segments for the three months ended March 31, 2013 and 2012 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended March 31, 2013
Revenues	$6,527	$7,358	$13,885
Cost of revenues	$5,065	$5,690	$10,755
Gross profit	$1,462	$1,668	$3,130
Gross margin %	22.4%	22.7%	22.5%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended March 31, 2012
Revenues	$5,585	$3,824	$9,409
Cost of revenues	$4,451	$3,075	$7,526
Gross profit	$1,134	$749	$1,883
Gross margin %	20.3%	19.6%	20.0%

Revenues

For the three months ended March 31, 2013, we had revenues of $13,885,000, as compared to revenues of $9,409,000 for the three months ended March 31, 2012, an increase of $4,476,000 or approximately 47.6%. The increase in revenue was attributable to the increase in revenue from our forged rolled rings and related products for wind power  industry and the increase in revenue from dyeing segment, offset by the decrease in revenue from our forged rolled rings and related products for other industries, and was summarized as follows (dollars in thousands):

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Increase (Decrease)	Percentage Change
Forged rolled rings and related products
Wind power industry	$3,696	$2,537	$1,159	45.7%
Other industries	2,831	3,048	(217)	(7.1)%
Total forged rolled rings and related products	6,527	5,585	942	16.9%
Dyeing and finishing equipment	7,358	3,824	3,534	92.4%
Total revenues	$13,885	$9,409	$4,476	47.6%

Forged rolled rings and related products segment

For the three months ended March 31, 2013, revenue from forged rolled rings and related products for the wind power industry increased by approximately $1.2 million or 45.7% as compared to the three months ended March 31, 2012. The increase in revenue from forging of rolled rings and related products for wind power industry was primarily attributable to our increased sales efforts. After several quarters of reduced orders, we saw a nice uptick in demand for forged rolled rings and related products for the wind power industry from our customers in the first quarter of 2013.

For the three months ended March 31, 2013, revenue from the sale of forged rolled rings and related products to other industries decreased by approximately $0.2 million or 7.1% as compared to the three months ended March 31, 2012 which reflecting the normal business fluctuation.

Although recent data from the China Wind Energy Association cites that wind power surpassed nuclear to become the third largest source of electric power in China, the industry remains fraught with challenges. Issues of wind turbine overcapacity, grid connectivity issues, international trade protectionism and tight credit conditions persist. The growth rate of new capacity slowed in 2012 to 14 gigawatts from about 21 gigawatts in 2011.

Given this environment, we anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry will remain around their current levels for the remainder of 2013. We expect that over the longer term these issues will be resolved, as China moves forward with its goal to reach 100 GW of installed wind power capacity by 2015 and 200 GW by 2020.

The demand for products such as ours which are used for wind power industry is uncertain. We believe that over the long term, our forged rolled rings and related components for wind power industry will expand since the government of the PRC has announced its desire to increase the use of wind power as an energy source. We are currently seeking to expand into other industries including oil and natural gas, although we can give no assurances that the expansion will be successful.

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

Cost of revenues

Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs. For the three months ended March 31, 2013, cost of revenues was $10,755,000 as compared to $7,526,000 for the three months ended March 31, 2012, an increase of $3,229,000, or 42.9%. Cost of revenues related to the manufacture of forged rolled rings and related products was $5,065,000 for the three months ended March 31, 2013 as compared to $4,451,000 for the three months ended March 31, 2012. Cost of revenues for the dyeing and finishing equipment segment was $5,690,000 for the three months ended March 31, 2013, as compared to $3,075,000 for the three months ended March 31, 2012.

Gross profit and gross margin

Our gross profit was $3,130,000 for the three months ended March 31, 2013 as compared to $1,883,000 for the three months ended March 31, 2012, representing gross margins of 22.5% and 20.0%, respectively.

Gross profit from forged rolled rings and related products segment was $1,462,000 for the three months ended March 31, 2013 as compared to $1,134,000 for the three months ended March 31, 2012, representing gross margins of approximately 22.4% and 20.3%, respectively. The increase in our gross margin for the forged rolled rings and related products segment for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was mainly attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels and a slight decrease in our raw materials costs.  We expect that we can improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $1,668,000 for the three months ended March 31, 2013 as compared to $749,000 for the three months ended March 31, 2012, representing gross margins of approximately 22.7% and 19.6%, respectively. For the three months ended March 31, 2013, the significant portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery. For the three months ended March 31, 2012, the primary portion of our revenue for the dyeing and finishing equipment segment is from traditional dyeing machinery. Our airflow dyeing machinery uses air flow rather than water which is used in the traditional dyeing process. The technology used in airflow machinery results in reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. Our unit sale price for airflow dyeing machinery is a little higher than our unit sale price for traditional dyeing machinery. Therefore, our gross margins for the dyeing and finishing equipment segment for the three months ended March 31, 2013 increased from the three months ended March 31, 2012.

Depreciation

Depreciation was $1,569,000 and $1,547,000 for the three months ended March 31, 2013 and 2012, respectively. Depreciation for the three months ended March 31, 2013 and 2012 was included in the following categories (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$1,462	$1,173
Operating expenses	107	374
Total	$1,569	$1,547

The increase in depreciation expense for cost of revenues is attributable to the increase in our depreciable production equipment.

During the three months ended March 31, 2012, we recorded depreciation expense related to ESR production equipment in operating expenses since we did not perform any production for ESR products and we did not use the equipment in the three months ended March 31, 2012. As of December 31, 2012, the Company committed to a plan to sell the ESR production equipment that was used to produce forged products for the high performance components market and recorded it as equipment held for sale on the accompanying consolidated balance sheet. The assets held for sale is no longer subject to depreciation as they are not used in operations. Accordingly, during the three months ended March 31, 2013, we did not record any depreciation expense related to the ESR production equipment. Therefore, depreciation included in operating expenses decreased by approximately $267,000 as compared to the three months ended March 31, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $738,000 for the three months ended March 31, 2013, as compared to $666,000 for the three months ended March 31, 2012, an increase of $72,000 or approximately 10.8%.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Professional fees	$50	$71
Bad debt (recovery) expense	-	(47)
Payroll and related benefits	193	168
Travel and entertainment	64	50
Shipping	263	217
Other	168	207
Total	$738	$666

●
Professional fees for the three months ended March 31, 2013 decreased by $21,000, or 29.6%, as compared to the three months ended March 31, 2012. The decrease was primarily attributable to a decrease in fees incurred and paid for investor relations of approximately $27,000, offset by an increase in other miscellaneous service fees of approximately $6,000.

●
For the three months ended March 31, 2013, we did not record any bad debt recovery, while for the three months ended March 31, 2012, we had bad debt recovery of approximately $47,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●
Payroll and related benefits for the three months ended March 31, 2013 increased by $25,000, or 14.9%, as compared to the three months ended March 31, 2012. The increase was mainly attributable to an increase in stock-based compensation of approximately $37,000 which reflected the increase in our average stock price used to value shares issued as compensation, offset by a decrease in compensation of approximately $12,000 in our forged rolled rings and related products segment resulting from decreased salaries incurred and paid to management due to stricter controls on corporate spending.

●
Travel and entertainment expense for the three months ended March 31, 2013 increased by $14,000, or 28.0%, as compared to the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 is primarily attributable to the increased spending in our travel in order to more efficiently manage our business and increased entertainment expenditure to enhance our visibility.

●
Shipping expense for the three months ended March 31, 2013 increased by $46,000, or 21.2%, as compared to the three months ended March 31, 2012. The increase was mainly attributable to the increase in our revenues during the first quarter of 2013 as compared to the first quarter of 2012.

●
Other selling, general and administrative expenses for the three months ended March 31, 2013 decreased by $39,000, or 18.8% as compared to the three months ended March 31, 2012, which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from operations

For the three months ended March 31, 2013, income from operations amounted to $2,285,000, as compared to $842,000 for the three months ended March 31, 2012, an increase of $1,443,000 or 171.4% primarily as a result of the factors described above.

Other income (expense)

Other income (expense) includes interest expense, nominal foreign currency transaction gain, warrant modification expense, interest income and other income. For the three months ended March 31, 2013, total other expense amounted to $76,000 as compared to total other expense $309,000 for the three months ended March 31, 2012, a decrease of $233,000. The higher level of other expense in the first quarter of fiscal 2012 reflects the warrant modification expense of approximately $235,000. We had no similar expense in the first quarter of fiscal 2013.

Income tax expense

Income tax expense was $586,000 for the three months ended March 31, 2013, as compared to $230,000 for the three months ended March 31, 2012, an increase of $356,000, or 154.6%. The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income

As a result of the foregoing, our net income was $1,623,000, or $0.56 per share (basic and diluted), for the three months ended March 31, 2013, as compared with $303,000, or $0.14 per share (basic) and $0.12 per share (diluted), for the three months ended March 31, 2012, an increase of $1,320,000 or 435.9%.

Foreign currency translation gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $428,000 for the three months ended March 31, 2013, as compared to $452,000 for the three months ended March 31, 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended March 31, 2013 of $2,051,000, compared to $755,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2013 and December 31, 2012, we had cash balances of approximately $1,151,000 and $1,446,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	March 31, 2013		December 31, 2012
United States	$106	9.2%	$31	2.1%
China	1,045	90.8%	1,415	97.9%
Total cash and cash equivalents	$1,151	100.0%	$1,446	100.0%

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2012 to March 31, 2013 (dollars in thousands):

	March 31,	December 31,	December 31, 2012 to March 31, 2013
	2013	2012	Change	Percentage Change
Current assets:
Cash and cash equivalents	$1,151	$1,446	$(295)	(20.4)%
Restricted cash	955	-	955	*
Notes receivable	222	88	134	152.0%
Accounts receivable, net of allowance for doubtful accounts	9,470	10,079	(609)	(6.0)%
Inventories, net of reserve for obsolete inventory	6,654	5,898	756	12.8%
Advances to suppliers	1,342	593	749	126.2%
Prepaid value-added taxes on purchase	647	542	105	19.2%
Prepaid expenses and other current assets	417	428	(11)	(2.6)%
Current liabilities:
Short-term bank loans	3,025	2,217	808	36.5%
Bank acceptance notes payable	955	-	955	*
Accounts payable	5,300	5,474	(174)	(3.2)%
Accrued expenses	479	987	(508)	(51.5)%
Capital lease obligations – current portion	255	251	4	1.5%
Advances from customers	2,412	1,852	560	30.3%
VAT and service taxes payable	97	207	(110)	(53.2)%
Income taxes payable	634	822	(188)	(22.9)%
Working capital:
Total current assets	$20,858	$19,074	$1,784	9.4%
Total current liabilities	13,157	11,810	1,347	11.4%
Working capital:	$7,701	$7,264	$437	6.0%

*  Not applicable.

Our working capital increased $437,000 to $7,701,000 at March 31, 2013 from $7,264,000 at December 31, 2012. This increase in working capital is primarily attributable to an increase in restricted cash of approximately $955,000, an increase in notes receivable of approximately $134,000, an increase in inventories, net of reserve for obsolete inventory, of approximately $756,000, an increase in advances to suppliers of approximately $749,000, an increase in prepaid VAT on purchases of approximately $104,000, a decrease in accounts payable of approximately $174,000, a decrease in accrued expenses of approximately $508,000, a decrease in VAT and service taxes payable of approximately $110,000, a decrease in income taxes payable of approximately $188,000, offset by a decrease in cash and cash equivalents of approximately $295,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $609,000 due to the collection made in the first quarter of 2013, an increase in short-term bank loans of approximately $808,000, an increase in bank acceptance notes payable of approximately $955,000, an increase in advances from customers of approximately $560,000.

Net cash flow provided by operating activities was $1,697,000 for the three months ended March 31, 2013 as compared to $126,000 for the three months ended March 31, 2012, an increase of $1,571,000. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheet.

●
Net cash flow provided by operating activities for the three months ended March 31, 2013 primarily reflected net income of $1,623,000 adjusted for non-cash items primarily consisting of depreciation of $1,569,000, amortization of land use rights of $24,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $664,000 and an increase in advances from customers of $550,000, offset primarily by an increase in notes receivable of $133,000, an increase in inventories of $724,000, an increase in prepaid value-added taxes on purchase of $101,000, an increase in advances to suppliers of $745,000, a decrease in accounts payable of $204,000, a decrease in accrued expenses of $533,000, a decrease in VAT and service taxes payable of $111,000 and a decrease in income taxes payable of $193,000.

●
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

Net cash flow used in investing activities reflects the purchase of property and equipment of $2,709,000 for the three months ended March 31, 2013. Net cash flow used in investing activities reflects the purchase of property and equipment of $557,000 for the three months ended March 31, 2012.

We finance our working capital requirements with short term bank loans. As a result, our cash from financing activities typically reflects these borrowings and repayments. Net cash flow provided by financing activities was $710,000 for the three months ended March 31, 2013 as compared to net cash flow provided by financing activities $185,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013, we received proceeds from bank loans of $1,750,000 and proceeds from increase in bank acceptance notes payable of $955,000, offset by the repayment of bank loans of $955,000, repayments of principal on capital lease obligations of $85,000 and the increase in restricted cash of $955,000. During the three months ended March 31, 2012, we received proceeds from bank loans of $949,000, proceeds from decrease in restricted cash of $32,000, offset by the repayment of bank loans of $633,000, repayments of principal on capital lease obligations of $84,000 and decrease in bank acceptance notes payable of $79,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products for the solar industry as well as additional investment in our forged rolled rings division. We also expect to incur modest expenses in maintaining our dyeing business. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months, although we may require additional funds if we seek to expand our business.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,025	$3,025	$-	$-	$-
Capital lease obligations (2)	301	255	46	-	-
Total	$3,326	$3,280	$46	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	Capital lease obligations include the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2013, we had unrealized foreign currency translation gain of $428,440, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation,  we concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  As previously reported in our Form 10-K for the year ended December 31, 2012, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2012.

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the three months ended March 31, 2013, due to both our financial performance and working capital requirements, and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system  during 2013 by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2013. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended March 31, 2013 are fairly stated, in all material respects, in accordance with GAAP.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: May 15, 2013	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and Principal Executive Officer

Date: May 15, 2013	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer