Form 10-Q
period 2013-06-30
Cleantech Solutions International, Inc.,
filed 2013-08-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  3,503,502 shares of common stock are issued and outstanding as of August 14, 2013.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2013

TABLE OF CONTENTS

		Page No.

	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3
	Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6 to 24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	40
Item 4	Controls and Procedures.	40

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	41

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

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,254,981	$1,445,728
Restricted cash	1,325,103	-
Notes receivable	356,984	88,029
Accounts receivable, net of allowance for doubtful accounts	10,041,350	10,078,623
Inventories, net of reserve for obsolete inventory	5,496,255	5,897,555
Advances to suppliers	1,083,719	593,104
Prepaid VAT on purchases	747,937	542,032
Prepaid expenses and other	358,778	428,326

Total Current Assets	22,665,107	19,073,397

PROPERTY AND EQUIPMENT - net	64,141,009	59,436,100

OTHER ASSETS:
Deferred tax assets	563,296	551,890
Equipment held for sale	7,265,684	7,118,555
Land use rights, net	3,786,215	3,756,342

Total Assets	$98,421,311	$89,936,284

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,070,360	$2,216,558
Bank acceptance notes payable	1,325,103	-
Accounts payable	4,678,568	5,474,479
Accrued expenses	590,757	986,824
Capital lease obligation - current portion	260,215	251,413
Advances from customers	2,193,374	1,851,987
VAT and service taxes payable	176,232	206,527
Income taxes payable	774,878	822,082

Total Current Liabilities	13,069,487	11,809,870

OTHER LIABILITIES:
Capital lease obligation - net of current portion	-	132,756

Total Liabilities	13,069,487	11,942,626

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and
outstanding at June 30, 2013 and December 31, 2012, respectively)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,322,984 and 2,894,586
shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	3,323	2,894
Additional paid-in capital	30,754,245	28,987,128
Retained earnings	42,186,956	38,401,734
Statutory reserve	2,639,669	2,479,738
Accumulated other comprehensive gain - foreign currency translation adjustment	9,767,631	8,122,164

Total Stockholders' Equity	85,351,824	77,993,658

Total Liabilities and Stockholders' Equity	$98,421,311	$89,936,284

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$17,214,134	$12,832,863	$31,098,833	$22,242,092

COST OF REVENUES	13,241,114	10,138,628	23,995,723	17,665,171

GROSS PROFIT	3,973,020	2,694,235	7,103,110	4,576,921

OPERATING EXPENSES:
Depreciation	244,673	373,924	351,887	748,536
Selling, general and administrative	620,151	751,544	1,358,151	1,417,667

Total Operating Expenses	864,824	1,125,468	1,710,038	2,166,203

INCOME FROM OPERATIONS	3,108,196	1,568,767	5,393,072	2,410,718

OTHER INCOME (EXPENSE):
Interest income	688	346	1,169	5,850
Interest expense	(64,526)	(70,363)	(169,653)	(160,396)
Foreign currency (loss) gain	(5,979)	1,115	(5,979)	5,391
Warrant modification expense	-	-	-	(235,133)
Other income	8,152	6,635	37,082	13,280

Total Other Income (Expense), net	(61,665)	(62,267)	(137,381)	(371,008)

INCOME BEFORE INCOME TAXES	3,046,531	1,506,500	5,255,691	2,039,710

INCOME TAXES	723,978	435,130	1,310,538	665,545

NET INCOME	$2,322,553	$1,071,370	$3,945,153	$1,374,165

COMPREHENSIVE INCOME:
NET INCOME	$2,322,553	$1,071,370	$3,945,153	$1,374,165

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,217,027	59,938	1,645,467	511,640

COMPREHENSIVE INCOME	$3,539,580	$1,131,308	$5,590,620	$1,885,805

NET INCOME PER COMMON SHARE:
Basic	$0.79	$0.42	$1.35	$0.58
Diluted	$0.79	$0.40	$1.35	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,955,786	2,572,753	2,925,355	2,370,138
Diluted	2,955,786	2,660,983	2,925,355	2,592,864

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,945,153	$1,374,165
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	3,221,159	3,092,511
Amortization of land use rights	47,307	46,727
Decrease in allowance for doubtful accounts	(312,411)	(46,631)
Warrant modification expense	-	235,133
Stock-based compensation expense	132,956	101,590
Changes in operating assets and liabilities:
Notes receivable	(264,582)	6,324
Accounts receivable	555,644	(825,725)
Inventories	518,191	(1,603,500)
Prepaid value-added taxes on purchases	(192,840)	913,184
Prepaid and other current assets	(60,237)	(32,988)
Advances to suppliers	(473,782)	(1,379,275)
Accounts payable	(1,740,644)	(188,919)
Accrued expenses	(409,484)	171,338
VAT and service taxes payable	(34,233)	54,685
Income taxes payable	(63,582)	(112,101)
Advances from customers	300,212	1,217,798

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,168,827	3,024,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,824,104)	(3,263,008)

NET CASH USED IN INVESTING ACTIVITIES	(5,824,104)	(3,263,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(130,633)	(127,477)
Proceeds from bank loans	3,041,002	2,213,264
Repayments of bank loans	(2,240,739)	(1,897,083)
(Increase) decrease in restricted cash	(1,312,433)	31,618
Increase (decrease) in bank acceptance notes payable	1,312,433	(31,618)
Net proceeds from sale of common stock	1,767,546	-
Proceeds from exercise of warrants	-	198,142

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,437,176	386,846

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	27,354	6,551

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,809,253	154,705

CASH AND CASH EQUIVALENTS - beginning of period	1,445,728	1,152,607

CASH AND CASH EQUIVALENTS - end of period	$3,254,981	$1,307,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$169,653	$160,396
Income taxes	$1,374,120	$777,646

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$840,277	$-
Series A preferred converted to common shares	$-	$13,198
Common stock issued for future service	$-	$54,800

See notes to unaudited consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
JUNE 30, 2013

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
JUNE 30, 2013

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and warrant modification expense.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of June 30, 2013 and December 31, 2012, balances in banks in the PRC of $2,325,238 and $1,414,674, respectively, are uninsured.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

The following tables present information about equipment held for sale measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013	Gains (Losses)
Equipment held for sale	$-	$-	$7,265,684	$7,265,684	$-

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012	Loss
Equipment held for sale	$-	$-	$7,118,555	$7,118,555	$2,206,253

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in FASB ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2012. Upon completion of its 2012 impairment analysis, the Company determined that the carrying value exceeded the fair market value on equipment which is held for sale. The Company recorded an impairment charge of $2,206,253 at December 31, 2012. The difference in the value of equipment held for sale at June 30, 2013 from December 31, 2012 reflects changes in the currency exchange ratio.

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
JUNE 30, 2013

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

At June 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

	June 30, 2013		December 31, 2012
Country:
United States	$929,743	28.6%	$31,054	2.1%
China	2,325,238	71.4%	1,414,674	97.9%
Total cash and cash equivalents	$3,254,981	100.0%	$1,445,728	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $356,984 and $88,029 at June 30, 2013 and December 31, 2012, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,330,204 and $2,592,057, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $138,791 and $135,980 at June 30, 2013 and December 31, 2012, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,083,719 and $593,104 as of June 30, 2013 and December 31, 2012, respectively.

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

Equipment held for sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At June 30, 2013 and December 31, 2012, the Company reflected certain electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2013 and 2012.

Advances from customers

Advances from customers at June 30, 2013 and December 31, 2012 amounted to $2,193,374 and $1,851,987, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and six months ended June 30, 2013 and 2012, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2013 and December 31, 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Shipping costs

Shipping costs are included in selling expenses and totaled $292,628 and $275,829 for the three months ended June 30, 2013 and 2012, respectively. Shipping costs totaled $555,931 and $492,676 for the six months ended June 30, 2013 and 2012, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $52,362 and $44,885 for the three months ended June 30, 2013 and 2012, respectively. Employee benefit costs totaled $101,097 and $89,555 for the six months ended June 30, 2013 and 2012, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and totaled $0 and $412 for the three months ended June 30, 2013 and 2012, respectively. Advertising expenses totaled $0 and $3,656 for the six months ended June 30, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. The costs primarily consist of raw materials and salaries paid for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $37,796 for the three and six months ended June 30, 2013.  The Company did not incur any research and development expense during the three and six months ended June 30, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2013 and 2012 was $27,354 and $6,551, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at June 30, 2013 and December 31, 2012 were translated at 6.18820 RMB to $1.00 and at 6.31610 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2013 and 2012 were 6.24794 RMB and 6.32550 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,322,553	$1,071,370	$3,945,153	$1,374,165
Weighted average common stock outstanding - basic	2,955,786	2,572,753	2,925,355	2,370,138
Effect of dilutive securities:
Series A convertible preferred stock	-	58,974	-	207,431
Warrants	-	29,256	-	15,295
Weighted average common stock outstanding - diluted	2,955,786	2,660,983	2,925,355	2,592,864
Net income per common share - basic	$0.79	$0.42	$1.35	$0.58
Net income per common share - diluted	$0.79	$0.40	$1.35	$0.53

The Company did not have any common stock equivalents at June 30, 2013 and December 31, 2012.

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and six months ended June 30, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

Recent accounting pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. This guidance was adopted by the Company effective January 1, 2013, and did not have a significant impact on the Company’s consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncement (continued)

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Reclassification

Certain reclassifications have been made in prior year same period’s financial statements to conform to the current period’s financial presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
Accounts receivable	$12,371,554	$12,670,680
Less: allowance for doubtful accounts	(2,330,204)	(2,592,057)
	$10,041,350	$10,078,623

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company decreased the allowance for doubtful accounts in the amount of $312,411 and $46,631 for the six months ended June 30, 2013 and 2012, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 - INVENTORIES

At June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$1,767,001	$1,685,493
Work in process	2,313,621	2,602,990
Finished goods	1,554,424	1,745,052
	5,635,046	6,033,535
Less: reserve for obsolete inventory	(138,791)	(135,980)
	$5,496,255	$5,897,555

For the three and six months ended June 30, 2013 and 2012, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	June 30, 2013	December 31, 2012
Office equipment and furniture	5 Years	$250,743	$222,853
Manufacturing equipment	5 – 10 Years	64,775,587	56,916,700
Vehicles	5 Years	127,754	125,167
Construction in progress	-	52,302	28,785
Building and building improvements	20 Years	21,215,201	20,785,597
		86,421,587	78,079,102
Less: accumulated depreciation		(22,280,578)	(18,643,002)
		$64,141,009	$59,436,100

For the three months ended June 30, 2013 and 2012, depreciation expense amounted to $1,651,608 and $1,545,166, respectively, of which $1,406,935 and $1,171,242, respectively, is included in cost of revenues and the remainder is included in operating expenses. For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $3,221,159 and $3,092,511, respectively, of which $2,869,272 and $2,343,975, respectively, is included in cost of revenues and the remainder is included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

In 2011, the Company entered into a non-cancelable capital lease agreement with expiration date of June 3, 2014. Accordingly, the asset related to the capital lease in the amount of $807,989 and $791,628, respectively, is included in the accompanying consolidated balance sheets in property and equipment as of June 30, 2013 and December 31, 2012. For the three months ended June 30, 2013 and 2012, the depreciation expense related to the capital lease in the amount of $18,114 and $0, respectively, was included in cost of revenues. For the six months ended June 30, 2013 and 2012, the depreciation expense related to the capital lease in the amount of $36,011 and $0, respectively, was included in cost of revenues (See Note 9).

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended June 30, 2013 and 2012, amortization of land use rights amounted to $23,796 and $23,344, respectively. For the six months ended June 30, 2013 and 2012, amortization of land use rights amounted to $47,307 and $46,727, respectively. At June 30, 2013 and December 31, 2012, land use rights consisted of the following:

	Useful Life	June 30, 2013	December 31, 2012
Land use rights	45 - 50 years	$4,363,271	$4,274,916
Less: accumulated amortization		(577,056)	(518,574)
		$3,786,215	$3,756,342

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:	Amount
2014	$95,527
2015	95,527
2016	95,527
2017	95,527
2018	95,527
Thereafter	3,308,580
$3,786,215

NOTE 6 – EQUIPMENT HELD FOR SALE

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell these assets. The assets held for sale are no longer subject to depreciation as they are not used in operations. As of June 30, 2013 and December 31, 2012, the Company committed to a plan to sell certain ESR equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheet. The Company evaluated equipment for impairment at June 30, 2013 and December 31, 2012. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the six months ended June 30, 2013 and 2012, the Company did not incur any impairment charge on ESR equipment. Although the Company is actively seeking and negotiating with potential buyers, the Company can give no assurances that the sale process will be successful and, if it were successful, there are no assurances as to the amount or timing of any potential proceeds.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At June 30, 2013 and December 31, 2012, short-term bank loans consisted of the following:

	June 30, 2013	December 31, 2012

Loan from Agricultural and Commercial Bank, due on August 26, 2013 with annual interest rate of 6.90% at December 31, 2012, secured by certain assets of the Company and repaid on May 15, 2013.	$-	$474,977

Loan from Agricultural and Commercial Bank, due on May 9, 2014 with annual interest rate of 7.20% at June 30, 2013, secured by certain assets of the Company.	484,794	-

Loan from Bank of Communications, due on May 8, 2013 with annual interest rate of 6.72% at December 31, 2012, repaid on due date.	-	316,651

Loan from Bank of Communications, due on May 12, 2013 with annual interest rate of 6.72% at December 31, 2012, repaid on due date.	-	474,977

Loan from Bank of Communications, due on November 5, 2013 with annual interest rate of 6.72% at June 30, 2013.	323,196	-

Loan from Bank of Communications, due on November 12, 2013 with annual interest rate of 6.72% at June 30, 2013.	484,794	-

Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at December 31, 2012, secured by certain assets of the Company, repaid on due date.	-	949,953

Loan from Bank of China, due on January 3, 2014 with annual interest rate of 6.30% at June 30, 2013, secured by certain assets of the Company.	969,587	-

Loan from Jiangsu Huishan Mintai Village Town Bank, due on September 30, 2013 with annual interest rate of 7.80% at June 30, 2013, secured by certain assets of the Company.	807,989	-

Total short-term bank loans	$3,070,360	$2,216,558

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At June 30, 2013 and December 31, 2012, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2013	December 31, 2012
Bank of China, non-interest bearing, due and subsequently paid off on July 24, 2013, collateralized by 100% of restricted cash deposited.	$161,598	$-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and subsequently paid off on August 6, 2013, collateralized by 100% of restricted cash deposited.	807,989	-
Bank of Communications, non-interest bearing, due on November 23, 2013, collateralized by 100% of restricted cash deposited.	32,320	-
Bank of Communications, non-interest bearing, due on November 30, 2013, collateralized by 100% of restricted cash deposited.	323,196	-
Total	$1,325,103	$-

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

Twelve-month periods ending June 30,	Amount
2014	$357,939
Total minimum lease payment	357,939
Less: amount representing interest	(32,163)
Less: security deposit due	(65,561)
Present value of net minimum lease payment	260,215
Less: current portion	(260,215)
Long-term portion	$-

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
JUNE 30, 2013

NOTE 10 – INCOME TAXES (continued)

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

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Deferred tax asset:
Net U.S. operating loss carry forward	$1,714,450	$1,614,245
Loss on impairment of equipment	563,296	551,890
Total gross deferred tax asset	2,277,746	2,166,135

Less: valuation allowance	(1,714,450)	(1,614,245)
Net deferred tax asset	$563,296	$551,890

The valuation allowance at June 30, 2013 and December 31, 2012 was $1,714,450 and $1,614,245, respectively, related to the U.S. net operating loss carry forward. During the six months ended June 30, 2013, the valuation allowance was increased by approximately $100,000.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for sale in PRC, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for sale in PRC will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $563,296 and $551,890 has been set up at June 30, 2013 and December 31, 2012, respectively.

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2012, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing and Electric, accordingly, no additional statutory reserve is required at June 30, 2013. As of December 31, 2012, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy.

For the six months ended June 30, 2013, statutory reserve activity was as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2012	$373,048	$1,168,796	$937,894	$2,479,738
Addition to statutory reserves	-	-	159,931	159,931
Balance – June 30, 2013	$373,048	$1,168,796	$1,097,825	$2,639,669

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 12 - SEGMENT INFORMATION

For the three and six months ended June 30, 2013 and 2012, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Forged rolled rings and related components	$8,197,830	$8,208,210	$14,724,531	$13,793,665
Dyeing and finishing equipment	9,016,304	4,624,653	16,374,302	8,448,427
	17,214,134	12,832,863	31,098,833	22,242,092
Depreciation:
Forged rolled rings and related components	1,059,267	1,215,536	2,105,844	2,432,705
Dyeing and finishing equipment	592,341	329,630	1,115,315	659,806
	1,651,608	1,545,166	3,221,159	3,092,511
Interest expense:
Forged rolled rings and related components	32,761	52,563	79,913	130,196
Dyeing and finishing equipment	31,765	17,800	89,740	30,200
	64,526	70,363	169,653	160,396
Net income (loss):
Forged rolled rings and related components	1,223,554	750,036	2,020,120	1,076,705
Dyeing and finishing equipment	1,258,828	506,797	2,219,987	916,140
Other (a)	(159,829)	(185,463)	(294,954)	(618,680)
	$2,322,553	$1,071,370	$3,945,153	$1,374,165

Identifiable long-lived tangible assets at June 30, 2013 and December 31, 2012 by segment:	June 30, 2013	December 31, 2012
Forged rolled rings and related components	$43,279,304	$40,636,142
Dyeing and finishing equipment	20,861,705	18,799,958
	$64,141,009	$59,436,100

Identifiable long-lived tangible assets at June 30, 2013 and December 31, 2012 by geographical location:	June 30, 2013	December 31, 2012
China	$64,141,009	$59,436,100
United States	-	-
	$64,141,009	$59,436,100

(a)           The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 13 – SHAREHOLDERS’ EQUITY

On June 18, 2013, the Company sold 428,398 shares of common stock at a purchase price of $4.50 per share.  The shares were sold pursuant to a prospectus supplement dated June 18, 2013 to the Company’s registration statement on Form S-3.  The Company did not engage a placement agent with respect to the sale.  The Company paid a fee of 10% and a non-accountable expense allowance of 2%, for a total of $154,745, to an individual in connection with sales made to investors introduced to the Company by this individual who is not a U.S. citizen or resident.  The net proceeds received by the Company from the sale of the shares were $1,767,546.  The Company will use the proceeds for working capital and other general corporate purposes.

NOTE 14 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the six months ended June 30, 2013 and 2012.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
Supplier	2013	2012
A	15%	22%
B	17%	20%
C	10%	18%

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

As of June 30, 2013 and December 31, 2012, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at June 30, 2013 and December 31, 2012 were approximately $83,434,000 and $77,514,000, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On July 10, 2013, the Company sold a total of 150,518 shares of common stock at a price of $4.70 per share to an investor and received net proceeds of approximately $620,000. The shares were issued pursuant to a prospectus supplement for the Company’s registration statement on Form S-3.  The Company paid a fee of 10% and a non-accountable expense allowance of 2%, for a total of $84,892, to an individual in connection with sales made to investors introduced to the Company by this individual who is not a U.S. citizen or resident.  The net proceeds received by the Company from the sale of the shares were approximately $620,000.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 16 – SUBSEQUENT EVENTS (continued)

On July 29, 2013, the Company issued a total of 30,000 shares of common stock pursuant to its 2010 long-term incentive plan, of which 8,000 shares were issued to the chief executive officer’s wife, 8,000 shares were issued to the chief financial officer and 14,000 shares were issued to other employees. The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $78,600 in the third quarter of fiscal 2013 and prepaid expenses of $78,600 which will be amortized in the fourth quarter of fiscal 2013.

On July 24, 2013, the Company made the payment of $161,598 to Bank of China in order to pay off the bank acceptance note payable which was collateralized by 100% of restricted cash deposited.

On August 6, 2013, the Company made the payment of $807,989 to Jiangsu Huishan Mintai Village Town Bank in order to pay off the bank acceptance note payable which was collateralized by 100% of restricted cash deposited.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$3,093	18.0%	$4,641	36.2%
Other industries	5,105	29.6%	3,568	27.8%
Total forged rolled rings and related components	8,198	47.6%	8,209	64.0%
Dyeing and finishing equipment	9,016	52.4%	4,624	36.0%
Total	$17,214	100.0%	$12,833	100.0%

	Six Months Ended June 30,
	2013		2012
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$6,789	21.8%	$7,178	32.3%
Other industries	7,936	25.5%	6,616	29.7%
Total forged rolled rings and related components	14,725	47.3%	13,794	62.0%
Dyeing and finishing equipment	16,374	52.7%	8,448	38.0%
Total	$31,099	100.0%	$22,242	100.0%

Forged Rolled Rings and Related Components Segment

Through our forged rolled rings and other related products division

●
We produce precision forged rolled rings and other forged components to the wind and other industries. Our forged rolled rings and other related products are sold to manufacturers of industrial equipment. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

●
We manufacture and deliver test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the six months ended June 30, 2013 and 2012, we generated revenue from the sale of solar industry related products of $774,037 and $264,565, respectively. All of the revenue for the six months ended June 30, 2013 was generated in the quarter ended June 30, 2013.

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

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $4.4 million, or 95.0%, in the three months ended June 30, 2013 from the three months ended June 30, 2012.  Revenue from our dyeing segment increased $7.9 million, or 93.8%, in the six months ended June 30, 2013 from the six months ended June 30, 2012. We believe that the increase reflects our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Our gross margin from our dyeing segment increased to 24.3% for the three months ended June 30, 2013, from 20.4% for the three months ended June 30, 2012. Our gross margin from our dyeing segment increased to 23.5% for the six months ended June 30, 2013, from 20.1% for the six months ended June 30, 2012.

The factors that affected our revenue, gross margin and net income in both of our segments during the six months ended June 30, 2013 may continue to affect our operations in the rest of fiscal 2013. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 42% of our purchases of raw materials for the six months ended June 30, 2013.

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

Advances to Suppliers

Advances to suppliers represent the advance payments for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery.

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

Equipment Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At June 30, 2013 and December 31, 2012, we reflected certain electro-slag re-melted (“ESR”) equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the three and six months ended June 30, 2013 and 2012, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and six months ended June 30, 2013 and 2012, amounts allocated to warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. This guidance was adopted by us effective January 1, 2013, and did not have a significant impact on our consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Introduction

The following table sets forth the results of our operations for the three months ended June 30, 2013 and 2012 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Revenues	$17,214	100.0%	$12,833	100.0%
Cost of revenues	13,241	76.9%	10,139	79.0%
Gross profit	3,973	23.1%	2,694	21.0%
Operating expenses	865	5.0%	1,126	8.8%
Income from operations	3,108	18.1%	1,568	12.2%
Other expenses	(62)	(0.4)%	(62)	(0.5)%
Income before provision for income taxes	3,046	17.7%	1,506	11.7%
Provision for income taxes	724	4.2%	435	3.4%
Net income	2,322	13.5%	1,071	8.3%
Other comprehensive income:
Foreign currency translation adjustment	1,217	7.1%	60	0.5%
Comprehensive income	$3,539	20.6%	$1,131	8.8%

The following table sets forth the results of our operations for the six months ended June 30, 2013 and 2012 indicated as a percentage of net revenues (dollars in thousands):

	Six Months Ended June 30,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Revenues	$31,099	100.0%	$22,242	100.0%
Cost of revenues	23,996	77.2%	17,665	79.4%
Gross profit	7,103	22.8%	4,577	20.6%
Operating expenses	1,710	5.5%	2,166	9.7%
Income from operations	5,393	17.3%	2,411	10.9%
Other expenses	(137)	(0.4)%	(371)	(1.7)%
Income before provision for income taxes	5,256	16.9%	2,040	9.2%
Provision for income taxes	1,311	4.2%	666	3.0%
Net income	3,945	12.7%	1,374	6.2%
Other comprehensive income:
Foreign currency translation adjustment	1,646	5.3%	512	2.3%
Comprehensive income	$5,591	18.0%	$1,886	8.5%

The following table sets forth information as to the gross margin for our two business segments for the three months ended June 30, 2013 and 2012 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
Revenues	$8,198	$9,016	$17,214	$8,209	$4,624	$12,833
Cost of revenues	$6,412	$6,829	$13,241	$6,460	$3,679	$10,139
Gross profit	$1,786	$2,187	$3,973	$1,749	$945	$2,694
Gross margin %	21.8%	24.3%	23.1%	21.3%	20.4%	21.0%

The following table sets forth information as to the gross margin for our two business segments for the six months ended June 30, 2013 and 2012 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
Revenues	$14,725	$16,374	$31,099	$13,794	$8,448	$22,242
Cost of revenues	$11,477	$12,519	$23,996	$10,911	$6,754	$17,665
Gross profit	$3,248	$3,855	$7,103	$2,883	$1,694	$4,577
Gross margin %	22.1%	23.5%	22.8%	20.9%	20.1%	20.6%

Revenues

For the three months ended June 30, 2013, we had revenues of $17,214,000, as compared to revenues of $12,833,000 for the three months ended June 30, 2012, an increase of $4,381,000 or approximately 34.1%. For the six months ended June 30, 2013, we had revenues of $31,099,000, as compared to revenues of $22,242,000 for the six months ended June 30, 2012, an increase of $8,857,000 or approximately 39.8%. The increase in revenue was attributable to the increase in revenue from our forged rolled rings and related products for other  industries and the increase in revenue from dyeing segment, offset by the decrease in revenue from our forged rolled rings and related products for wind power industry, and is summarized as follows (dollars in thousands):

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	(Decrease) Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$3,093	$4,641	$(1,548)	(33.4)%
Other industries	5,105	3,568	1,537	43.1%
Total forged rolled rings and related products	8,198	8,209	(11)	(0.1)%
Dyeing and finishing equipment	9,016	4,624	4,392	95.0%
Total revenues	$17,214	$12,833	$4,381	34.1%

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	(Decrease) Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$6,789	$7,178	$(389)	(5.4)%
Other industries	7,936	6,616	1,320	19.9%
Total forged rolled rings and related products	14,725	13,794	931	6.7%
Dyeing and finishing equipment	16,374	8,448	7,926	93.8%
Total revenues	$31,099	$22,242	$8,857	39.8%

Forged rolled rings and related products segment

For the three months ended June 30, 2013, revenue from forged rolled rings and related products for the wind power industry decreased by approximately $1.5 million or 33.4% as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, revenue from forged rolled rings and related products for the wind power industry decreased by approximately $0.4 million or 5.4% as compared to the six months ended June 30, 2012. The decrease in revenue from forging of rolled rings and related products for wind power industry was primarily attributable to i) an apparent decline in the market for capital equipment, including products for the wind power industry; ii) Notwithstanding the Chinese government’s commitment to wind power development, the ability and willingness of manufacturing companies and wind power companies to purchase equipment was affected by the decision by the China central bank to tighten the monetary supply, which reduced the availability of bank financing both for owners of wind farms who require bank loans to purchase equipment and for potential purchasers of heavy equipment; iii) decision by turbine manufactures to establish vertically integrated operations, thus eliminating the reducing the potential market for our wind power products.

For the three months ended June 30, 2013, revenue from the sale of forged rolled rings and related products to other industries increased by approximately $1.5 million or 43.1% as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, revenue from the sale of forged rolled rings and related products to other industries increased by approximately $1.3 million or 19.9% as compared to the six months ended June 30, 2012. The increase in revenue from forging of rolled rings and related products for other industries was mainly attributable to our increased sales efforts.

Although recent data from the China Wind Energy Association cites that wind power surpassed nuclear to become the third largest source of electric power in China, the industry remains fraught with challenges. Issues of wind turbine overcapacity, grid connectivity issues, international trade protectionism and tight credit conditions persist. In fact, the reported growth rate of new capacity actually slowed in 2012 to 14 gigawatts from about 21 gigawatts in 2011.

Given this environment, we anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry will remain around their current levels for the remainder of 2013. We expect that over the longer term these issues will be resolved, as China moves forward with its goal to reach 100 GW of installed wind power capacity by 2015 and 200 GW by 2020.

The demand for products such as ours which are used for wind power industry and solar power industry is uncertain. We believe that over the long term, our forged rolled rings and related components for wind power industry will expand since the government of the PRC has announced its desire to increase the use of wind power as an energy source. So far, sales to the solar energy sector have not yet contributed a significant amount to our revenue and may never represent a significant portion of our revenue. We are currently seeking to expand into other industries, including oil and natural gas, although we can give no assurances that the expansion will be successful.

Dyeing and finishing equipment segment

The increase in revenue from the sale of dyeing and finishing equipment for the three and six months ended June 30, 2013 was primarily attributable to the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Thus far in 2013, we have seen strong order flow in our dyeing machine segment which we expect to continue throughout the year.  As a result, we have added shifts, increased staff and installed additional equipment to expand capacity and meet anticipated demand.

Additionally, we recently received five PRC patent certificates for devices and parts of its airflow dyeing machine. These patents cover the dyeing liquid mixing device, dyeing liquid atomizing device, horizontal manipulated devices, mechanical seal and atomizer of its airflow dyeing machine.  The patents relate to devices and parts that allow for lower water and energy usage, improved dyeing effects, extend the service life of the machine and provide easier cleaning of atomized dyeing equipment.  We applied for such patents on December 25, 2012.  The patents were issued by the State Intellectual Property Office of the People’s Republic of China (“SIPO”) and were granted to the Company’s variable interest entity (VIE), Wuxi Huayang Dyeing Machinery Co., Ltd., on June 5, 2013. The patents provide us with the exclusive use of these designs in dyeing equipment for a period of ten years.

Cost of revenues

Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended June 30, 2013, cost of revenues was $13,241,000 as compared to $10,139,000 for the three months ended June 30, 2012, an increase of $3,102,000, or 30.6%. Cost of revenues related to the manufacture of forged rolled rings and related products was $6,412,000 for the three months ended June 30, 2013 as compared to $6,460,000 for the three months ended June 30, 2012. Cost of revenues for the dyeing and finishing equipment segment was $6,829,000 for the three months ended June 30, 2013, as compared to $3,679,000 for the three months ended June 30, 2012.

For the six months ended June 30, 2013, cost of revenues was $23,996,000 as compared to $17,665,000 for the six months ended June 30, 2012, an increase of $6,331,000, or 35.8%. Cost of revenues related to the manufacture of forged rolled rings and related products was $11,477,000 for the six months ended June 30, 2013 as compared to $10,911,000 for the six months ended June 30, 2012. Cost of revenues for the dyeing and finishing equipment segment was $12,519,000 for the six months ended June 30, 2013, as compared to $6,754,000 for the six months ended June 30, 2012.

Gross profit and gross margin

Our gross profit was $3,973,000 for the three months ended June 30, 2013 as compared to $2,694,000 for the three months ended June 30, 2012, representing gross margins of 23.1% and 21.0%, respectively. Our gross profit was $7,103,000 for the six months ended June 30, 2013 as compared to $4,577,000 for the six months ended June 30, 2012, representing gross margins of 22.8% and 20.6%, respectively.

Gross profit from forged rolled rings and related products segment was $1,786,000 for the three months ended June 30, 2013 as compared to $1,749,000 for the three months ended June 30, 2012, representing gross margins of approximately 21.8% and 21.3%, respectively. Gross profit from forged rolled rings and related products segment was $3,248,000 for the six months ended June 30, 2013 as compared to $2,883,000 for the six months ended June 30, 2012, representing gross margins of approximately 22.1% and 20.9%, respectively. The increase in our gross margin for the forged rolled rings and related products segment for the three and six months ended June 30, 2013 as compared to the comparable periods in 2012 was mainly attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels and a slight decrease in our raw materials costs.  We expect that we can improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $2,187,000 for the three months ended June 30, 2013 as compared to $945,000 for the three months ended June 30, 2012, representing gross margins of approximately 24.3% and 20.4%, respectively. Gross profit for the dyeing and finishing equipment segment was $3,855,000 for the six months ended June 30, 2013 as compared to $1,694,000 for the six months ended June 30, 2012, representing gross margins of approximately 23.5% and 20.1%, respectively. For the three and six months ended June 30, 2013, the significant portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery. For the three and six months ended June 30, 2012, the primary portion of our revenue for the dyeing and finishing equipment segment is from traditional dyeing machinery. Our airflow dyeing machinery uses air flow rather than water which is used in the traditional dyeing process. The technology used in airflow machinery is designed to result in reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. Our unit sale price for airflow dyeing machinery is a little higher than our unit sale price for traditional dyeing machinery. Therefore, our gross margins for the dyeing and finishing equipment segment for the three and six months ended June 30, 2013 increased from the three and six months ended June 30, 2012.

Depreciation

Depreciation was $1,652,000 and $1,545,000 for the three months ended June 30, 2013 and 2012, and was $3,221,000 and $3,093,000 for the six months ended June 30, 2013 and 2012, respectively. Depreciation for the three and six months ended June 30, 2013 and 2012 was included in the following categories (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$1,407	$1,171	$2,869	$2,344
Operating expenses	245	374	352	749
Total	$1,652	$1,545	$3,221	$3,093

The increase in depreciation expense for cost of revenues for the three and six months ended June 30, 2013 as compared to the corresponding periods in fiscal 2012 is attributable to the increase in our depreciable production equipment.

During the first half of 2012, we recorded depreciation expense related to ESR production equipment in operating expenses since we did not perform any production for ESR products and we did not use the equipment in the first quarter of 2012. As of December 31, 2012, the Company committed to a plan to sell the ESR production equipment that was used to produce forged products for the high performance components market and recorded it as equipment held for sale on the accompanying consolidated balance sheet. The assets held for sale is no longer subject to depreciation as they are not used in operations. Accordingly, during the three and six months ended June 30, 2013, we did not record any depreciation expense related to the ESR production equipment.  Depreciation included in operating expenses for the three and six months ended June 30, 2013 decreased by approximately $129,000 and $397,000, respectively, as compared to the three and six months ended June 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $620,000 for the three months ended June 30, 2013, as compared to $752,000 for the three months ended June 30, 2012, a decrease of $132,000 or approximately 17.5%.

Selling, general and administrative expenses totaled $1,358,000 for the six months ended June 30, 2013, as compared to $1,418,000 for the six months ended June 30, 2012, a decrease of $60,000 or approximately 4.2%.

Selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012 consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Professional fees	$64	$85	$114	$156
Bad debt recovery	(312)	-	(312)	(47)
Payroll and related benefits	192	205	385	373
Travel and entertainment	181	41	245	91
Shipping	293	276	556	493
Research and development expense	38	-	38	-
Other	164	145	332	352
Total	$620	$752	$1,358	$1,418

●
Professional fees for the three months ended June 30, 2013 decreased by $21,000, or 24.7%, as compared to the three months ended June 30, 2012. The decrease was primarily attributable to a decrease in fees incurred and paid for investor relations of approximately $19,000 and a decrease in other miscellaneous service fees of approximately $2,000. Professional fees for the six months ended June 30, 2013 decreased by $42,000, or 26.9%, as compared to the six months ended June 30, 2012. The decrease was primarily attributable to a decrease in fees incurred and paid for investor relations of approximately $46,000, offset by an increase in other miscellaneous service fees of approximately $4,000.

●
For the three months ended June 30, 2013 and 2012, we recorded bad debt recovery of approximately $312,000 and $0, respectively. For the six months ended June 30, 2013 and 2012, we recorded bad debt recovery of approximately $312,000 and $47,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●
Payroll and related benefits for the three months ended June 30, 2013 decreased by $13,000, or 6.3%, as compared to the three months ended June 30, 2012. Payroll and related benefits for the six months ended June 30, 2013 increased by $12,000, or 3.2%, as compared to the six months ended June 30, 2012. The increase was mainly attributable to an increase in stock-based compensation of approximately $29,000 offset by a decrease in compensation of approximately $17,000 in our forged rolled rings and related products segment resulting from decreased salaries incurred and paid to management due to stricter controls on corporate spending.  We expect that payroll and related benefits will increase as we expand our manufacturing operations for the airflow dyeing equipment.

●
Travel and entertainment expense for the three months ended June 30, 2013 increased by $140,000, or 341.5%, as compared to the three months ended June 30, 2012. Travel and entertainment expense for the six months ended June 30, 2013 increased by $154,000, or 169.2%, as compared to the six months ended June 30, 2012. The increase is primarily attributable to the increased spending in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitor and to enhance our visibility.

●
Shipping expense for the three months ended June 30, 2013 increased by $17,000, or 6.2%, as compared to the three months ended June 30, 2012. Shipping expense for the six months ended June 30, 2013 increased by $63,000, or 12.8%, as compared to the six months ended June 30, 2012. The increase was mainly attributable to the increase in our revenues during the first half of 2013 as compared to the first half of 2012.

●
For the three and six months ended June 30, 2013, we recorded research and development expense of approximately $38,000. Research and development expense was related to our new dyeing machinery. We did not record any research and development expense for the three and six months ended June 30, 2012.

●
Other selling, general and administrative expenses for the three months ended June 30, 2013 increased by $19,000, or 13.1% as compared to the three months ended June 30, 2012. The increase was primarily attributable to the increase in vehicle expense of approximately $14,000 and the increase in other miscellaneous items of approximately $5,000. Other selling, general and administrative expenses for the six months ended June 30, 2013 decreased by $20,000, or 5.7% as compared to the six months ended June 30, 2012, which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from operations

As a result of the factors described above, for the three months ended June 30, 2013, income from operations amounted to $3,108,000, as compared to $1,568,000 for the three months ended June 30, 2012, an increase of $1,540,000 or 98.1%, and for the six months ended June 30, 2013, income from operations amounted to $5,393,000, as compared to $2,411,000 for the six months ended June 30, 2012, an increase of $2,982,000 or 123.7%.

Other income (expense)

Other income (expense) includes interest expense, nominal foreign currency transaction gain/loss, warrant modification expense, interest income and other income. Total other expense remained materially consistent for the three months ended June 30, 2013 as compared to total other expense for the three months ended June 30, 2012. For the six months ended June 30, 2013, total other expense amounted to $137,000 as compared to total other expense $371,000 for the six months ended June 30, 2012, a decrease of $234,000 or 63.0%. The decrease was primarily attributable to the decrease in warrant modification expense of approximately $235,000.

Income tax expense

Income tax expense was $724,000 for the three months ended June 30, 2013, as compared to $435,000 for the three months ended June 30, 2012, an increase of $289,000, or 66.4%. Income tax expense was $1,311,000 for the six months ended June 30, 2013, as compared to $666,000 for the six months ended June 30, 2012, an increase of $645,000, or 96.9%. The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income

As a result of the foregoing, our net income was $2,323,000, or $0.79 per share (basic and diluted), for the three months ended June 30, 2013, as compared with $1,071,000, or $0.42 per share (basic) and $0.40 per share (diluted), for the three months ended June 30, 2012, an increase of $1,251,000 or 116.8%. Our net income was $3,945,000, or $1.35 per share (basic and diluted), for the six months ended June 30, 2013, as compared with $1,374,000, or $0.58 per share (basic) and $0.53 per share (diluted), for the six months ended June 30, 2012, an increase of $2,571,000 or 187.1%.

Foreign currency translation gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,217,000 for the three months ended June 30, 2013, as compared to $60,000 for the three months ended June 30, 2012, and we reported a foreign currency translation gain of $1,645,000 for the six months ended June 30, 2013, as compared to $512,000 for the six months ended June 30, 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended June 30, 2013 of $3,540,000, compared to $1,131,000 for the three months ended June 30, 2012, and we had comprehensive income for the six months ended June 30, 2013 of $5,591,000, compared to $1,886,000 for the six months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2013 and December 31, 2012, we had cash balances of approximately $3,255,000 and $1,446,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	June 30, 2013		December 31, 2012
United States	$930	28.6%	$31	2.1%
China	2,325	71.4%	1,415	97.9%
Total cash and cash equivalents	$3,255	100.0%	$1,446	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2012 to June 30, 2013 (dollars in thousands):

			December 31, 2012 to June 30, 2013
	June 30, 2013	December 31, 2012	Change	Percentage Change
Working capital:
Total current assets	$22,665	$19,074	$3,591	18.8%
Total current liabilities	13,069	11,810	1,259	10.7%
Working capital:	$9,596	$7,264	$2,332	32.1%

Our working capital increased $2,332,000 to $9,596,000 at June 30, 2013 from $7,264,000 at December 31, 2012. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $1,809,000, an increase in restricted cash of approximately $1,325,000, an increase in notes receivable of approximately $269,000, an increase in advances to suppliers of approximately $491,000, an increase in prepaid VAT on purchases of approximately $206,000, a decrease in accounts payable of approximately $796,000, a decrease in accrued expenses of approximately $396,000, offset by a decrease in inventories, net of reserve for obsolete inventory, of approximately $401,000, an increase in short-term bank loans of approximately $854,000, an increase in bank acceptance notes payable of approximately $1,325,000 and an increase in advances from customers of approximately $341,000.

Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheet.

Net cash flow provided by operating activities was $5,169,000 for the six months ended June 30, 2013 as compared to $3,024,000 for the six months ended June 30, 2012, an increase of $2,145,000.

●
Net cash flow provided by operating activities for the six months ended June 30, 2013 primarily reflected net income of $3,945,000 adjusted for non-cash items primarily consisting of depreciation of $3,221,000, a decrease in allowance for doubtful accounts of $312,000, amortization of land use rights of $47,000, and stock-based compensation of $133,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $556,000, a decrease in inventories of $518,000 and an increase in advances from customers of $300,000, offset primarily by an increase in notes receivable of $265,000, an increase in prepaid value-added taxes on purchase of $193,000, an increase in advances to suppliers of $474,000, a decrease in accounts payable of $1,741,000, and a decrease in accrued expenses of $409,000.

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

Net cash flow used in investing activities reflects the purchase of property and equipment of $5,824,000 and $3,263,000 for the six months ended June 30, 2013 and 2012, respectively.

Net cash flow provided by financing activities was $2,437,000 for the six months ended June 30, 2013 as compared to $387,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013, we received proceeds from bank loans of $3,041,000, proceeds from an increase in bank acceptance notes payable of $1,312,000, and net proceeds from sale of common stock of $1,768,000, offset by the repayment of bank loans of $2,241,000, repayments of principal on capital lease obligations of $131,000 and the increase in restricted cash of $1,312,000. During the six months ended June 30, 2012, we received proceeds from bank loans of $2,213,000, proceeds from decrease in restricted cash of $32,000, and proceeds from exercise of warrants of $198,000, offset by the repayment of bank loans of $1,897,000, repayments of principal on capital lease obligations of $127,000 and decrease in bank acceptance notes payable of $32,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our forged rolled rings division. We also expect to incur modest expenses in maintaining our dyeing business. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

On June 18, 2013, we entered into agreements dated June 17, 2013 pursuant to which we sold a total of 428,398 shares of common stock at a purchase price of $4.50 per share.  On July 10, 2013, we sold a total of 150,518 shares of common stock at a price of $4.70 per share to an investor.   We received net proceeds from the sale of these shares of approximately $2,389,000. We are using the proceeds for working capital and other general corporate purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,070	$3,070	$-	$-	$-
Capital lease obligations (2)	260	260	-	-	-
Total	$3,330	$3,330	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.
(2)	Capital lease obligations include the interest portion, security deposit due and present value of net minimum lease payment.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three and six months ended June 30, 2013, we had unrealized foreign currency translation gains of $1,217,027 and $1,645,467, respectively, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the six months ended June 30, 2013, due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system during 2014 by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the six months ended June 30, 2013. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended June 30, 2013 are fairly stated, in all material respects, in accordance with GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 14, 2013	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer