Form 10-Q
period 2013-09-30
Cleantech Solutions International, Inc.,
filed 2013-11-13
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,503,502 shares of common stock are issued and outstanding as of November 13, 2013.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2013

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3
	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4	Controls and Procedures.	39

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	41

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

PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,223,017	$1,445,728
Restricted cash	796,567	-
Notes receivable	485,793	88,029
Accounts receivable, net of allowance for doubtful accounts	11,545,834	10,078,623
Inventories, net of reserve for obsolete inventory	6,216,215	5,897,555
Advances to suppliers	1,303,911	593,104
Prepaid VAT on purchases	830,361	542,032
Prepaid expenses and other	227,651	428,326

Total Current Assets	23,629,349	19,073,397

PROPERTY AND EQUIPMENT - net	66,699,091	59,436,100

OTHER ASSETS:
Deferred tax assets	566,666	551,890
Equipment held for sale	7,309,150	7,118,555
Land use rights, net	3,784,841	3,756,342

Total Assets	$101,989,097	$89,936,284

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,088,728	$2,216,558
Bank acceptance notes payable	796,567	-
Accounts payable	5,494,461	5,474,479
Accrued expenses	552,758	986,824
Capital lease obligation - current portion	-	251,413
Advances from customers	2,210,102	1,851,987
VAT and service taxes payable	-	206,527
Income taxes payable	1,069,434	822,082

Total Current Liabilities	13,212,050	11,809,870

OTHER LIABILITIES:
Capital lease obligation - net of current portion	-	132,756

Total Liabilities	13,212,050	11,942,626

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and
outstanding at September 30, 2013 and December 31, 2012, respectively)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,503,502 and 2,894,586
shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	3,503	2,894
Additional paid-in capital	31,532,308	28,987,128
Retained earnings	44,200,317	38,401,734
Statutory reserve	2,757,044	2,479,738
Accumulated other comprehensive gain - foreign currency translation adjustment	10,283,875	8,122,164

Total Stockholders' Equity	88,777,047	77,993,658

Total Liabilities and Stockholders' Equity	$101,989,097	$89,936,284

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$18,213,508	$17,343,723	$49,312,341	$39,585,815

COST OF REVENUES	13,576,808	13,024,265	37,572,531	30,689,436

GROSS PROFIT	4,636,700	4,319,458	11,739,810	8,896,379

OPERATING EXPENSES:
Depreciation	109,652	373,896	461,539	1,122,432
Selling, general and administrative	1,316,925	739,386	2,675,076	2,157,053

Total Operating Expenses	1,426,577	1,113,282	3,136,615	3,279,485

INCOME FROM OPERATIONS	3,210,123	3,206,176	8,603,195	5,616,894

OTHER INCOME (EXPENSE):
Interest income	14,840	5,069	16,009	10,919
Interest expense	(74,638)	(84,289)	(244,291)	(244,685)
Foreign currency (loss) gain	(9,821)	1,251	(15,800)	6,642
Warrant modification expense	-	-	-	(235,133)
Other income	5,933	51,523	43,015	64,803

Total Other Income (Expense), net	(63,686)	(26,446)	(201,067)	(397,454)

INCOME BEFORE INCOME TAXES	3,146,437	3,179,730	8,402,128	5,219,440

INCOME TAXES	1,015,701	824,628	2,326,239	1,490,173

NET INCOME	$2,130,736	$2,355,102	$6,075,889	$3,729,267

COMPREHENSIVE INCOME:
NET INCOME	$2,130,736	$2,355,102	$6,075,889	$3,729,267

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	516,244	(169,625)	2,161,711	342,015

COMPREHENSIVE INCOME	$2,646,980	$2,185,477	$8,237,600	$4,071,282

NET INCOME PER COMMON SHARE:
Basic	$0.61	$0.88	$1.95	$1.51
Diluted	$0.61	$0.88	$1.95	$1.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,479,646	2,667,017	3,112,148	2,469,818
Diluted	3,479,646	2,667,017	3,112,148	2,617,798

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,075,889	$3,729,267
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,882,899	4,719,769
Amortization of land use rights	71,261	70,068
Increase (decrease) in allowance for doubtful accounts	76,784	(46,616)
Warrant modification expense	-	235,133
Stock-based compensation expense	278,034	129,030
Changes in operating assets and liabilities:
Notes receivable	(390,950)	(112,209)
Accounts receivable	(1,260,651)	(3,368,092)
Inventories	(158,944)	(1,925,810)
Prepaid value-added taxes on purchases	(270,730)	844,969
Prepaid and other current assets	82,378	(41,315)
Advances to suppliers	(687,094)	(627,455)
Accounts payable	(672,461)	1,310,123
Accrued expenses	(451,672)	(49,578)
VAT and service taxes payable	(209,667)	-
Income taxes payable	222,801	289,230
Advances from customers	305,052	668,446

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,892,929	5,824,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,943,309)	(6,334,776)

NET CASH USED IN INVESTING ACTIVITIES	(9,943,309)	(6,334,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(390,009)	(205,509)
Proceeds from bank loans	4,821,973	2,686,706
Repayments of bank loans	(4,018,311)	(2,370,623)
(Increase) decrease in restricted cash	(787,589)	316,083
Increase (decrease) in bank acceptance notes payable	787,589	(316,083)
Net proceeds from sale of common stock	2,388,589	-
Proceeds from exercise of warrants	-	198,142

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,802,242	308,716

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	25,427	3,898

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	777,289	(197,202)

CASH AND CASH EQUIVALENTS - beginning of period	1,445,728	1,152,607

CASH AND CASH EQUIVALENTS - end of period	$2,223,017	$955,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$244,291	$244,685
Income taxes	$2,103,438	$1,200,944

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$547,294	$-
Series A preferred converted to common shares	$-	$13,198
Common stock issued for future service	$78,600	$27,440

See notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and warrant modification expense.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of September 30, 2013 and December 31, 2012, balances in banks in the PRC of $1,756,117 and $1,414,674, respectively, are uninsured.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The following tables present information about equipment held for sale measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013	Gains (Losses)
Equipment held for sale	$-	$-	$7,309,150	$7,309,150	$-

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012	Loss
Equipment held for sale	$-	$-	$7,118,555	$7,118,555	$2,206,253

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in FASB ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2012. Upon completion of its 2012 impairment analysis, the Company determined that the carrying value exceeded the fair market value on equipment which is held for sale. The Company recorded an impairment charge of $2,206,253 at December 31, 2012. The difference in the value of equipment held for sale at September 30, 2013 from December 31, 2012 reflects changes in the currency exchange ratio.

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
SEPTEMBER 30, 2013

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

At September 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

	September 30, 2013		December 31, 2012
Country:
United States	$466,900	21.0%	$31,054	2.1%
China	1,756,117	79.0%	1,414,674	97.9%
Total cash and cash equivalents	$2,223,017	100.0%	$1,445,728	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $485,793 and $88,029 at September 30, 2013 and December 31, 2012, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $2,739,117 and $2,592,057, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $139,621 and $135,980 at September 30, 2013 and December 31, 2012, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,303,911 and $593,104 as of September 30, 2013 and December 31, 2012, respectively.

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

Equipment held for sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At September 30, 2013 and December 31, 2012, the Company reflected certain electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2013 and 2012.

Advances from customers

Advances from customers at September 30, 2013 and December 31, 2012 amounted to $2,210,102 and $1,851,987, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and nine months ended September 30, 2013 and 2012, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2013 and December 31, 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Shipping costs

Shipping costs are included in selling expenses and totaled $354,164 and $311,275 for the three months ended September 30, 2013 and 2012, respectively. Shipping costs totaled $910,095 and $803,951 for the nine months ended September 30, 2013 and 2012, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $56,491 and $48,020 for the three months ended September 30, 2013 and 2012, respectively. Employee benefit costs totaled $157,588 and $137,575 for the nine months ended September 30, 2013 and 2012, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and totaled $18,260 and $16,997 for the three months ended September 30, 2013 and 2012, respectively. Advertising expenses totaled $18,260 and $20,653 for the nine months ended September 30, 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. The costs primarily consist of raw materials and salaries paid for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $29,050 and $66,846 for the three and nine months ended September 30, 2013, respectively.  The Company did not incur any research and development expense during the three and nine months ended September 30, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2013 and 2012 was $25,427 and $3,898, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2013 and December 31, 2012 were translated at 6.15140 RMB to $1.00 and at 6.31610 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2013 and 2012 were 6.22152 RMB and 6.32745 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,130,736	$2,355,102	$6,075,889	$3,729,267
Weighted average common stock outstanding - basic	3,479,646	2,667,017	3,112,148	2,469,818
Effect of dilutive securities:
Series A convertible preferred stock	-	-	-	137,783
Warrants	-	-	-	10,197
Weighted average common stock outstanding - diluted	$3,479,646	2,667,017	3,112,148	2,617,798
Net income per common share - basic	$0.61	$0.88	$1.95	$1.51
Net income per common share - diluted	$0.61	$0.88	$1.95	$1.42

The Company did not have any common stock equivalents at September 30, 2013 and December 31, 2012.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2013 and 2012 included net income and unrealized gains/losses from foreign currency translation adjustments.

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
SEPTEMBER 30, 2013

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

Reclassification

Certain reclassifications have been made in prior year same period’s financial statements to conform to the current period’s financial presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	September 30, 2013	December 31, 2012
Accounts receivable	$14,284,951	$12,670,680
Less: allowance for doubtful accounts	(2,739,117)	(2,592,057)
	$11,545,834	$10,078,623

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $76,784 for the nine months ended September 30, 2013 and decreased the allowance for doubtful accounts of $46,616 for the nine months ended September 30, 2012.

NOTE 3 - INVENTORIES

At September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$1,560,581	$1,685,493
Work in process	2,580,155	2,602,990
Finished goods	2,215,100	1,745,052
	6,355,836	6,033,535
Less: reserve for obsolete inventory	(139,621)	(135,980)
	$6,216,215	$5,897,555

For the three and nine months ended September 30, 2013 and 2012, the Company did not make any change for reserve for obsolete inventory.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	September 30, 2013	December 31, 2012
Office equipment and furniture	5 Years	$253,404	$222,853
Manufacturing equipment	5 – 10 Years	67,477,040	56,916,700
Vehicles	5 Years	128,518	125,167
Construction in progress	-	1,578,728	28,785
Building and building improvements	20 Years	21,342,118	20,785,597
		90,779,808	78,079,102
Less: accumulated depreciation		(24,080,717)	(18,643,002)
		$66,699,091	$59,436,100

For the three months ended September 30, 2013 and 2012, depreciation expense amounted to $1,661,740 and $1,627,258, respectively, of which $1,552,088 and $1,253,362, respectively, is included in cost of revenues and the remainder is included in operating expenses. For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $4,882,899 and $4,719,769, respectively, of which $4,421,360 and $3,597,337, respectively, is included in cost of revenues and the remainder is included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended September 30, 2013 and 2012, amortization of land use rights amounted to $23,954 and $23,341, respectively. For the nine months ended September 30, 2013 and 2012, amortization of land use rights amounted to $71,261 and $70,068, respectively. At September 30, 2013 and December 31, 2012, land use rights consisted of the following:

	Useful Life	September 30, 2013	December 31, 2012
Land use rights	45 - 50 years	$4,389,374	$4,274,916
Less: accumulated amortization		(604,533)	(518,574)
		$3,784,841	$3,756,342

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2014	$96,098
2015	96,098
2016	96,098
2017	96,098
2018	96,098
Thereafter	3,304,351
$3,784,841

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – EQUIPMENT HELD FOR SALE

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell these assets. The assets held for sale are no longer subject to depreciation as they are not used in operations. As of September 30, 2013 and December 31, 2012, the Company committed to a plan to sell certain ESR equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheet. The Company evaluated equipment for impairment at September 30, 2013 and December 31, 2012. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the nine months ended September 30, 2013 and 2012, the Company did not incur any impairment charge on ESR equipment. Although the Company is actively seeking and negotiating with potential buyers, the Company can give no assurances that the sale process will be successful and, if it were successful, there are no assurances as to the amount or timing of any potential proceeds.

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At September 30, 2013 and December 31, 2012, short-term bank loans consisted of the following:

	September 30, 2013	December 31, 2012
Loan from Agricultural and Commercial Bank, due on August 26, 2013 with annual interest rate of 6.90% at December 31, 2012, secured by certain assets of the Company and repaid on May 15, 2013.	$-	$474,977
Loan from Agricultural and Commercial Bank, due on May 9, 2014 with annual interest rate of 7.20% at September 30, 2013, secured by certain assets of the Company.	487,694	-
Loan from Bank of Communications, due on May 8, 2013 with annual interest rate of 6.72% at December 31, 2012, repaid on due date.	-	316,651
Loan from Bank of Communications, due on May 12, 2013 with annual interest rate of 6.72% at December 31, 2012, repaid on due date.	-	474,977
Loan from Bank of Communications, due on November 5, 2013 with annual interest rate of 6.72% at September 30, 2013, repaid on due date. (see note 16)	325,129	-
Loan from Bank of Communications, due on November 12, 2013 with annual interest rate of 6.72% at September 30, 2013, repaid on due date. (see note 16)	487,694	-
Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at December 31, 2012, secured by certain assets of the Company, repaid on due date.	-	949,953
Loan from Bank of China, due on March 1, 2014 with annual interest rate of 6.27% at September 30, 2013, secured by certain assets of the Company.	487,694	-
Loan from Bank of China, due on March 3, 2014 with annual interest rate of 6.27% at September 30, 2013, secured by certain assets of the Company.	487,694	-
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 15, 2014 with annual interest rate of 9.30% at September 30, 2013, secured by certain assets of the Company.	812,823	-

Total short-term bank loans	$3,088,728	$2,216,558

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represents amounts due to a bank which are collateralized and typically renewed. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At September 30, 2013 and December 31, 2012, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2013	December 31, 2012
Bank of China, non-interest bearing, due on January 4, 2014, collateralized by 100% of restricted cash deposited.	$81,283	$-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on February 23, 2014, collateralized by 100% of restricted cash deposited.	325,129	-
Bank of Communications, non-interest bearing, due on November 23, 2013, collateralized by 100% of restricted cash deposited.	32,513	-
Bank of Communications, non-interest bearing, due on November 30, 2013, collateralized by 100% of restricted cash deposited.	325,129	-
Bank of Communications, non-interest bearing, due on January 3, 2014, collateralized by 100% of restricted cash deposited.	32,513	-
Total	$796,567	$-

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

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2013 and December 31, 2012 are as follows:

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 9 – INCOME TAXES (continued)

	September 30, 2013	December 31, 2012
Deferred tax asset:
Net U.S. operating loss carry forward	$1,786,309	$1,614,245
Loss on impairment of equipment	566,666	551,890
Total gross deferred tax asset	2,352,975	2,166,135

Less: valuation allowance	(1,786,309)	(1,614,245)
Net deferred tax asset	$566,666	$551,890

The valuation allowance at September 30, 2013 and December 31, 2012 was $1,786,309 and $1,614,245, respectively, related to the U.S. net operating loss carry forward. During the nine months ended September 30, 2013, the valuation allowance was increased by approximately $172,000.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for sale in PRC, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for sale in PRC will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $566,666 and $551,890 has been set up at September 30, 2013 and December 31, 2012, respectively.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common stock sold for cash

On June 18, 2013, the Company sold 428,398 shares of common stock at a purchase price of $4.50 per share.  The shares were sold pursuant to a prospectus supplement dated June 18, 2013 to the Company’s registration statement on Form S-3.  The Company did not engage a placement agent with respect to the sale.  The Company paid a fee of 10% and a non-accountable expense allowance of 2%, for a total of $154,745, to an individual in connection with sales made to investors introduced to the Company by this individual who is not a U.S. citizen or resident.  The net proceeds received by the Company from the sale of the shares were approximately $1,768,000.

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

Common stock issued for services

On July 29, 2013, the Company issued a total of 30,000 shares of common stock pursuant to its 2010 long-term incentive plan, of which 8,000 shares were issued to the chief executive officer’s wife, who the Company employs in its sales department, 8,000 shares were issued to the chief financial officer and 14,000 shares were issued to other employees. The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $78,600 in the third quarter of fiscal 2013 and prepaid expenses of $78,600 which will be amortized in the fourth quarter of fiscal 2013.

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 11 – STATUTORY RESERVES (continued)

entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2012, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing and Electric, accordingly, no additional statutory reserve is required at September 30, 2013. As of December 31, 2012, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy.

For the nine months ended September 30, 2013, statutory reserve activity was as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2012	$373,048	$1,168,796	$937,894	$2,479,738
Addition to statutory reserves	-	-	277,306	277,306
Balance – September 30, 2013	$373,048	$1,168,796	$1,215,200	$2,757,044

NOTE 12 - SEGMENT INFORMATION

For the three and nine months ended September 30, 2013 and 2012, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Forged rolled rings and related components	$8,722,683	$9,826,210	$23,447,214	$23,619,875
Dyeing and finishing equipment	9,490,825	7,517,513	25,865,127	15,965,940
	18,213,508	17,343,723	49,312,341	39,585,815
Depreciation:
Forged rolled rings and related components	1,065,933	1,261,991	3,171,777	3,694,696
Dyeing and finishing equipment	595,807	365,267	1,711,122	1,025,073
	1,661,740	1,627,258	4,882,899	4,719,769
Interest expense:
Forged rolled rings and related components	38,428	66,494	118,341	196,690
Dyeing and finishing equipment	36,210	17,795	125,950	47,995
	74,638	84,289	244,291	244,685
Net income (loss):
Forged rolled rings and related components	1,094,210	1,270,837	3,114,330	2,347,542
Dyeing and finishing equipment	1,248,012	1,201,156	3,467,999	2,117,296
Other (a)	(211,486)	(116,891)	(506,440)	(735,571)
	$2,130,736	$2,355,102	$6,075,889	$3,729,267

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 12 - SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at September 30, 2013 and December 31, 2012 by segment:	September 30, 2013	December 31, 2012
Forged rolled rings and related components	$44,867,148	$40,636,142
Dyeing and finishing equipment	21,831,943	18,799,958
	$66,699,091	$59,436,100

Identifiable long-lived tangible assets at September 30, 2013 and December 31, 2012 by geographical location:	September 30, 2013	December 31, 2012
China	$66,699,091	$59,436,100
United States	-	-
	$66,699,091	$59,436,100

(a)         The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 13 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the nine months ended September 30, 2013 and 2012.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
Supplier	2013	2012
A	19%	17%
B	*	14%
C	15%	11%

*less than 10%

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

As of September 30, 2013 and December 31, 2012, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at September 30, 2013 and December 31, 2012 were approximately $87,292,000 and $77,514,000, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 15 - CAPITAL LEASE OBLIGATIONS

In 2011, the Company entered into a non-cancelable capital lease agreement with expiration date of June 3, 2014. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset and future obligations related to the capital lease are included in the accompanying consolidated balance sheets in property and equipment and capital lease obligations, respectively. The Company paid off the capital lease obligation in the third quarter of 2013. At September 30, 2013 and December 31, 2012, capital lease obligations consisted of the following:

	September 30, 2013	December 31, 2012
Capital lease obligation - current portion	$-	$251,413
Capital lease obligation - long-term portion	-	132,756
	$-	$384,169

NOTE 16 – SUBSEQUENT EVENTS

In November 2013, the Company repaid a short-term loan from Bank of Communications in the principal amount of $325,129, and borrowed the same amount from Bank of Communications.  The new loan bears interest at 6.72% and is due on April 21, 2014.

In November 2013, the Company repaid a short-term loan from Bank of Communications in the principal amount of $487,694, and borrowed the same amount from Bank of Communications.  The new loan bears interest at 6.72% and is due on April 23, 2014.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$3,726	20.5%	$3,213	18.5%
Other industries	4,996	27.4%	6,613	38.2%
Total forged rolled rings and related components	8,722	47.9%	9,826	56.7%
Dyeing and finishing equipment	9,491	52.1%	7,518	43.3%
Total	$18,213	100.0%	$17,344	100.0%

	Nine Months Ended September 30,
	2013		2012
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$10,515	21.3%	$10,391	26.2%
Other industries	12,932	26.2%	13,229	33.5%
Total forged rolled rings and related components	23,447	47.5%	23,620	59.7%
Dyeing and finishing equipment	25,865	52.5%	15,966	40.3%
Total	$49,312	100.0%	$39,586	100.0%

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

●
We manufacture and deliver test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the nine months ended September 30, 2013 and 2012, we generated revenue from the sale of solar industry related products of approximately $777,324 and $409,000, respectively. All of the revenue for the nine months ended September 30, 2013 was generated in the second quarter of 2013.

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

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and possesses the best prospects for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall, although difficulties in transmission of electricity generated by wind power continues to affect the market for wind power energy. We believe that wind power will see its share of China’s national energy mix gradually increase.

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $2.0 million, or 26.2%, in the three months ended September 30, 2013 from the three months ended September 30, 2012.  Revenue from our dyeing segment increased $9.9 million, or 62.0%, in the nine months ended September 30, 2013 from the nine months ended September 30, 2012. We believe that the increase reflects our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process, as well as the effect of China’s stricter environmental standards. We believe that our air-flow technology, which is designed to enable users to meet China’s stricter environmental standards, provides the customer with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Our gross margin from our dyeing segment increased to 25.0% for the three months ended September 30, 2013, from 24.7% for the three months ended September 30, 2012. Our gross margin from our dyeing segment increased to 24.1% for the nine months ended September 30, 2013, from 22.2% for the nine months ended September 30, 2012.

The factors that affected our revenue, gross margin and net income in both of our segments during the nine months ended September 30, 2013 are likely to continue to affect our operations in the rest of fiscal 2013. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to fix the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 34% of our purchases of raw materials for the nine months ended September 30, 2013.

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

Equipment Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At September 30, 2013 and December 31, 2012, we reflected certain electro-slag re-melted (“ESR”) equipment that was used to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the three and nine months ended September 30, 2013 and 2012, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and nine months ended September 30, 2013 and 2012, amounts allocated to warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Introduction

The following table sets forth the results of our operations for the three months ended September 30, 2013 and 2012 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Revenues	$18,213	100.0%	$17,344	100.0%
Cost of revenues	13,576	74.5%	13,025	75.1%
Gross profit	4,637	25.5%	4,319	24.9%
Operating expenses	1,427	7.9%	1,113	6.4%
Income from operations	3,210	17.6%	3,206	18.5%
Other expenses	(64)	(0.3)%	(26)	(0.2)%
Income before provision for income taxes	3,146	17.3%	3,180	18.3%
Provision for income taxes	1,015	5.6%	825	4.8%
Net income	2,131	11.7%	2,355	13.6%
Other comprehensive income:
Foreign currency translation adjustment	516	2.8%	(170)	(1.0)%
Comprehensive income	$2,647	14.5%	$2,185	12.6%

The following table sets forth the results of our operations for the nine months ended September 30, 2013 and 2012 indicated as a percentage of net revenues (dollars in thousands):

	Nine Months Ended September 30,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Revenues	$49,312	100.0%	$39,586	100.0%
Cost of revenues	37,572	76.2%	30,690	77.5%
Gross profit	11,740	23.8%	8,896	22.5%
Operating expenses	3,137	6.4%	3,279	8.3%
Income from operations	8,603	17.4%	5,617	14.2%
Other expenses	(201)	(0.4)%	(398)	(1.0)%
Income before provision for income taxes	8,402	17.0%	5,219	13.2%
Provision for income taxes	2,326	4.7%	1,490	3.8%
Net income	6,076	12.3%	3,729	9.4%
Other comprehensive income:
Foreign currency translation adjustment	2,162	4.4%	342	0.9%
Comprehensive income	$8,238	16.7%	$4,071	10.3%

The following table sets forth information as to the gross margin for our two business segments for the three months ended September 30, 2013 and 2012 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
Revenues	$8,722	$9,491	$18,213	$9,826	$7,518	$17,344
Cost of revenues	$6,462	$7,114	$13,576	$7,365	$5,660	$13,025
Gross profit	$2,260	$2,377	$4,637	$2,461	$1,858	$4,319
Gross margin %	26.0%	25.0%	25.5%	25.0%	24.7%	24.9%

The following table sets forth information as to the gross margin for our two business segments for the nine months ended September 30, 2013 and 2012 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Revenues	$23,447	$25,865	$49,312	$23,620	$15,966	$39,586
Cost of revenues	$17,939	$19,633	$37,572	$18,276	$12,414	$30,690
Gross profit	$5,508	$6,232	$11,740	$5,344	$3,552	$8,896
Gross margin %	23.5%	24.1%	23.8%	22.6%	22.2%	22.5%

Revenues

For the three months ended September 30, 2013, we had revenues of $18,213,000, as compared to revenues of $17,344,000 for the three months ended September 30, 2012, an increase of $869,000 or approximately 5.0%. For the nine months ended September 30, 2013, we had revenues of $49,312,000, as compared to revenues of $39,586,000 for the nine months ended September 30, 2012, an increase of $9,726,000 or approximately 24.6%. The increase in revenue for both the three and nine months periods was primarily attributable to the increase in revenue from our dyeing segment, a modest increase in sales from forged rolled rings and related products to the wind power industry and the decrease in revenue from our forged rolled rings and related products for other industries, and is summarized as follows (dollars in thousands):

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Forged rolled rings and related products
Wind power industry	$3,726	$3,213	$513	16.0%
Other industries	4,996	6,613	(1,617)	(24.4)%
Total forged rolled rings and related products	8,722	9,826	(1,104)	(11.2)%
Dyeing and finishing equipment	9,491	7,518	1,973	26.2%
Total revenues	$18,213	$17,344	$869	5.0%

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Forged rolled rings and related products
Wind power industry	$10,515	$10,391	$124	1.2%
Other industries	12,932	13,229	(297)	(2.2)%
Total forged rolled rings and related products	23,447	23,620	(173)	(0.7)%
Dyeing and finishing equipment	25,865	15,966	9,899	62.0%
Total revenues	$49,312	$39,586	$9,726	24.6%

Forged rolled rings and related products segment

For the three months ended September 30, 2013, revenue from forged rolled rings and related products for the wind power industry increased by approximately $0.5 million or 16.0% as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, revenue from forged rolled rings and related products for the wind power industry increased by approximately $0.1 million or 1.2% as compared to the nine months ended September 30, 2012. The increase in revenue from forging of rolled rings and related products for wind power industry was primarily attributable to our increased sales efforts.

For the three months ended September 30, 2013, revenue from the sale of forged rolled rings and related products to other industries decreased by approximately $1.6 million or 24.4% as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, revenue from the sale of forged rolled rings and related products to other industries decreased by approximately $0.3 million or 2.2% as compared to the nine months ended September 30, 2012. The decrease in revenue from forging of rolled rings and related products for other industries was mainly attributable to a reduced demand from our customers, who had sufficient inventory from purchases of forging of rolled rings and related products for other industries in prior periods, and the absence of sufficient sales to new customers to offset such reduction. We expect that the sales of forging of rolled rings and related products for other industries will remain at its current level during the remainder of 2013.

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

Given this environment, we anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry will remain around their current levels for the remainder of 2013. We expect that over the longer term these issues will be resolved, to the extent that China is successful in moving forward to its stated goals of 100 GW of installed wind power capacity by 2015 and 200 GW by 2020.

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

Dyeing and finishing equipment segment

The increase in revenue from the sale of dyeing and finishing equipment for the three and nine months ended September 30, 2013 was primarily attributable to the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Thus far in 2013, we have seen strong order flow in our dyeing machine segment which we expect to continue throughout the year.  As a result, we have added shifts, increased staff and installed additional equipment to expand capacity and meet anticipated demand.

Additionally, we recently received five PRC patent certificates for devices and parts of its airflow dyeing machine. These patents cover the dyeing liquid mixing device, dyeing liquid atomizing device, horizontal manipulated devices, mechanical seal and atomizer of its airflow dyeing machine.  The patents relate to devices and parts that allow for lower water and energy usage, improved dyeing effects, extend the service life of the machine and provide easier cleaning of atomized dyeing equipment.  We applied for such patents on December 25, 2012.  The patents were issued by the State Intellectual Property Office of the People’s Republic of China (“SIPO”) and were granted to the Company’s variable interest entity (VIE), Wuxi Huayang Dyeing Machinery Co., Ltd., on June 5, 2013. The patents provide us with the exclusive use of these designs in dyeing equipment for a period of ten years, although we cannot assure you as to the effectiveness of the patents in protecting our competitive position.

Cost of revenues

Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended September 30, 2013, cost of revenues was $13,576,000 as compared to $13,025,000 for the three months ended September 30, 2012, an increase of $552,000, or 4.2%. Cost of revenues related to the manufacture of forged rolled rings and related products was $6,462,000 for the three months ended September 30, 2013 as compared to $7,365,000 for the three months ended September 30, 2012. Cost of revenues for the dyeing and finishing equipment segment was $7,114,000 for the three months ended September 30, 2013, as compared to $5,660,000 for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, cost of revenues was $37,572,000 as compared to $30,690,000 for the nine months ended September 30, 2012, an increase of $6,883,000, or 22.4%. Cost of revenues related to the manufacture of forged rolled rings and related products was $17,939,000 for the nine months ended September 30, 2013 as compared to $18,276,000 for the nine months ended September 30, 2012. Cost of revenues for the dyeing and finishing equipment segment was $19,633,000 for the nine months ended September 30, 2013, as compared to $12,414,000 for the nine months ended September 30, 2012.

Gross profit and gross margin

Our gross profit was $4,637,000 for the three months ended September 30, 2013 as compared to $4,319,000 for the three months ended September 30, 2012, representing gross margins of 25.5% and 24.9%, respectively. Our gross profit was $11,740,000 for the nine months ended September 30, 2013 as compared to $8,896,000 for the nine months ended September 30, 2012, representing gross margins of 23.8% and 22.5%, respectively.

Gross profit from forged rolled rings and related products segment was $2,260,000 for the three months ended September 30, 2013 as compared to $2,461,000 for the three months ended September 30, 2012, representing gross margins of approximately 26.0% and 25.0%, respectively. Gross profit from forged rolled rings and related products segment was $5,508,000 for the nine months ended September 30, 2013 as compared to $5,344,000 for the nine months ended September 30, 2012, representing gross margins of approximately 23.5% and 22.6%, respectively. The increase in our gross margin for the forged rolled rings and related products segment for the three and nine months ended September 30, 2013 as compared to the comparable periods in 2012 was mainly attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels and a slight decrease in our raw materials costs.  We expect that we can improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $2,377,000 for the three months ended September 30, 2013 as compared to $1,858,000 for the three months ended September 30, 2012, representing gross margins of approximately 25.0% and 24.7%, respectively. The increase in our gross margin for the dyeing and finishing equipment segment for the three months ended September 30, 2013 as compared to the comparable period in 2012 was mainly attributed to a slight decrease in our raw materials costs. Gross profit for the dyeing and finishing equipment segment was $6,232,000 for the nine months ended September 30, 2013 as compared to $3,552,000 for the nine months ended September 30, 2012, representing gross margins of approximately 24.1% and 22.2%, respectively. For the nine months ended September 30, 2013, the significant portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery. For the nine months ended September 30, 2012, a smaller portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery. Our airflow dyeing machinery uses air flow rather than water which is used in the traditional dyeing process. The technology used in airflow machinery is designed to result in reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. Our unit sale price for airflow dyeing machinery is a little higher than our unit sale price for traditional dyeing machinery. Therefore, our gross margins for the dyeing and finishing equipment segment for the nine months ended September 30, 2013 increased from the nine months ended September 30, 2012.

Depreciation

Depreciation was $1,662,000 and $1,627,000 for the three months ended September 30, 2013 and 2012, and was $4,883,000 and $4,720,000 for the nine months ended September 30, 2013 and 2012, respectively. Depreciation for the three and nine months ended September 30, 2013 and 2012 was included in the following categories (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$1,552	$1,253	$4,421	$3,597
Operating expenses	110	374	462	1,123
Total	$1,662	$1,627	$4,883	$4,720

The increase in depreciation expense for cost of revenues for the three and nine months ended September 30, 2013 as compared to the corresponding periods in fiscal 2012 is attributable to the increase in our depreciable production equipment primarily in our dyeing segment.

During the nine months ended September 30, 2012, we recorded depreciation expense related to ESR production equipment in operating expenses since we did not perform any production for ESR products and we did not use the equipment in 2012. As of December 31, 2012, the Company committed to a plan to sell the ESR production equipment that was used to produce forged products for the high performance components market and recorded it as equipment held for sale on the accompanying consolidated balance sheet. The assets held for sale is no longer subject to depreciation as they are not used in operations. Accordingly, during the three and nine months ended September 30, 2013, we did not record any depreciation expense related to the ESR production equipment.  Depreciation included in operating expenses for the three and nine months ended September 30, 2013 decreased by approximately $264,000 and $661,000, respectively, as compared to the three and nine months ended September 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,317,000 for the three months ended September 30, 2013, as compared to $739,000 for the three months ended September 30, 2012, an increase of $578,000 or approximately 78.1%.

Selling, general and administrative expenses totaled $2,675,000 for the nine months ended September 30, 2013, as compared to $2,157,000 for the nine months ended September 30, 2012, an increase of $518,000 or approximately 24.0%.

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Professional fees	$47	$60	$161	$216
Increase (decrease) in bad debt allowance	389	-	77	(47)
Payroll and related benefits	270	155	655	528
Travel and entertainment	51	42	296	133
Shipping	354	311	910	804
Research and development expense	29	-	67	-
Other	177	171	509	523
Total	$1,317	$739	$2,675	$2,157

●
Professional fees for the three months ended September 30, 2013 decreased by $13,000, or 22.0%, as compared to the three months ended September 30, 2012. The decrease was primarily attributable to the decrease in fees incurred and paid for investor relations of approximately $13,000. Professional fees for the nine months ended September 30, 2013 decreased by $55,000, or 25.5%, as compared to the nine months ended September 30, 2012. The decrease was primarily attributable to a decrease in fees incurred and paid for investor relations of approximately $59,000, offset by an increase in other miscellaneous service fees of approximately $4,000.

●
For the three months ended September 30, 2013 and 2012, we increased the allowance for doubtful accounts of approximately $389,000 and $0, respectively. For the nine months ended September 30, 2013, we increased the allowance for doubtful accounts of approximately $77,000. For the nine months ended September 30, 2012, we decreased the allowance for doubtful accounts of approximately $47,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●
Payroll and related benefits for the three months ended September 30, 2013 increased by $115,000, or 74.2%, as compared to the three months ended September 30, 2012. The increase was mainly attributable to an increase in stock-based compensation of approximately $118,000 which reflected an increase in our average stock price used to value shares issued as compensation during the third quarter of 2013 as compared to the third quarter of 2012, offset by a decrease in compensation of approximately $3,000 in our forged rolled rings and related products segment resulting from decreased salaries incurred and paid to management due to stricter controls on corporate spending.  Payroll and related benefits for the nine months ended September 30, 2013 increased by $127,000, or 24.1%, as compared to the nine months ended September 30, 2012. The increase was mainly attributable to an increase in stock-based compensation of approximately $147,000 which reflected an increase in our average stock price used to value shares issued as compensation during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, offset by a decrease in compensation of approximately $20,000 in our forged rolled rings and related products segment resulting from decreased salaries incurred and paid to management due to stricter controls on corporate spending.  We expect that payroll and related benefits will increase as we expand our manufacturing operations for the airflow dyeing equipment.

●
Travel and entertainment expense for the three months ended September 30, 2013 increased by $9,000, or 21.4%, as compared to the three months ended September 30, 2012. Travel and entertainment expense for the nine months ended September 30, 2013 increased by $163,000, or 122.6%, as compared to the nine months ended September 30, 2012. The increase was primarily attributable to the increased spending in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitor and to enhance our visibility.

●
Shipping expense for the three months ended September 30, 2013 increased by $43,000, or 13.8%, as compared to the three months ended September 30, 2012. Shipping expense for the nine months ended September 30, 2013 increased by $106,000, or 13.2%, as compared to the nine months ended September 30, 2012. The increase was mainly attributable to the increase in our revenues during the nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

●
For the three and nine months ended September 30, 2013, we recorded research and development expense of approximately $29,000 and $67,000, respectively. Research and development expense was related to our new dyeing machinery. We did not record any research and development expense for the three and nine months ended September 30, 2012.

●
Other selling, general and administrative expenses for the three months ended September 30, 2013 increased by $6,000, or 3.5% as compared to the three months ended September 30, 2012. The increase was primarily attributable to the increase in miscellaneous taxes of approximately $11,000 offset by the decrease in other miscellaneous items of approximately $5,000. Other selling, general and administrative expenses for the nine months ended September 30, 2013 decreased by $14,000, or 2.7% as compared to the nine months ended September 30, 2012, which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from operations

As a result of the factors described above, for the three months ended September 30, 2013, income from operations amounted to $3,210,000, as compared to $3,206,000 for the three months ended September 30, 2012, an increase of $4,000 or 0.1%, and for the nine months ended September 30, 2013, income from operations amounted to $8,603,000, as compared to $5,617,000 for the nine months ended September 30, 2012, an increase of $2,986,000 or 53.2%.

Other income (expense)

Other income (expense) includes interest expense, nominal foreign currency transaction gain/loss, warrant modification expense, interest income and other income. For the three months ended September 30, 2013, total other expense amounted to $64,000 as compared to total other expense of $26,000 for the three months ended September 30, 2012, an increase of $37,000 or 140.8%. The increase was mainly attributable to the decrease in other income of approximately $46,000 and we had a foreign currency loss of approximately $10,000 in the third quarter of 2013 as compared to a foreign currency gain of approximated $1,000 in the third quarter of 2012, which was offset by an increase in interest income of approximately $10,000 and a decrease in interest expense of approximately $10,000. For the nine months ended September 30, 2013, total other expense amounted to $201,000 as compared to total other expense $397,000 for the nine months ended September 30, 2012, a decrease of $196,000 or 49.4%. The decrease was primarily attributable to the decrease in warrant modification expense of approximately $235,000 offset by a decrease in other income of approximately $22,000 and we had a foreign currency loss of approximately $16,000 in the nine months ended September 30, 2013 as compared to a foreign currency gain of approximately $7,000 in the corresponding period in 2012.

Income tax expense

Income tax expense was $1,016,000 for the three months ended September 30, 2013, as compared to $825,000 for the three months ended September 30, 2012, an increase of $191,000, or 23.2%. Income tax expense was $2,326,000 for the nine months ended September 30, 2013, as compared to $1,490,000 for the nine months ended September 30, 2012, an increase of $836,000, or 56.1%. The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income

As a result of the foregoing, our net income was $2,131,000, or $0.61 per share (basic and diluted), for the three months ended September 30, 2013, as compared with $2,355,000, or $0.88 per share (basic and diluted), for the three months ended September 30, 2012, a decrease of $224,000 or 9.5%. Our net income was $6,076,000, or $1.95 per share (basic and diluted), for the nine months ended September 30, 2013, as compared with $3,729,000, or $1.51 per share (basic) and $1.42 per share (diluted), for the nine months ended September 30, 2012, an increase of $2,347,000 or 62.9%.

Foreign currency translation gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $516,000 for the three months ended September 30, 2013, as compared to a foreign currency translation loss of $170,000 for the three months ended September 30, 2012, and we reported a foreign currency translation gain of $2,162,000 for the nine months ended September 30, 2013, as compared to $342,000 for the nine months ended September 30, 2012. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended September 30, 2013 of $2,647,000, compared to $2,185,000 for the three months ended September 30, 2012, and we had comprehensive income for the nine months ended September 30, 2013 of $8,238,000, compared to $4,071,000 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2013 and December 31, 2012, we had cash balances of approximately $2,223,000 and $1,446,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	September 30, 2013		December 31, 2012
United States	$467	21.0%	$31	2.1%
China	1,756	79.0%	1,415	97.9%
Total cash and cash equivalents	$2,223	100.0%	$1,446	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2012 to September 30, 2013 (dollars in thousands):

			December 31, 2012 to September 30, 2013
	September 30, 2013	December 31, 2012	Change	Percentage Change
Working capital:
Total current assets	$23,629	$19,073	$4,556	23.9%
Total current liabilities	13,212	11,810	1,402	11.9%
Working capital:	$10,417	$7,263	$3,154	43.4%

Our working capital increased $3,154,000 to $10,417,000 at September 30, 2013 from $7,263,000 at December 31, 2012. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $777,000, an increase in restricted cash of approximately $797,000, an increase in notes receivable of approximately $398,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $1,467,000 due to the increase in revenues in 2013, an increase in inventories, net of reserve for obsolete inventory, of approximately $319,000, an increase in advances to suppliers of approximately $711,000, an increase in prepaid VAT on purchases of approximately $288,000, a decrease in accrued expenses of approximately $434,000, a decrease in capital lease obligation – current portion of approximately $251,000 and a decrease in VAT and service taxes payable of approximately $207,000, offset by a decrease in prepaid expenses and other of approximately $201,000, an increase in short-term bank loans of approximately $872,000, an increase in bank acceptance notes payable of approximately $797,000, an increase in advances from customers of approximately $358,000 and an increase in income taxes payable of approximately $247,000.

Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheet.

Net cash flow provided by operating activities was $7,893,000 for the nine months ended September 30, 2013 as compared to $5,825,000 for the nine months ended September 30, 2012, an increase of $2,068,000.

•
Net cash flow provided by operating activities for the nine months ended September 30, 2013 primarily reflected net income of $6,076,000 adjusted for non-cash items primarily consisting of depreciation of $4,883,000, an increase in allowance for doubtful accounts of $77,000, amortization of land use rights of $71,000, and stock-based compensation of $278,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid and other current assets of $82,000, an increase in income taxes payable of $223,000 and an increase in advances from customers of $305,000, offset primarily by an increase in notes receivable of $391,000, an increase in accounts receivable of $1,261,000, an increase in inventories of $159,000, an increase in prepaid value-added taxes on purchases of $271,000, an increase in advances to suppliers of $687,000, a decrease in accounts payable of $672,000, a decrease in accrued expenses of $452,000 and a decrease in VAT and service taxes payable of $210,000.

•
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

Net cash flow used in investing activities reflects the purchase of property and equipment of $9,943,000 and $6,335,000 for the nine months ended September 30, 2013 and 2012, respectively.

Net cash flow provided by financing activities was $2,802,000 for the nine months ended September 30, 2013 as compared to $309,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received proceeds from bank loans of $4,822,000, proceeds from an increase in bank acceptance notes payable of $787,000, and net proceeds from sale of common stock of $2,389,000, offset by the repayments of bank loans of $4,018,000, repayments of principal on capital lease obligations of $390,000 and the increase in restricted cash of $788,000. During the nine months ended September 30, 2012, we received proceeds from bank loans of $2,687,000, proceeds from decrease in restricted cash of $316,000, and proceeds from exercise of warrants of $198,000, offset by the repayment of bank loans of $2,371,000, repayments of principal on capital lease obligations of $205,000 and decrease in bank acceptance notes payable of $316,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our forged rolled rings division. We also expect to incur modest expenses in maintaining our dyeing business. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

During June and July 2013, we received net proceeds of approximately $2,389,000 from the sale of our common stock. We are using the proceeds for working capital and other general corporate purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,089	$3,089	$-	$-	$-
Total	$3,089	$3,089	$-	$-	$-

(1)
Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three and nine months ended September 30, 2013, we had unrealized foreign currency translation gains of $516,244 and $2,161,711, respectively, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

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

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the nine months ended September 30, 2013, due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system during 2014 by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the nine months ended September 30, 2013. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended September 30, 2013 are fairly stated, in all material respects, in accordance with GAAP.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: November 13, 2013	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: November 13, 2013	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer