Form 10-K
period 2013-12-31
Cleantech Solutions International, Inc.,
filed 2014-03-28
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 001-34591

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	90-0648920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Yanyu Middle Road
Qianzhou Village, Huishan District, Wuxi City
Jiangsu Province, China 214181
(Address of principal executive offices)

(86) 51083397559
(Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky
Ellenoff Grossman & Schole LLP
1345 Avenue of the Americas, New York, NY 10105-0302
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $11,484,000 on June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,503,502 shares of common stock are outstanding as of March 28, 2014.

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

Our reporting currency is the United States dollar.  Our business is conducted by our subsidiaries and variable interest entities in China, using RMB, the currency of China, and our consolidated financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our consolidated financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

We effected a one-for-ten reverse stock split of our common stock on March 6, 2012.  All share and per share information in this annual report has been retroactively adjusted to reflect this reverse stock split.

PART I

ITEM 1.  BUSINESS

We are engaged in two business segments – the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries, and the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines.

Forged Rolled Rings and Related Components Segment

Through our forged rolled rings and other related products division, we supply the following:

•
We produce precision forged rolled rings and other forged components to the energy industry including wind power and other industries. Our forged rolled rings and other related products are sold for use by manufacturers of industrial equipment for the various industries. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

•
Commencing in 2011, we began to manufacture and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. We generated revenue from the sale of solar industry related products of approximately $1,335,000, or 1.9% of total revenue for 2013, and $1,078,000, or 1.9% of total revenue for 2012.  However, we do not anticipate any new orders for solar in the near term.

The demand for products used in manufacturing in general, and the wind power industries, in particular, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power and other alternative energy such as solar as an energy source, in the short term, other factors such as economic factors and the fluctuations in the price of oil and coal, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

According to a February 13, 2014 article in WindPower Monthly, which is at http://www.windpowermonthly.com/article/1231035/china-boosts-grid-connected-capacity-24, electricity generated by wind power in 2013 was 140.10TWh. The average turbine's operational period increased 151 hours on 2012 to 2,080 hours, which is a new high since 2005. The rise is largely thanks to the reduction of 2013's curtailment policy. These figures indicate a recovery of the Chinese market after a gloomy year in 2012. However, curtailment is still a big problem in China, which lost Chinese wind farms the opportunity to generate 15TWh of electricity in 2013,  according to the China Wind Energy Association.

According to a September 9, 2012 article in Reuters, which is at http://www.reuters.com/article/2012/09/09/us-china-windpower-idUSBRE8880J720120909, Chinese wind power developers posted worse-than-expected results for the first half of 2012, with grid operators increasingly reluctant to distribute the costly and unpredictable source of power amid a sharp economic downturn. Grid construction has so far not kept up with the rise in wind power capacity. In the absence of high-voltage lines, grid firms are unable to absorb all the wind power under their local networks.

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

We sustained a decrease in revenue of forged rolled rings and related products for the wind power industry, which declined $1.2 million, or 7.2%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Dyeing and Finishing Equipment Segment

Through our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dyeing and finishing machinery to the textile industry. Our products feature a high degree of both automation and mechanical-electrical integration. Our products are widely used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. We are continuing to seek to utilize our expertise in manufacturing precision products to meet demand in new and existing end markets.

Revenue from our dyeing segment increased $13.1 million, or 51.8% in the year ended December 31, 2013 from the year ended December 31, 2012. We believe that the increase reflects our marketing effort for our new airflow dyeing units, which use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out older  machinery in China’s textile industry that does not meet the new environmental standards, we expect our revenue from this segment will continue to increase in the near future. Our gross margin from our dyeing segment increased from 23.9% for the year ended December 31, 2012 to 24.7% for the year ended December 31, 2013.

The factors that affected our revenue, gross margin and net income during the year ended December 31, 2013 may affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind and solar power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

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
Operated electric power equipment segment; manufactures and sells forged rolled ring segment pursuant to existing contracts.  The business of this entity is being phased out and new business is being generated through Wuxi Fulland Wind Energy Equipment Co., Ltd..

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

Consulting Services Agreement Pursuant to the exclusive consulting services agreements between Green Power and each of the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipment and related products. Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing its services under the agreement, or derived from the provision of the services. The Huayang Companies shall pay a quarterly consulting service fees to Green Power that is equal to all of the Huayang Companies’ profits for such quarter. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties.

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

The Forged Rolled Rings and Related Components Segment

We are manufacturing rolled rings and other related components designed to be used for issue in the wind power industry as well as other uses. We employ axial close-die forging technology in producing precision forgings, a technology for producing rotary precision forgings. We made the forging machine, providing a strong advantage in machine maintenance and cost compared to other companies using foreign equipment. Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock of varying thickness and height. The rings are called rolled rings because of the nature of the forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure to create high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required.

Rings can also be manufactured through machining or casting. We believe that forging provides increased strength and flexibility for the finished product. A ring’s strength affects its fatigue resistance, and is determined by the orientation of the grain flow of the ring’s metal material. Unlike the machining process, which creates a unidirectional grain flow, or the casting process, which creates no grain flow, the forging process is designed to cause alignment and orientation of the grain flow in a direction creating maximum strength, thereby providing maximum fatigue resistance. This high strength property also reduces sectional thickness and overall weight of the ring without compromising the overall integrity of the finished product.

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

We believe that we are a major Chinese manufacturer of:

•	Large forged rolled rings, yaw bearings, tower flanges and shafts used in large-scale windmills

•	Stainless steel pressure vessel/chambers used in the manufacturing of multi-crystalline solar wafers

•	Specialty, high tolerance, fabricated components and assemblies used in various clean technology industries

•	Other fabricated and machined components, assemblies and equipment requiring high precision manufacturing.

During the years ended December 31, 2011 and 2010, we generated revenue from one customer for products which required the use of our electro-slag remelted (“ESR”) equipment.  We had purchased the equipment in anticipation of a demand for ESR products which did not materialize.  At December 31, 2012, we reflected the ESR equipment as equipment held for sale, since we did not anticipate that we would generate further revenue from the equipment and we had made a determination to sell the ESR equipment.  On March 3, 2014, we entered into an equipment operating lease with Shanghai Liangting Metallurgy Roll Manufacture Co., Ltd. pursuant to which we leased the ESR equipment to for a quarterly rate of RMB 1,450,000, which, at the present exchange rate is approximately $234,000.  The lease has an eight-year term commencing April 1, 2014.  The equipment will remain on our premises, and the lease gives the lessee a right of access to our premises for the purpose of using the equipment.  The equipment is shown on our consolidated balance sheet at December 31, 2013 as equipment held for operating lease.

Marketing and Distribution

Based at our facilities in Wuxi, we have a sales team of five employees for our forged rolled rings and shafts. Our marketing efforts include participation at industrial conferences and trade fairs, sales training, and advertising. Our sales team works closely with our product development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our rolled rings and flanges are currently sold to companies in cities and provinces throughout China including Luoyang, Shenyang, Zhenjiang province, Jiangsu province, Qingdao, Jinan, Shanghai, Chongqing, Beijing and Zhengzhou.  We are an ISO9001:2000 certified supplier.

Competition

The markets for products in our forged rolled rings and related products are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

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

We believe that we are well positioned to capitalize on the opportunities provided by the demand for products by the wind power industry and other industry by supplying superior quality, high performance forged products. We believe that we offer:

•	High quality manufacturing facilities and production quality;

•	A prime location in Jiangsu province near major transportation routes which can provide shipping cost savings and a good response time;

•	Strong management, engineering and technical capabilities;

•	ISO9001 certification, which covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly.

The Dyeing and Finishing Segment

In recent years, China has been one of the world’s leading textile producers, and the textile industry has been a pillar in the Chinese national economy, experiencing steady growth over the last few decades.  We believe that the textile business has continued to improve due to the tax reimbursement for export incentive given by the PRC government and we believe that the market for dyeing and finishing equipment is improving, in large part because of the environmental policies of the Chinese government which are resulting in an increased market for equipment designed to enable dyeing companies to comply with the environmental standards.

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

We hold six Chinese patents (Patent Nos. ZL 2012 2 0165878.7, ZL 2012 2 0752919. 2, ZL 2012 2 0752924. 3, ZL 2012 2 0752922. 4, ZL 2012 2 0752921. X and ZL 2012 2 0752917. 3).  These patents cover  an innovative production technique enabling more-effective cloth washing in dyeing machines under high temperature and pressure, the dyeing liquid mixing device, dyeing liquid atomizing device, horizontal manipulated devices, mechanical seal and atomizer of its airflow dyeing machine. The patents were issued by the State Intellectual Property Office of the People’s Republic of China in November 2012, as to the first patent, and June 2013 as to the other five. Under the PRC patent laws, the patents give us the exclusive right to use the patented process or product for a period of ten years.

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

During the fourth quarter of 2013, we began to sell our new after-treatment drying and compacting machine.

Marketing and Distribution

All of our revenue from the textile dyeing machine segment is derived from sales in China. We presently sell our products in Jiangsu and Zhejiang Provinces, both regions with significant textile production, as well as in many of the coastal regions of China such as Shandong and Guangdong provinces.

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s largest textile producers. During the year ended December 31, 2013, no customer accounted for 10% or more of our sales.

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

Competition

Because of the importance of the Chinese textile industry in the world market, we face competition from both domestic and foreign suppliers. However, we believe that, due to the high quality of our products, our principal competition is from suppliers based in foreign countries, including Japan, Germany, Italy and France. Domestically, our chief competitor is Fong’s National Engineering (Shenzhen) Co., Ltd., a subsidiary of Fong’s Industries Company Ltd., a Hong-Kong based conglomerate.

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

Source of Supply

Stainless steel is the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd.  In 2013 and 2012, our purchases of steel from Wuxi City Fanshun Materials Co., Ltd accounted for approximately 27% and 21%, respectively, of our total purchases.   No other supplier accounted for 10% or more of our purchases.  While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. For the textile machinery business, the price of steel can have more significant impact.  Any significant rise in the price of or demand for stainless steel could have an adverse effect on our results of operations.  Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business, particularly on our dyeing and finishing segment.  To the extent that we are not able to pass along price increases for stainless steel to our forging customers, these factors will affect this segment as well.

Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We incurred research and development expense in the amount of $92,803 related to the development and improvement of our new dyeing machinery in 2013.  We did not incur any research and development expenses in 2012. In our forged rolled rings and related product segment, we plan to concentrate our product development efforts on developing enhancement of rolled rings and related products principally for the wind power and other industries.

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

ISO Certification

We received the International Organization for Standardization (ISO) certificate for our new facility in Wuxi City on July 15, 2009. The certificate accredits our quality management system as compliant with ISO9001:2008 and covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly. The certification was renewed in August 2012 and expires on August 12, 2015. We also received the certificate of Level A Pressure Vessel from the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic China on August 18, 2009 and covers the manufacturing of pressure vessel pipelines. This certificate was renewed in 2013 and expires on December 6, 2015.

Our Dyeing segment also has received the certificate to manufacture D1 and D2 levels of pressure vessels, which includes our current line of dyeing machines, from the Quality and Technical Supervision Bureau of Jiangsu Province.  We received the certificate on December 7, 2007 and renewed it on November 11, 2011. This certificate expires on December 6, 2015.

Circular 106 Compliance and Approval

On May 31, 2007, the State Administration of Foreign Exchange, or SAFE, issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, in early September 2007, the owners of 100% of the equity in the Huayang Companies, namely Jianhua Wu and Lihua Tang, submitted their application to SAFE. On October 11, 2007, SAFE approved their application, permitting them to establish an offshore company, Fulland, as a “special purpose vehicle” for any foreign ownership and capital raising activities by the Huayang Companies.  After SAFE’s approval, Mr. Wu and Ms. Tang became the majority owners of Fulland on October 11, 2007.  Fulland was acquired by us in November 2007.

Intellectual Property Rights

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We hold six Chinese patents (Patent Nos. ZL 2012 2 0165878.7, ZL 2012 2 0752919. 2, ZL 2012 2 0752924. 3, ZL 2012 2 0752922.4, ZL 2012 2 0752921.X and ZL 2012 2 0752917.3), all of which relate to our dyeing products.   The patents were issued by the State Intellectual Property Office of the People’s Republic of China in November 2012, as to the first patent, and June 2013 as to the other five.  Under the PRC patent laws, the patents give us the exclusive right to use the patented process or product for a period of ten years.

The following table sets forth information concerning our patents.

Patent No.	Description	Expiration
ZL 2012 2 0165878.7	a process to enable more-effective cloth washing in dyeing machines under high temperature and pressure	November 2022
ZL 2012 2 0752919. 2	atomizer of airflow dyeing machine	June 2023
ZL 2012 2 0752924.3,	mechanical seal for dyeing machine	June 2023
ZL 2012 2 0752922.4	horizontal manipulated devices for dyeing machine	June 3023
ZL 2012 2 0752921.X	dyeing liquid atomizing device for dyeing machine	June 2023
ZL 2012 2 0752917.3	dyeing liquid mixing device for dyeing machine	June 2023

We intend to apply for more patents to protect our core technologies.  We also have confidentiality and non-competition policies in place as part of our company employment guideline which is given to each employee, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

Employees

As of March 28, 2014, we had 212 full time employees. Of these, 137 employees are in the dyeing and finishing segment (seven executives, managers and administrative staff, four accounting staff, ten quantity control staff, five engineers and technicians, eight marketing and salespeople, four purchasing staff and 99 manufacturing staff) and 75 employees are with our forged rolled rings and related products segment (seven executive, managers and administrative staff, five accounting staff, nine quality control, three engineers and technicians, five salespeople, two purchasing staff, and 44 manufacturing staff.).

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of the following risks occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are incurring significant obligations in developing the manufacture of forged rolled rings and solar power machinery for use in the wind power industry, other industries and solar power industry with no assurance that we can or will be successful in this business.

Wind power and solar power account for a small percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both an increased acceptance of wind power and solar power as an energy source in the PRC and the acceptance of our products. We are making the financial and manpower commitment in our belief that there will be an increased demand for wind power and solar power in China and elsewhere and that the companies that manufacture wind power generation equipment and other equipment that uses our products will purchase our products. We cannot assure you that we will be able to successfully develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations. Further, to date, our revenue from solar products has not been significant, we do not anticipate any new orders for solar products in the near term, and we cannot assure you that it will ever constitute more than a nominal percentage of our revenue.

Our ability to continue to operate profitably is dependent upon our continued development of our dyeing segment and our generation of new revenue from our forged rolled rings and related products division.

Although our revenue increased in the year ended December 31, 2013, we sustained a 7.2% decline in revenue from our forged rolled rings and related products for wind power industry. The decrease in revenue from our forged rolled rings and related products for wind power industry reflect, among other factors, increased competition, a tightening of the monetary supply by China, which affected wind farm developers and other industrial companies who require financing to purchase capital equipment such as our products, vertical integration by wind power manufactures which reduce the need for outside suppliers such as us, and delays by potential customers reflecting both the tightening of credit and the reduction in the growth of the wind power industry in China.  We cannot assure you that these factors, as well as other factors not presently known to us, will not result in continued decline in revenue from forged rolled rings and related products for wind power industry or will not result in a decline in revenue from other markets for our forged rolled rings and related products or from the dyeing segment..

We will require additional funds to expand our operations.

In connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance the growth of our existing business, which may impair our ability to operate profitably.  Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

Because we sell capital equipment, our business is subject to our customers’ capital budget and we may suffer delays or cancellations of orders and the effects of the worldwide economic downturn.

Our customers purchase our equipment as part of their capital budget. As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise purchasing capital equipment. Our business is therefore dependent upon both the economic health of these industries and our ability to offer products that meet regulatory requirements, including environmental requirements, of these industries and are cost justifiable, based on potential cost savings in using our equipment in contrast to existing equipment or equipment offered by others.  We cannot predict the extent that the market for capital equipment in the wind power, dyeing and other industries will be affected.  However, any economic slowdown or continued lack of credit availability in China can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our business will not be significantly impaired as a result of the worldwide economic downturn.

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

In connection with the development and implementation of our growth plans, we will incur additional operating expenses and capital expenditures. The development and implementation of these plans also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if our plans for any new initiative prove to be unsuccessful. Moreover, if we are unable to implement any of our plans in a timely manner, or if those plans turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

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

As of the filing date of this report, our officers and directors and members of their families beneficially owned approximately 32.9% of our outstanding voting shares. Our by-laws provide that a quorum for action by stockholders is one-third of the outstanding shares.  Consequently, these stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Approximately 9.7% of our forged rolled rings and related products revenue and all of our dyeing and finishing equipment business is conducted by the Huayang Companies, which are variable interest entities that are owned by our chief executive officer and his wife and whose financial results are included with ours because the Huayang Companies are deemed as variable interest entities and we are the sole beneficiary of their operations.  The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies.  Pursuant to these agreements, we are responsible for the operations of the Huayang Companies and receive the benefits of those operations.  However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreement.  Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Although we have received patents for our new dyeing machines, we cannot assure you that there patents will provide us with adequate protection against infringers or other parties who design around our patents.

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

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. We do not carry any insurance policy covering our capital assets. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

Our status as an emerging growth company may result in reduced disclosure obligations.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) presenting only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this prospectus, (2) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure and because our business is conducted in the PRC, investors may find investing in our common shares less attractive as a result, which could have an adverse effect on our stock price.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China, particularly companies like us that have completed so-called reverse acquisition transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

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

The trading price of our common stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Quarterly variations in our results of operations.
●	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.
●	Our ability to develop and market new and enhanced products on a timely basis.
●	Changes in governmental regulations or in the status of our regulatory approvals.
●	Changes in earnings estimates or recommendations by securities analysts.
●	Market reaction to problems encountered by other Chinese companies that became public companies in the United States through the reverse merger process.
●	Market reaction to reports written by investors about us and about Chinese companies in general.
●	Market reaction to the slowdown in the Chinese wind power industry.
●	General economic conditions and slow or negative growth of related markets.

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

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are continuing to institute changes to satisfy our obligations in under the Sarbanes-Oxley Act. In Item 9A of this annual report, we report that our disclosure controls and procedures and our internal controls over financial reporting were not adequate at December 31, 2013.  We are continuing to institute changes to satisfy our obligations under the Sarbanes-Oxley Act.  Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our financial statements for 2011 were audited by an accounting firm that became subject to a cease-and-desist order from the SEC.

Our financial statements for the year ended December 31, 2011, which are included in our Form 10-K for the year ended December 31, 2012, and prior years were audited by Sherb & Co., LLP.  Sherb was subject to a cease-and-desist order as a result of its audit of China-based companies that are registered pursuant to the Securities Act of 1934.  As a result of the SEC’s action, Sherb was denied the privilege of appearing before the SEC as an accountant.  Although the SEC action did not relate to our financial statement, as a result of the cease and desist order, we were not able to use the 2011 financial statements, and the fact that our 2011 financial statements were audited by Sherb may affect the willingness of investors to purchase our securities.  We did not have our financial statements for 2011 reaudited.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Capital Market under the symbol “CLNT” since December 29, 2011. Our stock was previously traded on The NASDAQ Global Market under the symbol “CLNT” from June 16, 2011 to December 28, 2011 and under the symbol “CWS” from December 24, 2009 until June 15, 2011. Prior to December 24, 2009, it was traded on the OTC Bulletin Board under the symbol “CHWY” from October 13, 2009 until December 23, 2009, and prior to October 13, 2009, it was traded under the symbol “CWSI.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2012 and 2013 and reflect the one-for-ten reverse split which became effective on March 16, 2012. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2012		2013
	High	Low	High	Low
First quarter	$4.00	$1.88	$4.70	$3.18
Second quarter	5.71	1.98	9.70	2.97
Third quarter	3.38	2.08	6.85	4.94
Fourth quarter	$4.86	$2.54	$7.36	$5.07

On March 26, 2014, the last sale price of our common stock as reported by NASDAQ was $5.30 per share.

Shareholders

As of March 28, 2014, we had approximately 1,118 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	322,009
Equity compensation plan not approved by security holders	0	$0	0

In January 2010, our board of directors adopted, and in March 2010, the stockholders approved, the 2010 long-term incentive plan (the “2010 plan”), covering 200,000 shares of common stock.  In October 2013, the directors adopted and in December 2013, the stockholders approved, an amendment to the 2010 plan which increased the number of shares subject to the 2010 plan from 200,000 shares to 500,000 shares.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of unregistered securities during the fourth quarter of 2013.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Years Ended December 31,
	2013		2012
	Dollars	%	Dollars	%
Forged rolled rings and related components:
wind power industry	$14,816	20.5%	$15,973	27.9%
other industries	18,960	26.3%	15,968	27.9%
Total forged rolled rings and related components	33,776	46.8%	31,941	55.8%
Dyeing and finishing equipment	38,337	53.2%	25,258	44.2%
Total	$72,113	100.0%	$57,199	100.0%

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

•
We manufacture and deliver test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the years ended December 31, 2013 and 2012, we generated revenue from the sale of solar industry related products of approximately $1,335,000, or 1.9% of total revenue, and $1,078,000, or 1.9% of total revenue, respectively.  However, we do not anticipate new orders for solar products in the near term.

The demand for products used in manufacturing in general including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

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

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $13.1 million, or 51.8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  We believe that the increase reflects both our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process and the response to China’s stricter environmental standards for the dyeing industry. We believe that our air-flow technology, which is designed to enable users to meet China’s stricter environmental standards, provides the customer with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Our gross margin from our dyeing segment increased to 24.7% for the year ended December 31, 2013, from 23.9% for the year ended December 31, 2012.

The factors that affected our revenue, gross margin and net income in both of our segments during the year ended December 31, 2013 are likely to continue to affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. One major supplier provided approximately 27% of our purchases of raw materials for the year ended December 31, 2013. No other supplier accounted for 10% or more of our purchases during the year ended December 31, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Equipment Held for Operating Lease and Rental Revenue

Long-lived assets are classified as held for operating lease when certain criteria are met.  These criteria include: management’s commitment to a plan to lease the assets; the availability of the assets for immediate lease in their present condition; an active program to locate lessees and other actions to lease the assets has been initiated; the lease of the assets is probable and their transfer is expected to qualify for recognition as a completed operating lease within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to lease the assets. We measure long-lived assets to be leased at the lower of carrying amount or fair value, less associated costs to lease.

At December 31, 2013, we reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. This equipment was classified as equipment held for sale at December 31, 2012. In March 2014, we signed an operating lease agreement related to the lease of such equipment for a period of eight years from its April 1, 2014 commencement date. Equipment held for operating lease is depreciated over its estimated useful life of eight years commencing April 1, 2014.  Rental payments are recorded as revenue over the lease term as earned.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the years ended December 31, 2013 and 2012, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2013 and 2012, amounts allocated to warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

Rental revenue is recognized on a straight-line basis over the term of the operating lease.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The amendments are effective for reporting periods beginning after December 15, 2013. Early adoption is permitted. We do not expect the adoption of ASU No. 2013-11 will have a significant effect on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

The following table sets forth the results of our operations for the years ended December 31, 2013 and 2012 indicated as a percentage of net revenues (dollars in thousands):

	Years Ended December 31,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Revenues	$72,113	100.0%	$57,199	100.0%
Cost of revenues	54,447	75.5%	44,063	77.0%
Gross profit	17,666	24.5%	13,136	23.0%
Operating expenses	6,273	8.7%	6,793	11.9%
Income from operations	11,393	15.8%	6,343	11.1%
Other income (expenses)	(208)	(0.3)%	(443)	(0.8)%
Income before provision for income taxes	11,185	15.5%	5,900	10.3%
Provision for income taxes	3,000	4.1%	1,701	3.0%
Net income	8,185	11.4%	4,199	7.3%
Other comprehensive income:
Foreign currency translation adjustment	2,752	3.8%	543	1.0%
Comprehensive income	$10,937	15.2%	$4,742	8.3%

The following table sets forth information as to the revenues, gross profit and gross margin for our two business segments for the years ended December 31, 2013 and 2012 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2013
Revenues	$33,776	$38,337	$72,113
Cost of revenues	$25,598	$28,849	$54,447
Gross profit	$8,178	$9,488	$17,666
Gross margin	24.2%	24.7%	24.5%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2012
Revenues	$31,941	$25,258	$57,199
Cost of revenues	$24,852	$19,211	$44,063
Gross profit	$7,089	$6,047	$13,136
Gross margin	22.2%	23.9%	23.0%

Revenues. For the year ended December 31, 2013, we had revenues of $72,113,000, as compared to revenues of $57,199,000 for the year ended December 31, 2012, an increase of $14,914,000 or approximately 26.1%. The increase in revenue for the year ended December 31, 2013 was primarily attributable to an increase in revenue from our dyeing segment, and an increase in sales from forged rolled rings and related products for other industries, offset by a decrease in sales from forged rolled rings and related products to the wind power industry, and is summarized as follows (dollars in thousands):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	(Decrease) Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$14,816	$15,973	$(1,157)	(7.2)%
Other industries	18,960	15,968	2,992	18.7%
Total forged rolled rings and related products	33,776	31,941	1,835	5.7%
Dyeing and finishing equipment	38,337	25,258	13,079	51.8%
Total revenues	$72,113	$57,199	$14,914	26.1%

Forged rolled rings and related products segment

For the year ended December 31, 2013, revenue from forged rolled rings and related products for the wind power industry decreased by approximately $1.2 million or 7.2% as compared to the year ended December 31, 2012. The decrease in revenue from forging of rolled rings and related products for wind power industry was primarily attributable to a reduced demand from our customers, who had sufficient inventory from purchases of forging of rolled rings and related products for wind power industry in prior periods, and the absence of sufficient sales to new customers to offset such reduction. The wind power industry has many challenges. Issues of wind turbine overcapacity, grid connectivity issues, international trade protectionism and tight credit conditions persist. Given this environment, we anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry will remain around their current levels for the near future. We expect that over the longer term these issues will be resolved, to the extent that China is successful in moving forward to its stated goals of 100 GW of installed wind power capacity by 2015 and 200 GW by 2020.

For the year ended December 31, 2013, revenue from the sale of forged rolled rings and related products to other industries increased by approximately $3.0 million or 18.7% as compared to the year ended December 31, 2012. The increase in revenue from forging of rolled rings and related products for other industries was mainly attributable to our increased sales efforts and repeat order to use your forged products in various industries. Commencing in 2011, we began to manufacture and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the years ended December 31, 2013 and 2012, we generated revenue from the sale of solar industry related products of approximately $1,335,000, or 1.9% of total revenues, and $1,078,000, or 1.9% of total revenues, respectively, which is included in the sale of forged rolled rings and related products to other industries.  However, we do not anticipate new orders for solar products in the near future.

The demand for products such as ours which are used for wind power industry and solar power industry is uncertain. We believe that over the long term, our forged rolled rings and related components for wind power industry will expand since the government of the PRC has announced its desire to increase the use of wind power as an energy source. So far, sales to the solar energy sector have not yet contributed a significant amount to our revenue and may never represent a significant portion of our revenue. Revenue from solar products has not represented a significant percentage of our revenues, and we cannot assure you that we will ever generate significant revenue from such products.  We are currently seeking to expand into other industries, including oil and natural gas, although we can give no assurances that the expansion will be successful. To date, we have not generated any revenues from the oil and gas industries.

Dyeing and finishing equipment segment

The increase in revenue from the sale of dyeing and finishing equipment for the year ended December 31, 2013 was primarily attributable to our marketing efforts and the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future.

Additionally, during the year ended December 31, 2013, we received five PRC patents for devices and parts of our airflow dyeing machine. These patents cover the dyeing liquid mixing device, dyeing liquid atomizing device, horizontal manipulated devices, mechanical seal and atomizer of its airflow dyeing machine.  The patents relate to devices and parts that allow for lower water and energy usage, improved dyeing effects, extend the service life of the machine and provide easier cleaning of atomized dyeing equipment.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs. For the year ended December 31, 2013, cost of revenues was $54,447,000 as compared to $44,063,000 for the year ended December 31, 2012, an increase of $10,384,000, or 23.6%. Cost of revenues related to the manufacture of forged rolled rings and related products was $25,598,000 for the year ended December 31, 2013 as compared to $24,852,000 for the year ended December 31, 2012. Cost of revenues for the dyeing and finishing equipment segment was $28,849,000 for the year ended December 31, 2013, as compared to $19,211,000 for the year ended December 31, 2012.

Gross profit and gross margin. Our gross profit was $17,666,000 for the year ended December 31, 2013 as compared to $13,136,000 for the year ended December 31, 2012, representing gross margins of 24.5% and 23.0%, respectively.

Gross profit from forged rolled rings and related products segment was $8,178,000 for the year ended December 31, 2013 as compared to $7,089,000 for the year ended December 31, 2012, representing gross margins of approximately 24.2% and 22.2%, respectively. The increase in our gross margin for the forged rolled rings and related products segment for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was mainly attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels and a slight decrease in our raw materials costs.  We expect that we can improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $9,488,000 for the year ended December 31, 2013 as compared to $6,047,000 for the year ended December 31, 2012, representing gross margins of approximately 24.7% and 23.9%, respectively. For the year ended December 31, 2013, the significant portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery. For the year ended December 31, 2012, a smaller portion of our revenue for the dyeing and finishing equipment segment is from airflow dyeing machinery. Our airflow dyeing machinery uses air flow rather than water which is used in the traditional dyeing process. The technology used in airflow machinery is designed to result in reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. Our unit sale price for airflow dyeing machinery is a little higher than our unit sale price for traditional dyeing machinery. Therefore, our gross margin for the dyeing and finishing equipment segment for the year ended December 31, 2013 increased from the year ended December 31, 2012.

Depreciation. Depreciation was $6,704,000 and $6,519,000 for the year ended December 31, 2013 and 2012, respectively. Depreciation for the year ended December 31, 2013 and 2012 was included in the following categories (dollars in thousands):

	Years Ended December 31,
	2013	2012
Cost of revenues	$6,131	$4,983
Operating expenses	573	1,536
Total	$6,704	$6,519

The increase in depreciation expense for cost of revenues for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is attributable to the increase in our depreciable production equipment in our dyeing and finishing equipment segment and forged rolled rings and related products segment.

During the year ended December 31, 2012, we recorded depreciation expense related to ESR production equipment in operating expenses since we did not perform any production for ESR products and we did not use the equipment in 2012. As of December 31, 2012, the Company committed to a plan to sell the ESR production equipment that was used to produce forged products for the high performance components market and recorded it as equipment held for sale on the December 31, 2012 consolidated balance sheet. The assets held for sale were not subject to depreciation during 2013 since the equipment was held for sale and not used in operations. Accordingly, during the year ended December 31, 2013, we did not record any depreciation expense related to the ESR production equipment.  Depreciation included in operating expenses for the year ended December 31, 2013 decreased by approximately $963,000 as compared to the year ended December 31, 2012. In March 2014, we entered into an operating lease agreement with a third party and accordingly, we will begin we will begin to record depreciation expense upon the commencement of the equipment lease, which is scheduled for April 1, 2014.

Impairment loss. For the year ended December 31, 2013, we recognized $2,573,000 of impairment loss as compared to $2,206,000 for the year ended December 31, 2012, as a result of writing down the carrying value of equipment to its estimated fair value based on our management’s estimate. The impairment loss for the year ended December 31, 2013 reflects the anticipated cash flow from the operating lease, net of reserves.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $3,127,000 for the year ended December 31, 2013, as compared to $3,051,000 for the year ended December 31, 2012, an increase of $76,000 or approximately 2.5%. Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 consisted of the following (dollars in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Professional fees	$328	$331
Bad debt recovery	(628)	(47)
Payroll and related benefits	1,074	786
Travel and entertainment	369	202
Shipping	1,291	1,125
Research and development expense	93	-
Other	600	654
Total	$3,127	$3,051

•	Professional fees for the year ended December 31, 2013 decreased by $3,000, or 0.9%, as compared to the year ended December 31, 2012.

•
For the year ended December 31, 2013 and 2012, we decreased the allowance for doubtful accounts of approximately $628,000 (net of approximately $1,200,000 write-offs) and $47,000, respectively. During the year ended December 31, 2013, we collected approximately $857,000 of accounts receivable for which we have previously reserved at December 31, 2012. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

•
Payroll and related benefits for the year ended December 31, 2013 increased by $288,000, or 36.6%, as compared to the year ended December 31, 2012. The increase was mainly attributable to an increase in stock-based compensation of approximately $262,000 which reflected an increase in our average stock price used to value shares issued as compensation during the year ended December 31, 2013 as compared to the year ended December 31, 2012, and an increase in employee salaries and related benefits of approximately $26,000 due to the increase in personnel for our expanding business.  We expect that payroll and related benefits will keep in its current level with minimal increase in the near future.

•
Travel and entertainment expense for the year ended December 31, 2013 increased by $167,000, or 82.7%, as compared to the year ended December 31, 2012. The increase was primarily attributable to the increased spending in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitor and to enhance our visibility.

•
Shipping expense for the year ended December 31, 2013 increased by $166,000, or 14.8%, as compared to the year ended December 31, 2012. The increase was mainly attributable to the increase in our revenues during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

•
For the year ended December 31, 2013, we recorded research and development expense of approximately $93,000. Research and development expense related to the development new dyeing and finishing products. We did not record any research and development expense for the year ended December 31, 2012.

•
Other selling, general and administrative expenses for the year ended December 31, 2013 decreased by $54,000, or 8.3% as compared to the year ended December 31, 2012, which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from operations. As a result of the factors described above, for the year ended December 31, 2013, income from operations amounted to $11,393,000, as compared to $6,344,000 for the year ended December 31, 2012, an increase of $5,049,000 or 79.6%.

Other income (expense). Other income (expense) includes interest expense, nominal foreign currency transaction gain, warrant modification expense, interest income and other income. For the year ended December 31, 2013, total other expense amounted to $208,000 as compared to total other expense $444,000 for the year ended December 31, 2012, a decrease of $236,000 or 53.2%. The decrease in other expenses, net was primarily attributable to the decrease in warrant modification expense of approximately $235,000, an increase in interest income of approximately $11,000 and an increase in foreign currency gain of approximately $28,000, offset by a decrease in other income of approximately $43,000.

Income tax expense. Income tax expense was $3,000,000 for the year ended December 31, 2013, as compared to $1,702,000 for the year ended December 31, 2012, an increase of $1,298,000, or 76.3%. The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income. As a result of the foregoing, our net income was $8,186,000, or $2.55 per share (basic and diluted), for the year ended December 31, 2013, as compared with $4,199,000, or $1.65 per share (basic) and $1.58 per share (diluted), for the year ended December 31, 2012, an increase of $3,987,000, or 95.0%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,752,000 for the year ended December 31, 2013, as compared to $543,000 for the year ended December 31, 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gain, we had comprehensive income for the year ended December 31, 2013 of $10,937,000, compared to $4,742,000 for the year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2013 and 2012, we had cash balances of approximately $1,115,000 and $1,446,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	December 31, 2013		December 31, 2012
United States	$411	36.8%	$31	2.1%
China	704	63.2%	1,415	97.9%
Total cash and cash equivalents	$1,115	100.0%	$1,446	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2012 to December 31, 2013 (dollars in thousands):

			December 31, 2012 to December 31, 2013
	December 31, 2013	December 31, 2012	Change	Percentage Change
Working capital:
Total current assets	$23,986	$19,073	$4,913	25.8%
Total current liabilities	12,864	11,810	1,054	8.9%
Working capital:	$11,122	$7,263	$3,859	53.1%

Our working capital increased $3,859,000 to $11,122,000 at December 31, 2013 from $7,263,000 at December 31, 2012. This increase in working capital is primarily attributable to an increase in notes receivable of approximately $616,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $5,156,000 due to the increase in sales revenue, an increase in advances to suppliers of approximately $102,000, an increase in deferred tax assets – current portion of approximately $253,000 and a decrease in accounts payable of approximately $513,000, a decrease in capital lease obligation – current portion of approximately $251,000 and a decrease in advances from customers of approximately $396,000, offset by a decrease in cash and cash equivalents of approximately $331,000, a decrease in inventories, net of reserve for obsolete inventory, of approximately $1,164,000, a decrease in prepaid expenses and other of approximately $354,000, an increase in short-term bank loans of approximately $893,000, and an increase in income taxes payable of approximately $802,000.

Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheet.

Net cash flow provided by operating activities was $11,469,000 for the year ended December 31, 2013 as compared to $10,635,000 for the year ended December 31, 2012, an increase of $834,000.

•
Net cash flow provided by operating activities for the year ended December 31, 2013 primarily reflected net income of $8,186,000 and the add-back of non-cash items primarily consisting of depreciation of $6,704,000, amortization of land use rights of $95,000, an increase in inventory reserve of $41,000, a loss on impairment of equipment held for lease of $2,573,000, and stock-based compensation of $423,000, which was offset by a decrease in allowance for doubtful accounts of $628,000 mainly due to the collection of approximately $857,000 accounts receivable for which we have previously reserved for at December 31, 2012, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of $1,304,000, offset primarily by an increase in notes receivable of $605,000, an increase in accounts receivable of $4,126,000, a decrease in accounts payable of $1,810,000, a decrease in accrued expenses of $113,000, a decrease in income taxes payable of $129,000, and a decrease in advances from customers of $453,000.

•
Net cash flow provided by operating activities for the year ended December 31, 2012 mainly reflected net income of $4,199,000 and the add-back of non-cash items primarily including depreciation of $6,519,000, the amortization of land use rights of $94,000, loss on impairment of equipment of $2,206,000, the warrant modification expense of $235,000, and stock-based compensation of $168,000, and changes in operating assets and liabilities such as: a decrease in prepaid value-added taxes on purchases of $981,000, an increase in accounts payable of $439,000, an increase in accrued expenses of $210,000, an increase in VAT and service taxes payable of $206,000,  an increase in advances from customers of $676,000, offset primarily by an increase in accounts receivable of $2,888,000, an increase in inventories of $1,550,000, an increase in advance to suppliers of $372,000 and a decrease in income tax payable of $326,000.

Net cash flow used in investing activities reflects the purchase of property and equipment of $14,634,000 and $10,744,000 for the year ended December 31, 2013 and 2012, respectively.

Net cash flow provided by financing activities was $2,804,000 for the year ended December 31, 2013 as compared to $406,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we received proceeds from bank loans of $5,654,000, proceeds from an increase in bank acceptance notes payable of $678,000, and net proceeds from sale of common stock of $2,389,000, offset by the repayments of bank loans of $4,846,000, repayments of principal on capital lease obligations of $392,000 and the increase in restricted cash of $678,000. During the year ended December 31, 2012, we received proceeds from bank loans of $3,481,000, offset by repayments of bank loans of $3,639,000, proceeds from decrease in restricted cash of $316,000, proceeds from sale of common stock – related parties of $613,000, and proceeds from exercise of warrants of $198,000, offset by the repayments of principal on capital lease obligations of $246,000 and decrease in bank acceptance notes payable of $316,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our forged rolled rings division and for our dyeing business. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

During June and July 2013, we received net proceeds of approximately $2,389,000 from the sale of our common stock. We are using the proceeds for working capital and other general corporate purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,109	$3,109	$-	$-	$-
Total	$3,109	$3,109	$-	$-	$-

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the year ended December 31, 2013, we had unrealized foreign currency translation gain of $2,751,842, because of the change in the exchange rate.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2013 and 2012	F-3

Consolidated Statements of Income and Comprehensive Income -
For the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statements of Changes in Stockholders’ Equity -
For the Years Ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows –
For the Years Ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7 to F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cleantech Solutions International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cleantech Solutions International, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleantech Solutions International, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
March 28, 2014

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,114,873	$1,445,728
Restricted cash	687,353	-
Notes receivable	703,718	88,029
Accounts receivable, net of allowance for doubtful accounts	15,234,863	10,078,623
Inventories, net of reserve for obsolete inventory	4,733,558	5,897,555
Advances to suppliers	695,254	593,104
Prepaid VAT on purchases	489,302	542,032
Deferred tax assets - current portion	253,173	-
Prepaid expenses and other	74,030	428,326

Total Current Assets	23,986,124	19,073,397

PROPERTY AND EQUIPMENT - net	70,595,138	59,436,100

OTHER ASSETS:
Deferred tax assets - net of current portion	1,222,216	551,890
Equipment held for operating lease	4,751,206	7,118,555
Land use rights, net	3,786,051	3,756,342

Total Assets	$104,340,735	$89,936,284

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,109,453	$2,216,558
Bank acceptance notes payable	687,353	-
Accounts payable	4,961,555	5,474,479
Accrued expenses	899,816	986,824
Capital lease obligation - current portion	-	251,413
Advances from customers	1,455,740	1,851,987
VAT and service taxes payable	126,349	206,527
Income taxes payable	1,623,603	822,082

Total Current Liabilities	12,863,869	11,809,870

OTHER LIABILITIES:
Capital lease obligation - net of current portion	-	132,756

Total Liabilities	12,863,869	11,942,626

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and
outstanding at December 31, 2013 and 2012, respectively)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,503,502 and 2,894,586
shares issued and outstanding at December 31, 2013 and 2012, respectively)	3,503	2,894
Additional paid-in capital	31,532,308	28,987,128
Retained earnings	46,322,329	38,401,734
Statutory reserve	2,744,720	2,479,738
Accumulated other comprehensive gain - foreign currency translation adjustment	10,874,006	8,122,164

Total Stockholders' Equity	91,476,866	77,993,658

Total Liabilities and Stockholders' Equity	$104,340,735	$89,936,284

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2013	2012

REVENUES	$72,112,662	$57,199,221

COST OF REVENUES	54,446,324	44,062,636

GROSS PROFIT	17,666,338	13,136,585

OPERATING EXPENSES:
Depreciation	573,090	1,535,715
Impairment loss	2,573,256	2,206,253
Selling, general and administrative	3,126,992	3,050,911

Total Operating Expenses	6,273,338	6,792,879

INCOME FROM OPERATIONS	11,393,000	6,343,706

OTHER INCOME (EXPENSE):
Interest income	22,287	11,384
Interest expense	(300,381)	(305,659)
Foreign currency gain	27,686	157
Warrant modification expense	-	(235,133)
Other income	42,780	85,727

Total Other Income (Expense), net	(207,628)	(443,524)

INCOME BEFORE INCOME TAXES	11,185,372	5,900,182

INCOME TAXES	2,999,795	1,701,602

NET INCOME	$8,185,577	$4,198,580

COMPREHENSIVE INCOME:
NET INCOME	$8,185,577	$4,198,580

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	2,751,842	543,415

COMPREHENSIVE INCOME	$10,937,419	$4,741,995

NET INCOME PER COMMON SHARE:
Basic	$2.55	$1.65
Diluted	$2.55	$1.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,210,791	2,538,246
Diluted	3,210,791	2,649,043

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013 and 2012
	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2011	10,995,807	$10,996	2,101,849	$2,102	$27,489,600	$34,618,341	$2,064,551	$7,578,749	$71,764,339

Common stock issued for services	-	-	121,053	121	441,025	-	-	-	441,146

Series A preferred converted to common shares	(13,197,389)	(13,198)	439,912	440	12,758	-	-	-	-

Series A preferred issued for warrant modification	2,201,582	2,202	-	-	232,931	-	-	-	235,133

Exercise of stock warrants	-	-	73,386	73	198,069	-	-	-	198,142

Sale of common stock - related parties	-	-	157,966	158	612,745	-	-	-	612,903

Shares issued for adjustments for 1:10 reverse split	-	-	420	-	-	-	-	-	-

Adjustment to statutory reserve	-	-	-	-	-	(415,187)	415,187	-	-

Net income for the year	-	-	-	-	-	4,198,580	-	-	4,198,580

Foreign currency translation adjustment	-	-	-	-	-	-	-	543,415	543,415

Balance, December 31, 2012	-	-	2,894,586	2,894	28,987,128	38,401,734	2,479,738	8,122,164	77,993,658

Sale of common stock	-	-	578,916	579	2,388,010	-	-	-	2,388,589

Common stock issued for services	-	-	30,000	30	157,170	-	-	-	157,200

Adjustment to statutory reserve	-	-	-	-	-	(264,982)	264,982	-	-

Net income for the year	-	-	-	-	-	8,185,577	-	-	8,185,577

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,751,842	2,751,842

Balance, December 31, 2013	-	$-	3,503,502	$3,503	$31,532,308	$46,322,329	$2,744,720	$10,874,006	$91,476,866

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,185,577	$4,198,580
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,704,386	6,519,394
Amortization of land use rights	95,491	93,537
Increase (decrease) in inventory reserve	41,381	(37,882)
Decrease in allowance for doubtful accounts	(628,188)	(46,672)
Loss on impairment of equipment held for operating lease	2,573,256	2,206,253
Loss on disposal of fixed assets	11,391	-
Warrant modification expense	-	235,133
Stock-based compensation expense	423,112	167,714
Changes in operating assets and liabilities:
Notes receivable	(604,798)	(34,178)
Accounts receivable	(4,126,440)	(2,887,716)
Inventories	1,303,519	(1,549,740)
Prepaid value-added taxes on purchases	70,059	981,236
Prepaid and other current assets	91,666	(43,513)
Advances to suppliers	(81,120)	(371,849)
Accounts payable	(1,809,914)	438,945
Accrued expenses	(112,797)	209,831
VAT and service taxes payable	(86,004)	206,405
Income taxes payable	(129,378)	(326,373)
Advances from customers	(452,658)	675,667

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,468,541	10,634,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,633,745)	(10,744,247)

NET CASH USED IN INVESTING ACTIVITIES	(14,633,745)	(10,744,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(391,963)	(246,485)
Proceeds from bank loans	5,653,824	3,481,101
Repayments of bank loans	(4,846,135)	(3,639,333)
(Increase) decrease in restricted cash	(678,459)	316,464
Increase (decrease) in bank acceptance notes payable	678,459	(316,464)
Net proceeds from sale of common stock	2,388,589	-
Proceeds from sale of common stock - related parties	-	612,903
Proceeds from exercise of warrants	-	198,142

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,804,315	406,328

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	30,034	(3,732)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(330,855)	293,121

CASH AND CASH EQUIVALENTS - beginning of year	1,445,728	1,152,607

CASH AND CASH EQUIVALENTS - end of year	$1,114,873	$1,445,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$300,381	$305,659
Income taxes	$3,129,174	$2,027,976

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$1,121,719	$-
Series A preferred converted to common shares	$-	$13,198
Common stock issued for future service	$-	$281,265

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Basis of presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind Energy, as well as the financial statements of the Huayang Companies, Dyeing and Electric.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and warrant modification expense.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of December 31, 2013 and 2012, cash balances in banks in the PRC of $704,391 and $1,414,674, respectively, are uninsured.

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
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following tables present information about equipment held for operating lease measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013	Loss
Equipment held for operating lease	$-	$-	$4,751,206	$4,751,206	$2,573,256

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012	Loss
Equipment held for sale	$-	$-	$7,118,555	$7,118,555	$2,206,253

The Company conducted an impairment assessment on the equipment held for lease based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2013 and 2012. Upon completion of its 2013 and 2012 impairment analysis, the Company determined that the carrying value exceeded the fair market value on equipment which is held for lease. Accordingly, for the years ended December 31, 2013 and 2102, the Company recorded an impairment loss of $2,573,256 and $2,206,253, respectively.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, prepaid VAT on purchases, deferred tax assets, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued expenses, capital lease obligations, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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
December 31, 2013 and 2012

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

At December 31, 2013 and 2012, the Company’s cash balances by geographic area were as follows:

	December 31, 2013		December 31, 2012
Country:
United States	$410,482	36.8%	$31,054	2.1%
China	704,391	63.2%	1,414,674	97.9%
Total cash and cash equivalents	$1,114,873	100.0%	$1,445,728	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $703,718 and $88,029 at December 31, 2013 and 2012, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. During the year ended December 31, 2013, accounts with the amount of approximately $1,200,000 were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-offs of accounts receivable against the allowance for doubtful accounts only impact the balance sheet accounts. During the year ended December 31, 2013, the Company has recovered and collected approximately $857,000 of accounts receivable for which the Company has previously reserved for as of December 31, 2012.   At December 31, 2013 and 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $830,211 and $2,592,057, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $182,482 and $135,980 at December 31, 2013 and 2012, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $695,254 and $593,104 as of December 31, 2013 and 2012, respectively.

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

Equipment held for operating lease and related rental revenue

Long-lived assets are classified as held for operating lease when certain criteria are met.  These criteria include: management’s commitment to a plan to lease the assets; the availability of the assets for immediate lease in their present condition; an active program to locate lessees and other actions to lease the assets has been initiated; the lease of the assets is probable and their transfer is expected to qualify for recognition as a completed operating lease within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to lease the assets. We measure long-lived assets to be leased at the lower of carrying amount or fair value, less associated costs to lease.

At December 31, 2013, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets, which was originally classified as equipment held for sale at December 31, 2012. In March 2014, the Company signed an operating lease agreement related to the lease of such equipment for a period of eight years. Equipment held for operating lease is depreciated over its estimated useful life of eight years starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as revenue over the lease term as earned.

At December 31, 2013, the Company reclassified the prior year’s account of equipment held for sale to equipment held for operating lease in order to conform to the current year’s financial presentation.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended December 31, 2013 and 2012, the Company incurred impairment charge in operations of $2,573,256 and $2,206,253, respectively, on the electro-slag re-melted equipment. The valuations of the ESR equipment which is held for lease pursuant to an operating lease, and the amounts of the impairment charge, were based on the impairment assessments conducted on ESR equipment at December 31, 2013 and 2012.

Advances from customers

Advances from customers at December 31, 2013 and 2012 amounted to $1,455,740 and $1,851,987, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2013 and 2012, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2013 and 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $1,291,197 and $1,124,667 for the years ended December 31, 2013 and 2012, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $217,513 and $186,010 for the years ended December 31, 2013 and 2012, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and totaled $18,352 and $20,678 for the years ended December 31, 2013 and 2012, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. The costs primarily consist of raw materials and salaries paid for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $92,803 and $0 for the years ended December 31, 2013 and 2012, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2013 and 2012 was $30,034 and $(3,732), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at December 31, 2013 and 2012 were translated at 6.1104 RMB to $1.00 and at 6.31610 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2013 and 2012 were 6.1905 RMB and 6.31984 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reverse stock split

The Company effected a one-for-ten reverse stock split on March 6, 2012. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common stock consist of common stock issuable upon the conversion of series A convertible preferred stock (using the if-converted method) and common stock purchase warrants (using the treasury stock method).

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended December 31,
	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$8,185,577	$4,198,580

Weighted average common stock outstanding – basic	3,210,791	2,538,246
Effect of dilutive securities:
Series A convertible preferred stock	-	103,149
Warrants	-	7,648
Weighted average common stock outstanding– diluted	3,210,791	2,649,043
Net income per common share - basic	$2.55	$1.65
Net income per common share - diluted	$2.55	$1.58

The Company did not have any common stock equivalents at December 31, 2013 and 2012.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The amendments are effective for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2013-11 will have a significant effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

Reclassification

Certain reclassifications have been made in prior year same period’s consolidated financial statements to conform to the current period’s financial presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2013 and 2012, accounts receivable consisted of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$16,065,074	$12,670,680
Less: allowance for doubtful accounts	(830,211)	(2,592,057)
	$15,234,863	$10,078,623

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company decreased the allowance for doubtful accounts in the amount of $1,825,180 and $46,672 for the year ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, accounts with the amount of approximately $1,200,000 were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-offs of accounts receivable against the allowance for doubtful accounts only impact the balance sheet accounts. During the year ended December 31, 2013, the Company has recovered and collected approximately $857,000 accounts receivable for which the Company has previously reserved for at December 31, 2012.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 - INVENTORIES

At December 31, 2013 and 2012, inventories consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$1,627,784	$1,685,493
Work in process	1,778,650	2,602,990
Finished goods	1,509,606	1,745,052
	4,916,040	6,033,535
Less: reserve for obsolete inventory	(182,482)	(135,980)
	$4,733,558	$5,897,555

For the year ended December 31, 2013, the Company increased reserve for obsolete inventory in the amount of $41,381. For the year ended December 31, 2012, the Company decreased reserve for obsolete inventory in the amount of $37,882 as the part of reserved inventory in prior years had been sold out in 2012.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2013 and 2012, property and equipment consisted of the following:

	Useful Life	December 31, 2013	December 31, 2012
Office equipment and furniture	5 Years	$156,810	$222,853
Manufacturing equipment	5 – 10 Years	74,187,972	56,916,700
Vehicles	5 Years	129,380	125,167
Construction in progress	-	477,299	28,785
Building and building improvements	20 Years	21,487,286	20,785,597
		96,438,747	78,079,102
Less: accumulated depreciation		(25,843,609)	(18,643,002)
		$70,595,138	$59,436,100

For the years ended December 31, 2013 and 2012, depreciation expense amounted to $6,704,386 and $6,519,394, respectively, of which $6,131,296 and $4,983,679, respectively, is included in cost of revenues and the remainder is included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2013 and 2012, amortization of land use rights amounted to $95,491 and $93,537, respectively. At December 31, 2013 and 2012, land use rights consisted of the following:

	Useful Life	December 31, 2013	December 31, 2012
Land use rights	45 - 50 years	$4,418,826	$4,274,916
Less: accumulated amortization		(632,775)	(518,574)
		$3,786,051	$3,756,342

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 5 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:	Amount
2014	$96,743
2015	96,743
2016	96,743
2017	96,743
2018	96,743
Thereafter	3,302,336
$3,786,051

NOTE 6 – EQUIPMENT HELD FOR OPERATING LEASE

The Company measures long-lived assets to be leased at the lower of carrying amount or fair value, less associated costs to lease these assets. As of December 31, 2012, the Company committed to a plan to sell ESR equipment that was used to produce forged products for the high performance components market. During the last quarter of 2013, the Company decided to lease the ESR equipment to a third party and various negotiation took place during such time through March 2014.  In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party (the “Lessee”), whereby the Lessee will lease the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB (approximately $234,000 per quarter).  Accordingly, at December 31, 2013, the ESR equipment has been reflected as equipment held for operating lease on the accompanying consolidated balance sheets. At December 31, 2013 and 2012, the Company evaluated the ESR equipment for impairment. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the years ended December 31, 2013 and 2012, the Company recorded an impairment loss on ESR equipment in the amount of $2,573,256 and $2,206,253, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At December 31, 2013 and 2012, short-term bank loans consisted of the following:

	December 31, 2013	December 31, 2012
Loan from Agricultural and Commercial Bank, due on August 26, 2013 with annual interest rate of 6.90% at December 31, 2012, secured by certain assets of the Company and repaid on May 15, 2013.	$-	$474,977

Loan from Agricultural and Commercial Bank, due on May 9, 2014 with annual interest rate of 7.20% at December 31, 2013, secured by certain assets of the Company.	490,966	-

Loan from Bank of Communications, due on May 8, 2013 with annual interest rate of 6.72% at December 31, 2012, repaid on due date.	-	316,651

Loan from Bank of Communications, due on May 12, 2013 with annual interest rate of 6.72% at December 31, 2012, repaid on due date.	-	474,977

Loan from Bank of China, due on January 16, 2013 with annual interest rate of 7.35% at December 31, 2012, secured by certain assets of the Company, repaid on due date.	-	949,953

Loan from Bank of China, due on March 1, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date (see note 16).	490,966	-

Loan from Bank of China, due on March 4, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date (see note 16).	490,966	-

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 15, 2014 with annual interest rate of 9.30% at December 31, 2013, secured by certain assets of the Company.	818,277	-

Loan from Bank of Communications, due on April 21, 2014 with annual interest rate of 6.72% at December 31, 2013.	327,312	-

Loan from Bank of Communications, due on April 23, 2014 with annual interest rate of 6.72% at December 31, 2013.	490,966	-

Total short-term bank loans	$3,109,453	$2,216,558

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to a bank which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At December 31, 2013 and 2012, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2013	December 31, 2012
Bank of China, non-interest bearing, due on January 4, 2014, collateralized by 100% of restricted cash deposited.	$81,828	$-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on February 23, 2014, collateralized by 100% of restricted cash deposited.	327,311	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on April 15, 2014, collateralized by 100% of restricted cash deposited.	163,655	-
Bank of China, non-interest bearing, due on May 12, 2014, collateralized by 100% of restricted cash deposited.	81,828	-
Bank of Communications, non-interest bearing, due on January 3, 2014, collateralized by 100% of restricted cash deposited.	32,731	-
Total	$687,353	$-

NOTE 9 - CAPITAL LEASE OBLIGATION

In 2011, the Company entered into a non-cancelable capital lease agreement with expiration date of June 3, 2014. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset and future obligations related to the capital lease are included in the accompanying consolidated balance sheets in property and equipment and capital lease obligations, respectively. The Company paid off the capital lease obligation in the third quarter of 2013. At December 31, 2013 and 2012, capital lease obligations consisted of the following:

	December 31, 2013	December 31, 2012
Capital lease obligation - current portion	$-	$251,413
Capital lease obligation - long-term portion	-	132,756
	$-	$384,169

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Cleantech Solutions International, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $5,426,000 for income tax purposes through December 31, 2013, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $60 million and $51 million as of December 31, 2013 and 2012, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2013 and 2012:

	2013	2012
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(9.6)%	(10.4)%
Other	0.0%	1.4%
U.S. valuation allowance	2.4%	3.8%
Total provision for income taxes	26.8%	28.8%

For the years ended December 31, 2013 and 2012, income tax expense related to our operations in the PRC and amounted to $2,999,795 and $1,701,602, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 10 – INCOME TAXES (continued)

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net U.S. operating loss carry forward	$1,844,921	$1,571,055
Loss on impairment of equipment	1,222,216	551,890
Allowance for doubtful accounts and inventory reserve	253,173	-
Total gross deferred tax assets	3,320,310	2,122,945

Less: valuation allowance	(1,844,921)	(1,571,055)
Net deferred tax assets	$1,475,389	$551,890

The valuation allowance at December 31, 2013 and 2012 were $1,844,921 and $1,571,055, respectively, related to the U.S. net operating loss carry forward. During 2013, the valuation allowance was increased by approximately $274,000 from the prior year.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for lease in PRC and allowance for doubtful accounts and inventory reserve, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for lease in PRC and allowance for doubtful accounts and inventory reserve will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $1,475,389 and $551,890 has been set up at December 31, 2013 and 2012, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

(a)       Preferred stock issued for warrants modification

On February 7, 2012, in an effort to induce its warrant holder to exercise their warrants, the Company signed an agreement with Barron Partners LP (“Barron”), pursuant to which Barron, as the holder of warrants to purchase 55,158 shares of common stock at $12.00 per share and 165,000 shares of common stock at $16.98 per share, agreed to exchange or convert such warrants into (i) 2,201,582 shares of the Company’s series A preferred stock which are convertible into 73,386 shares of common stock, and (ii) warrants to purchase 73,386 shares of this Company’s common stock at $2.70 per common share, with the proceeds from the exercise of the warrants being used to pay expenses incurred by the Company in connection with its public company expenses. In connection with the warrant modification, the Company valued the 2,201,582 series A preferred shares issued at fair market value on the date of grant of $197,408 based on the 73,386 common shares issuable upon conversion of the series A preferred stock multiplied by the quoted trading price of the common stock on the grant date of $2.70 per share. In connection with the transaction, on February 7, 2012, the Company revalued the fair market value of the original warrants by using the Black-Scholes option-pricing model. The total fair market value of the original warrants was estimated to be $52,896 on February 7, 2012. The fair market value of the newly issued exchanged warrants was estimated to be $90,621 using the Black-Scholes option-pricing model. In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used: stock price of $2.70; expected dividend yield 0%; risk-free interest rate of 0.15%; volatility of 139.58% and an expected term of 0.77 year. The Company recorded the difference between the fair market value of original warrants of $52,896 and the fair market value of exchanged warrants of $90,621 which amounted to $37,725 as a warrant modification expense with a corresponding credit of additional paid-in capital. Accordingly, for the year ended December 31, 2012, the Company recorded an aggregate warrant modification expense of $235,133 on the accompanying consolidated statement of income. For the year ended December 31, 2013, the Company did not record any warrant modification expense.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

(b)       Common stock issued for services

During the year ended December 31, 2012, the Company issued a total of 121,053 shares of common stock pursuant to its 2010 long-term incentive plan, of which 250 shares were issued to a director, 35,000 shares were issued to the chief executive officer, 28,403 shares were issued to the chief financial officer and 57,400 shares were issued to other employees and consultants.  These shares were issued for services rendered through December 31, 2012, which had been accounted for as stock-based compensation and for services to be rendered during 2013, which had been accounted for as prepaid expense at December 31, 2012. The shares were valued at the fair market value on the date of grant. During the year ended December 31, 2012, the Company recorded stock-based compensation of $159,881 and prepaid expense of $281,265, which was amortized in 2013.

On July 29, 2013, the Company issued a total of 30,000 shares of common stock pursuant to its 2010 long-term incentive plan, of which 8,000 shares were issued to the chief executive officer’s wife, who the Company employs in its sales department, 8,000 shares were issued to the chief financial officer and 14,000 shares were issued to other employees. The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $157,200 in 2013.

(c)       Common stock issued upon conversion of preferred stock

During the year ended December 31, 2012, the Company issued 439,912 shares of common stock upon the conversion of 13,197,389 shares of series A preferred stock. As of December 31, 2013 and 2012, the Company had no preferred stock outstanding and all authorized shares of preferred stock were without designation as to series.

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

(e)       Common stock issued for exercise of warrants

During the year ended December 31, 2012, the Company issued 73,386 shares of its common stock upon the exercise of warrants, for which the Company received cash proceeds of $198,142. As of December 31, 2013 and 2012, there were no warrants outstanding.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

(f)        Warrants

The Company did not have any warrant activity for the year ended December 31, 2013. Warrant activities for the year ended December 31, 2012 were summarized as follows:

	Year Ended December 31, 2012
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	220,158	$15.73
Issued	73,386	2.70
Exercised	(73,386)	(2.70)
Cancelled	(220,158)	(15.73)
Balance at end of year	-	$-
Warrant exercisable at end of year	-	$-

(g) 2010 Long-Term Incentive Plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which covers 200,000 shares of common stock.  In October 2013, the Company’s board of directors adopted, and in December 2013, the stockholders approved, an amendment to the 2010 long-term incentive plan to increase the number of shares of common stock subject to the plan, to 500,000 shares. The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2013, the Company had issued a total of 177,991 shares of common stock under the plan.

NOTE 12– STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2012, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing and Electric, accordingly, no additional statutory reserve is required for the year ended December 31, 2013. As of December 31, 2013, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy.

For the years ended December 31, 2013 and 2012, statutory reserve activities were as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2011	$72,407	$1,168,796	$823,348	$2,064,551
Addition to statutory reserves	300,641	-	114,546	415,187
Balance – December 31, 2012	373,048	1,168,796	937,894	2,479,738
Addition to statutory reserves	-	-	264,982	264,982
Balance – December 31, 2013	$373,048	$1,168,796	$1,202,876	$2,744,720

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 13 – SEGMENT INFORMATION

For the years ended December 31, 2013 and 2012, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Revenues:
Forged rolled rings and related components	$33,775,849	$31,940,931
Dyeing and finishing equipment	38,336,813	25,258,290
	72,112,662	57,199,221
Depreciation:
Forged rolled rings and related components	4,355,417	5,077,390
Dyeing and finishing equipment	2,348,969	1,442,004
	6,704,386	6,519,394
Interest expense:
Forged rolled rings and related components	141,324	239,974
Dyeing and finishing equipment	159,057	65,685
	300,381	305,659
Net income (loss):
Forged rolled rings and related components	3,244,455	1,359,449
Dyeing and finishing equipment	5,747,096	3,737,787
Other (a)	(805,974)	(898,656)
	8,185,577	4,198,580
Identifiable long-lived tangible assets at December 31, 2013 and 2012 by segment:
Forged rolled rings and related components	$43,987,670	$40,636,142
Dyeing and finishing equipment	26,607,468	18,799,958
Equipment held for operating lease (b)	4,751,206	7,118,555
	$75,346,344	$66,554,655
Identifiable long-lived tangible assets at December 31, 2013 and 2012 by geographical location:
China	$75,346,344	$66,554,655
United States	-	-
	$75,346,344	$66,554,655

(a)	The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	The Company does not allocate the equipment held for operating lease to any operating segment.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
NOTE 14 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the years ended December 31, 2013 and 2012.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
Supplier	2013	2012
A	27%	21%
B	*	12%
C	*	18%

*           Less than 10%.

The largest supplier accounted for 10.2% of the Company’s total outstanding accounts payable at December 31, 2013. The three largest suppliers accounted for 18.7% of the Company’s total outstanding accounts payable at December 31, 2012.

NOTE 15 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Dyeing and Electric had reached the cumulative limit as of December 31, 2012 and 2013, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of December 31, 2013 and 2012, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at December 31, 2013 and 2012 were approximately $90,291,000 and $77,514,000, respectively.

NOTE 16 – SUBSEQUENT EVENTS

In March 2014, the Company repaid short-term loan from Bank of China in the principal amount of $490,966, and borrowed the same amount from Bank of China. The new loan bears interest rate at 6.27% per annum and is due on February 16, 2015.

In March 2014, the Company repaid short-term loan from Bank of China in the principal amount of $490,966, and borrowed the same amount from Bank of China. The new loan bears interest rate at 6.27% per annum and is due on February 18, 2015.

In March 2014, the Company entered into an operating lease agreement whereby the Company leased its ERS equipment to a third party for a period of eight year, effective April 1, 2014 (See Note 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2013.

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the year ended December 31, 2013, due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system during 2014 by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2013. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	58	Chief executive officer, chairman and director
Adam Wasserman	49	Chief financial officer
Tianxiang Zhou2,3	75	Director
Xi Liu1,3	45	Director
Baowen Wang1,2,3	67	Director
Furen Chen1,2	69	Director

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

Adam Wasserman has been our chief financial officer since December 10, 2012. Mr. Wasserman served as our vice president of financial reporting from 2008 until his appointment as chief financial officer in December 2012. Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), in both of which he is the controlling stockholder. CFO Oncall provides chief financial officer services to various companies. Currently, Mr. Wasserman also serves as the chief financial officer of Oriental Dragon Corp, a position he has held since June 2010, FAL Explorations Corp, (formerly  Apps Genius Corp) since January 2011, and Wally World Media, Inc. since November 2012. Mr. Wasserman also served as chief financial officer of other companies all under the terms of consulting agreements with CFO Oncall. Mr. Wasserman holds a bachelor of science in accounting from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants and is a director and an executive board member of Gold Coast Venture Capital Association.

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

The board and its committees held the following number of meetings during 2013:

Board of directors	4
Audit committee	4
Compensation committee	0
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2013.

Compensation Committee Interlocks and Insider Participation

Aside from his/her service as director, no member of our compensation committee had any relationship with us as of December 31, 2013. Except for Adam Wasserman, our chief financial officer, none of our executive officers served as a director or compensation committee member of another entity.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2013, Mr. Wu and Mr. Wasserman were late in the filing of one or more Form 4 filings.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2013 and 2012 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2013. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu, chief executive officer (1)	2013 2012	28,241 23,735	0 0	102,250 28,000	0 0	130,491 51,735

Adam Wasserman, chief financial officer (2)	2013	52,000	0	103,332	0	155,332
	2012	42,556	0	28,051	0	70,607

(1)
Mr. Wu’s 2013 compensation consisted of salary of $28,241 and 25,000 shares of common stock, valued at $102,250.  Mr. Wu’s 2012 compensation consisted of salary of $23,735 and 10,000 shares of common stock, valued at $28,000.

(2)
Mr. Wasserman has been our chief financial officer since December 2012.  Mr. Wasserman served as our vice president of financial reporting from 2008 until his appointment as chief financial officer in December 2012. Mr. Wasserman’s compensation is paid to CFO Oncall Inc. where he serves as chief executive officer. Mr. Wasserman’s 2013 compensation included salary of $52,000 and 23,015 shares of common stock, valued at $103,332. Mr. Wasserman’s 2012 compensation included salary of $42,556 and 9,634 shares of common stock, valued at $28,051.

Employment Agreement

Pursuant to an employment agreement dated December 10, 2012, Adam Wasserman receives compensation at the annual rate of $52,000. In addition, Mr. Wasserman was granted 19,603 shares of common stock pursuant to our long-term incentive plan. The agreement has a term commencing December 10, 2012 through March 31, 2014.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2013. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Tianxiang Zhou	0	0	0
Xi Liu	0	0	0
Furen Chen	0	0	0
Baowen Wang	0	0	0

2010 Long-Term Incentive Plan

In January 2010, the board of directors adopted, and in March 2010, the stockholders approved the 2010 long-term incentive plan, covering 200,000 shares of common stock. In October 2013, the board of directors adopted and in December 2013, the stockholders approved, an amendment to the 2010 plan which increased the number of shares subject to the 2010 plan from 200,000 shares to 500,000 shares. The 2010 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2010 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The board has granted the compensation committee the authority to administer the 2010 plan. Members of the committee are not eligible for stock options or stock grants pursuant to the 2010 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2013, the Company had issued a total of 177,991 shares of common stock pursuant to this plan.

The following table sets forth information as options outstanding on December 31, 2013.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0
Adam Wasserman	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

•	each current director;
•	each current officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu (1) (3)	806,675	23.0%
Adam Wasserman (5)	17,286	*
Lihua Tang (1) (3)	806,675	23.0%
Maxworthy International Limited (1)	544,267	15.5%
Yunxia Ren (2) (4)	327,274	9.3%
Haoyang Wu (2) (4)	327,274	9.3%
Xi Liu	0	0.0%
Tianxiang Zhou	0	0.0%
Baowen Wang	0	0.0%
Furen Chen	0	0.0%
All current officers and directors as a group (two persons owning stock)	823,961	23.5%

* less than 1%.

(1)
Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd.  Mr. Wu is also managing director of Maxworthy.  The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 544,267 shares owned by Maxworthy  (ii) 175,425 shares owned by Mr. Wu and (iii) 86,983 shares owned by Ms. Tang. Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other. The address for Maxworthy is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(2)
Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang.  Ms. Ren owns 259,022 shares of common stock and Mr. Wu owns 68,252 shares of common stock.  Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, P.R.C.

(4) (5)
Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City, Jiangsu Province,
P.R.C.

17,000 shares are held by Adam Wasserman and 286 shares are held in the name of CFO Oncall Asia, Inc. of which Mr. Wasserman is chief executive office.

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

	Year Ended December 31,
Category	2013	2012
Audit Fees	$105,500	$105,500
Audit Related Fees	$0	$0
Tax Fees	$3,500	$3,500
All Other Fees	$3,500	$0

Audit fees.   Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation. (4)
3.2	Bylaws. (1)
10.1	Agreement between the Company and Adam Wasserman, dated February 1, 2010 (3)
10.2	2010 Long-Term Incentive Plan (3)
10.3	English translation of equipment lease dated March 3, 2014 between Wuxi Fulland Wind Power Equipment Co., Ltd. and Shanghai Liangting Metallurgy Roll Manufacture Co., Ltd. *
14.1	Code of ethics and business conduct for officers, directors and employees (2)
14.2	Cleantech Solutions International, Inc. ethics hotline/whistleblower program (2)
21.0	List of subsidiaries*
23.1	Consent of RBSM LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(2)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(3) (4) (5)
Incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which was filed by the Company on October 30, 2013.
Incorporated by reference to the Form 10-K filed by the Company on April 11, 2013.
Incorporated by reference to the Form 8-K filed by the Company on July 11, 2013.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 28, 2014	CLEANTECH SOLUTIONS INTERNATIONAL, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	March 28, 2014
Jianhua Wu	(Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	March 28, 2014
Adam Wasserman	(Principal Financial and Accounting Officer)

/s/ Tianxiang Zhou	Director	March 28, 2014
Tianxiang Zhou

/s/ Xi Liu	Director	March 28, 2014
Xi Liu

/s/ Baowen Wang	Director	March 28, 2014
Baowen Wang

/s/ Furen Chen	Director	March 28, 2014
Furen Chen