Form 10-Q
period 2014-03-31
Cleantech Solutions International, Inc.,
filed 2014-05-15
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  3,569,002 shares of common stock are issued and outstanding as of May 15, 2014.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2014

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

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,001,106	$1,114,873
Restricted cash	405,719	687,353
Notes receivable	76,275	703,718
Accounts receivable, net of allowance for doubtful accounts	13,679,677	15,234,863
Inventories, net of reserve for obsolete inventories	6,106,615	4,733,558
Advances to suppliers	611,547	695,254
Prepaid VAT on purchases	118,415	489,302
Deferred tax assets - current portion	251,057	253,173
Prepaid expenses and other	86,958	74,030

Total Current Assets	23,337,369	23,986,124

PROPERTY AND EQUIPMENT - net	71,166,982	70,595,138

OTHER ASSETS:
Deferred tax assets - net of current portion	1,212,001	1,222,216
Equipment held for operating lease	4,711,496	4,751,206
Land use rights, net	3,730,424	3,786,051

Total Assets	$104,158,272	$104,340,735

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,083,465	$3,109,453
Bank acceptance notes payable	405,719	687,353
Accounts payable	4,591,665	4,961,555
Accrued expenses	469,834	899,816
Advances from customers	1,124,627	1,455,740
VAT and service taxes payable	73,457	126,349
Income taxes payable	1,318,069	1,623,603

Total Current Liabilities	11,066,836	12,863,869

Total Liabilities	11,066,836	12,863,869

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and
outstanding at March 31, 2014 and December 31, 2013, respectively)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,503,502 and 3,503,502
shares issued and outstanding at March 31,2014 and December 31, 2013, respectively)	3,503	3,503
Additional paid-in capital	31,532,308	31,532,308
Retained earnings	48,601,672	46,322,329
Statutory reserve	2,861,735	2,744,720
Accumulated other comprehensive gain - foreign currency translation adjustment	10,092,218	10,874,006

Total Stockholders' Equity	93,091,436	91,476,866

Total Liabilities and Stockholders' Equity	$104,158,272	$104,340,735

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES	$17,635,271	$13,884,699

COST OF REVENUES	13,361,985	10,754,609

GROSS PROFIT	4,273,286	3,130,090

OPERATING EXPENSES:
Depreciation	109,859	107,214
Selling, general and administrative	887,470	738,000

Total Operating Expenses	997,329	845,214

INCOME FROM OPERATIONS	3,275,957	2,284,876

OTHER INCOME (EXPENSE):
Interest income	5,240	481
Interest expense	(57,727)	(105,127)
Grant income	31,887	-
Other income	-	28,930

Total Other Income (Expense), net	(20,600)	(75,716)

INCOME BEFORE INCOME TAXES	3,255,357	2,209,160

INCOME TAXES	858,999	586,560

NET INCOME	$2,396,358	$1,622,600

COMPREHENSIVE INCOME:
NET INCOME	$2,396,358	$1,622,600

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized foreign currency translation (loss) gain	(781,788)	428,440

COMPREHENSIVE INCOME	$1,614,570	$2,051,040

NET INCOME PER COMMON SHARE:
Basic	$0.68	$0.56
Diluted	$0.68	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,503,502	2,894,586
Diluted	3,503,502	2,894,586

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,396,358	$1,622,600
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,965,274	1,569,551
Amortization of land use rights	24,165	23,511
Changes in operating assets and liabilities:
Notes receivable	626,267	(133,241)
Accounts receivable	1,438,666	663,513
Inventories	(1,423,313)	(723,549)
Prepaid value-added taxes on purchases	369,574	(101,245)
Prepaid and other current assets	(13,343)	11,776
Advances to suppliers	78,486	(744,915)
Accounts payable	(598,233)	(204,399)
Accrued expenses	(427,424)	(532,717)
VAT and service taxes payable	(52,228)	(111,027)
Income taxes payable	(294,175)	(192,720)
Advances from customers	(321,360)	549,929

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,768,714	1,697,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,868,611)	(2,708,871)

NET CASH USED IN INVESTING ACTIVITIES	(2,868,611)	(2,708,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(85,364)
Proceeds from bank loans	981,098	1,749,971
Repayments of bank loans	(981,098)	(954,529)
Decrease (increase) in restricted cash	277,978	(954,529)
(Decrease) increase in bank acceptance notes payable	(277,978)	954,529

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	710,078

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(13,870)	7,416

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	886,233	(294,310)

CASH AND CASH EQUIVALENTS - beginning of period	1,114,873	1,445,728

CASH AND CASH EQUIVALENTS - end of period	$2,001,106	$1,151,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$57,727	$105,127
Income taxes	$1,153,173	$779,280

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$267,324	$20,681

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Through its affiliated companies and subsidiaries, the Company manufactures and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related products for the wind power industry and other industries and manufactures and sells textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Electrical”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Electrical and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Electrical was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008. Beginning in April 2007, Electrical began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries. In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Through Fulland Wind Energy, the Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power industry, and solar products, including large-scale equipment used in the manufacturing process for the solar industry. The Company refers to this segment of its business as the forged rolled rings and related components segment.

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment.

Basis of presentation; management’s responsibility for preparation of condensed financial statements

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation; management’s responsibility for preparation of condensed financial statements (continued)

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated  financial statements as of and for the year ended December 31, 2013 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.

The condensed consolidated balance sheet as of December 31, 2013 contained herein has been derived from the audited consolidated financial statements as of December 31, 2013, but do not include all disclosures required by GAAP.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation; management’s responsibility for preparation of condensed financial statements (continued)

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2014 and 2013 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Cash and cash equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of March 31, 2014 and December 31, 2013, cash balances in banks in the PRC of $1,756,792 and $704,391, respectively, are uninsured.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

The following tables present information about equipment held for operating lease measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014	Gain (Loss)
Equipment held for operating lease	$-	$-	$4,711,496	$4,711,496	$-

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013	(Loss)
Equipment held for operating lease	$-	$-	$4,751,206	$4,751,206	$(2,573,256)

The Company conducted an impairment assessment on the equipment held for operating lease based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2013. Upon completion of its 2013 impairment analysis, the Company determined that the carrying value exceeded the fair market value on equipment which is held for operating lease. Accordingly, the Company recorded an impairment charge of $2,573,256 at December 31, 2013. The difference in the value of equipment held for operating lease at March 31, 2014 from December 31, 2013 reflects changes in the currency exchange ratio.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, prepaid VAT on purchases, deferred tax assets, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued expenses, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

At March 31, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

	March 31, 2014		December 31, 2013
Country:
United States	$244,314	12.2%	$410,482	36.8%
China	1,756,792	87.8%	704,391	63.2%
Total cash and cash equivalents	$2,001,106	100.0%	$1,114,873	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $76,275 and $703,718 at March 31, 2014 and December 31, 2013, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $823,272 and $830,211, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $180,957 and $182,482 at March 31, 2014 and December 31, 2013, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $611,547 and $695,254 as of March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014 and December 31, 2013, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. In March 2014, the Company signed an operating lease agreement related to the lease of such equipment for a period of eight years. Equipment held for operating lease is depreciated over its estimated useful life of eight years starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental revenue over the lease term as earned.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment held for operating lease and related rental revenue (continued)

The Company makes a determination with respect to the lease whether it should be accounted for as operating lease or financing lease. The classification criteria is based on estimates regarding the fair value of the leased ESR equipment, minimum lease payments, the economic life of the equipment, the existence of a bargain purchase option, and certain other terms in the lease agreement. The Company believes the lease should be accounted for as operating lease.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three months ended March 31, 2014 and 2013.

Advances from customers

Advances from customers at March 31, 2014 and December 31, 2013 amounted to $1,124,627 and $1,455,740, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2014 and 2013, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. Rental revenue will be recognized on a straight-line basis over the term of the operating lease. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2014 and December 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $317,724 and $263,303 for the three months ended March 31, 2014 and 2013, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $59,841 and $48,735 for the three months ended March 31, 2014 and 2013, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and totaled $864 and $0 for the three months ended March 31, 2014 and 2013, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. The costs primarily consist of raw materials and salaries paid for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $26,871 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2014 and 2013 was $(13,870) and $7,416, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at March 31, 2014 and December 31, 2013 were translated at 6.1619 RMB to $1.00 and at 6.1104 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2014 and 2013 were 6.1156 RMB and 6.28582 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any potentially dilutive common stock outstanding during the three months ended March 31, 2014 and 2013.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,396,358	$1,622,600

Weighted average common stock outstanding – basic	3,503,502	2,894,586
Weighted average common stock outstanding– diluted	3,503,502	2,894,586
Net income per common share - basic	$0.68	$0.56
Net income per common share - diluted	$0.68	$0.56

The Company did not have any common stock equivalents at March 31, 2014 and December 31, 2013.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2014 and 2013 included net income and unrealized gains (losses) from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2014 and December 31, 2013, accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
Accounts receivable	$14,502,949	$16,065,074
Less: allowance for doubtful accounts	(823,272)	(830,211)
	$13,679,677	$15,234,863

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company did not change the allowance for doubtful accounts for the three months ended March 31, 2014 and 2013.

NOTE 3 - INVENTORIES

At March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$2,175,861	$1,627,784
Work in process	2,366,133	1,778,650
Finished goods	1,745,578	1,509,606
	6,287,572	4,916,040
Less: reserve for obsolete inventory	(180,957)	(182,482)
	$6,106,615	$4,733,558

For the three months ended March 31, 2014 and 2013, the Company did not make any change for reserve for obsolete inventory.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	Useful Life	March 31, 2014	December 31, 2013
Office equipment and furniture	5 Years	$161,009	$156,810
Manufacturing equipment	5 – 10 Years	74,066,465	74,187,972
Vehicles	5 Years	204,933	129,380
Construction in progress	-	2,531,687	477,299
Building and building improvements	20 Years	21,781,008	21,487,286
		98,745,102	96,438,747
Less: accumulated depreciation		(27,578,120)	(25,843,609)
		$71,166,982	$70,595,138

For the three months ended March 31, 2014 and 2013, depreciation expense amounted to $1,965,274 and $1,569,551, respectively, of which $1,855,415 and $1,462,337, respectively, is included in cost of revenues and the remainder is included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2014 and 2013, amortization of land use rights amounted to $24,165 and $23,511, respectively. At March 31, 2014 and December 31, 2013, land use rights consisted of the following:

	Useful Life	March 31, 2014	December 31, 2013
Land use rights	45 - 50 years	$4,381,894	$4,418,826
Less: accumulated amortization		(651,470)	(632,775)
		$3,730,424	$3,786,051

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:	Amount
2015	$95,934
2016	95,934
2017	95,934
2018	95,934
2019	95,934
Thereafter	3,250,754
$3,730,424

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6 – EQUIPMENT HELD FOR OPERATING LEASE

The Company measures long-lived assets to be leased at the lower of carrying amount or fair value, less associated costs to lease these assets. During the last quarter of 2013, the Company decided to lease the ESR equipment to a third party and negotiations took place last quarter of 2013 through March 2014.  In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB (approximately $234,000 per quarter).  Accordingly, at March 31, 2014 and December 31, 2013, the ESR equipment has been reflected as equipment held for operating lease on the accompanying consolidated balance sheets. At March 31, 2014 and December 31, 2013, the Company evaluated the ESR equipment for impairment. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the three months ended March 31, 2014 and 2013, the Company did not incur any impairment charge on ESR equipment.

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At March 31, 2014 and December 31, 2013, short-term bank loans consisted of the following:

	March 31, 2014	December 31, 2013
Loan from Agricultural and Commercial Bank, due on May 9, 2014 with annual interest rate of 7.20% at March 31, 2014 and December 31, 2013, secured by certain assets of the Company and repaid on due date (see note 14).	$486,863	$490,966
Loan from Bank of China, due on March 1, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966
Loan from Bank of China, due on March 4, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 15, 2014 with annual interest rate of 9.30% at March 31, 2014 and December 31, 2013, secured by certain assets of the Company.	811,438	818,277
Loan from Bank of Communications, due on April 21, 2014 with annual interest rate of 6.72% at March 31, 2014 and December 31, 2013 and repaid on due date (see note 14).	324,575	327,312
Loan from Bank of Communications, due on April 23, 2014 with annual interest rate of 6.72% at March 31, 2014 and December 31, 2013 and repaid on due date (see note 14).	486,863	490,966
Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at March 31, 2014, secured by certain assets of the Company.	486,863	-
Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at March 31, 2014, secured by certain assets of the Company.	486,863	-

Total short-term bank loans	$3,083,465	$3,109,453

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to a bank which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At March 31, 2014 and December 31, 2013, the Company’s bank acceptance notes payables consisted of the following:

	March 31, 2014	December 31, 2013
Bank of China, non-interest bearing, due and paid on January 4, 2014, collateralized by 100% of restricted cash deposited.	$-	$81,828
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 23, 2014, collateralized by 100% of restricted cash deposited.	-	327,311
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on April 15, 2014, collateralized by 100% of restricted cash deposited.	162,287	163,655
Bank of China, non-interest bearing, due and paid on May 12, 2014, collateralized by 100% of restricted cash deposited.	81,144	81,828
Bank of Communications, non-interest bearing, due and paid on January 3, 2014, collateralized by 100% of restricted cash deposited.	-	32,731
Bank of China, non-interest bearing, due on July 13, 2014, collateralized by 100% of restricted cash deposited.	64,915	-
Bank of China, non-interest bearing, due on July 16, 2014, collateralized by 100% of restricted cash deposited.	97,373	-
Total	$405,719	$687,353

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 9 – INCOME TAXES (continued)

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Net U.S. operating loss carry forward	$1,905,595	$1,844,921
Loss on impairment of equipment	1,212,001	1,222,216
Allowance for doubtful accounts and inventories reserve	251,057	253,173
Total gross deferred tax assets	3,368,653	3,320,310

Less: valuation allowance	(1,905,595)	(1,844,921)
Net deferred tax assets	$1,463,058	$1,475,389

The valuation allowance at March 31, 2014 and December 31, 2013 were $1,905,595 and $1,844,921, respectively, related to the U.S. net operating loss carry forward. During the three months ended March 31, 2014, the valuation allowance was increased by approximately $61,000.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for operating lease in PRC and allowance for doubtful accounts and inventory reserve, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for operating lease in PRC and allowance for doubtful accounts and inventory reserve will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $1,463,058 and $1,475,389 has been set up at March 31, 2014 and December 31, 2013, respectively.

NOTE 10 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2013, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Dyeing and Electric, accordingly, no additional statutory reserve is required for the three months ended March 31, 2014. As of March 31, 2014, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy.

For the three months ended March 31, 2014, statutory reserve activities were as follows

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2013	$373,048	$1,168,796	$1,202,876	$2,744,720
Addition to statutory reserves	-	-	117,015	117,015
Balance – March 31, 2014	$373,048	$1,168,796	$1,319,891	$2,861,735

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 11 - SEGMENT INFORMATION

For the three months ended March 31, 2014 and 2013, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2014 and 2013 was as follows:

	2014	2013
Revenues:
Forged rolled rings and related components	$8,257,133	$6,526,701
Dyeing and finishing equipment	9,378,138	7,357,998
	17,635,271	13,884,699
Depreciation:
Forged rolled rings and related components	1,217,058	1,046,577
Dyeing and finishing equipment	748,216	522,974
	1,965,274	1,569,551
Interest expense:
Forged rolled rings and related components	22,565	47,152
Dyeing and finishing equipment	35,162	57,975
	57,727	105,127
Net income (loss):
Forged rolled rings and related components	1,229,436	796,566
Dyeing and finishing equipment	1,345,556	961,159
Other (a)	(178,634)	(135,125)
	$2,396,358	$1,622,600

	March 31, 2014	December 31, 2013
Identifiable long-lived tangible assets at March 31, 2014 and December 31, 2013 by segment:
Forged rolled rings and related components	$42,412,116	$43,987,670
Dyeing and finishing equipment	28,754,866	26,607,468
Equipment held for operating lease (b)	4,711,496	4,751,206
	$75,878,478	$75,346,344
Identifiable long-lived tangible assets at March 31, 2014 and December 31, 2013 by geographical location:
China	$75,878,478	$75,346,344
United States	-	-
	$75,878,478	$75,346,344

(a)	The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	The Company does not allocate the equipment held for operating lease to any operating segment.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 12 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2014. Two customers of the dyeing and finishing equipment segment accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2013, respectively. No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at March 31, 2014 and December 31, 2013, respectively.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Customer	2014	2013
A	*	14%
B	*	10%

*           Less than 10%.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Supplier	2014	2013
A	10%	*
B	12%	16%
C	12%	*
D	13%	*

*           Less than 10%.

The four largest suppliers accounted for 29.5% of the Company’s total outstanding accounts payable at March 31, 2014. The largest supplier accounted for 10.2% of the Company’s total outstanding accounts payable at December 31, 2013.

NOTE 13 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Dyeing and Electric had reached the cumulative limit as of March 31, 2014 and December 31, 2013, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of March 31, 2014 and December 31, 2013, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at March 31, 2014 and December 31, 2013 were approximately $92,085,000 and $90,291,000, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 14 – SUBSEQUENT EVENTS

In April 2014, the Company repaid short-term loan from Bank of Communications in the principal amount of $324,575, and borrowed the same amount from Bank of Communications. The new loan bears interest rate at 6.72% per annum and is due on October 21, 2014.

In April 2014, the Company repaid short-term loan from Bank of Communications in the principal amount of $486,863, and borrowed the same amount from Bank of Communications. The new loan bears interest rate at 6.72% per annum and is due on October 23, 2014.

In May 2014, the Company repaid short-term loan from Agricultural and Commercial Bank in the principal amount of $486,863, and borrowed the same amount from Agricultural and Commercial Bank. The new loan bears interest rate at 7.20% per annum and is due on March 20, 2015.

In May 2014, the Company issued 65,500 shares of common stock pursuant to its 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 15,000 to the chief financial officer and 3,500 to a newly-elected director.  The shares were valued at $5.35 per shares, or a total of $350,425.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$3,755	21.3%	$3,696	26.6%
Other industries	4,502	25.5%	2,831	20.4%
Total forged rolled rings and related components	8,257	46.8%	6,527	47.0%
Dyeing and finishing equipment	9,378	53.2%	7,358	53.0%
Total	$17,635	100.0%	$13,885	100.0%

Forged Rolled Rings and Related Components Segment

Through our forged rolled rings and other related products division, we produce precision forged rolled rings and other forged components to the wind power and other industries. Our forged rolled rings and other related products are sold to manufacturers of industrial equipment. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

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

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $2.0 million, or 27.5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  We believe that the increase reflects both our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process, and the response to China’s stricter environmental standards for the dyeing industry. We believe that our air-flow technology, which is designed to enable users to meet China’s stricter environmental standards, provides the customer with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future. Our gross margin from our dyeing segment increased to 23.3% for the three months ended March 31, 2014, from 22.7% for the three months ended March 31, 2013.

The factors that affected our revenue, gross margin and net income in both of our segments during the three months ended March 31, 2014 are likely to continue to affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided approximately 47% of our purchases of raw materials for the three months ended March 31, 2014. One major supplier provided approximately 16% of our purchases of raw materials for the three months ended March 31, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

At March 31, 2014 and December 31, 2013, we reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. In March 2014, we signed an operating lease agreement related to the lease of such equipment for a period of eight years from its April 1, 2014 commencement date. Equipment held for operating lease is depreciated over its estimated useful life of eight years commencing April 1, 2014.  Rental payments are recorded as rental revenue over the lease term as earned.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the three months ended March 31, 2014 and 2013, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2014 and 2013, amounts allocated to warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

Rental revenue will be recognized on a straight-line basis over the term of the operating lease.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth the results of our operations for the three months ended March 31, 2014 and 2013 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Dollars	Percentage	Dollars	Percentage
Revenues	$17,635	100.0%	$13,885	100.0%
Cost of revenues	13,362	75.8%	10,755	77.5%
Gross profit	4,273	24.2%	3,130	22.5%
Operating expenses	997	5.6%	845	6.1%
Income from operations	3,276	18.6%	2,285	16.4%
Other income (expenses)	(21)	(0.1)%	(76)	(0.5)%
Income before provision for income taxes	3,255	18.5%	2,209	15.9%
Provision for income taxes	859	4.9%	586	4.2%
Net income	2,396	13.6%	1,623	11.7%
Other comprehensive income (loss):
Foreign currency translation adjustment	(782)	(4.4)%	428	3.1%
Comprehensive income	$1,614	9.2%	$2,051	14.8%

The following table sets forth information as to the revenues, gross profit and gross margin for our two business segments for the three months ended March 31, 2014 and 2013 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended March 31, 2014
Revenues	$8,257	$9,378	$17,635
Cost of revenues	$6,167	$7,195	$13,362
Gross profit	$2,090	$2,183	$4,273
Gross margin	25.3%	23.3%	24.2%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended March 31, 2013
Revenues	$6,527	$7,358	$13,885
Cost of revenues	$5,065	$5,690	$10,755
Gross profit	$1,462	$1,668	$3,130
Gross margin	22.4%	22.7%	22.5%

Revenues

For the three months ended March 31, 2014, we had revenues of $17,635,000, as compared to revenues of $13,885,000 for the three months ended March 31, 2013, an increase of $3,750,000 or approximately 27.0%. The increase in revenue for the three months ended March 31, 2014 was primarily attributable to the increase in revenues from our dyeing and finishing equipment segment, an increase in revenues from forged rolled rings and related products for the wind power industry, and an increase in revenues from forged rolled rings and related products to other industries, and is summarized as follows (dollars in thousands):

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$3,755	$3,696	$59	1.6%
Other industries	4,502	2,831	1,671	59.0%
Total forged rolled rings and related products	8,257	6,527	1,730	26.5%
Dyeing and finishing equipment	9,378	7,358	2,020	27.5%
Total revenues	$17,635	$13,885	$3,750	27.0%

Forged rolled rings and related products segment

For the three months ended March 31, 2014, revenue from forged rolled rings and related products for the wind power industry increased by approximately $59,000 or 1.6% as compared to the three months ended March 31, 2013, a slight increase. We anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry will remain at or about its current level for the near future.

For the three months ended March 31, 2014, revenue from the sale of forged rolled rings and related products to other industries increased by approximately $1,671,000 or 59.0% as compared to the three months ended March 31, 2013. The increase in revenue from forged rolled rings and related products for other industries was mainly attributable to our increased sales efforts and repeat orders to use our forged products in various industries. Commencing in 2011, we began to manufacture and delivered test subassemblies for solar cell manufacturing equipment, which marked our entry into the solar products market. For the three months ended March 31, 2014, we generated revenue from the sale of solar industry related products of approximately $673,000, or 3.8% of total revenues, which is included in the sale of forged rolled rings and related products to other industries.  For the three months ended March 31, 2013, we did not generate any revenue from the sale of solar industry related products. We do not anticipate new orders for solar products in the near future.

The demand for products such as ours which are used for wind power industry is uncertain. We believe that over the long term, our forged rolled rings and related components for wind power industry will expand since the government of the PRC has announced its desire to increase the use of wind power as an energy source. We are currently seeking to expand into other industries, including oil and natural gas. To date, we have not received any orders or generated any revenues from the oil and gas industries, and we can give no assurances that our attempt to sell to the oil and gas industries will be successful.

Dyeing and finishing equipment segment

For the three months ended March 31, 2014, revenue from the sale of dyeing and finishing equipment increased by approximately $2,020,000 or 27.5% as compared to the three months ended March 31, 2013. The increase in revenue from the sale of dyeing and finishing equipment for the three months ended March 31, 2014 was primarily attributable to our marketing efforts and the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process. With the growing acceptance of our new dyeing technology and the Chinese government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future.

Cost of revenues

Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended March 31, 2014, cost of revenues was $13,362,000 as compared to $10,755,000 for the three months ended March 31, 2013, an increase of $2,607,000, or 24.2%. Cost of revenues related to the manufacture of forged rolled rings and related products was $6,167,000 for the three months ended March 31, 2014 as compared to $5,065,000 for the three months ended March 31, 2013. Cost of revenues for the dyeing and finishing equipment segment was $7,195,000 for the three months ended March 31, 2014, as compared to $5,690,000 for the three months ended March 31, 2013.

Gross profit and gross margin

Our gross profit was $4,273,000 for the three months ended March 31, 2014 as compared to $3,130,000 for the three months ended March 31, 2013, representing gross margins of 24.2% and 22.5%, respectively.

Gross profit from forged rolled rings and related products segment was $2,090,000 for the three months ended March 31, 2014 as compared to $1,462,000 for the three months ended March 31, 2013, representing gross margins of approximately 25.3% and 22.4%, respectively. The increase in our gross margin for the forged rolled rings and related products segment for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was mainly attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels and a slight decrease in our raw materials costs.  We expect that we can improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $2,183,000 for the three months ended March 31, 2014 as compared to $1,668,000 for the three months ended March 31, 2013, representing gross margins of approximately 23.3% and 22.7%, respectively. The increase in our gross margin for the dyeing and finishing equipment segment for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels. We expect that we can improve our gross margin from dyeing and finishing equipment segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Depreciation

Depreciation was $1,965,000 and $1,569,000 for the three months ended March 31, 2014 and 2013, respectively. Depreciation for the three months ended March 31, 2014 and 2013 was included in the following categories (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$1,855	$1,462
Operating expenses	110	107
Total	$1,965	$1,569

The increase in depreciation expense for cost of revenues and operating expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is attributable to the increase in our depreciable production equipment in both our dyeing and finishing equipment segment and forged rolled rings and related products segment.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $887,000 for the three months ended March 31, 2014, as compared to $738,000 for the three months ended March 31, 2013, an increase of $149,000 or approximately 20.3%. Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Professional fees	$66	$73
Payroll and related benefits	267	193
Travel and entertainment	126	64
Shipping	318	263
Research and development expense	27	-
Other	83	145
Total	$887	$738

•
Professional fees for the three months ended March 31, 2014 decreased by $7,000, or 9.6%, as compared to the three months ended March 31, 2013. The decrease was mainly attributable to the decrease in legal service charge of approximately $7,000.

•
Payroll and related benefits for the three months ended March 31, 2014 increased by $74,000, or 38.3%, as compared to the three months ended March 31, 2013. The increase was mainly attributable to an increase in accrued compensation for our management of approximately $47,000 which reflected an increase in our average stock price used to estimate the value of shares to be issued for 2014 compensation which we plan on granting and issuing in the second quarter of 2014 as compared to the average stock price used to value shares issued as compensation during the three months ended March 31, 2013, and an increase in employee salaries and related benefits of approximately $27,000 due to the increase in personnel for our expanding business.  We expect that payroll and related benefits will keep in its current level with minimal increase in the near future.

•
Travel and entertainment expense for the three months ended March 31, 2014 increased by $62,000, or 96.9%, as compared to the three months ended March 31, 2013. The increase was primarily attributable to the increased spending of approximately $36,000 in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitors and the increase of approximately $26,000 in our entertainment spending in order to enhance our visibility.

•	Shipping expense for the three months ended March 31, 2014 increased by $55,000, or 20.9%, as compared to the three months ended March 31, 2013. The increase was mainly attributable to the increase in our revenues during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

•	For the three months ended March 31, 2014, we recorded research and development expense of approximately $27,000. Research and development expense related to the development new dyeing and finishing products. We did not record any research and development expense for the three months ended March 31, 2013.

•
Other selling, general and administrative expenses for the three months ended March 31, 2014 decreased by $62,000, or 42.8% as compared to the three months ended March 31, 2013, which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from operations

As a result of the factors described above, for the three months ended March 31, 2014, income from operations amounted to $3,276,000, as compared to $2,285,000 for the three months ended March 31, 2013, an increase of $991,000 or 43.4%.

Other income (expense)

Other income (expense) includes interest income, grant income, other income and interest expense. For the three months ended March 31, 2014, total other expense, net, amounted to $21,000 as compared to total other expense, net, of $76,000 for the three months ended March 31, 2013, a decrease of $55,000 or 72.8%. The decrease in other expenses, net, was primarily attributable to the decrease in interest expense of approximately $47,000, an increase in grant income of approximately $32,000, offset by a decrease in other income of approximately $29,000.  The grant income represents an incentive granted by the Chinese government to encourage technology innovation.  The grant income related to the patents we received in 2013 for devices and parts of our airflow dyeing machine.

Income tax expense

Income tax expense was $859,000 for the three months ended March 31, 2014, as compared to $586,000 for the three months ended March 31, 2013, an increase of $273,000, or 46.4%. The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income

As a result of the foregoing, our net income was $2,396,000, or $0.68 per share (basic and diluted), for the three months ended March 31, 2014, as compared with $1,623,000, or $0.56 per share (basic and diluted), for the three months ended March 31, 2013, an increase of $773,000, or 47.7%.

Foreign currency translation gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $782,000 for the three months ended March 31, 2014, as compared to a foreign currency translation gain of $428,000 for the three months ended March 31, 2013. This non-cash loss/gain had the effect of decreasing/increasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation loss/gain, we had comprehensive income for the three months ended March 31, 2014 of $1,615,000, compared to $2,051,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2014 and December 31, 2013, we had cash balances of approximately $2,001,000 and $1,115,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	March 31, 2014		December 31, 2013
United States	$244	12.2%	$411	36.8%
China	1,757	87.8%	704	63.2%
Total cash and cash equivalents	$2,001	100.0%	$1,115	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2013 to March 31, 2014 (dollars in thousands):

			December 31, 2013 to March 31, 2014
	March 31, 2014	December 31, 2013	Change	Percentage Change
Working capital:
Total current assets	$23,337	$23,986	$(649)	(2.7)%
Total current liabilities	11,067	12,864	(1,797)	(14.0)%
Working capital:	$12,270	$11,122	$1,148	10.3%

Our working capital increased by $1,148,000 to $12,270,000 at March 31, 2014 from $11,122,000 at December 31, 2013. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $886,000, an increase in inventories, net of reserve for obsolete inventories, of approximately $1,373,000, a decrease in bank acceptance notes payable of approximately $282,000, a decrease in accounts payable of approximately $370,000, a decrease in accrued expenses of approximately $430,000, a decrease in advance from customers of approximately $331,000 and a decrease in income taxes payable of approximately $306,000, offset by a decrease in restricted cash of approximately $282,000, a decrease in notes receivable of approximately $627,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $1,555,000 mainly due to the collection made in fiscal 2014, and a decrease in prepaid VAT on purchases of approximately $371,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $3,769,000 for the three months ended March 31, 2014 as compared to $1,697,000 for the three months ended March 31, 2013, an increase of $2,072,000.

•
Net cash flow provided by operating activities for the three months ended March 31, 2014 primarily reflected net income of $2,396,000 and the add-back of non-cash items consisting of depreciation of $1,965,000 and amortization of land use rights of $24,000, and changes in operating assets and liabilities primarily consisting of a decrease in notes receivable of $626,000, a decrease in accounts receivable of $1,439,000, a decrease in prepaid value-added taxes on purchases of $370,000, offset by an increase in inventories of $1,423,000, a decrease in accounts payable of $598,000, a decrease in accrued expenses of $427,000, a decrease in income taxes payable of $294,000 and a decrease in advances from customers of $321,000.

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

Net cash flow used in investing activities reflects the purchase of property and equipment of $2,869,000 and $2,709,000 for the three months ended March 31, 2014 and 2013, respectively.

Net cash flow provided by financing activities was $0 for the three months ended March 31, 2014 as compared to $710,000 for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received proceeds from bank loans of $981,000 and proceeds from the decrease in restricted cash of $278,000, offset by the repayments of bank loans of $981,000 and the decrease in bank acceptance notes payable of $278,000. During the three months ended March 31, 2013, we received proceeds from bank loans of $1,750,000 and proceeds from increase in bank acceptance notes payable of $955,000, offset by the repayment of bank loans of $955,000, repayments of principal on capital lease obligations of $85,000 and the increase in restricted cash of $955,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our forged rolled rings division and for our dyeing and finishing equipment business. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of March 31, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,083	$3,083	$-	$-	$-
Bank acceptance notes payable	406	406	-	-	-
Total	$3,489	$3,489	$-	$-	$-

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2014, we had unrealized foreign currency translation loss of $781,788, because of the change in the exchange rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As previously reported in our Form 10-K for the year ended December 31, 2013, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2013.

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the three months ended March 31, 2014, due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system in the future by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2014. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended March 31, 2014 are fairly stated, in all material respects, in accordance with GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: May 15, 2014	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: May 15, 2014	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer