Form 10-Q
period 2014-06-30
Cleantech Solutions International, Inc.,
filed 2014-08-14
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-34591

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
 (Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation of organization)	90-0648920 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  3,859,986 shares of common stock are issued and outstanding as of August 14, 2014.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2014

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,766,655	$1,114,873
Restricted cash	357,421	687,353
Notes receivable	100,711	703,718
Accounts receivable, net of allowance for doubtful accounts	13,663,007	15,234,863
Inventories, net of reserve for obsolete inventories	7,915,013	4,733,558
Advances to suppliers	675,372	695,254
Prepaid VAT on purchases	112,231	489,302
Deferred tax assets - current portion	251,331	253,173
Prepaid expenses and other	260,347	74,030

Total Current Assets	25,102,088	23,986,124

PROPERTY AND EQUIPMENT, net	72,827,658	70,595,138

OTHER ASSETS:
Deferred tax assets - net of current portion	1,213,320	1,222,216
Equipment held for operating lease, net	4,549,061	4,751,206
Land use rights, net	3,710,476	3,786,051

Total Assets	$107,402,603	$104,340,735

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,086,821	$3,109,453
Bank acceptance notes payable	357,421	687,353
Accounts payable	5,031,492	4,961,555
Accrued expenses	513,698	899,816
Advances from customers	386,990	1,455,740
VAT and service taxes payable	164,155	126,349
Income taxes payable	460,467	1,623,603

Total Current Liabilities	10,001,044	12,863,869

Total Liabilities	10,001,044	12,863,869

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and
outstanding at June 30, 2014 and December 31, 2013)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,859,986 and 3,503,502
shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	3,860	3,503
Additional paid-in capital	33,517,857	31,532,308
Retained earnings	50,454,995	46,322,329
Statutory reserve	3,226,316	2,744,720
Accumulated other comprehensive income - foreign currency translation adjustment	10,198,531	10,874,006

Total Stockholders' Equity	97,401,559	91,476,866

Total Liabilities and Stockholders' Equity	$107,402,603	$104,340,735

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$17,528,018	$17,214,134	$35,163,289	$31,098,833

COST OF REVENUES	13,443,581	13,241,114	26,805,566	23,995,723

GROSS PROFIT	4,084,437	3,973,020	8,357,723	7,103,110

OPERATING EXPENSES:
Depreciation	118,410	244,673	228,269	351,887
Selling, general and administrative	935,715	620,151	1,823,185	1,358,151

Total Operating Expenses	1,054,125	864,824	2,051,454	1,710,038

INCOME FROM OPERATIONS	3,030,312	3,108,196	6,306,269	5,393,072

OTHER INCOME (EXPENSE):
Interest income	3,905	688	9,145	1,169
Interest expense	(60,099)	(64,526)	(117,826)	(169,653)
Grant income	199	-	32,086	-
Foreign currency transaction gain (loss)	1,270	(5,979)	1,270	(5,979)
Other income	33,866	8,152	33,866	37,082

Total Other Income (Expense), net	(20,859)	(61,665)	(41,459)	(137,381)

INCOME BEFORE INCOME TAXES	3,009,453	3,046,531	6,264,810	5,255,691

INCOME TAXES	791,549	723,978	1,650,548	1,310,538

NET INCOME	$2,217,904	$2,322,553	$4,614,262	$3,945,153

COMPREHENSIVE INCOME:
NET INCOME	$2,217,904	$2,322,553	$4,614,262	$3,945,153

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	106,313	1,217,027	(675,475)	1,645,467

COMPREHENSIVE INCOME	$2,324,217	$3,539,580	$3,938,787	$5,590,620

NET INCOME PER COMMON SHARE:
Basic	$0.61	$0.79	$1.29	$1.35
Diluted	$0.61	$0.79	$1.29	$1.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,632,222	2,955,786	3,568,219	2,925,355
Diluted	3,632,222	2,955,786	3,568,219	2,925,355

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,614,262	$3,945,153
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,084,790	3,221,159
Amortization of land use rights	48,141	47,307
Decrease in allowance for doubtful accounts	-	(312,411)
Stock-based compensation expense	181,108	132,956
Changes in operating assets and liabilities:
Notes receivable	599,395	(264,582)
Accounts receivable	1,464,659	555,644
Inventories	(3,224,025)	518,191
Prepaid value-added taxes on purchases	374,452	(192,840)
Prepaid and other current assets	(5,553)	(60,237)
Advances to suppliers	14,859	(473,782)
Accounts payable	(283,743)	(1,740,644)
Accrued expenses	(381,669)	(409,484)
VAT and service taxes payable	38,824	(34,233)
Income taxes payable	(1,154,225)	(63,582)
Advances from customers	(1,060,826)	300,212

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,310,449	5,168,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,280,015)	(5,824,104)

NET CASH USED IN INVESTING ACTIVITIES	(6,280,015)	(5,824,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(130,633)
Proceeds from bank loans	2,280,242	3,041,002
Repayments of bank loans	(2,280,242)	(2,240,739)
Decrease (increase) in restricted cash	325,749	(1,312,433)
(Decrease) increase in bank acceptance notes payable	(325,749)	1,312,433
Net proceeds from sale of common stock	1,623,691	1,767,546

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,623,691	2,437,176

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(2,343)	27,354

NET INCREASE IN CASH AND CASH EQUIVALENTS	651,782	1,809,253

CASH AND CASH EQUIVALENTS - beginning of period	1,114,873	1,445,728

CASH AND CASH EQUIVALENTS - end of period	$1,766,655	$3,254,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$117,826	$169,653
Income taxes	$2,804,773	$1,374,120

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$390,060	$840,277
Common stock issued for future service	$181,107	$-

See notes to unaudited condensed consolidated financial statements

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation; management’s responsibility for preparation of condensed financial statements

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind Energy, as well as the financial statements of Huayang Companies, Dyeing and Electric. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated  financial statements as of and for the year ended December 31, 2013 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2014 and 2013 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of June 30, 2014 and December 31, 2013, cash balances in banks in the PRC of $1,607,955 and $704,391, respectively, are uninsured.

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

At June 30, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

	June 30, 2014		December 31, 2013
Country:
United States	$158,700	9.0%	$410,482	36.8%
China	1,607,955	91.0%	704,391	63.2%
Total cash and cash equivalents	$1,766,655	100.0%	$1,114,873	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $100,711 and $703,718 at June 30, 2014 and December 31, 2013, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $824,168 and $830,211, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $181,154 and $182,482 at June 30, 2014 and December 31, 2013, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $675,372 and $695,254 as of June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014 and December 31, 2013, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. In March 2014, the Company signed an operating lease agreement related to the lease of such equipment for a period of eight years. Equipment held for operating lease is depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease is recognized as a reduction of rental income on a straight-line basis. For the three and six months ended June 30, 2014, the rental income was $201,853 and the related depreciation on the equipment held for operating lease was $167,987, all of which was generated in the three months ended June 30, 2014.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and six months ended June 30, 2014 and 2013.

Advances from customers

Advances from customers at June 30, 2014 and December 31, 2013 amounted to $386,990 and $1,455,740, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the six months ended June 30, 2014 and 2013, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. Rental income will be recognized on a straight-line basis over the term of the operating lease. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2014 and December 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $297,835 and $292,628 for the three months ended June 30, 2014 and 2013, respectively. Shipping costs are included in selling expenses and totaled $615,559 and $555,931 for the six months ended June 30, 2014 and 2013, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $59,146 and $52,362 for the three months ended June 30, 2014 and 2013, respectively. Employee benefit costs totaled $118,987 and $101,097 for the six months ended June 30, 2014 and 2013, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statements of income and comprehensive income and totaled $4,850 and $0 for the three months ended June 30, 2014 and 2013, respectively. Advertising expense totaled $5,714 and $0 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. The costs primarily consist of raw materials and salaries paid for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $31,248 and $37,796 for the three months ended June 30, 2014 and 2013, respectively.  Research and development costs totaled $58,119 and $37,796 for the six months ended June 30, 2014 and 2013, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2014 and 2013 was $(2,343) and $27,354, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at June 30, 2014 and December 31, 2013 were translated at 6.1552 RMB to $1.00 and at 6.1104 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2014 and 2013 were 6.1397 RMB and 6.24794 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any potentially dilutive common stock outstanding during the three and six months ended June 30, 2014 and 2013.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,217,904	$2,322,553	$4,614,262	$3,945,153
Weighted average common stock outstanding - basic	3,632,222	2,955,786	3,568,219	2,925,355
Weighted average common stock outstanding - diluted	3,632,222	2,955,786	3,568,219	2,925,355
Net income per common share - basic	$0.61	$0.79	$1.29	$1.35
Net income per common share - diluted	$0.61	$0.79	$1.29	$1.35

The Company did not have any common stock equivalents at June 30, 2014 and December 31, 2013.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and six months ended June 30, 2014 and 2013 included net income and unrealized gains (losses) from foreign currency translation adjustments.

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

Reclassification

Certain reclassifications have been made in prior year same period’s unaudited condensed consolidated financial statements to conform to the current period’s financial presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013
Accounts receivable	$14,487,175	$16,065,074
Less: allowance for doubtful accounts	(824,168)	(830,211)
	$13,663,007	$15,234,863

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company did not change the allowance for doubtful accounts for the three and six months ended June 30, 2014. After evaluating the collectability of individual receivable balances, the Company decreased the allowance for doubtful accounts in the amount of $312,411 for the three and six months ended June 30, 2013.

NOTE 3 - INVENTORIES

At June 30, 2014 and December 31, 2013, inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$2,893,278	$1,627,784
Work-in-process	3,631,881	1,778,650
Finished goods	1,571,008	1,509,606
	8,096,167	4,916,040
Less: reserve for obsolete inventory	(181,154)	(182,482)
	$7,915,013	$4,733,558

For the three and six months ended June 30, 2014 and 2013, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	Useful Life	June 30, 2014	December 31, 2013
Office equipment and furniture	5 Years	$161,655	$156,810
Manufacturing equipment	5 – 10 Years	74,509,161	74,187,972
Vehicles	5 Years	205,156	129,380
Construction in progress	-	3,173,902	477,299
Building and building improvements	20 Years	24,340,232	21,487,286
		102,390,106	96,438,747
Less: accumulated depreciation		(29,562,448)	(25,843,609)
		$72,827,658	$70,595,138

For the three months ended June 30, 2014 and 2013, depreciation expense amounted to $2,119,516 and $1,651,608, respectively, of which $1,833,119 and $1,406,935, respectively, was included in cost of revenues, $167,987 and $0 which was related to the ESR equipment held for operating lease (see note 6), respectively, was included in other income, and the remainder was included in operating expenses, respectively. For the six months ended June 30, 2014 and 2013, depreciation expense amounted to $4,084,790 and $3,221,159, respectively, of which $3,688,534 and $2,869,272, respectively, was included in cost of revenues, $167,987 and $0 which was related to the ESR equipment held for operating lease (see note 6), respectively, was included in other income, and the remainder was included in operating expenses, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended June 30, 2014 and 2013, amortization of land use rights amounted to $23,976 and $23,796, respectively. For the six months ended June 30, 2014 and 2013, amortization of land use rights amounted to $48,141 and $47,307, respectively. At June 30, 2014 and December 31, 2013, land use rights consisted of the following:

	Useful Life	June 30, 2014	December 31, 2013
Land use rights	45 - 50 years	$4,386,664	$4,418,826
Less: accumulated amortization		(676,188)	(632,775)
		$3,710,476	$3,786,051

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:	Amount
2015	$96,039
2016	96,039
2017	96,039
2018	96,039
2019	96,039
Thereafter	3,230,281
$3,710,476

NOTE 6 – EQUIPMENT HELD FOR OPERATING LEASE

The Company measures long-lived assets to be leased at the lower of carrying amount or fair value, less associated costs to lease these assets. During the last quarter of 2013, the Company decided to lease the ESR equipment to a third party and negotiations took place last quarter of 2013 through March 2014.  In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB (including value-added tax, approximately $236,000 per quarter).  Accordingly, at June 30, 2014 and December 31, 2013, the ESR equipment has been reflected as equipment held for operating lease on the accompanying condensed consolidated balance sheets. At June 30, 2014 and December 31, 2013, the Company evaluated the ESR equipment for impairment. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the three and six months ended June 30, 2014 and 2013, the Company did not incur any impairment charge on ESR equipment.

Equipment held for operating lease is depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease is recognized as a reduction of rental income on a straight-line basis. For the three and six months ended June 30, 2014, the Company recorded rental income of $201,853 and recorded related depreciation on the equipment held for operating lease of $167,987, and are included in other income on the accompanying unaudited condensed consolidated statements of income and comprehensive income.

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At June 30, 2014 and December 31, 2013, short-term bank loans consisted of the following:

	June 30, 2014	December 31, 2013
Loan from Agricultural and Commercial Bank, due on May 9, 2014 with annual interest rate of 7.20% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	$-	$490,966

Loan from Agricultural and Commercial Bank, due on March 20, 2015 with annual interest rate of 7.20% at June 30, 2014, secured by certain assets of the Company.	487,393	-

Loan from Bank of China, due on March 1, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966

Loan from Bank of China, due on March 4, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 15, 2014 with annual interest rate of 9.30% at June 30, 2014 and December 31, 2013, secured by certain assets of the Company and repaid on due date (see note 15).	812,321	818,277

Loan from Bank of Communications, due on April 21, 2014 with annual interest rate of 6.72% at December 31, 2013 and repaid on due date.	-	327,312

Loan from Bank of Communications, due on April 23, 2014 with annual interest rate of 6.72% at December 31, 2013 and repaid on due date.	-	490,966

Loan from Bank of Communications, due on October 21, 2014 with annual interest rate of 6.72% at June 30, 2014.	324,928	-

Loan from Bank of Communications, due on October 23, 2014 with annual interest rate of 6.72% at June 30, 2014.	487,393	-

Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at June 30, 2014, secured by certain assets of the Company.	487,393	-

Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at June 30, 2014, secured by certain assets of the Company.	487,393	-

Total short-term bank loans	$3,086,821	$3,109,453

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to a bank which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At June 30, 2014 and December 31, 2013, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2014	December 31, 2013
Bank of China, non-interest bearing, due and paid on January 4, 2014, collateralized by 100% of restricted cash deposited.	$-	$81,828

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 23, 2014, collateralized by 100% of restricted cash deposited.	-	327,311

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on April 15, 2014, collateralized by 100% of restricted cash deposited.	-	163,655

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on October 29, 2014, collateralized by 100% of restricted cash deposited.	81,232	-

Bank of China, non-interest bearing, due and paid on May 12, 2014, collateralized by 100% of restricted cash deposited.	-	81,828

Bank of China, non-interest bearing, due and paid on July 13, 2014, collateralized by 100% of restricted cash deposited.	64,986	-

Bank of China, non-interest bearing, due and paid on July 16, 2014, collateralized by 100% of restricted cash deposited.	97,479	-

Bank of Communications, non-interest bearing, due and paid on January 3, 2014, collateralized by 100% of restricted cash deposited.	-	32,731

Bank of China, non-interest bearing, due on December 4, 2014, collateralized by 100% of restricted cash deposited.	81,232	-

Bank of Communications, non-interest bearing, due on December 24, 2014, collateralized by 100% of restricted cash deposited.	32,492	-
Total	$357,421	$687,353

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

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Net U.S. operating loss carry forward	$1,958,195	$1,844,921
Loss on impairment of equipment	1,213,320	1,222,216
Allowance for doubtful accounts and inventories reserve	251,331	253,173
Total gross deferred tax assets	3,422,846	3,320,310

Less: valuation allowance	(1,958,195)	(1,844,921)
Net deferred tax assets	$1,464,651	$1,475,389

The valuation allowance at June 30, 2014 and December 31, 2013 were $1,958,195 and $1,844,921, respectively, related to the U.S. net operating loss carry forward. During the three months ended June 30, 2014 and 2013, the valuation allowance was increased by approximately $52,000 and $54,000, respectively. During the six months ended June 30, 2014 and 2013, the valuation allowance was increased by approximately $113,000 and $100,000, respectively.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for operating lease in PRC and allowance for doubtful accounts and inventory reserve, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for operating lease in PRC and allowance for doubtful accounts and inventory reserve will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $1,464,651 and $1,475,389 has been set up at June 30, 2014 and December 31, 2013, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock issued for services

In May 12, 2014, the Company issued 65,500 shares of common stock pursuant to its 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 15,000 shares to the chief financial officer and 3,500 shares to a newly-elected director.  The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $181,108 during the six months ended June 30, 2014 and prepaid expenses of $181,107 at June 30, 2014 which will be amortized over the rest of the service period.

Common stock sold for cash

On June 2, 2014, the Company sold 290,984 shares of its common stock to its chief executive officer and his wife for $1,623,691. The purchase price per share was the highest closing price per share during the period from the date of Mr. Wu advised the board of his proposal to advance the funds, which was May 2, 2014, until June 2, 2014, when the Company’s independent directors approved the terms of the stock sale.

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2013, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Electric; accordingly, no additional statutory reserve is required for the six months ended June 30, 2014. As of June 30, 2014, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Fulland Wind Energy.

For the six months ended June 30, 2014, statutory reserve activities were as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2013	$373,048	$1,168,796	$1,202,876	$2,744,720
Addition to statutory reserves	267,360	-	214,236	481,596
Balance – June 30, 2014	$640,408	$1,168,796	$1,417,112	$3,226,316

NOTE 12 - SEGMENT INFORMATION

For the three and six months ended June 30, 2014 and 2013, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and six months ended June 30, 2014 and 2013 was as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Forged rolled rings and related components	$7,849,812	$8,197,830	$16,106,945	$14,724,531
Dyeing and finishing equipment	9,678,206	9,016,304	19,056,344	16,374,302
	17,528,018	17,214,134	35,163,289	31,098,833
Depreciation:
Forged rolled rings and related components	1,207,337	1,059,267	2,424,395	2,105,844
Dyeing and finishing equipment	744,192	592,341	1,492,408	1,115,315
Other (a)	167,987	-	167,987	-
	2,119,516	1,651,608	4,084,790	3,221,159
Interest expense:
Forged rolled rings and related components	22,638	32,761	45,203	79,913
Dyeing and finishing equipment	37,461	31,765	72,623	89,740
	60,099	64,526	117,826	169,653
Net income (loss)
Forged rolled rings and related components	1,044,684	1,223,554	2,274,120	2,020,120
Dyeing and finishing equipment	1,328,042	1,258,828	2,673,598	2,219,987
Other (b)	(154,822)	(159,829)	(333,456)	(294,954)
	$2,217,904	$2,322,553	$4,614,262	$3,945,153

Identifiable long-lived tangible assets at June 30, 2014 and December 31, 2013 by segment:	June 30, 2014	December 31, 2013
Forged rolled rings and related components	$41,250,263	$43,987,670
Dyeing and finishing equipment	31,577,395	26,607,468
Equipment held for operating lease	4,549,061	4,751,206
	$77,376,719	$75,346,344

Identifiable long-lived tangible assets at June 30, 2014 and December 31, 2013 by geographical location:	June 30, 2014	December 31, 2013
China	$77,376,719	$75,346,344
United States	-	-
	$77,376,719	$75,346,344

(a)	The Company does not allocate the depreciation for equipment held for operating lease to any operating segment.

(b)	The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2014	2013	2014	2013
A	*	*	*	11%

*           Less than 10%.

No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at June 30, 2014 or December 31, 2013.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2014	2013	2014	2013
A	14%	27%	15%	15%
B	15%	17%	18%	17%
C	15%	*	16%	10%

*           Less than 10%.

The three largest suppliers accounted for 28.3% of the Company’s total outstanding accounts payable at June 30, 2014. The largest supplier accounted for 10.2% of the Company’s total outstanding accounts payable at December 31, 2013.

NOTE 14 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Electric had reached the cumulative limit as of June 30, 2014 and December 31, 2013, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of June 30, 2014 and December 31, 2013, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at June 30, 2014 and December 31, 2013 were approximately $96,184,000 and $90,291,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

In July 2014, the Company repaid short-term loan from Jiangsu Huishan Mintai Village Town Bank in the principal amount of $812,321, and borrowed the same amount from the same bank. The new loan bears interest rate at 9.36% per annum and is due on July 1, 2015.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$3,234	18.5%	$3,093	18.0%
Other industries	4,616	26.3%	5,105	29.6%
Total forged rolled rings and related components	7,850	44.8%	8,198	47.6%
Dyeing and finishing equipment	9,678	55.2%	9,016	52.4%
Total	$17,528	100.0%	$17,214	100.0%

	Six Months Ended June 30,
	2014		2013
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$6,989	19.9%	$6,789	21.8%
Other industries	9,118	25.9%	7,936	25.5%
Total forged rolled rings and related components	16,107	45.8%	14,725	47.3%
Dyeing and finishing equipment	19,056	54.2%	16,374	52.7%
Total	$35,163	100.0%	$31,099	100.0%

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

Revenue from our forged rolled rings and related components segment decreased $0.3 million, or 4.2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  Revenue from our forged rolled rings and related components segment increased $1.4 million, or 9.4%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We believe that there is a degree of market saturation, particularly for the non-wind users, and we expect that our combined revenues from wind and non-wind customers of forged rolled rings and related components will continue at the current rate for the balance of 2014, with a modest increase in wind sales and a modest decrease in non-wind sales.

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

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $0.7 million, or 7.3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  Revenue from our dyeing segment increased $2.7 million, or 16.4%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  We believe that the increase reflects both our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process, and the response to China’s stricter environmental standards for the dyeing industry. We believe that our air-flow technology, which is designed to enable users to meet China’s stricter environmental standards, provides the customer with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future.

The factors that affected our revenue, gross margin and net income in both of our segments during the six months ended June 30, 2014 are likely to continue to affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventories and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. After recent decreases in steel prices, the price of steel has begun to level off in the second quarter of 2014, and we do not expect any significant change in price for the balance of 2014. Three major suppliers provided approximately 44% of our purchases of raw materials for the three months ended June 30, 2014. These three suppliers provided approximately 49% of our purchases of raw materials for the six months ended June 30, 2014. Two of these suppliers provided approximately 44% of our purchases of raw materials for the three months ended June 30, 2013, and these three suppliers provided approximately 42% of our purchases of raw materials for the six months ended June 30, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

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

The Huayang Companies, which are owned by our chief executive officer and his wife, are considered VIEs, and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Huayang Companies pursuant to which we shall receive 100% of the Huayang Companies’ net income. In accordance with these agreements, the Huayang Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service the Huayang Companies.

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

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	20	Years
Manufacturing equipment	5 – 10	Years
Office equipment and furniture	5	Years
Vehicles	5	Years

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

At June 30, 2014 and December 31, 2013, we reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. In March 2014, we signed an operating lease agreement related to the lease of such equipment for a period of eight years from its April 1, 2014 commencement date. Equipment held for operating lease is depreciated over its estimated useful life of eight years commencing April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the three and six months ended June 30, 2014 and 2013, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and six months ended June 30, 2014 and 2013, amounts allocated to warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

Rental income is recognized on a straight-line basis over the term of the operating lease.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

The following table sets forth the results of our operations for the three months ended June 30, 2014 and 2013 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Dollars	Percentage	Dollars	Percentage
Revenues	$17,528	100.0%	$17,214	100.0%
Cost of revenues	13,444	76.7%	13,241	76.9%
Gross profit	4,084	23.3%	3,973	23.1%
Operating expenses	1,054	6.0%	865	5.0%
Income from operations	3,030	17.3%	3,108	18.1%
Other income (expenses)	(21)	(0.1)%	(62)	(0.4)%
Income before provision for income taxes	3,009	17.2%	3,046	17.7%
Provision for income taxes	791	4.5%	724	4.2%
Net income	2,218	12.7%	2,322	13.5%
Other comprehensive income:
Foreign currency translation adjustment	106	0.6%	1,217	7.1%
Comprehensive income	$2,324	13.3%	$3,539	20.6%

The following table sets forth the results of our operations for the six months ended June 30, 2014 and 2013 indicated as a percentage of net revenues (dollars in thousands):

	Six Months Ended June 30,
	2014		2013
	Dollars	Percentage	Dollars	Percentage
Revenues	$35,163	100.0%	$31,099	100.0%
Cost of revenues	26,806	76.2%	23,996	77.2%
Gross profit	8,357	23.8%	7,103	22.8%
Operating expenses	2,051	5.8%	1,710	5.5%
Income from operations	6,306	18.0%	5,393	17.3%
Other income (expenses)	(41)	(0.2)%	(137)	(0.4)%
Income before provision for income taxes	6,265	17.8%	5,256	16.9%
Provision for income taxes	1,651	4.7%	1,311	4.2%
Net income	4,614	13.1%	3,945	12.7%
Other comprehensive (loss) income:
Foreign currency translation adjustment	(675)	(1.9)%	1,646	5.3%
Comprehensive income	$3,939	11.2%	$5,591	18.0%

The following table sets forth information as to the revenues, gross profit and gross margin for our two business segments for the three months ended June 30, 2014 and 2013 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended June 30, 2014
Revenues	$7,850	$9,678	$17,528
Cost of revenues	$6,064	$7,380	$13,444
Gross profit	$1,786	$2,298	$4,084
Gross margin	22.8%	23.7%	23.3%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended June 30, 2013
Revenues	$8,198	$9,016	$17,214
Cost of revenues	$6,412	$6,829	$13,241
Gross profit	$1,786	$2,187	$3,973
Gross margin	21.8%	24.3%	23.1%

The following table sets forth information as to the revenues, gross profit and gross margin for our two business segments for the six months ended June 30, 2014 and 2013 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Six Months ended June 30, 2014
Revenues	$16,107	$19,056	$35,163
Cost of revenues	$12,231	$14,575	$26,806
Gross profit	$3,876	$4,481	$8,357
Gross margin	24.1%	23.5%	23.8%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Six Months ended June 30, 2013
Revenues	$14,725	$16,374	$31,099
Cost of revenues	$11,477	$12,519	$23,996
Gross profit	$3,248	$3,855	$7,103
Gross margin	22.1%	23.5%	22.8%

Revenues

For the three months ended June 30, 2014, we had revenues of $17,528,000, as compared to revenues of $17,214,000 for the three months ended June 30, 2013, an increase of $314,000 or approximately 1.8%. The increase in revenue for the three months ended June 30, 2014 was primarily attributable to the increase in revenues from our dyeing and finishing equipment segment, an increase in revenues from forged rolled rings and related products for the wind power industry, offset by a decrease in revenues from forged rolled rings and related products to other industries and is summarized as follows (dollars in thousands):

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Increase (Decrease)	Percentage Change
Forged rolled rings and related products
Wind power industry	$3,234	$3,093	$141	4.5%
Other industries	4,616	5,105	(489)	(9.6)%
Total forged rolled rings and related products	7,850	8,198	(348)	(4.2)%
Dyeing and finishing equipment	9,678	9,016	662	7.3%
Total revenues	$17,528	$17,214	$314	1.8%

For the six months ended June 30, 2014, we had revenues of $35,163,000, as compared to revenues of $31,099,000 for the six months ended June 30, 2013, an increase of $4,064,000 or approximately 13.1%. The increase in revenue for the three and six months ended June 30, 2014 was primarily attributable to the increase in revenues from our dyeing and finishing equipment segment, an increase in revenues from forged rolled rings and related products for the wind power industry, and an increase in revenues from forged rolled rings and related products to other industries, and is summarized as follows (dollars in thousands):

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$6,989	$6,789	$200	2.9%
Other industries	9,118	7,936	1,182	14.9%
Total forged rolled rings and related products	16,107	14,725	1,382	9.4%
Dyeing and finishing equipment	19,056	16,374	2,682	16.4%
Total revenues	$35,163	$31,099	$4,064	13.1%

Forged rolled rings and related products segment

For the three months ended June 30, 2014, revenue from forged rolled rings and related products for the wind power industry increased by approximately $141,000 or 4.5% as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, revenue from forged rolled rings and related products for the wind power industry increased by approximately $200,000 or 2.9% as compared to the six months ended June 30, 2013, a slight increase. The increase in revenue from forged rolled rings and related products for the wind power industry was primarily attributable to our sales efforts and the increase in ability and willingness of manufacturing companies and wind power companies to purchase equipment since the availability of bank financing both for owners of wind farms who require bank loans to purchase equipment and for potential purchasers of heavy equipment has improved during 2014. We anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry will remain at its current level for the near future.

For the three months ended June 30, 2014, revenue from the sale of forged rolled rings and related products to other industries decreased by approximately $489,000 or 9.6% as compared to the three months ended June 30, 2013. The decrease in revenue from forging of rolled rings and related products for other industries was mainly attributable to a reduced demand from our customers, who had sufficient inventory from purchases of forging of rolled rings and related products for other industries in prior periods, and the absence of sufficient sales to new customers to offset such reduction. For the six months ended June 30, 2014, revenue from the sale of forged rolled rings and related products to other industries increased by approximately $1,182,000 or 14.9% as compared to the six months ended June 30, 2013. The increase in revenue from forged rolled rings and related products for other industries for the six months ended June 30, 2014 was mainly attributable to our increased sales efforts and repeat orders to use our forged products in various industries. Our sales of forged rolled rings and related products to other industries include sales to a solar customer of approximately $671,000 in the six months ended June 30, 2014 and $774,000 in the comparable period of 2013. We do not anticipate new orders for solar products in the near future. We expect that the sales of forging of rolled rings and related products for other industries will remain at its current level during the remainder of 2014.

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

Dyeing and finishing equipment segment

For the three months ended June 30, 2014, revenue from the sale of dyeing and finishing equipment increased by approximately $662,000 or 7.3% as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, revenue from the sale of dyeing and finishing equipment increased by approximately $2,682,000 or 16.4% as compared to the six months ended June 30, 2013. The increase in revenue from the sale of dyeing and finishing equipment for the three and six months ended June 30, 2014 was primarily attributable to our marketing efforts and the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process and the increase of a new style of dyeing machinery to meet our customers’ demand. With the growing acceptance of our new dyeing technology and the Chinese government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future, although at a lower rate than in previous periods.

Cost of revenues

Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended June 30, 2014, cost of revenues was $13,444,000 as compared to $13,241,000 for the three months ended June 30, 2013, an increase of $203,000, or 1.5%. Cost of revenues related to the manufacture of forged rolled rings and related products was $6,064,000 for the three months ended June 30, 2014 as compared to $6,412,000 for the three months ended June 30, 2013. Cost of revenues for the dyeing and finishing equipment segment was $7,380,000 for the three months ended June 30, 2014, as compared to $6,829,000 for the three months ended June 30, 2013.

For the six months ended June 30, 2014, cost of revenues was $26,806,000 as compared to $23,996,000 for the six months ended June 30, 2013, an increase of $2,810,000, or 11.7%. Cost of revenues related to the manufacture of forged rolled rings and related products was $12,231,000 for the six months ended June 30, 2014 as compared to $11,477,000 for the six months ended June 30, 2013. Cost of revenues for the dyeing and finishing equipment segment was $14,575,000 for the six months ended June 30, 2014, as compared to $12,519,000 for the six months ended June 30, 2013.

Gross profit and gross margin

Our gross profit was $4,084,000 for the three months ended June 30, 2014 as compared to $3,973,000 for the three months ended June 30, 2013, representing gross margins of 23.3% and 23.1%, respectively. Our gross profit was $8,357,000 for the six months ended June 30, 2014 as compared to $7,103,000 for the six months ended June 30, 2013, representing gross margins of 23.8% and 22.8%, respectively.

Gross profit from forged rolled rings and related products segment was $1,786,000 for the three months ended June 30, 2014 and 2013, representing gross margins of approximately 22.8% and 21.8%, respectively. Gross profit from forged rolled rings and related products segment was $3,876,000 for the six months ended June 30, 2014 as compared to $3,248,000 for the six months ended June 30, 2013, representing gross margins of approximately 24.1% and 22.1%, respectively. The increase in our gross margin for the forged rolled rings and related products segment for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was mainly attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues as we operated at higher production levels and a slight decrease in our raw materials costs.  We expect that we can improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the dyeing and finishing equipment segment was $2,298,000 for the three months ended June 30, 2014 as compared to $2,187,000 for the three months ended June 30, 2013, representing gross margins of approximately 23.7% and 24.3%, respectively. The decrease in our gross margin for the dyeing and finishing equipment segment for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributed to the low gross margin from a new style dyeing machine. For the new style dyeing machine, we operated at low production level. Therefore, there is a decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues. Gross profit for the dyeing and finishing equipment segment was $4,481,000, with gross margin of approximately 23.5%, for the six months ended June 30, 2014 as compared to $3,855,000, with gross margin of approximately 23.5%, for the six months ended June 30, 2013. We expect that we can improve our gross margin from dyeing and finishing equipment segment in the near future since we anticipate we will become more efficient and be able to produce larger quantities for inventory and revenues.

Depreciation

Depreciation was $2,120,000 and $1,652,000 for the three months ended June 30, 2014 and 2013, respectively, and was $4,085,000 and $3,221,000 for the six months ended June 30, 2014 and 2013, respectively. Depreciation for the three and six months ended June 30, 2014 and 2013 was included in the following categories (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$1,834	$1,407	$3,689	$2,869
Operating expenses	118	245	228	352
Other expense	168	-	168	-
Total	$2,120	$1,652	$4,085	$3,221

The increase in depreciation expense for cost of revenues for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 is attributable to the increase in our depreciable production equipment in both our dyeing and finishing equipment segment and forged rolled rings and related products segment.

The decrease in depreciation expense for operating expenses for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 is attributable to the decrease in our depreciable assets since some fixed assets were fully depreciated in the second quarter of 2014.

Equipment held for operating lease is depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease is recognized as a reduction of rental income on a straight-line basis and included in other income (expense).

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $936,000 for the three months ended June 30, 2014, as compared to $620,000 for the three months ended June 30, 2013, an increase of $316,000 or approximately 50.9%. Selling, general and administrative expenses totaled $1,823,000 for the six months ended June 30, 2014, as compared to $1,358,000 for the six months ended June 30, 2013, an increase of $465,000 or approximately 34.2%. Selling, general and administrative expenses for the three and six months ended June 30, 2014 and 2013 consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Professional fees	$67	$72	$133	$145
Bad debt recovery	-	(312)	-	(312)
Payroll and related benefits	233	226	500	448
Travel and entertainment	199	181	325	245
Shipping	298	293	616	556
Research and development expense	31	38	58	38
Other	108	122	191	238
Total	$936	$620	$1,823	$1,358

•
Professional fees for the three months ended June 30, 2014 decreased by $5,000, or 6.9%, as compared to the three months ended June 30, 2013 which was primarily attributable to a decrease in investor relations service fees of approximately $8,000, a decrease in EDGAR filing service fees of approximately $3,000, offset by an increase in stock transfer service fees of approximately $1,000 and an increase in other miscellaneous professional fees of approximately $5,000. Professional fees for the six months ended June 30, 2014 decreased by $12,000, or 8.2%, as compared to the six months ended June 30, 2013 which was mainly attributable to a decrease in legal service charge of approximately $8,000 and a decrease in investor relations service fees of approximately $1,000 and a decrease in EDGAR filing service fees of approximately $3,000.

•
For the three and six months ended June 30, 2014, we did not record any bad debt expense. For the three and six months ended June 30, 2013, we recorded bad debt recovery of approximately $312,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

•
Payroll and related benefits for the three months ended June 30, 2014 increased by $7,000, or 3.5%, as compared to the three months ended June 30, 2013. The increase was mainly attributable to an increase in stock-based compensation of approximately $15,000 which reflected the increase in our average stock price used to value shares issued as compensation, and an increase in employee benefits of approximately $7,000 due to the increase in personnel in our dyeing and finishing equipment segment for our expanding business, offset by a decrease in compensation of approximately $15,000 in our forged rolled rings and related products segment resulting from decreased salaries incurred and paid to management due to stricter controls on corporate spending. Payroll and related benefits for the six months ended June 30, 2014 increased by $52,000, or 11.6%, as compared to the six months ended June 30, 2013. The increase was mainly attributable to an increase in stock-based compensation of approximately $57,000 which reflected the increase in our average stock price used to value shares issued as compensation, and an increase in employee benefits of approximately $18,000 due to the increase in personnel in our dyeing and finishing equipment segment for our expanding business, offset by a decrease in compensation of approximately $23,000 in our forged rolled rings and related products segment resulting from decreased salaries incurred and paid to management due to stricter controls on corporate spending. We expect that payroll and related benefits will keep in its current level with minimal increase in the near future.

•
Travel and entertainment expense for the three months ended June 30, 2014 increased by $18,000, or 9.7%, as compared to the three months ended June 30, 2013. The increase was primarily attributable to the increased spending of approximately $7,000 in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitor and the increase of approximately $11,000 in our entertainment spending in order to enhance our visibility. Travel and entertainment expense for the six months ended June 30, 2014 increased by $80,000, or 32.6%, as compared to the six months ended June 30, 2013. The increase was primarily attributable to the increased spending of approximately $43,000 in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitor and the increase of approximately $37,000 in our entertainment spending in order to enhance our visibility.

•
Shipping expense for the three months ended June 30, 2014 increased by $5,000, or 1.8%, as compared to the three months ended June 30, 2013. Shipping expense for the six months ended June 30, 2014 increased by $60,000, or 10.7%, as compared to the six months ended June 30, 2013. The increase was mainly attributable to the increase in our revenues during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.

•
Research and development expense for the three months ended June 30, 2014 decreased by $7,000, or 17.3%, as compared to the three months ended June 30, 2013. The decrease was primarily attributable to the decrease in the expenditure of raw material for our research and development purpose of approximately $10,000, offset by the increase in labor costs for our research and development staff of approximately $3,000. Research and development expense for the six months ended June 30, 2014 increased by $20,000, or 53.8%, as compared to the six months ended June 30, 2013 since we did not incurred research and development expense in the first quarter of 2013. Research and development expense related to the development new dyeing and finishing products.

•
Other selling, general and administrative expenses for the three months ended June 30, 2014 decreased by $14,000, or 13.0% as compared to the three months ended June 30, 2013. The decrease was mainly attributable to a decrease in vehicle and maintenance expense of approximately $2,000, a decrease in miscellaneous taxes of approximately $1,000 and a decrease in other miscellaneous items of approximately $11,000 which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending. Other selling, general and administrative expenses for the six months ended June 30, 2014 decreased by $47,000, or 20.0% as compared to the six months ended June 30, 2013. The decrease was primarily attributable to an decrease in vehicle and maintenance expense of approximately $21,000, a decrease in miscellaneous taxes of approximately $1,000 and a decrease in other miscellaneous items of approximately $25,000 which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from operations

As a result of the factors described above, for the three months ended June 30, 2014, income from operations amounted to $3,030,000, as compared to $3,108,000 for the three months ended June 30, 2013, a decrease of $78,000 or 2.5%. As a result of the factors described above, for the six months ended June 30, 2014, income from operations amounted to $6,306,000, as compared to $5,393,000 for the six months ended June 30, 2013, an increase of $913,000 or 16.9%.

Other income (expense)

Other income (expense) includes interest income, grant income, foreign currency transaction gain/loss, other income and interest expense.

For the three months ended June 30, 2014, total other expense, net, amounted to $21,000 as compared to total other expense, net, of $62,000 for the three months ended June 30, 2013, a decrease of $41,000 or 66.2%. The decrease in other expenses, net, was primarily attributable to the decrease in interest expense of approximately $5,000, an increase in interest income of approximately $3,000, an increase in foreign currency gain of approximately $7,000 and an increase in other income of approximately $26,000.  The grant income represents an incentive granted by the Chinese government to encourage technology innovation.  The grant income, which was recognized in the second quarter of 2014, related to the patents we received in 2014 for devices and parts of our airflow dyeing machine. The other income includes the net amount of rental income and related depreciation which is recognized as a reduction of rental income from our equipment held for operating lease.

For the six months ended June 30, 2014, total other expense, net, amounted to $41,000 as compared to total other expense, net, of $137,000 for the six months ended June 30, 2013, a decrease of $96,000 or 69.8%. The decrease in other expenses, net, was primarily attributable to the decrease in interest expense of approximately $52,000, an increase in grant income of approximately $32,000, an increase in interest income of approximately $8,000, an increase in foreign currency gain of approximately $7,000, offset by a decrease in other income of approximately $3,000.  The grant income, as described in the previous paragraph, related to the patents we received in 2013 and 2014 for devices and parts of our airflow dyeing machine. The other income includes the net amount of rental income and related depreciation which is recognized as a reduction of rental income from our equipment held for operating lease.

Income tax expense

Income tax expense was $792,000 for the three months ended June 30, 2014, as compared to $724,000 for the three months ended June 30, 2013, an increase of $68,000, or 9.3%. Income tax expense was $1,651,000 for the six months ended June 30, 2014, as compared to $1,311,000 for the six months ended June 30, 2013, an increase of $340,000, or 25.9%. The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income

As a result of the foregoing, our net income was $2,218,000, or $0.61 per share (basic and diluted), for the three months ended June 30, 2014, as compared with $2,323,000, or $0.79 per share (basic and diluted), for the three months ended June 30, 2013, a decrease of $105,000, or 4.5%. As a result of the foregoing, our net income was $4,614,000, or $1.29 per share (basic and diluted), for the six months ended June 30, 2014, as compared with $3,945,000, or $1.35 per share (basic and diluted), for the six months ended June 30, 2013, an increase of $669,000, or 17.0%.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $106,000 for the three months ended June 30, 2014, as compared to a foreign currency translation gain of $1,217,000 for the three months ended June 30, 2013. We reported a foreign currency translation loss of $675,000 for the six months ended June 30, 2014, as compared to a foreign currency translation gain of $1,645,000 for the six months ended June 30, 2013. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation gain/loss, we had comprehensive income for the three months ended June 30, 2014 of $2,324,000, compared to $3,540,000 for the three months ended June 30, 2013. We had comprehensive income for the six months ended June 30, 2014 of $3,939,000, compared to $5,591,000 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2014 and December 31, 2013, we had cash balances of approximately $1,767,000 and $1,115,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	June 30, 2014		December 31, 2013
United States	$159	9.0%	$411	36.8%
China	1,608	91.0%	704	63.2%
Total cash and cash equivalents	$1,767	100.0%	$1,115	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2013 to June 30, 2014 (dollars in thousands):

			December 31, 2013 to June 30, 2014
	June 30, 2014	December 31, 2013	Change	Percentage Change
Working capital:
Total current assets	$25,102	$23,986	$1,116	4.7%
Total current liabilities	10,001	12,864	(2,863)	(22.3)%
Working capital:	$15,101	$11,122	$3,979	35.8%

Our working capital increased by $3,979,000 to $15,101,000 at June 30, 2014 from $11,122,000 at December 31, 2013. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $652,000, an increase in inventories, net of reserve for obsolete inventories, of approximately $3,181,000 due to the increase in raw materials and work-in-process in order to satisfy the increased purchase orders from our customers, an increase in prepaid expenses and other of approximately $186,000, a decrease in bank acceptance notes payable of approximately $330,000, a decrease in accrued expenses of approximately $386,000, a decrease in advances from customers of approximately $1,069,000 and a decrease in income taxes payable of approximately $1,163,000 due to the China tax authorities, offset by a decrease in restricted cash of approximately $330,000, a decrease in notes receivable of approximately $603,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $1,572,000 and  a decrease in prepaid VAT on purchases of approximately $377,000. The decrease in accounts receivable reflects collections made in the first half of 2014.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $5,310,000 for the six months ended June 30, 2014 as compared to $5,169,000 for the six months ended June 30, 2013, an increase of $142,000.

•
Net cash flow provided by operating activities for the six months ended June 30, 2014 primarily reflected net income of $4,614,000 and the add-back of non-cash items consisting of depreciation of $4,085,000, amortization of land use rights of $48,000 and stock-based compensation expense of $181,000, and changes in operating assets and liabilities primarily consisting of a decrease in notes receivable of $599,000, a decrease in accounts receivable of $1,465,000 due to the collection made in 2014, a decrease in prepaid value-added taxes on purchases of $374,000, offset by an increase in inventories of $3,224,000 due to the increase in raw materials and work-in-process in order to satisfy the increased purchase orders from our customers, a decrease in accounts payable of $284,000, a decrease in accrued expenses of $382,000, a decrease in income taxes payable of $1,154,000 due to the payments made to China tax authorities in 2014, and a decrease in advances from customers of $1,061,000.

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

Net cash flow used in investing activities reflects the purchase of property and equipment of $6,280,000 and $5,824,000 for the six months ended June 30, 2014 and 2013, respectively.

Net cash flow provided by financing activities was $1,624,000 for the six months ended June 30, 2014 as compared to $2,437,000 for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received proceeds from bank loans of $2,280,000, proceeds from the decrease in restricted cash of $326,000 and net proceeds from sale of common stock of approximately $1,624,000, offset by the repayments of bank loans of $2,280,000 and the decrease in bank acceptance notes payable of $326,000. During the six months ended June 30, 2013, we received proceeds from bank loans of $3,041,000, proceeds from an increase in bank acceptance notes payable of $1,312,000, and net proceeds from sale of common stock of $1,768,000, offset by the repayment of bank loans of $2,241,000, repayments of principal on capital lease obligations of $131,000 and the increase in restricted cash of $1,312,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our forged rolled rings division and for our dyeing and finishing equipment business. We believe that our available cash together with our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

The following tables summarize our contractual obligations as of June 30, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,087	$3,087	$-	$-	$-
Bank acceptance notes payable	357	357	-	-	-
Total	$3,444	$3,444	$-	$-	$-

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the six months ended June 30, 2014, we had unrealized foreign currency translation loss of $675,475, because of the change in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the six months ended June 30, 2014, due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system in the future by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the six months ended June 30, 2014. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended June 30, 2014 are fairly stated, in all material respects, in accordance with GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 14, 2014	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: August 14, 2014	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer