Form 10-Q
period 2014-09-30
Cleantech Solutions International, Inc.,
filed 2014-11-14
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,859,986 shares of common stock are issued and outstanding as of November 13, 2014.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2014

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,707,306	$1,114,873
Restricted cash	438,782	687,353
Notes receivable	237,917	703,718
Accounts receivable, net of allowance for doubtful accounts	14,399,885	15,234,863
Inventories, net of reserve for obsolete inventories	7,655,946	4,733,558
Advances to suppliers	577,318	695,254
Prepaid VAT on purchases	229,513	489,302
Deferred tax assets - current portion	244,568	253,173
Prepaid expenses and other	161,767	74,030

Total Current Assets	25,653,002	23,986,124

PROPERTY AND EQUIPMENT, net	75,329,154	70,595,138

OTHER ASSETS:
Deferred tax assets - net of current portion	1,213,675	1,222,216
Equipment held for operating lease, net	4,382,777	4,751,206
Land use rights, net	3,687,544	3,786,051

Total Assets	$110,266,152	$104,340,735

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,087,724	$3,109,453
Bank acceptance notes payable	438,782	687,353
Accounts payable	4,933,495	4,961,555
Accrued expenses	679,609	899,816
Advances from customers	230,334	1,455,740
VAT and service taxes payable	125,854	126,349
Income taxes payable	639,406	1,623,603

Total Current Liabilities	10,135,204	12,863,869

Total Liabilities	10,135,204	12,863,869

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and
outstanding at September 30, 2014 and December 31, 2013)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,859,986 and 3,503,502
shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	3,860	3,503
Additional paid-in capital	33,517,857	31,532,308
Retained earnings	52,874,014	46,322,329
Statutory reserve	3,507,038	2,744,720
Accumulated other comprehensive income - foreign currency translation adjustment	10,228,179	10,874,006

Total Stockholders' Equity	100,130,948	91,476,866

Total Liabilities and Stockholders' Equity	$110,266,152	$104,340,735

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$20,246,555	$18,213,508	$55,409,844	$49,312,341

COST OF REVENUES	15,570,370	13,576,808	42,375,936	37,572,531

GROSS PROFIT	4,676,185	4,636,700	13,033,908	11,739,810

OPERATING EXPENSES:
Depreciation	148,371	109,652	376,640	461,539
Selling, general and administrative	854,707	1,316,925	2,677,892	2,675,076

Total Operating Expenses	1,003,078	1,426,577	3,054,532	3,136,615

INCOME FROM OPERATIONS	3,673,107	3,210,123	9,979,376	8,603,195

OTHER INCOME (EXPENSE):
Interest income	4,141	14,840	13,286	16,009
Interest expense	(60,487)	(74,638)	(178,313)	(244,291)
Grant income	2,735	-	34,821	-
Foreign currency transaction gain (loss)	(2)	(9,821)	1,268	(15,800)
Other income	33,799	5,933	67,665	43,015

Total Other Income (Expense), net	(19,814)	(63,686)	(61,273)	(201,067)

INCOME BEFORE INCOME TAXES	3,653,293	3,146,437	9,918,103	8,402,128

INCOME TAXES	953,552	1,015,701	2,604,100	2,326,239

NET INCOME	$2,699,741	$2,130,736	$7,314,003	$6,075,889

COMPREHENSIVE INCOME:
NET INCOME	$2,699,741	$2,130,736	$7,314,003	$6,075,889

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	29,648	516,244	(645,827)	2,161,711

COMPREHENSIVE INCOME	$2,729,389	$2,646,980	$6,668,176	$8,237,600

NET INCOME PER COMMON SHARE:
Basic	$0.70	$0.61	$1.99	$1.95
Diluted	$0.70	$0.61	$1.99	$1.95

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,859,986	3,479,646	3,666,543	3,112,148
Diluted	3,859,986	3,479,646	3,666,543	3,112,148

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,314,003	$6,075,889
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,245,723	4,882,899
Amortization of land use rights	72,141	71,261
Increase in allowance for doubtful accounts	-	76,784
Amortization of prepaid expense	13,774	-
Common stock issued for service	271,661	278,034
Changes in operating assets and liabilities:
Notes receivable	461,461	(390,950)
Accounts receivable	729,430	(1,260,651)
Inventories	(2,959,168)	(158,944)
Prepaid value-added taxes on purchases	256,691	(270,730)
Prepaid and other current assets	(11,280)	82,378
Advances to suppliers	113,219	(687,094)
Accounts payable	(314,445)	(672,461)
Accrued expenses	(215,395)	(451,672)
VAT and service taxes payable	388	(209,667)
Income taxes payable	(967,226)	222,801
Advances from customers	(1,216,756)	305,052

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,794,221	7,892,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,822,897)	(9,943,309)

NET CASH USED IN INVESTING ACTIVITIES	(10,822,897)	(9,943,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(390,009)
Proceeds from bank loans	3,091,592	4,821,973
Repayments of bank loans	(3,091,592)	(4,018,311)
Decrease (increase) in restricted cash	244,073	(787,589)
(Decrease) increase in bank acceptance notes payable	(244,073)	787,589
Net proceeds from sale of common stock	1,623,691	2,388,589

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,623,691	2,802,242

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(2,582)	25,427

NET INCREASE IN CASH AND CASH EQUIVALENTS	592,433	777,289

CASH AND CASH EQUIVALENTS - beginning of period	1,114,873	1,445,728

CASH AND CASH EQUIVALENTS - end of period	$1,707,306	$2,223,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$178,313	$244,291
Income taxes	$3,571,325	$2,103,438

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$321,064	$547,294
Common stock issued for future service	$90,554	$78,600

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated  financial statements as of and for the year ended December 31, 2013 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.

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
SEPTEMBER 30, 2014

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2014 and 2013 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of September 30, 2014 and December 31, 2013, cash balances in banks in the PRC of $1,611,420 and $704,391, respectively, are uninsured.

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
SEPTEMBER 30, 2014

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

At September 30, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

	September 30, 2014		December 31, 2013
Country:
United States	$95,886	5.6%	$410,482	36.8%
China	1,611,420	94.4%	704,391	63.2%
Total cash and cash equivalents	$1,707,306	100.0%	$1,114,873	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $237,917 and $703,718 at September 30, 2014 and December 31, 2013, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $797,066 and $830,211, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $181,207 and $182,482 at September 30, 2014 and December 31, 2013, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $577,318 and $695,254 as of September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. In March 2014, the Company signed an operating lease agreement related to the lease of such equipment for a period of eight years. Equipment held for operating lease is depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease is recognized as a reduction of rental income on a straight-line basis. For the three and nine months ended September 30, 2014, the rental income was $201,459 and $403,312, respectively, and the related depreciation on the equipment held for operating lease was $167,660 and $335,647, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2014 and 2013.

Advances from customers

Advances from customers at September 30, 2014 and December 31, 2013 amounted to $230,334 and $1,455,740, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and nine months ended September 30, 2014 and 2013, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal. Rental income is recognized on a straight-line basis over the term of the operating lease. All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2014 and December 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $336,336 and $354,164 for the three months ended September 30, 2014 and 2013, respectively. Shipping costs are included in selling expenses and totaled $951,895 and $910,095 for the nine months ended September 30, 2014 and 2013, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $61,550 and $56,491 for the three months ended September 30, 2014 and 2013, respectively. Employee benefit costs totaled $180,537 and $157,588 for the nine months ended September 30, 2014 and 2013, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statements of income and comprehensive income and totaled $17,339 and $18,260 for the three months ended September 30, 2014 and 2013, respectively. Advertising expense totaled $23,053 and $18,260 for the nine months ended September 30, 2014 and 2013, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. The costs primarily consist of raw materials and salaries paid for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $29,328 and $29,050 for the three months ended September 30, 2014 and 2013, respectively.  Research and development costs totaled $87,447 and $66,846 for the nine months ended September 30, 2014 and 2013, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2014 and 2013 was $(2,582) and $25,427, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2014 and December 31, 2013 were translated at 6.1534 RMB to $1.00 and at 6.1104 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2014 and 2013 were 6.1457 RMB and 6.22152 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any potentially dilutive common stock outstanding during the three and nine months ended September 30, 2014 and 2013.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,699,741	$2,130,736	$7,314,003	$6,075,889
Weighted average common stock outstanding - basic	3,859,986	3,479,646	3,666,543	3,112,148
Weighted average common stock outstanding - diluted	3,859,986	3,479,646	3,666,543	3,112,148
Net income per common share - basic	$0.70	$0.61	$1.99	$1.95
Net income per common share - diluted	$0.70	$0.61	$1.99	$1.95

The Company did not have any common stock equivalents during the nine months ended September 30, 2014 and 2013.

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2014 and 2013 included net income and unrealized gains (losses) from foreign currency translation adjustments.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made in prior year same period’s unaudited condensed consolidated financial statements to conform to the current period’s financial presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	September 30, 2014	December 31, 2013
Accounts receivable	$15,196,951	$16,065,074
Less: allowance for doubtful accounts	(797,066)	(830,211)
	$14,399,885	$15,234,863

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. During the third quarter of 2014, accounts receivable of $27,378 were written off after exhaustive efforts at collection and the Company did not make any other change for the allowance for doubtful accounts for the three and nine months ended September 30, 2014. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $389,195 and $76,784 for the three and nine months ended September 30, 2013.

NOTE 3 - INVENTORIES

At September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$2,359,528	$1,627,784
Work-in-process	3,267,325	1,778,650
Finished goods	2,210,300	1,509,606
	7,837,153	4,916,040
Less: reserve for obsolete inventories	(181,207)	(182,482)
	$7,655,946	$4,733,558

For the three and nine months ended September 30, 2014 and 2013, the Company did not make any change for reserve for obsolete inventories.

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	Useful Life	September 30, 2014	December 31, 2013
Office equipment and furniture	5 Years	$161,702	$156,810
Manufacturing equipment	5 – 10 Years	75,864,386	74,187,972
Vehicles	5 Years	205,216	129,380
Construction in progress	-	4,647,196	477,299
Building and building improvements	20 Years	26,016,348	21,487,286
		106,894,848	96,438,747
Less: accumulated depreciation		(31,565,694)	(25,843,609)
		$75,329,154	$70,595,138

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

For the three months ended September 30, 2014 and 2013, depreciation expense amounted to $2,160,933 and $1,661,740, respectively, of which $1,844,902 and $1,552,088, respectively, was included in cost of revenues, $167,660 and $0 which was related to the ESR equipment held for operating lease (see note 6), respectively, was included in other income, and the remainder was included in operating expenses. For the nine months ended September 30, 2014 and 2013, depreciation expense amounted to $6,245,723 and $4,882,899, respectively, of which $5,533,436 and $4,421,360, respectively, was included in cost of revenues, $335,647 and $0 which was related to the ESR equipment held for operating lease (see note 6), respectively, was included in other income, and the remainder was included in operating expenses.

Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended September 30, 2014 and 2013, amortization of land use rights amounted to $24,000 and $23,954, respectively. For the nine months ended September 30, 2014 and 2013, amortization of land use rights amounted to $72,141 and $71,261, respectively. At September 30, 2014 and December 31, 2013, land use rights consisted of the following:

	Useful Life	September 30, 2014	December 31, 2013
Land use rights	45 - 50 years	$4,387,947	$4,418,826
Less: accumulated amortization		(700,403)	(632,775)
		$3,687,544	$3,786,051

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2015	$96,067
2016	96,067
2017	96,067
2018	96,067
2019	96,067
Thereafter	3,207,209
$3,687,544

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6 – EQUIPMENT HELD FOR OPERATING LEASE

The Company measures long-lived assets to be leased at the lower of carrying amount or fair value, less associated costs to lease these assets. During the last quarter of 2013, the Company decided to lease the ESR equipment to a third party and negotiations took place last quarter of 2013 through March 2014.  In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB (including value-added tax, approximately $236,000 per quarter).  Accordingly, at September 30, 2014 and December 31, 2013, the ESR equipment has been reflected as equipment held for operating lease on the accompanying condensed consolidated balance sheets. At September 30, 2014 and December 31, 2013, the Company evaluated the ESR equipment for impairment. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the three and nine months ended September 30, 2014 and 2013, the Company did not incur any impairment charge on ESR equipment.

Equipment held for operating lease is depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease is recognized as a reduction of rental income on a straight-line basis. For the three and nine months ended September 30, 2014, the Company recorded rental income of $201,459 and $403,312, respectively, and recorded related depreciation on the equipment held for operating lease of $167,660 and $335,647, respectively, and are included in other income on the accompanying unaudited condensed consolidated statements of income and comprehensive income.

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At September 30, 2014 and December 31, 2013, short-term bank loans consisted of the following:

	September 30, 2014	December 31, 2013
Loan from Agricultural and Commercial Bank, due on May 9, 2014 with annual interest rate of 7.20% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	$-	$490,966

Loan from Agricultural and Commercial Bank, due on March 20, 2015 with annual interest rate of 7.20% at September 30, 2014, secured by certain assets of the Company.	487,535	-

Loan from Bank of China, due on March 1, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966

Loan from Bank of China, due on March 4, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 15, 2014 with annual interest rate of 9.30% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	818,277

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 1, 2015 with annual interest rate of 9.36% at September 30, 2014, secured by certain assets of the Company.	812,560	-

Loan from Bank of Communications, due on April 21, 2014 with annual interest rate of 6.72% at December 31, 2013 and repaid on due date.	-	327,312

Loan from Bank of Communications, due on April 23, 2014 with annual interest rate of 6.72% at December 31, 2013 and repaid on due date.	-	490,966

Loan from Bank of Communications, due on October 21, 2014 with annual interest rate of 6.72% at September 30, 2014 and repaid on due date (see note 15).	325,024	-

Loan from Bank of Communications, due on October 23, 2014 with annual interest rate of 6.72% at September 30, 2014 and repaid on due date (see note 15).	487,535	-

Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at September 30, 2014, secured by certain assets of the Company.	487,535	-

Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at September 30, 2014, secured by certain assets of the Company.	487,535	-

Total short-term bank loans	$3,087,724	$3,109,453

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to a bank which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At September 30, 2014 and December 31, 2013, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2014	December 31, 2013
Bank of China, non-interest bearing, due and paid on January 4, 2014, collateralized by 100% of restricted cash deposited.	$-	$81,828

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 23, 2014, collateralized by 100% of restricted cash deposited.	-	327,311

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on April 15, 2014, collateralized by 100% of restricted cash deposited.	-	163,655

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on October 29, 2014, collateralized by 100% of restricted cash deposited.	81,256	-

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on January 11, 2015, collateralized by 100% of restricted cash deposited.	162,512	-

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on February 28, 2015, collateralized by 100% of restricted cash deposited.	81,256	-

Bank of China, non-interest bearing, due and paid on May 12, 2014, collateralized by 100% of restricted cash deposited.	-	81,828

Bank of Communications, non-interest bearing, due and paid on January 3, 2014, collateralized by 100% of restricted cash deposited.	-	32,731

Bank of China, non-interest bearing, due on December 4, 2014, collateralized by 100% of restricted cash deposited.	81,256	-

Bank of Communications, non-interest bearing, due on December 24, 2014, collateralized by 100% of restricted cash deposited.	32,502	-

Total	$438,782	$687,353

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The tax effects of temporary differences under the Income Tax Law of the PRC that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Net U.S. operating loss carry forward	$2,012,209	$1,844,921
Loss on impairment of equipment	1,213,675	1,222,216
Allowance for doubtful accounts and inventories reserve	244,568	253,173
Total gross deferred tax assets	3,470,452	3,320,310

Less: valuation allowance	(2,012,209)	(1,844,921)
Net deferred tax assets	$1,458,243	$1,475,389

The valuation allowance at September 30, 2014 and December 31, 2013 were $2,012,209 and $1,844,921, respectively, related to the U.S. net operating loss carry forward. During the three months ended September 30, 2014 and 2013, the valuation allowance was increased by approximately $54,000 and $72,000, respectively. During the nine months ended September 30, 2014 and 2013, the valuation allowance was increased by approximately $167,000 and $172,000, respectively.

In assessing the ability to realize the deferred tax asset from the loss on impairment of equipment held for operating lease in PRC and allowance for doubtful accounts and inventory reserve, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The Company concluded that the temporary difference on the impairment loss of equipment held for operating lease in PRC and allowance for doubtful accounts and inventory reserve will be deductible or utilized on the future PRC taxable income and a deferred tax asset of $1,458,243 and $1,475,389 has been set up at September 30, 2014 and December 31, 2013, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock issued for services

In May 12, 2014, the Company issued 65,500 shares of common stock pursuant to its 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 15,000 shares to the chief financial officer and 3,500 shares to a newly-elected director.  The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $271,661 during the nine months ended September 30, 2014 and prepaid expenses of $90,554 at September 30, 2014 which will be amortized over the remainder of the service period.

Common stock sold for cash

On June 2, 2014, the Company sold 290,984 shares of its common stock to its chief executive officer and his wife for $1,623,691. The purchase price per share was the highest closing price per share during the period from the date of the chief executive officer advised the board of his proposal to advance the funds, which was May 2, 2014, until June 2, 2014, when the Company’s independent directors approved the terms of the stock sale.

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2013, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Electric; accordingly, no additional statutory reserve is required for the nine months ended September 30, 2014. As of September 30, 2014, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Fulland Wind Energy.

For the nine months ended September 30, 2014, statutory reserve activities were as follows:

	Dyeing	Electrical	Fulland Wind Energy	Total
Balance – December 31, 2013	$373,048	$1,168,796	$1,202,876	$2,744,720
Addition to statutory reserves	437,593	-	324,725	762,318
Balance – September 30, 2014	$810,641	$1,168,796	$1,527,601	$3,507,038

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 12 - SEGMENT INFORMATION

For the three and nine months ended September 30, 2014 and 2013, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Forged rolled rings and related components	$8,447,067	$8,722,683	$24,554,012	$23,447,214
Dyeing and finishing equipment	11,799,488	9,490,825	30,855,832	25,865,127
	20,246,555	18,213,508	55,409,844	49,312,341
Depreciation:
Forged rolled rings and related components	1,208,415	1,065,933	3,632,810	3,171,777
Dyeing and finishing equipment	784,858	595,807	2,277,266	1,711,122
Other (a)	167,660	-	335,647	-
	2,160,933	1,661,740	6,245,723	4,882,899
Interest expense:
Forged rolled rings and related components	22,910	38,428	68,113	118,341
Dyeing and finishing equipment	37,577	36,210	110,200	125,950
	60,487	74,638	178,313	244,291
Net income (loss)
Forged rolled rings and related components	1,156,394	1,094,210	3,430,514	3,114,330
Dyeing and finishing equipment	1,702,327	1,248,012	4,375,925	3,467,999
Other (b)	(158,980)	(211,486)	(492,436)	(506,440)
	$2,699,741	$2,130,736	$7,314,003	$6,075,889

Identifiable long-lived tangible assets at September 30, 2014 and December 31, 2013 by segment:	September 30, 2014	December 31, 2013
Forged rolled rings and related components	$40,053,060	$43,987,670
Dyeing and finishing equipment	35,276,094	26,607,468
Equipment held for operating lease	4,382,777	4,751,206
	$79,711,931	$75,346,344

Identifiable long-lived tangible assets at September 30, 2014 and December 31, 2013 by geographical location:	September 30, 2014	December 31, 2013
China	$79,711,931	$75,346,344
United States	-	-
	$79,711,931	$75,346,344

(a)	The Company does not allocate the depreciation for equipment held for operating lease to any operating segment.

(b)	The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 13 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the three and nine months ended September 30, 2014 and 2013.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2014	2013	2014	2013
A	14%	15%	14%	15%
B	22%	22%	19%	19%
C	15%	*	16%	*

* Less than 10%.

The three largest suppliers accounted for 41.9% of the Company’s total outstanding accounts payable at September 30, 2014. The largest supplier accounted for 10.2% of the Company’s total outstanding accounts payable at December 31, 2013.

NOTE 14 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Electric had reached the cumulative limit as of September 30, 2014 and December 31, 2013, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of September 30, 2014 and December 31, 2013, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at September 30, 2014 and December 31, 2013 were approximately $99,076,000 and $90,291,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

In October 2014, the Company repaid short-term loan from Bank of Communications in the principal amount of $325,024, and borrowed the same amount from the same bank. The new loan bears interest rate at 6.72% per annum and is due on April 16, 2015.

In October 2014, the Company repaid short-term loan from Bank of Communications in the principal amount of $487,535, and borrowed the same amount from the same bank. The new loan bears interest rate at 6.72% per annum and is due on April 23, 2015.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$3,585	17.7%	$3,726	20.5%
Other industries	4,862	24.0%	4,996	27.4%
Total forged rolled rings and related components	8,447	41.7%	8,722	47.9%
Dyeing and finishing equipment	11,799	58.3%	9,491	52.1%
Total	$20,246	100.0%	$18,213	100.0%

	Nine Months Ended September 30,
	2014		2013
	Dollars	%	Dollars	%
Forged rolled rings and related components:
Wind power industry	$10,574	19.1%	$10,515	21.3%
Other industries	13,980	25.2%	12,932	26.2%
Total forged rolled rings and related components	24,554	44.3%	23,447	47.5%
Dyeing and finishing equipment	30,856	55.7%	25,865	52.5%
Total	$55,410	100.0%	$49,312	100.0%

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

Revenue from our forged rolled rings and related components segment decreased $0.3 million, or 3.2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Revenue from our forged rolled rings and related components segment increased $1.1 million, or 4.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We believe that there is a degree of market saturation, particularly for the non-wind users, which is reflected in lower sales prices and margins resulting from increased competition, and we expect that our combined revenues from wind and non-wind customers of forged rolled rings and related components will continue at the current rate for the balance of 2014, with a modest increase in wind sales and a modest decrease in non-wind sales.

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and possesses the best prospects for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall, although difficulties in transmission of electricity generated by wind power continues to affect the market for wind power energy. We believe that wind power will see its share of China’s national energy mix gradually increase. While interest in wind power is increasing in many countries, we do not have the infrastructure and personnel to market our products in countries other than China, and we are continuing to limit our sales and marketing efforts to China.

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $2.3 million, or 24.3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Revenue from our dyeing segment increased $5.0 million, or 19.3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  We believe that the increase reflects both our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process, and the response to China’s stricter environmental standards for the dyeing industry. We believe that our air-flow technology, which is designed to enable users to meet China’s stricter environmental standards, provides the customer with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future, and the expansion of our manufacturing facilities has been primarily for the dyeing equipment.

The factors that affected our revenue, gross margin and net income in both of our segments during the nine months ended September 30, 2014 are likely to continue to affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

During the nine months ended September 30, 2014, we made significant capital expenditures in the dyeing segment, including the improvements of buildings at our existing facilities and the purchase of equipment. We use some of this equipment to produce prototypes for potential customers in the power and oil and gas industries. We produced the prototypes at the dyeing segment because the dyeing segment has the capacity and the manufacture of these prototypes requires certificates that are held by the entity, which is a variable interest entity that manufactures the dyeing and finishing equipment. We cannot assure you that we will generate any orders from these customers or that any orders we generate will be sufficient to enable us to recover the cost of the equipment we purchased. With respect to the potential oil and gas customers, the recent decline in oil prices may have an effect on the willingness of potential customers to purchase capital equipment.

Inventories and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. After recent decreases in steel prices, the price of steel has begun to level off in the second quarter of 2014, and we do not expect any significant change in price for the balance of 2014. Three major suppliers of steel provided approximately 51% of our purchases of raw materials for the three months ended September 30, 2014. These three suppliers provided approximately 49% of our purchases of raw materials for the nine months ended September 30, 2014. Two of these suppliers provided approximately 37% of our purchases of raw materials for the three months ended September 30, 2013, and these two suppliers provided approximately 34% of our purchases of raw materials for the nine months ended September 30, 2013.

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements. As VIEs, the Huayang Companies’ sales are included in our total sales, their income from operations is consolidated with ours, and our net income includes all of the Huayang Companies’ net income, and their assets and liabilities are included in our consolidated balance sheets. The VIEs do not have any non-controlling interest and, accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of the Huayang Companies financial statements with our financial statements.

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

At September 30, 2014 and December 31, 2013, we reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. In March 2014, we signed an operating lease agreement related to the lease of such equipment for a period of eight years from its April 1, 2014 commencement date. Equipment held for operating lease is depreciated over its estimated useful life commencing April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned.

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

Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally close to the date of delivery of the equipment. For the three and nine months ended September 30, 2014 and 2013, the amounts allocated to installation revenues were minimal.

Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and nine months ended September 30, 2014 and 2013, amounts allocated to warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth the results of our operations for the three months ended September 30, 2014 and 2013 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Dollars	Percentage	Dollars	Percentage
Revenues	$20,246	100.0%	$18,213	100.0%
Cost of revenues	15,570	76.9%	13,576	74.5%
Gross profit	4,676	23.1%	4,637	25.5%
Operating expenses	1,003	5.0%	1,427	7.9%
Income from operations	3,673	18.1%	3,210	17.6%
Other income (expenses)	(20)	(0.1)%	(64)	(0.3)%
Income before provision for income taxes	3,653	18.0%	3,146	17.3%
Provision for income taxes	953	4.7%	1,015	5.6%
Net income	2,700	13.3%	2,131	11.7%
Other comprehensive income:
Foreign currency translation adjustment	29	0.2%	516	2.8%
Comprehensive income	$2,729	13.5%	$2,647	14.5%

The following table sets forth the results of our operations for the nine months ended September 30, 2014 and 2013 indicated as a percentage of net revenues (dollars in thousands):

	Nine Months Ended September 30,
	2014		2013
	Dollars	Percentage	Dollars	Percentage
Revenues	$55,410	100.0%	$49,312	100.0%
Cost of revenues	42,376	76.5%	37,572	76.2%
Gross profit	13,034	23.5%	11,740	23.8%
Operating expenses	3,055	5.5%	3,137	6.4%
Income from operations	9,979	18.0%	8,603	17.4%
Other income (expenses)	(61)	(0.1)%	(201)	(0.4)%
Income before provision for income taxes	9,918	17.9%	8,402	17.0%
Provision for income taxes	2,604	4.7%	2,326	4.7%
Net income	7,314	13.2%	6,076	12.3%
Other comprehensive (loss) income:
Foreign currency translation adjustment	(646)	(1.2)%	2,162	4.4%
Comprehensive income	$6,668	12.0%	$8,238	16.7%

The following tables set forth information as to the revenues, gross profit and gross margin for our two business segments for the three months ended September 30, 2014 and 2013 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended September 30, 2014
Revenues	$8,447	$11,799	$20,246
Cost of revenues	$6,464	$9,106	$15,570
Gross profit	$1,983	$2,694	$4,676
Gross margin	23.5%	22.8%	23.1%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Three Months ended September 30, 2013
Revenues	$8,722	$9,491	$18,213
Cost of revenues	$6,462	$7,114	$13,576
Gross profit	$2,260	$2,377	$4,637
Gross margin	26.0%	25.0%	25.5%

The following tables set forth information as to the revenues, gross profit and gross margin for our two business segments for the nine months ended September 30, 2014 and 2013 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Nine Months ended September 30, 2014
Revenues	$24,554	$30,856	$55,410
Cost of revenues	$18,695	$23,681	$42,376
Gross profit	$5,859	$7,175	$13,034
Gross margin	23.9%	23.3%	23.5%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Nine Months ended September 30, 2013
Revenues	$23,447	$25,865	$49,312
Cost of revenues	$17,939	$19,633	$37,572
Gross profit	$5,508	$6,232	$11,740
Gross margin	23.5%	24.1%	23.8%

Revenues

For the three months ended September 30, 2014, we had revenues of $20,246,000, as compared to revenues of $18,214,000 for the three months ended September 30, 2013, an increase of $2,033,000, or approximately 11.2%. The increase in revenue for the three months ended September 30, 2014 was primarily attributable to the increase in revenues from our dyeing and finishing equipment segment, offset by a decrease in revenues from forged rolled rings and related products for the wind power industry and a decrease in revenues from forged rolled rings and related products to other industries and is summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	(Decrease) Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$3,585	$3,726	$(141)	(3.8)%
Other industries	4,862	4,996	(134)	(2.7)%
Total forged rolled rings and related products	8,447	8,722	(275)	(3.2)%
Dyeing and finishing equipment	11,799	9,491	2,308	24.3%
Total revenues	$20,246	$18,213	$2,033	11.2%

For the nine months ended September 30, 2014, we had revenues of $55,410,000, as compared to revenues of $49,312,000 for the nine months ended September 30, 2013, an increase of $6,098,000 or approximately 12.4%. The increase in revenue for the nine months ended September 30, 2014 was primarily attributable to the increase in revenues from our dyeing and finishing equipment segment and the increase in revenues from forged rolled rings and related products to other industries, and is summarized as follows (dollars in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$10,574	$10,515	$59	0.6%
Other industries	13,980	12,932	1,048	8.1%
Total forged rolled rings and related products	24,554	23,447	1,107	4.7%
Dyeing and finishing equipment	30,856	25,865	4,991	19.3%
Total revenues	$55,410	$49,312	$6,098	12.4%

Forged rolled rings and related products segment

For the three months ended September 30, 2014, revenue from the sale of forged rolled rings and related products to the wind power industry decreased by approximately $141,000 or 3.8% as compared to the three months ended September 30, 2013. The decrease in revenue from forged rolled rings and related products for wind power industry was mainly attributable to a reduced demand from our customers, who we believe had sufficient inventory from purchases of forging of rolled rings and related products for wind power industry in prior periods, and the absence of sufficient sales to new customers to offset such reduction. For the nine months ended September 30, 2014, revenue from the sale of forged rolled rings and related products to the wind power industry increased by approximately $59,000 or 0.6% as compared to the nine months ended September 30, 2013, a slight increase. We anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry will remain at its current level for the remainder of 2014.

For the three months ended September 30, 2014, revenue from the sale of forged rolled rings and related products to other industries decreased by approximately $134,000 or 2.7% as compared to the three months ended September 30, 2013 which reflecting the normal business fluctuation. For the nine months ended September 30, 2014, revenue from the sale of forged rolled rings and related products to other industries increased by approximately $1,048,000 or 8.1% as compared to the nine months ended September 30, 2013. The increase in revenue from forged rolled rings and related products for other industries for the nine months ended September 30, 2014 was mainly attributable to our increased sales efforts and repeat orders to use our forged products in various industries. Our sales of forged rolled rings and related products to other industries include sales to a solar customer of approximately $670,000 in the nine months ended September 30, 2014 and $777,000 in the comparable period of 2013. We do not anticipate new orders for solar products in the near future. We expect that the sales of forged rolled rings and related products for other industries will remain at its current level during the remainder of 2014.

The demand for products such as ours which are used for wind power industry is uncertain. We believe that over the long term, our forged rolled rings and related components for wind power industry will expand since the government of the PRC has announced its desire to increase the use of wind power as an energy source. We are currently seeking to expand into other industries, including oil and natural gas. To date, we have not received any orders or generated any revenues from the oil and gas industries, and we can give no assurances that our attempt to sell to the oil and gas industries will be successful. In this connection, the recent decline in oil prices may affect the willingness of companies in the gas and oil industry to make significant capital investments.

Dyeing and finishing equipment segment

For the three months ended September 30, 2014, revenue from the sale of dyeing and finishing equipment increased by approximately $2,308,000 or 24.3% as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, revenue from the sale of dyeing and finishing equipment increased by approximately $4,991,000 or 19.3% as compared to the nine months ended September 30, 2013. The increase in revenue from the sale of dyeing and finishing equipment for the three and nine months ended September 30, 2014 was primarily attributable to our marketing efforts and the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process and the increase of a new style of dyeing machinery to meet our customers’ demand. With the growing acceptance of our new dyeing technology and the Chinese government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future, although at a lower rate than in previous periods.

Cost of revenues

Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended September 30, 2014, cost of revenues was $15,570,000 as compared to $13,576,000 for the three months ended September 30, 2013, an increase of $1,994,000, or 14.7%. Cost of revenues related to the manufacture of forged rolled rings and related products was $6,464,000 for the three months ended September 30, 2014 as compared to $6,462,000 for the three months ended September 30, 2013. Cost of revenues for the dyeing and finishing equipment segment was $9,106,000 for the three months ended September 30, 2014, as compared to $7,114,000 for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, cost of revenues was $42,376,000 as compared to $37,573,000 for the nine months ended September 30, 2013, an increase of $4,803,000, or 12.8%. Cost of revenues related to the manufacture of forged rolled rings and related products was $18,695,000 for the nine months ended September 30, 2014 as compared to $17,939,000 for the nine months ended September 30, 2013. Cost of revenues for the dyeing and finishing equipment segment was $23,681,000 for the nine months ended September 30, 2014, as compared to $19,633,000 for the nine months ended September 30, 2013.

Gross profit and gross margin

Our gross profit was $4,676,000 for the three months ended September 30, 2014 as compared to $4,637,000 for the three months ended September 30, 2013, representing gross margins of 23.1% and 25.5%, respectively. Our gross profit was $13,034,000 for the nine months ended September 30, 2014 as compared to $11,740,000 for the nine months ended September 30, 2013, representing gross margins of 23.5% and 23.8%, respectively.

Gross profit from forged rolled rings and related products segment was $1,983,000 for the three months ended September 30, 2014 as compared to $2,260,000 for the three months ended September 30, 2013, representing gross margins of approximately 23.5% and 26.0%, respectively. The decrease in our gross margin for the forged rolled rings and related products segment for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributed to both a decline in sales prices, which was necessary to meet competition, and a decrease in operational efficiencies resulting from our fixed costs, primarily depreciation, being allocated over a reduced production volume. Gross profit from forged rolled rings and related products segment was $5,859,000 for the nine months ended September 30, 2014 as compared to $5,508,000 for the nine months ended September 30, 2013, representing gross margins of approximately 23.9% and 23.5%, respectively. The increase in our gross margin for the forged rolled rings and related products segment for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was mainly attributed to a slight decrease in our raw materials costs in prior quarters. We do not expect that we will be able to improve our gross margin from forged rolled rings and related products segment until we become more efficient and are able to produce larger quantities.  Continued competition will continue to affect our margins as we may have difficulty increasing or maintaining prices.

Gross profit for the dyeing and finishing equipment segment was $2,694,000 for the three months ended September 30, 2014 as compared to $2,377,000 for the three months ended September 30, 2013, representing gross margins of approximately 22.8% and 25.0%, respectively. The decrease in our gross margin for the dyeing and finishing equipment segment for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributed to the low gross margin from a new style dyeing machine. For the new style dyeing machine, we operated at low production level. Therefore, there is a decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues. Gross profit for the dyeing and finishing equipment segment was $7,175,000 for the nine months ended September 30, 2014 as compared to $6,232,000 for the nine months ended September 30, 2013, representing gross margins of approximately 23.3% and 24.1%, respectively. The decrease in our gross margin for the dyeing and finishing equipment for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was mainly attributed to the low gross margin from a new style dyeing machine. We expect that we can improve our gross margin from dyeing and finishing equipment segment in the near future since we anticipate we will become more efficient and be able to produce larger quantities.

Depreciation

Depreciation was $2,161,000 and $1,662,000 for the three months ended September 30, 2014 and 2013, respectively, and was $6,246,000 and $4,883,000 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation for the three and nine months ended September 30, 2014 and 2013 was included in the following categories (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$1,845	$1,552	$5,533	$4,421
Operating expenses	148	110	377	462
Other expense	168	-	336	-
Total	$2,161	$1,662	$6,246	$4,883

The increase in depreciation expense for cost of revenues for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 is attributable to the increase in our depreciable production equipment in both our dyeing and finishing equipment segment and forged rolled rings and related products segment.

The increase in depreciation expense for operating expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is attributable to the increased depreciation from our newly purchased office equipment and furniture in the third quarter of 2014. The decrease in depreciation expense for operating expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is attributable to the decrease in our depreciable assets since some fixed assets were fully depreciated in the second quarter of 2014.

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

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $855,000 for the three months ended September 30, 2014, as compared to $1,317,000 for the three months ended September 30, 2013, a decrease of $462,000 or approximately 35.1%. Selling, general and administrative expenses totaled $2,678,000 for the nine months ended September 30, 2014, as compared to $2,675,000 for the nine months ended September 30, 2013, an increase of $3,000 or approximately 0.1%. Selling, general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Professional fees	$59	$53	$192	$198
Bad debt expense	-	389	-	77
Payroll and related benefits	247	306	747	754
Travel and entertainment	70	51	395	296
Shipping	336	354	952	910
Research and development expense	29	29	87	67
Other	114	135	305	373
Total	$855	$1,317	$2,678	$2,675

●	Professional fees for the three months ended September 30, 2014 increased by $6,000, or 11.3%, as compared to the three months ended September 30, 2013. Professional fees for the nine months ended September 30, 2014 decreased by $6,000, or 3.0%, as compared to the nine months ended September 30, 2013.

●	For the three and nine months ended September 30, 2014, we did not record any bad debt expense. For the three and nine months ended September 30, 2013, we recorded bad debt expense of approximately $389,000 and $77,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

●	Payroll and related benefits for the three months ended September 30, 2014 decreased by $59,000, or 19.3%, as compared to the three months ended September 30, 2013. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $55,000. Payroll and related benefits for the nine months ended September 30, 2014 decreased by $7,000, or 0.9%, as compared to the nine months ended September 30, 2013. We expect that payroll and related benefits will keep in its current level with minimal increase in the near future.

●	Travel and entertainment expense for the three months ended September 30, 2014 increased by $19,000, or 37.3%, as compared to the three months ended September 30, 2013. The increase was primarily attributable to the increased spending of approximately $24,000 in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitors, offset by a decrease of approximately $5,000 in our entertainment spending due to stricter controls on corporate expenditure. Travel and entertainment expense for the nine months ended September 30, 2014 increased by $99,000, or 33.4%, as compared to the nine months ended September 30, 2013. The increase was primarily attributable to the increased spending of approximately $66,000 in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitors and the increase of approximately $33,000 in our entertainment spending in order to enhance our visibility.

●	Shipping expense for the three months ended September 30, 2014 decreased by $18,000, or 5.1%, as compared to the three months ended September 30, 2013. The decrease was primarily attributable to the low shipping fees from a new style dyeing machine for which we shipped some components to our customers’ work shop and assembled and installed at our customers’ work shop. We decreased shipping costs by placing components, rather than completed machines, on a shipping truck. Shipping expense for the nine months ended September 30, 2014 increased by $42,000, or 4.6%, as compared to the nine months ended September 30, 2013. The increase mainly reflects the increase in our revenues during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

●	Research and development expense for the three months ended September 30, 2014 remained even compared to the three months ended September 30, 2013. Research and development expense for the nine months ended September 30, 2014 increased by $20,000, or 29.9%, as compared to the nine months ended September 30, 2013 since we did not incurred research and development expense in the first quarter of 2013. Research and development expense related to the development new dyeing and finishing products.

·●	Other selling, general and administrative expenses for the three months ended September 30, 2014 decreased by $21,000, or 15.6%, as compared to the three months ended September 30, 2013. The decrease was mainly attributable to a decrease in vehicle and maintenance expense of approximately $6,000, a decrease in miscellaneous taxes of approximately $4,000, a decrease in advertising expense of approximately $1,000 and a decrease in other miscellaneous items of approximately $10,000 which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending. Other selling, general and administrative expenses for the nine months ended September 30, 2014 decreased by $68,000, or 18.2%, as compared to the nine months ended September 30, 2013. The decrease was primarily attributable to a decrease in vehicle and maintenance expense of approximately $26,000, a decrease in miscellaneous taxes of approximately $5,000, a decrease in office supplies expenditure of approximately $11,000, and a decrease in other miscellaneous items of approximately $26,000 which reflected the efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from operations

As a result of the factors described above, for the three months ended September 30, 2014, our income from operations was $3,673,000, as compared to $3,210,000 for the three months ended September 30, 2013, an increase of $463,000, or 14.4%. As a result of the factors described above, for the nine months ended September 30, 2014, our income from operations was $9,979,000, as compared to $8,603,000 for the nine months ended September 30, 2013, an increase of $1,376,000, or 16.0%.

Other income (expense)

Other income (expense) includes interest income, grant income, foreign currency transaction gain/loss, other income and interest expense.

For the three months ended September 30, 2014, total other expense, net, amounted to $20,000 as compared to total other expense, net, of $64,000 for the three months ended September 30, 2013, a decrease of $44,000 or 68.9%. The decrease in other expenses, net, was primarily attributable to the decrease in interest expense of approximately $14,000, a decrease in foreign currency loss of approximately $10,000, an increase in other income of approximately $28,000 and an increase in grant income of approximately $3,000, offset by a decrease in interest income of approximately $11,000. The grant income represents an incentive granted by the Chinese government to encourage technology innovation.  The grant income, which was recognized in the third quarter of 2014, related to the patents we received in 2014 for devices and parts of our airflow dyeing machine. The other income includes the net amount of rental income and related depreciation which is recognized as a reduction of rental income from our equipment held for operating lease.

For the nine months ended September 30, 2014, total other expense, net, amounted to $61,000 as compared to total other expense, net, of $201,000 for the nine months ended September 30, 2013, a decrease of $140,000 or 69.5%. The decrease in other expenses, net, was primarily attributable to the decrease in interest expense of approximately $66,000, an increase in grant income of approximately $35,000, an increase in foreign currency gain of approximately $17,000, and an increase in other income of approximately $25,000, offset by a decrease in interest income of approximately $3,000.  The grant income, as described in the previous paragraph, related to the patents we received in 2013 and 2014 for devices and parts of our airflow dyeing machine. The other income includes the net amount of rental income and related depreciation which is recognized as a reduction of rental income from our equipment held for operating lease.

Income tax expense

Income tax expense was $954,000 for the three months ended September 30, 2014, as compared to $1,016,000 for the three months ended September 30, 2013, a decrease of $62,000, or 6.1%. The decrease in income tax expense was attributable to the decrease in non-deductible expense for tax purpose in the third quarter of 2014.

Income tax expense was $2,604,000 for the nine months ended September 30, 2014, as compared to $2,326,000 for the nine months ended September 30, 2013, an increase of $278,000, or 11.9%. The increase in income tax expense was attributable to the increase in taxable income generated by our operating entities.

Net income

As a result of the foregoing, our net income was $2,700,000, or $0.70 per share (basic and diluted), for the three months ended September 30, 2014, as compared with $2,131,000, or $0.61 per share (basic and diluted), for the three months ended September 30, 2013, an increase of $569,000, or 26.7%. As a result of the foregoing, our net income was $7,314,000, or $1.99 per share (basic and diluted), for the nine months ended September 30, 2014, as compared with $6,076,000, or $1.95 per share (basic and diluted), for the nine months ended September 30, 2013, an increase of $1,238,000, or 20.4%.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $29,000 for the three months ended September 30, 2014, as compared to a foreign currency translation gain of $516,000 for the three months ended September 30, 2013. We reported a foreign currency translation loss of $646,000 for the nine months ended September 30, 2014, as compared to a foreign currency translation gain of $2,162,000 for the nine months ended September 30, 2013. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income

As a result of our foreign currency translation gain/loss, we had comprehensive income for the three months ended September 30, 2014 of $2,729,000, compared to $2,647,000 for the three months ended September 30, 2013. We had comprehensive income for the nine months ended September 30, 2014 of $6,668,000, compared to $8,238,000 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2014 and December 31, 2013, we had cash balances of approximately $1,707,000 and $1,115,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	September 30, 2014		December 31, 2013
United States	$96	5.6%	$411	36.8%
China	1,611	94.4%	704	63.2%
Total cash and cash equivalents	$1,707	100.0%	$1,115	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2013 to September 30, 2014 (dollars in thousands):

			December 31, 2013 to September 30, 2014
	September 30, 2014	December 31, 2013	Change	Percentage Change
Working capital:
Total current assets	$25,653	$23,986	$1,667	6.9%
Total current liabilities	10,135	12,864	(2,729)	(21.2)%
Working capital:	$15,518	$11,122	$4,396	39.5%

Our working capital increased by $4,396,000 to $15,518,000 at September 30, 2014 from $11,122,000 at December 31, 2013. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $592,000, an increase in inventories, net of reserve for obsolete inventories, of approximately $2,922,000 due to the increase in raw materials and work-in-process in order to satisfy the anticipated increased purchase orders from our customers, primarily for out dyeing equipment, a decrease in bank acceptance notes payable of approximately $249,000, a decrease in accrued expenses of approximately $220,000, a decrease in advances from customers of approximately $1,225,000 and a decrease in income taxes payable of approximately $984,000, offset by a decrease in restricted cash of approximately $249,000, a decrease in notes receivable of approximately $466,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $835,000, a decrease in advances to suppliers of approximately $118,000, and a decrease in prepaid VAT on purchases of approximately $260,000. The decrease in accounts receivable reflects collections made in the nine months ended September 30, 2014.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $9,794,000 for the nine months ended September 30, 2014 as compared to $7,893,000 for the nine months ended September 30, 2013, an increase of $1,901,000.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2014 primarily reflected net income of $7,314,000 and the add-back of non-cash items consisting of depreciation of $6,246,000, amortization of land use rights of $72,000 and stock-based compensation expense of $285,000, and changes in operating assets and liabilities primarily consisting of a decrease in notes receivable of $461,000, a decrease in accounts receivable of $729,000 due to the collection made in 2014, a decrease in prepaid value-added taxes on purchases of $257,000, a decrease in advance to suppliers of $113,000, offset by an increase in inventories of $2,959,000 due to the increase in raw materials and work-in-process in order to satisfy the anticipated increased purchase orders from our customers, a decrease in accounts payable of $314,000, a decrease in accrued expenses of $215,000, a decrease in income taxes payable of $967,000 due to the payments made to China tax authorities in 2014, and a decrease in advances from customers of $1,217,000.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2013 primarily reflected net income of $6,076,000 adjusted for non-cash items primarily consisting of depreciation of $4,883,000, an increase in allowance for doubtful accounts of $77,000, amortization of land use rights of $71,000, and stock-based compensation of $278,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid and other current assets of $82,000, an increase in income taxes payable of $223,000 and an increase in advances from customers of $305,000, offset primarily by an increase in notes receivable of $391,000, an increase in accounts receivable of $1,261,000, an increase in inventories of $159,000, an increase in prepaid value-added taxes on purchases of $271,000, an increase in advances to suppliers of $687,000, a decrease in accounts payable of $672,000, a decrease in accrued expenses of $452,000 and a decrease in VAT and service taxes payable of $210,000.

Net cash flow used in investing activities reflects the purchase of property and equipment of $10,823,000 and $9,943,000 for the nine months ended September 30, 2014 and 2013, respectively. In both periods, the property and equipment purchased related to our dyeing segment, which included equipment which was used in the production of prototypes for potential customers in the power and oil and gas industries.

Net cash flow provided by financing activities was $1,624,000 for the nine months ended September 30, 2014 as compared to $2,802,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received proceeds from bank loans of $3,092,000, proceeds from the decrease in restricted cash of $244,000 and net proceeds from sale of common stock of approximately $1,624,000 to our chief executive officer and his wife, offset by the repayments of bank loans of $3,092,000 and the decrease in bank acceptance notes payable of $244,000. During the nine months ended September 30, 2013, we received proceeds from bank loans of $4,822,000, proceeds from an increase in bank acceptance notes payable of $787,000, and net proceeds from sale of common stock of $2,389,000, offset by the repayments of bank loans of $4,018,000, repayments of principal on capital lease obligations of $390,000 and the increase in restricted cash of $788,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our forged rolled rings division and for our dyeing and finishing equipment business. We believe that our available cash together with our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

We generally finance our operations through short term loans from our banks, which we refinance upon expiration. We do not have any long-term financing arrangements.

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

The following tables summarize our contractual obligations as of September 30, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,088	$3,088	$-	$-	$-
Bank acceptance notes payable	439	439	-	-	-
Total	$3,527	$3,527	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the nine months ended September 30, 2014, we had unrealized foreign currency translation loss of $645,827, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the nine months ended September 30, 2014, due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We plan on expanding our ERP system in the future by implementing further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the nine months ended September 30, 2014. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended September 30, 2014 are fairly stated, in all material respects, in accordance with GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: November 14, 2014	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: November 14, 2014	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer

