Form 10-K
period 2014-12-31
Cleantech Solutions International, Inc.,
filed 2015-03-30
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $14,738,000 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,939,986 shares of common stock are outstanding as of March 30, 2015.

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

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” and words of like import refer to Cleantech Solutions International, Inc., its wholly-owned subsidiaries, and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Heavy Industries, Co., Ltd., formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Heavy Industries”), both of which are variable interest entities under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise. Dyeing and Heavy Industries are collectively referred to as the “Huayang Companies.”

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

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and possesses the best prospects for large-scale commercial development. We believe that wind power is becoming competitive with traditional energy sources as the industry continues to grow and production costs continue to fall. We believe that wind power will see its share of China’s national energy mix gradually increase.

We are also marketing our products to other industries. In the fourth quarter of 2014, we received purchase orders for products from our forged rolled rings and related components segments from two customers in industries from which we had not previously received orders. In November 2014, we received a purchase order for a total purchase price of RMB13.3 million (approximately $2.2 million) from a subsidiary of China Petroleum and Chemical Corporation.  The purchase order covers parts and equipment including heat exchangers, coolers, reboilers, condensers and prefractionating columns used in offshore oil refineries.

In December 2014, we received a purchase order for a purchase price of RMB80.5 million (approximately $13.0 million) from a large state-owned enterprise based in Xinjiang, China. The purchase order covers parts and equipment including washing, distillation, purifying, dehydration, refining and other columns, along with storage containers, heat exchangers and carbonation reactors that will be used in a large scale project that transforms glycol calcium carbide furnace tail gas into ethylene glycol.

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

Our airflow dyeing units use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out older  machinery in China’s textile industry that does not meet the new environmental standards, we expect our revenue from this segment will continue to increase in the near future.

Recently, we have developed a new air-fluid, dual-use dyeing machine which uses both air flow and fluid flow in the dyeing process. It allows users to customize the dyeing process according to the specific type of textile. It is equipped with a series of specialized and patented components, including nozzles, cloth wheels and cloth spreaders, which are designed to permit greater color evenness and reduce defects. It can be used on a wider range of textiles and uses 60% to 70% less water, about 30% less power and 40% to 50% less steam than traditional models of high-temperature, high-pressure dyeing machines and reduces the use of additives by about 50% while shortening dyeing time by 1 to 2 hours.

Organization

We are a Nevada corporation. We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. On June 13, 2011, we changed our corporate name to Cleantech Solutions International, Inc. On August 7, 2012, we were converted into a Nevada corporation.

We are the sole stockholder of Fulland Limited, a Cayman Islands limited liability company organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises organized under the laws of the PRC.  We formed Fulland Wind Energy in August 2008.  We currently manufacture our forged products, which are sold for use in the wind, steel and other industries through Fulland Wind Energy.

Green Power is a party to a series of contractual arrangements dated October 12, 2007 with the Huayang Companies, both of which are limited liability companies organized under the laws of, and based in, the PRC, and their stockholders, who are our chief executive officer, Jianhua Wu, and his wife, Lihua Tang. Our corporate organizational structure, including the contractual arrangements with the Huayang Companies, is designed to comply with certain laws and regulations of the PRC which restrict the manner in which Chinese companies, particularly companies owned by Chinese residents, may raise funds from non-Chinese sources.

The following table sets forth our relationship our subsidiaries and the variable interest entities whose financial statements are consolidated with ours.

Name of Entity	Relationship to Us	Nature of Business
Cleantech Solutions International, Inc	N.A.	Holding company

Fulland Limited	100% owned by us	Holding company

Wuxi Fulland Wind Energy Equipment Co., Ltd.	100% owned by Fulland Limited	Manufacture of forged rolled rings and related products

Green Power Environment Technology (Shanghai) Co., Ltd.	100% owned by Fulland Limited	Operates business of Dyeing and Heavy Industries pursuant to contracts

Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operates dyeing and finishing equipment segment

Wuxi Huayang Heavy Industries Co., Ltd. (formerly Wuxi Huayang Electrical Power Equipment Co., Ltd.)	Variable interest entity operated by Green Power pursuant to contracts	Operated electric power equipment segment; manufactures and sells forged rolled ring segment pursuant to existing contracts. The business of this entity is being phased out and new business is being generated through Wuxi Fulland Wind Energy Equipment Co., Ltd.

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

Our relationships with the Huayang Companies and their stockholders are governed by a series of contractual arrangements between Green Power, our wholly foreign owned enterprise in the PRC, and each of the Huayang Companies, which are our operating companies in the PRC. Under PRC laws, each of Green Power, Fulland Wind Energy, Dyeing and Heavy Industries is an independent legal person and none of them is exposed to liabilities incurred by the other parties. Other than pursuant to the contractual arrangements between Green Power and the Huayang Companies described below, generally, neither of the Huayang Companies transfers any other funds generated from its operations to the other Huayang Company. On October 12, 2007, we entered into the following contractual arrangements with each of the Huayang Companies.

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

Option Agreement. Under the option agreement between the Huayang Companies’ stockholders and Green Power, the Huayang Companies’ stockholders irrevocably granted Green Power or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Huayang Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Green Power or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement, as amended, is 20 years from October 12, 2007 and may be extended prior to its expiration by written agreement of the parties.

The Forged Rolled Rings and Related Components Segment

We manufacture rolled rings and other related components designed to be used for issue in the wind power industry as well as other uses. We employ axial close-die forging technology in producing precision forgings, a technology for producing rotary precision forgings. We made the forging machine, which we believe provides us with an advantage in machine maintenance and cost compared with other companies using foreign equipment. Our rolled rings are essentially hollow cylindrical sections forged from a stainless steel stock of varying thickness and height. The rings are called rolled rings because of the nature of the forging process. Forging is a manufacturing process where metal is pressed, pounded or squeezed under great pressure to create high strength parts. Rolled ring forging turns a hollow round piece of metal under extreme pressure against a rotating roller, thereby squeezing out a single-piece ring without any welding required.

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

High tangential strength and ductility make forged rings well-suited for torque- and pressure-resistant components, such as gears, engine bearings for aircraft, wheel bearings, couplings, rotor spacers, sealed discs and cases, flanges, pressure vessels and valve bodies. As such, rolled rings have a wide variety of applications. Presently, the majority of Chinese rolled ring producers rely on technologies such as the steam hammer and friction press, which consume large amounts of energy and cause pollution, and which, we believe, result in a less desirable product.

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

Manufacturing

In 2009, we opened our state-of-the-art forging facility. Our operations feature a 4,500-ton press and a ring-rolling mill, employing our advanced axial close-die forging technology, to manufacture rolled rings measuring up to 6.3 meters in diameter and a cross section up to 700mm and shafts used in wind turbine units that are designed to generate wind power in the range of 1MW-3MW. We also have a series of workshops dedicated for fabrication, welding, machining and assembly of high strength materials.

We believe that our forging facility, which is able to meet the quality requirements of our most demanding customers, has an annual capacity of 50,000 tons.

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

We believe that we are a major Chinese manufacturer of:

●	Large forged rolled rings, yaw bearings, tower flanges and shafts used in large-scale windmills;
●	Stainless steel pressure vessel/chambers used in the manufacturing of multi-crystalline solar wafers;
●	Specialty, high tolerance, fabricated components and assemblies used in various clean technology industries;
●	Other fabricated and machined components, assemblies and equipment requiring high precision manufacturing.

During the years ended December 31, 2011 and 2010, we generated revenue from one customer for products which required the use of our electro-slag remelted (“ESR”) equipment.  We had purchased the equipment in anticipation of a demand for ESR products which did not materialize.  On March 3, 2014, we entered into an equipment operating lease with Shanghai Liangting Metallurgy Roll Manufacture Co., Ltd. pursuant to which we leased the ESR equipment to for a quarterly rate of RMB 1,450,000, which, at the present exchange rate is approximately $236,000.  The lease has an eight-year term commencing April 1, 2014.  The equipment remains on our premises, and the lease gives the lessee a right of access to our premises for the purpose of using the equipment.  The equipment is shown on our consolidated balance sheet at December 31, 2014 as equipment held for sale and at December 31, 2013 as equipment held for operating lease. In early 2015, the lessee stopped using the equipment and stopped paying rent to us on the equipment. As a result, we incurred an impairment loss on the ESR equipment in the amount of approximately $3.8 million during the fourth quarter of 2014. For the year ended December 31, 2013, we recorded an impairment loss of $2,573,256 related to the ESR equipment.

Marketing and Distribution

Based at our facilities in Wuxi, we have a sales team of five employees for our forged rolled rings and shafts. Our marketing efforts include participation at industrial conferences and trade fairs, sales training, and advertising. Our sales team works closely with our product development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our rolled rings, flanges and other forged products are currently sold to companies in cities and provinces throughout China including Luoyang, Shenyang, Zhenjiang province, Jiangsu province, Qingdao, Jinan, Shanghai, Chongqing, Beijing, Xinjiang, and Zhengzhou.  We are an ISO9001:2000 certified supplier.

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

We believe there has been an increase in overall competition in the forged product market as industry capacity has increased and the market for the product has slowed.  Additionally, we believe some turbine manufacturers that use forged products and are not our customers or potential customers, have built their own forging capacity to save costs by vertical integration and to have better leverage when negotiating with the component suppliers. This resulted in downward pressure on our pricing and may indirectly affect our sales as a result of increased competition for a smaller number of potential customers. Our products are sold for use by manufacturers of industrial equipment.  The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our wind power customers and potential customers for our products which has had an effect of lessening the demand for wind power products such as ours.  To the extent that the demand for our forged rolled rings and related components for both wind power and other industries declines, our revenue and net income will continue to be affected.

We believe that we are well positioned to capitalize on the opportunities provided by the demand for products by the wind power industry and other industries in China by supplying superior quality, high performance forged products. We believe that we offer:

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

The Dyeing and Finishing Segment

In recent years, China has been one of the world’s leading textile producers, and the textile industry has been a pillar in the Chinese national economy, experiencing generally steady growth over the last few decades.  We believe that the textile business has continued to improve due to the tax reimbursement for export incentive given by the PRC government and we believe that the market for dyeing and finishing equipment is improving, in large part because of the environmental policies of the Chinese government which are resulting in an increased market for equipment designed to enable dyeing companies to comply with the environmental standards.

In our dyeing and finishing segment, we design, manufacture and distribute a line of proprietary high and low temperature dyeing and finishing machinery. We believe that we are one of the leading domestic Chinese manufacturers of textile dyeing machines, and our Huayang brand is nationally recognized. We currently have the capacity to manufacture and assemble approximately 600 textile-dyeing machines annually. Our state-of-the-art and automated production line enables us to manufacture our products efficiently, with lower labor and energy costs compared to traditional manufacturing methods. As part of our manufacturing process, we make corrosion-resistant stainless steel pumps and pressure vessels, which are not only critical components for our dyeing and finishing products but have other industrial applications as well.

We have received the “Advanced Enterprise for Progress in Science and Technology Award” from Wuxi City in 1999, and the “Star of Brilliance Medal” from the Wuxi City Bureau of Industrial and Commercial Administration in the same year. In 2002, we were recognized as an “Advanced Enterprise for Technical Reform Input” by Qianzhou, a municipality within Wuxi City for our dyeing products.

We hold eight Chinese patents (Patent Nos. ZL 2012 2 0165878.7, ZL 2012 2 0752919. 2, ZL 2012 2 0752924. 3, ZL 2012 2 0752922. 4, ZL 2012 2 0752921. X, ZL 2012 2 0752917. 3, ZL 2013 1 0004772.8 and ZL 2013 1 0004736.1).  These patents cover an innovative production technique enabling more-effective cloth washing in dyeing machines under high temperature and pressure, the dyeing liquid mixing device, dyeing liquid atomizing device, horizontal manipulated devices, mechanical seal and atomizer of its airflow dyeing machine and cover components of the hot air circulation system of low emission air flow dyeing machines. The patents were issued by the State Intellectual Property Office of the People’s Republic of China in November 2012, as to the first patent, and June 2013 as to the other five, and September 2014 as to the last two. Under the PRC patent laws, the patents give us the exclusive right to use the patented process or product for a period of ten years for the first six patents and give us the exclusive use of the system components in dyeing equipment for a period of 20 years for the last two patents.

Our dyeing and finishing products are generally compact in design compared with alternatives on the market and feature a high degree of both automation and mechanical-electrical integration. Our products are used in dyeing a wide variety of yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. In 2010, we introduced an advanced dyeing technology enabling a quick, economic and environment-friendly operation designed for optimal performance. The liquid pressure and quantity are adjusted to the respective type and quantity of fabric. The special layout of the pressure pump circuit is designed to provide constant and safe operations of the machine reducing resources wastage and enhancing performance.

We developed a new model of dyeing machine – high (low) temperature airflow dyeing machine.  We believe that this new model of dyeing machine is efficient and cost effective and meets the requisite Chinese environmental standards. In September 2014, we received two patents which cover components of the hot air circulation system of our low emission air flow dyeing machines. We believe that the hot air circulation system helps to enhance the machines’ ability to produce higher quality textiles with a better look and feel.

Recently, we have developed a new air-fluid, dual-use dyeing machine which uses both air flow and fluid flow in the dyeing process. It allows users to customize the dyeing process according to the specific type of textile. It is equipped with a series of specialized and patented components, including nozzles, cloth wheels and cloth spreaders, which are designed to permit greater color evenness and reduce defects. It can be used on a wider range of textiles and uses 60% to 70% less water, about 30% less power and 40% to 50% less steam than traditional models of high-temperature, high-pressure dyeing machines and reduces the use of additives by about 50% while shortening dyeing time by 1 to 2 hours.

Marketing and Distribution

All of our revenue from the textile dyeing machine segment is derived from sales in China. We presently sell our products in Jiangsu and Zhejiang Provinces, both regions with significant textile production, as well as in many of the coastal regions of China such as Shandong and Guangdong provinces.

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s largest textile producers. During the year ended December 31, 2014, no customer accounted for 10% or more of our sales.

Growth Strategies

According to China’s National Development and Reform Commission, the main focus of the country’s textile industry has shifted from gaining competitive advantages based on labor costs toward the objectives of developing scientific and technological innovation as well as brand creation. Under the auspices of China’s Twelfth Five Year Plan, which was implemented in 2011, the next stage for the textile and dyeing industries in China is to strengthen pollution control, according to the Bureau of Economic Operation under the National Development and Reform Commission.

In support of this objective, we are continuing our efforts to develop and implement next-generation low energy consumption and high heating efficiency features to our machines. The current emphasis of our efforts continues to be on increasing automation features in our existing products and implementing power line communication technology throughout our production facilities to enable our customers to reduce their use of electricity and water.

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

Source of Supply

Stainless steel is the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd.  In 2014 and 2013, our purchases of steel from Wuxi City Fanshun Materials Co., Ltd accounted for approximately 20% and 27%, respectively, of our total purchases. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. For the textile machinery business, the price of steel can have more significant impact.  Any significant rise in the price of or demand for stainless steel could have an adverse effect on our results of operations.  Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business, particularly on our dyeing and finishing segment.  To the extent that we are not able to pass along price increases for stainless steel to our forging customers, these factors will affect this segment as well.

Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We incurred research and development expense in the amount of $116,061 and $92,803 related to the development and improvement of our new dyeing machinery in 2014 and 2013, respectively.  In our forged rolled rings and related product segment, we plan to concentrate our product development efforts on developing enhancement of rolled rings and related products principally for the wind power and other industries.

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

Our products must also comply with applicable environmental regulations, and we believe we are in material compliance with all applicable environmental laws and regulations applicable to our products.

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

Since our ISO certifications expire in 2015, in connection with the renewal process, we will be subject to inspection of our facilities by Beijing Zhen Xing Industry Management System Certification Ltd., an independent inspection company, before the expiration dates. If any violation is found, the inspection company will recommend appropriate corrections and issue the renewed certifications once the related corrections are made and our facilities pass inspection to confirm compliance.

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

Draft Foreign Investment Law

On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law with an explanatory note. The draft Foreign Investment Law, if and when promulgated, will replace and integrate the three existing laws over foreign investment, the Law of the PRC on Chinese-Foreign Equity Joint Ventures, the Wholly Foreign-owned Enterprise Law and the Law of the PRC on Sino-foreign Cooperative Enterprises. The draft Foreign Investment Law was formulated with a view to opening wider to the outside, promoting and regulating foreign investment, protecting the legitimate rights and interests of foreign investors, safeguarding national security and public interests, and facilitating the healthy development of the socialist market economy. MOFCOM has requested comments from the public on the draft Law by February 17, 2015.

Some of the more significant concepts in the draft Foreign Investment Law include the following:

Effective Control

The proposed law has adopted the concept of effective control in the foreign investment area. The draft Foreign Investment Law notes that a company established in China but controlled by foreign investors shall be deemed a foreign investor and foreign entities controlled by Chinese investors can, in some circumstances, be deemed Chinese domestic investors. According to the draft Foreign Investment Law, “control” refers to several circumstances including the contractual control by imposing decisive influences on the operation, finance, personnel or technology of the enterprise by contract, trust or other means.

Negative List Management

Most foreign investments will not need pre-approval as was previously required. It means that the Chinese market could be more open and efficient in some sectors to set up foreign invested companies. However, the draft Foreign Investment Law sets out a Negative List, or Catalogue of Prohibitions. Foreign investors are not allowed to invest in any sector set out in the Catalogue of Prohibitions. Further, a Catalogue of Restrictions will note those sectors with restrictions imposed on foreign investors. The use of Negative lists represents a method of management or administration of foreign investments.

How domestic VIEs, potentially deemed to be foreign enterprises under the draft Foreign Investment Law and currently operating in Negative List sectors, will be treated is unclear.

National Security Reviews

The draft Foreign Investment Law also establishes a united foreign investment national security review system which will conduct examinations on the foreign investments that endangers or may endanger the national security.

Information Reporting System

The draft Foreign Investment Law establishes a foreign investment information reporting system. The new rules include submission of a foreign investment report (such as when setting up a company), a report of any Changes of Foreign Investment (any adjustments of investment) and an annual report. Generally, reporting obligations arise when a foreign investor purchases not less than 10% of the stock of a domestic entity, or less than 10% but the purchase results in a change of control of the domestic entity.

Supervision and Inspection

The draft Foreign Investment Law establishes a mechanism for the supervision and inspection of foreign investors and foreign invested enterprises from industrial and commercial, taxation, foreign exchange, auditing and other administrative departments. The government’s eye on foreign investments and foreign investment management has shifted from the approval prior to a foreign invested company being established to the supervision and inspection after it is set up.

PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations. If the PRC government determines that our contractual arrangements do not comply with applicable laws and regulations, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, or take other regulatory or enforcement actions against us that could be harmful to our business. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

Intellectual Property Rights

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We hold eight Chinese patents, all of which relate to our dyeing products.   The patents were issued by the State Intellectual Property Office of the People’s Republic of China in November 2012, as to the first patent, and June 2013 as to the other five and September 2014 as to the last two.  Under the PRC patent laws, the first six patents and the last two patents give us the exclusive right to use the patented process or product for a period of ten years and twenty years, respectively.

The following table sets forth information concerning our patents.

Patent No.	Description	Expiration
ZL 2012 2 0165878.7	a process to enable more-effective cloth washing in dyeing machines under high temperature and pressure	November 2022
ZL 2012 2 0752919.2	atomizer of airflow dyeing machine	June 2023
ZL 2012 2 0752924.3	mechanical seal for dyeing machine	June 2023
ZL 2012 2 0752922.4	horizontal manipulated devices for dyeing machine	June 2023
ZL 2012 2 0752921.X	dyeing liquid atomizing device for dyeing machine	June 2023
ZL 2012 2 0752917.3	dyeing liquid mixing device for dyeing machine	June 2023
ZL 2013 1 0004772.8	hot air circulation system of air flow dyeing machines	September 2034
ZL 2013 1 0004736.1	hot air circulation system of air flow dyeing machines	September 2034

We intend to apply for more patents to protect our core technologies.  We also have confidentiality and non-competition policies in place as part of our company employment guideline which is given to each employee, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

Employees

As of March 30, 2015, we had 174 full time employees. Of these, 128 employees are in the dyeing and finishing segment (ten executives, managers and administrative staff, four accounting staff, three quality control staff, three engineers and technicians, six marketing and salespeople, three purchasing staff and 99 manufacturing staff) and 46 employees are with our forged rolled rings and related products segment (seven executive, managers and administrative staff, two accounting staff, three salespeople, one purchasing staff, and 33 manufacturing staff.).

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

Wind power account for a small percentage of the power generated in the PRC, and our ability to market to this segment is dependent upon both an increased acceptance of wind power as an energy source in the PRC and the acceptance of our products. We are making the financial and manpower commitment in our belief that there will be an increased demand for wind power in China and elsewhere and that the companies that manufacture wind power generation equipment and other equipment that uses our products will purchase our products. We cannot assure you that we will be able to successfully develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations.

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

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2014, we had outstanding short-term bank loans of approximately $3.1 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

Our ISO certifications expire in 2015, and our failure to maintain these certifications could impair our ability to obtain customers for our products.

Since our ISO certifications expire in 2015, we need to complete the renewal process in order to continue to maintain these certifications. The renewal process requires an inspection of our facilities by an independent inspection company. Our failure to maintain, or any delay in obtaining, a continuation of our ISO certification could impair our ability to attract business which could affect both our revenue and our gross margin.

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

As of March 30, 2015, our officers and directors and members of their families beneficially owned approximately 38.1% of our outstanding voting shares. Our by-laws provide that a quorum for action by stockholders is one-third of the outstanding shares. Consequently, these stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Approximately 11.5% of our forged rolled rings and related products revenue and all of our dyeing and finishing equipment business is conducted by the Huayang Companies, which are variable interest entities that are owned by our chief executive officer and his wife and whose financial results are included with ours because the Huayang Companies are deemed as variable interest entities and we are the sole beneficiary of their operations.  The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies.  Pursuant to these agreements, we are responsible for the operations of the Huayang Companies and receive the benefits of those operations.  However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreement.  Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

Because our chief financial officer is not a full-time employee, we do not have the same level of financial control which we would have if we had a full-time chief financial officer at our facilities.

Our chief financial officer does not work for us on a full-time basis and also serves as chief financial officer of other companies. His primary office is in the United States rather than in China, where our facilities are located. As a result, we do not have the same controls that we would have if our chief financial officer were located at our offices in China and was employed by us on a full-time basis, and our chief executive’s services for other companies may detract from his services for us.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure and because our business is conducted in the PRC, investors may find investing in our common shares less attractive as a result, which could have an adverse effect on our stock price.

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

There are significant uncertainties under the Draft Foreign Investment Law relating to the status of businesses in China controlled by foreign invested enterprises primarily through contractual arrangements, such as our business.

On January 19, 2015, MOFCOM published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Draft Foreign Investment Law, which is open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The draft Foreign Investment Law utilizes the concept of “actual control” for determining whether an entity is considered to be a foreign-invested enterprise, and defines “control” broadly to include, among other things, voting or board control through contractual arrangements.

The draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” Because the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIE’s operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements. It states that entities established in China but controlled by foreign investors will be treated as foreign-invested enterprises, while entities set up outside of China which are controlled by PRC persons or entities, would be treated as domestic enterprises after completion of market entry procedures.

There is substantial uncertainty regarding the draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. While such uncertainty exists, we cannot assure you that the new foreign investment law, when it is adopted and becomes effective, will not have a material and adverse effect on our ability to conduct our business through our contractual arrangements.

If the draft Foreign Investment Law is enacted and goes into effect in its current form, if we are deemed to have a non-PRC entity as a controlling shareholder, the provisions regarding control through contractual arrangements could reach our VIE arrangements, and as a result our VIEs could become subject to restrictions on foreign investment, which may materially impact the viability of our current corporate structure and operations. Specifically, we may be required to modify our corporate structure, change our current scope of operations, obtain approvals or face penalties or other additional requirements, compared to entities which do have PRC controlling shareholders.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

As Circular 37 is newly-issued, it is unclear how these regulations will be interpreted and implemented. In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government, including restrictions on WFOE’s ability to pay dividends or make distributions to us and on our ability to increase our investment in the WFOE.

Although we believe that our agreements relating to our structure are in compliance with current PRC regulations, we cannot assure you that the PRC government would agree that these contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

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

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are continuing to institute changes to satisfy our obligations in under the Sarbanes-Oxley Act. In Item 9A of this annual report, we report that our disclosure controls and procedures and our internal controls over financial reporting were not adequate at December 31, 2014.  We are continuing to institute changes to satisfy our obligations under the Sarbanes-Oxley Act.  Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. We presently intend to retain all earnings, if any, to implement our business plan; and we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main office and our manufacturing facilities are located in Wuxi, China, in seven buildings with approximately 215,000 square feet. We have been issued a land use right certificate for the land until June 7, 2015 by the municipal government of Wuxi City, which may be renewed at our option with no expected capital requirement. We plan to begin the renewal process in May 2015. The seven buildings are an office building, warehouse, raw material processing hall, metal processing hall, assembling hall, laboratory and quality control, and guard house. We believe that our existing facilities are well maintained and in good operating condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Capital Market under the symbol “CLNT” since December 29, 2011. Our stock was previously traded on The NASDAQ Global Market under the symbol “CLNT” from June 16, 2011 to December 28, 2011 and under the symbol “CWS” from December 24, 2009 until June 15, 2011. Prior to December 24, 2009, it was traded on the OTC Bulletin Board under the symbol “CHWY” from October 13, 2009 until December 23, 2009, and prior to October 13, 2009, it was traded under the symbol “CWSI.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2013 and 2014. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2013		2014
	High	Low	High	Low
First quarter	$4.70	$3.18	$6.41	$5.11
Second quarter	9.70	2.97	6.41	5.25
Third quarter	6.85	4.94	5.76	4.03
Fourth quarter	$7.36	$5.07	$4.40	$2.94

On March 27, 2015, the last sale price of our common stock as reported by NASDAQ was $3.70 per share.

Shareholders

As of March 30, 2015, we had approximately 1,118 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	256,509
Equity compensation plan not approved by security holders	0	$0	0

In January 2010, our board of directors adopted, and in March 2010, the stockholders approved, the 2010 long-term incentive plan (the “2010 plan”), covering 200,000 shares of common stock.  In October 2013, the directors adopted and in December 2013, the stockholders approved, an amendment to the 2010 plan which increased the number of shares subject to the 2010 plan from 200,000 shares to 500,000 shares. As of December 31, 2014, there were 256,509 shares of common stock available for issuance pursuant to the 2010 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of unregistered securities during the fourth quarter of 2014.

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

The following table sets forth information as to revenue of our forged rolled rings and related components and dyeing and finishing equipment segments in dollars and as a percent of revenue (dollars in thousands):

	Years Ended December 31,
	2014		2013
	Dollars	%	Dollars	%
Forged rolled rings and related components:
wind power industry	$14,781	19.4%	$14,816	20.5%
other industries	18,969	25.0%	18,960	26.3%
Total forged rolled rings and related components	33,750	44.4%	33,776	46.8%
Dyeing and finishing equipment	42,209	55.6%	38,337	53.2%
Total	$75,959	100.0%	$72,113	100.0%

The factors that affected our revenue, gross margin and net income in both of our segments during the year ended December 31, 2014, which are described below, are likely to continue to affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

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

Revenue from our forged rolled rings and related components segment for the year ended December 31, 2014 remained materially consistent as compared to the year ended December 31, 2013. The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term, other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We believe that there is a degree of market saturation and we expect that our combined revenues from wind and non-wind customers of forged rolled rings and related components will continue at the current rate for the near future.

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and represents the best prospect for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall, although difficulties in transmission of electricity generated by wind power continues to affect and the recent decline in oil prices is affecting the market for wind power energy and other sources of renewable energy. We believe that wind power will see its share of China’s national energy mix gradually increase. While interest in wind power is increasing in many countries, we do not have the infrastructure and personnel to market our products in countries other than China, we are continuing to limit our sales and marketing efforts to China to wind power customers and increased our sales and marketing efforts to the oil and gas industry.

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment increased $3.9 million, or 10.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. We believe that the increase reflects both our marketing effort for our new airflow dyeing units, which use air instead of water which is used in the traditional dyeing process, and the response to China’s stricter environmental standards for the dyeing industry. We believe that our air-flow technology, which is designed to enable users to meet China’s stricter environmental standards, provides the customer with reduced input costs, fewer wrinkles, less damage to the textile and reduced emissions. With the growing acceptance of our new dyeing technology and the China government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future, and the expansion of our manufacturing facilities has been primarily for the dyeing and finishing equipment segment.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 49% of our purchases of raw materials for the year ended December 31, 2014. No other supplier accounted for 10% or more of our purchases during the year ended December 31, 2014.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	5 - 20	Years
Manufacturing equipment	5 - 10	Years
Office equipment and furniture	5	Years
Vehicle	5	Years

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

Equipment Held for Operating Lease and Rental Revenue; Equipment Held for Sale

At December 31, 2013, we reflected ESR equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on our consolidated balance sheet based on an operating lease that was signed in March 2014. We made a determination with respect to the lease whether it should be accounted for as operating lease or financing lease. The classification criteria is based on estimates regarding the fair value of the leased ESR equipment, minimum lease payments, the economic life of the equipment, the existence of a bargain purchase option, and certain other terms in the lease agreement. We believe the lease should be accounted for as operating lease and that, at December 31, 2013, the equipment should be accounted for as equipment held for operating lease. We measure long-lived assets being leased at the lower of carrying amount or fair value, less associated costs to lease.

In March 2014, we signed an operating lease agreement related to the lease of such equipment for a period of eight years. Equipment held for operating lease is depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease is recognized as a reduction of rental income on a straight-line basis. For the year ended December 31, 2014, the rental income was $605,214 and the related depreciation on the equipment held for operating lease was $503,675, respectively. The lessee stopped using the equipment and stopped paying its lease payments in early 2015 and we have not found and do not expect to find other potential lessees in 2015. Therefore, we reclassified the equipment held for operating lease to equipment held for sale at December 31, 2014.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2014 and 2013, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

Rental income is recognized on a straight-line basis over the term of the operating lease and is presented net of depreciation

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Income Taxes

We are governed by the income tax laws of the PRC and the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes”, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

The following table sets forth the results of our operations for the years ended December 31, 2014 and 2013 indicated as a percentage of net revenues (dollars in thousands):

	Years Ended December 31,
	2014		2013
	Dollars	Percentage	Dollars	Percentage
Revenues	$75,959	100.0%	$72,113	100.0%
Cost of revenues	58,218	76.6%	54,447	75.5%
Gross profit	17,741	23.4%	17,666	24.5%
Operating expenses	8,831	11.7%	6,273	8.7%
Income from operations	8,910	11.7%	11,393	15.8%
Other income (expenses)	(83)	(0.1)%	(208)	(0.3)%
Income before provision for income taxes	8,827	11.6%	11,185	15.5%
Provision for income taxes	4,561	6.0%	3,000	4.1%
Net income	4,266	5.6%	8,185	11.4%
Other comprehensive income:
Foreign currency translation adjustment	(408)	(0.5)%	2,752	3.8%
Comprehensive income	$3,858	5.1%	$10,937	15.2%

The following table sets forth information as to the revenues, gross profit and gross margin for our two business segments for the years ended December 31, 2014 and 2013 (dollars in thousands).

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2014
Revenues	$33,750	$42,209	$75,959
Cost of revenues	$25,768	$32,450	$58,218
Gross profit	$7,982	$9,759	$17,741
Gross margin	23.6%	23.1%	23.4%

	Forged rolled rings and related products	Dyeing and finishing equipment	Total
	Year ended December 31, 2013
Revenues	$33,776	$38,337	$72,113
Cost of revenues	$25,598	$28,849	$54,447
Gross profit	$8,178	$9,488	$17,666
Gross margin	24.2%	24.7%	24.5%

Revenues. For the year ended December 31, 2014, we had revenues of $75,959,000, as compared to revenues of $72,113,000 for the year ended December 31, 2013, an increase of $3,846,000 or approximately 5.3%. The increase in revenue for the year ended December 31, 2014 was primarily attributable to an increase in revenue from our dyeing segment. Our revenues from forged rolled rings and related products were substantially the same as for 2013. The change in revenues is summarized as follows (dollars in thousands):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	(Decrease) Increase	Percentage Change
Forged rolled rings and related products
Wind power industry	$14,781	$14,816	$(35)	(0.2)%
Other industries	18,969	18,960	9	0.0%
Total forged rolled rings and related products	33,750	33,776	(26)	(0.1)%
Dyeing and finishing equipment	42,209	38,337	3,872	10.1%
Total revenues	$75,959	$72,113	$3,846	5.3%

Forged rolled rings and related products segment

For the year ended December 31, 2014, revenue from the sale of forged rolled rings and related products to wind power industry and other industries remained materially constant as compared to the year ended December 31, 2013. We anticipate sales volumes of forged rolled rings and related products to customers in the wind power industry and other industries will remain around their current level for the near future.

Dyeing and finishing equipment segment

For the year ended December 31, 2014, revenues from the sale of dyeing and finishing equipment increased by approximately $3,872,000 or 10.1% as compared to the year ended December 31, 2013. The increase in revenue from the sale of dyeing and finishing equipment for the year ended December 31, 2014 was primarily attributable to our marketing efforts and the effects of the policies of the PRC local governments to encourage the purchase of low-emission airflow dyeing machine which are intended to reduce pollution from the dyeing process and the increase of a new style of dyeing machinery to meet our customers’ demand. With the growing acceptance of our new dyeing technology and the Chinese government’s mandate to phase out obsolete machinery in China’s textile industry, we expect our revenue from this segment will continue to increase in the near future, although at a lower rate than in previous periods. We continue to develop new styles of dyeing machines such as a new air-fluid, dual-use dyeing machine which uses both air flow and fluid flow in the dyeing process. It allows users to customize the dyeing process according to the specific type of textile. It is equipped with a series of specialized and patented components, including nozzles, cloth wheels and cloth spreaders, which are designed to permit greater color evenness and reduce defects. It can be used on a wider range of textiles and uses 60% to 70% less water, about 30% less power and 40% to 50% less steam than traditional models of high-temperature, high-pressure dyeing machines and reduces the use of additives by about 50% while shortening dyeing time by 1 to 2 hours.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the year ended December 31, 2014, cost of revenues was $58,218,000 as compared to $54,447,000 for the year ended December 31, 2013, an increase of $3,771,000, or 6.9%. Cost of revenues related to the manufacture of forged rolled rings and related products was $25,768,000 for the year ended December 31, 2014 as compared to $25,598,000 for the year ended December 31, 2013. Cost of revenues for the dyeing and finishing equipment segment was $32,450,000 for the year ended December 31, 2014, as compared to $28,849,000 for the year ended December 31, 2013.

Gross profit and gross margin. Our gross profit was $17,741,000 for the year ended December 31, 2014 as compared to $17,666,000 for the year ended December 31, 2013, representing gross margins of 23.4% and 24.5%, respectively.

Gross profit from forged rolled rings and related products segment was $7,982,000 for the year ended December 31, 2014 as compared to $8,178,000 for the year ended December 31, 2013, representing gross margins of approximately 23.6% and 24.2%, respectively. The decrease in our gross margin for the forged rolled rings and related products segment for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily attributed to the decline in sales prices, which was necessary to meet competition. Continued competition will continue to affect our margins as we may have difficulty increasing or maintaining prices.

Gross profit for the dyeing and finishing equipment segment was $9,759,000 for the year ended December 31, 2014 as compared to $9,488,000 for the year ended December 31, 2013, representing gross margins of approximately 23.1% and 24.7%, respectively. The decrease in our gross margin for the dyeing and finishing equipment for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily attributed to the low gross margin from a new style of dyeing machine which we introduced in the fourth quarter of 2013. For the new style dyeing machines, we operated at low production level. Therefore, there is a decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation, to cost of revenues. We expect that we can improve our gross margin from dyeing and finishing equipment segment in the near future since we anticipate we will become more efficient and be able to produce this new machine and other new machines in larger quantities.

Depreciation. Depreciation was $8,470,000 and $6,704,000 for the year ended December 31, 2014 and 2013, respectively. Depreciation for the year ended December 31, 2014 and 2013 was included in the following categories (dollars in thousands):

	Years Ended December 31,
	2014	2013
Cost of revenues	$7,245	$6,131
Operating expenses	721	573
Rental expense	504	-
Total	$8,470	$6,704

The increase in depreciation expense for cost of revenues for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is attributable to the increase in our depreciable production equipment in our dyeing and finishing equipment segment.

The increase in depreciation expense for operating expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is attributable to the increased depreciation from our newly purchased office equipment and furniture and from our office building and other improvements in the years ended December 31, 2014 and 2013.

Equipment held for sale, which was treated as equipment held for operating lease during 2014, was depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014 through December 31, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease was recognized as a reduction of rental income on a straight-line basis and is reflected in rental income, net. The lessee stopped using the equipment and stopped paying its lease payments in early 2015 and we have not found and do not expect to find other potential lessees in 2015. Therefore, we reclassified the equipment held for operating lease to equipment held for sale at December 31, 2014.

Impairment loss. For the years ended December 31, 2014 and 2013, we incurred impairment charge in operations of approximately $3,800,000 and $2,573,000, respectively, on the ESR equipment. The valuations of the ESR equipment which, at December 31, 2013 was reflected as equipment held for operating lease and as equipment held for sale at December 31, 2014 on the accompanying balance sheets, and the amounts of the impairment charge, were based on the impairment assessments conducted on ESR equipment at December 31, 2014 and 2013. At December 31, 2014, the estimated fair value of the ESR equipment which is reflected as equipment held for sale was $422,500 and we do not expect any material impairment charges in the future on this ESR equipment.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $4,194,000 for the year ended December 31, 2014, as compared to $3,034,000 for the year ended December 31, 2013, an increase of $1,160,000 or approximately 38.2%. Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Professional fees	$343	$328
Bad debt expense (recovery)	522	(628)
Payroll and related benefits	993	1,074
Travel and entertainment	478	369
Shipping	1,373	1,291
Other	485	600
Total	$4,194	$3,034

●	Professional fees for the year ended December 31, 2014 increased by $15,000, or 4.6%, as compared to the year ended December 31, 2013. The increase was primarily attributable to an increase in accounting fees of approximately $11,000 and an increase in investor relations service fees of approximately $4,000.

●	For the year ended December 31, 2014, we recorded bad debt expense of $522,000 and accounts with the amount of approximately $27,000 were written off after exhaustive efforts at collection. For the year ended December 31, 2013, we decreased the allowance for doubtful accounts of approximately $628,000 (net of approximately $1,200,000 write-offs). During the years ended December 31, 2014 and 2013, we collected approximately $354,000 and $857,000, respectively, of accounts receivable for which we have previously reserved at December 31, 2013 and 2012, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

●	Payroll and related benefits for the year ended December 31, 2014 decreased by $81,000, or 7.5%, as compared to the year ended December 31, 2013. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $47,000 which reflected the decrease in stock-based bonuses incurred and paid to our management in 2014, and a decrease in employee salaries and related benefits of approximately $34,000 due to the stricter control in general and administrative personnel. We expect that payroll and related benefits will remain in its current level with minimal increase in the near future.

●	Travel and entertainment expense for the year ended December 31, 2014 increased by $109,000, or 29.5%, as compared to the year ended December 31, 2013. The increase was primarily attributable to the increased spending of approximately $55,000 in our travel due to increased on-site communication and discussion with our customers in order to more efficiently manage our business and compete with our competitors and the increase of approximately $54,000 in our entertainment spending in order to enhance our visibility.

●	Shipping expense for the year ended December 31, 2014 increased by $82,000, or 6.4%, as compared to the year ended December 31, 2013. The increase mainly reflects the increase in our revenues during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

●	Other selling, general and administrative expenses for the year ended December 31, 2014 decreased by $115,000, or 19.2%, as compared to the year ended December 31, 2013. The decrease was primarily attributable to a decrease in vehicle expenses of approximately $23,000, and a decrease in expense related to a one-time write-off of advances to suppliers of approximately $98,000 in 2013, offset by an increase in other miscellaneous items of approximately $6,000.

Research and development expenses. Research and development expenses was $116,000 for the year ended December 31, 2014, as compared to $93,000 for the year ended December 31, 2013, an increase of $23,000 or approximately 25.1%. We did not have any research and development activity and did not incur any research and development expense in the first quarter of 2013. Research and development expense related to the development of new dyeing and finishing products.

Income from operations. As a result of the factors described above, for the year ended December 31, 2014, income from operations amounted to $8,910,000, as compared to $11,393,000 for the year ended December 31, 2013, a decrease of $2,483,000 or 21.8%.

Other income (expense). Other income (expense) includes interest income, grant income, foreign currency transaction gain, rental income, other income and interest expense. For the year ended December 31, 2014, total other expense amounted to $83,000 as compared to total other expense $208,000 for the year ended December 31, 2013, a decrease of $125,000 or 60.3%. The decrease in other expense, net, was primarily attributable to the decrease in interest expense of approximately $62,000, due to the decrease in interest-bearing short-term bank borrowings in 2014, an increase in grant income of approximately $35,000, and an increase in rental income, net, of approximately $102,000, related to our equipment held for operating lease during 2014, offset by a decrease in foreign currency transaction gain of approximately $26,000 and a decrease in other income of approximately $43,000. Grant income represents incentives granted and received from the Chinese government to encourage technology innovation and related to the patents we received in 2013 and 2014 for devices and parts of our airflow dyeing machine. Other income includes the net amount of rental income and related depreciation which is recognized as a reduction of rental income from our equipment held for operating lease.

Income tax expense. Income tax expense was $4,561,000 for the year ended December 31, 2014, as compared to $3,000,000 for the year ended December 31, 2013, an increase of $1,561,000, or 52.0%. The increase in income tax expense was primarily attributable to an increase in income tax expense of approximately $2,166,000 resulting from the increase in allowance to reduce deferred tax asset for ESR equipment’s impairment loss to expected realizable value since we determined that it was more likely than not that the deferred tax asset related to the deductibility for PRC tax purposes of impairment losses on equipment held for sale/operating lease would not be realized, offset by a decrease in income tax expense of approximately $605,000 which reflected the decrease in taxable income generated by our operating entities in the year ended December 31, 2014.

Net income. As a result of the foregoing, our net income was $4,266,000, or $1.15 per share (basic and diluted), for the year ended December 31, 2014, as compared with $8,186,000, or $2.55 per share (basic and diluted), for the year ended December 31, 2013, a decrease of $3,919,000, or 47.9%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $408,000 for the year ended December 31, 2014, as compared to a foreign currency translation gain of $2,752,000 for the year ended December 31, 2013. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gain/loss, we had comprehensive income for the year ended December 31, 2014 of $3,858,000, compared to $10,937,000 for the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2014 and 2013, we had cash balances of approximately $7,836,000 and $1,115,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	December 31, 2014		December 31, 2013
United States	43	0.5%	411	36.8%
China	7,793	99.5%	704	63.2%
Total cash and cash equivalents	7,836	100.0%	1,115	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2013 to December 31, 2014 (dollars in thousands):

			December 31, 2013 to December 31, 2014
	December 31, 2014	December 31, 2013	Change	Percentage Change
Working capital:
Total current assets	$34,090	$23,986	$10,104	42.1%
Total current liabilities	10,493	12,864	(2,371)	(18.4)%
Working capital:	$23,597	$11,122	$12,475	112.2%

Our working capital increased $12,475,000 to $23,597,000 at December 31, 2014 from $11,122,000 at December 31, 2013. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $6,721,000, an increase in accounts receivable, net of allowance for doubtful accounts, of approximately $5,081,000, mainly due to the increase in credit periods for our customers in order to compete with our competitors and certain of our accounts receivable are from sales generated in the second half of 2014, an increase in deferred tax assets – current portion of approximately $123,000, an increase in prepaid expenses and other current assets of approximately $79,000, a decrease in bank acceptance notes payable of approximately $199,000, a decrease in accounts payable of approximately $639,000, a decrease in advances from customers of approximately $960,000 and a decrease in income taxes payable of approximately $1,092,000 due to the payments made to China tax authority in year 2014, offset by a decrease in restricted cash of approximately $199,000, a decrease in notes receivable of approximately $590,000, a decrease in inventories, net of reserve for obsolete inventories, of approximately $493,000, a decrease in advances to suppliers of approximately $130,000, a decrease in prepaid VAT on purchases of approximately $489,000, an increase in accrued expenses of approximately $160,000 and an increase in VAT and service taxes payable of approximately $374,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $12,158,000 for the year ended December 31, 2014 as compared to $11,469,000 for the year ended December 31, 2013, an increase of $689,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2014 primarily reflected net income of $4,266,000 and the add-back of non-cash items primarily consisting of depreciation of $8,470,000, amortization of land use rights of $96,000, an increase in allowance for doubtful accounts of $522,000, an increase in allowance for deferred tax assets of $2,166,000, a loss on impairment of equipment held for operating lease of $3,800,000 and stock-based compensation of $376,000, and changes in operating assets and liabilities primarily consisting of a decrease in notes receivable of $586,000, a decrease in inventories of $471,000, a decrease in prepaid value-added taxes on purchases of $487,000, a decrease in advances to suppliers of $126,000, an increase in accrued expenses of $164,000, an increase in VAT and service taxes payable of $375,000, offset primarily by an increase in accounts receivable of $5,669,000, an increase in deferred tax assets of $1,080,000, a decrease in accounts payable of $872,000, a decrease in income taxes payable of $1,077,000, and a decrease in advances from customers of $953,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2013 primarily reflected net income of $8,186,000 and the add-back of non-cash items primarily consisting of depreciation of $6,704,000, amortization of land use rights of $95,000, an increase in inventory reserve of $41,000, a loss on impairment of equipment held for lease of $2,573,000, and stock-based compensation of $423,000, which was offset by a decrease in allowance for doubtful accounts of $628,000 mainly due to the collection of approximately $857,000 accounts receivable for which we have previously reserved for at December 31, 2012, and changes in operating assets and liabilities primarily consisting of a decrease in inventories of $1,304,000, offset primarily by an increase in notes receivable of $605,000, an increase in accounts receivable of $4,126,000, a decrease in accounts payable of $1,810,000, a decrease in accrued expenses of $113,000, a decrease in income taxes payable of $129,000, and a decrease in advances from customers of $453,000.

For the year ended December 31, 2014, net cash flow used in investing activities reflects the purchase of property and equipment of $11,059,000, offset by refunds of payments of approximately $3,991,000 made by us with respect to purchase orders we had cancelled. We examined and found some faults on the machinery delivered to us in the fourth quarter of 2014. Therefore, we cancelled the purchase order and we returned the machinery to the supplier and received a refund of approximately $2,000,000, representing the payment which we had made. In addition, in the fourth quarter of 2014, a supplier did not deliver equipment because the supplier advised us that it could not import an important component necessary to complete our order on time. We cancelled the order and received refund of approximately $1,500,000, representing our advance payment for the equipment. Also, in the fourth quarter of 2014, we cancelled a purchase order and received a refund of approximately $491,000, representing the payment we had made with respect to the order. For the year ended December 31, 2013, net cash flow used in investing activities reflects the purchase of property and equipment of $14,634,000.

Net cash flow provided by financing activities was $1,624,000 for the year ended December 31, 2014 as compared to net cash flow provided by financing activities of $2,804,000 for the year ended December 31, 2013. During the year ended December 31, 2014, we received proceeds from bank loans of $3,907,000, proceeds from the decrease in restricted cash of $195,000 and net proceeds from sale of common stock of approximately $1,624,000 to our chief executive officer and his wife, offset by the repayments of bank loans of $3,907,000 and the decrease in bank acceptance notes payable of $195,000. During the year ended December 31, 2013, we received proceeds from bank loans of $5,654,000, proceeds from an increase in bank acceptance notes payable of $678,000, and net proceeds from sale of common stock of $2,389,000, offset by the repayments of bank loans of $4,846,000, repayments of principal on capital lease obligations of $392,000 and the increase in restricted cash of $678,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,095	$3,095	$-	$-	$-
Bank acceptance notes payable	489	489	-	-	-
Total	$3,584	$3,584	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the year ended December 31, 2014, we had unrealized foreign currency translation loss of $408,386, because of changes in the exchange rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2014.

A major hurdle of our internal control efforts was the segregation of duties and installation of a company-wide Enterprise Resource Planning (“ERP”) system which are important parts of a good internal control system. During the year ended December 31, 2014, due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

We currently have no plans to expand our ERP system during 2015 and have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2014. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	59	Chief executive officer, chairman and director
Adam Wasserman	50	Chief financial officer
Tianxiang Zhou[2,3]	76	Director
Xi Liu[1,2,3]	46	Director
Frank Zhao[1]	39	Director
Furen Chen[1,2,3]	70	Director

[1]	Member of the audit committee.
[2]	Member of the compensation committee.
[3]	Member of the corporate governance/ nominating committee.

Jianhua Wu has been our chief executive officer, chairman and a director since the completion of the reverse acquisition in November 2007. Mr. Wu founded our predecessor companies, the Huayang Companies, Dyeing and Heavy Industries in 1995 and 2004, respectively, and was executive director and general manager of these companies prior to becoming our chief executive officer. Mr. Wu is a certified mechanical engineer. Mr. Wu is qualified to serve as a director because of his experience with us as our chief executive officer.

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

Frank Zhao, who is also known as Ming Zhao, has been a director since April 2014. Mr. Zhao has been chief financial officer of China Jo-Jo Drugstores, Inc. since August 2011, having served as executive assistant to the chief executive officer and chief financial officer from September 2010 until July 2011.  From July 2006 until August 2010, Mr. Zhao was a senior auditor with Sherb & Co., LLP.  While at Sherb, Mr. Zhao was a senior auditor who worked on the audit of the Company’s financial statements.  From December 2002 to July 2003, Mr. Zhao worked as financial analyst at Microsoft Corporation. Mr. Zhao received a bachelor of accounting degree from Central University of Finance and Economics in Beijing, China, and his master of Professional Accounting from the University of Washington.  Mr. Zhao completed the course work for a PhD in accounting from Florida Atlantic University, but did not complete his dissertation. Mr. Zhao’s accounting and auditing experience background is important to us as we improve our financial accounting controls.

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

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Frank Zhao, Xi Liu and Furen Chen, with Mr. Frank Zhao serving as chairman. The compensation committee is comprised of Tianxiang Zhou, Xi Liu and Furen Chen, with Mr. Tianxiang Zhou as chairman. The corporate governance/nominating committee is comprised of Xi Liu, Furen Chen, and Tianxiang Zhou, with Mr. Xi Liu as chairman.

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

The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally. If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. We are in the process of amending our compensation committee charter to meet the requirements of Nasdaq.  The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers, as well as the requirement to consider six independence factors before selecting, or receiving advice from, such advisers.

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

The board and its committees held the following number of meetings during 2014:

Board of directors	4
Audit committee	4
Compensation committee	0
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2014.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2014.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2014, Mr. Wu and Mr. Wasserman and Mr. Zhao were late in the filing of one or more Form 4 or Form 3 filings.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2014 and 2013 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2014. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu, chief executive officer (1)	2014 2013	32,556 28,241	0 0	110,600 102,250	0 0	143,156 130,491

Adam Wasserman, chief	2014	52,000	0	98,303	0	150,303
financial officer (2)	2013	52,000	0	103,332	0	155,332

(1)	Mr. Wu’s 2014 compensation consisted of salary of $32,556 and 20,000 shares of common stock, valued at $110,600. Mr. Wu’s 2013 compensation consisted of salary of $28,241and 25,000 shares of common stock, valued at $102,250.

(2)	Mr. Wasserman has been our chief financial officer since December 2012. Mr. Wasserman’s compensation is paid to CFO Oncall Inc. where he serves as chief executive officer. Mr. Wasserman’s 2014 compensation included salary of $52,000 and 15,000 shares of common stock, valued at $98,303. Mr. Wasserman’s 2013 compensation included salary of $52,000 and 23,015 shares of common stock, valued at $103,332.

Employment Agreement

Pursuant to an employment agreement dated December 10, 2012, Adam Wasserman receives compensation at the annual rate of $52,000. In addition, Mr. Wasserman was granted 19,603 shares of common stock pursuant to our long-term incentive plan. The agreement had a term commencing December 10, 2012 through March 31, 2014 and continues on a month-to-month basis thereafter unless terminated by either party.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2014. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Tianxiang Zhou	0	0	0
Xi Liu	0	0	0
Furen Chen	0	0	0
Baowen Wang (1)	0	0	0
Frank Zhao (2)	4,850	19,355	24,205

(1) Baowen Wang resigned as a director of us on April 24, 2014.

(2) Frank Zhao has been our director since April 2014.

2010 Long-Term Incentive Plan

In January 2010, the board of directors adopted, and in March 2010, the stockholders approved the 2010 long-term incentive plan, covering 200,000 shares of common stock. In October 2013, the board of directors adopted and in December 2013, the stockholders approved, an amendment to the 2010 plan which increased the number of shares subject to the 2010 plan from 200,000 shares to 500,000 shares. The 2010 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2010 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The board has granted the compensation committee the authority to administer the 2010 plan. Members of the committee are not eligible for stock options or stock grants pursuant to the 2010 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2014, we had issued a total of 243,491 shares of common stock pursuant to this plan.

The following table sets forth information as options outstanding on December 31, 2014.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0
Adam Wasserman	0	0	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;
●	each current officer named in the summary compensation table;
●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu (1) (3)	1,129,659	28.7%
Adam Wasserman (5)	41,286	1.0%
Lihua Tang (1) (3)	1,129,659	28.7%
Maxworthy International Limited (1)	544,267	13.8%
Yunxia Ren (2) (4)	327,274	8.3%
Haoyang Wu (2) (4)	327,274	8.3%
Xi Liu	0	0.0%
Tianxiang Zhou	0	0.0%
Frank Zhao	3,500	*
Furen Chen	0	0.0%
All current officers and directors as a group (three persons owning stock)	1,174,445	29.8%

* less than 1%.

(1)	Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd. Mr. Wu is also managing director of Maxworthy. The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 544,267 shares owned by Maxworthy (ii) 340,917 shares owned by Mr. Wu and (iii) 244,475 shares owned by Ms. Tang. Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other. The address for Maxworthy is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(2)	Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang. Ms. Ren owns 259,022 shares of common stock and Mr. Wu owns 68,252 shares of common stock. Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, P.R.C.

(4)	Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City, Jiangsu Province, P.R.C.

(5)	41,000 shares are held by Adam Wasserman and 286 shares are held in the name of CFO Oncall Asia, Inc. of which Mr. Wasserman is chief executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Four of our directors, Furen Chen, Frank Zhao, Xi Liu, and Tianxiang Zhou, are independent directors, using the Nasdaq definition of independence. Except for Frank Zhao, Each of these directors serves on at least two of our board committees. The audit committee is comprised of Frank Zhao (chair), Xi Liu and Furen Chen, the compensation committee is comprised of Tianxiang Zhou (chair), Xi Liu, and Furen Chen, and the corporate governance/nominating committee is comprised of Xi Liu (chair), Furen Chen, and Tianxiang Zhou. Our board has determined that Mr. Zhao is an audit committee financial expert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2014	2013
Audit Fees	$105,500	$105,500
Audit Related Fees	$0	$0
Tax Fees	$5,000	$3,500
All Other Fees	$5,000	$3,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation (1)
3.2	Bylaws (2)
10.1	Agreement between the Company and Adam Wasserman, dated February 1, 2010 (3)
10.2	2010 Long-Term Incentive Plan (4)
14.1	Code of ethics and business conduct for officers, directors and employees (5)
14.2	Cleantech Solutions International, Inc. ethics hotline/whistleblower program (5)
21.0	List of subsidiaries (6)
23.1	Consent of RBSM LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 10-K filed by the Company on April 11, 2013.
(2)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(3)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2010.
(4)	Incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which was filed by the Company on October 30, 2013.
(5)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(6)	Incorporated by reference to the Company’s Form 10-K filed by the Company on March 28, 2014.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 30, 2015	CLEANTECH SOLUTIONS INTERNATIONAL, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	March 30, 2015
Jianhua Wu	(Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer	March 30, 2015
Adam Wasserman	(Principal Financial and Accounting Officer)

/s/ Tianxiang Zhou	Director	March 30, 2015
Tianxiang Zhou

/s/ Xi Liu	Director	March 30, 2015
Xi Liu

/s/ Frank Zhao	Director	March 30, 2015
Frank Zhao

/s/ Furen Chen	Director	March 30, 2015
Furen Chen

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cleantech Solutions International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cleantech Solutions International, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleantech Solutions International, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

March 30, 2015

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,835,791	$1,114,873
Restricted cash	488,719	687,353
Notes receivable	114,034	703,718
Accounts receivable, net of allowance for doubtful accounts	20,316,037	15,234,863
Inventories, net of reserve for obsolete inventories	4,241,022	4,733,558
Advances to suppliers	565,581	695,254
Prepaid VAT on purchases	-	489,302
Deferred tax assets - current portion	375,744	253,173
Prepaid expenses and other	153,260	74,030

Total Current Assets	34,090,188	23,986,124

PROPERTY AND EQUIPMENT, net	69,628,597	70,595,138

OTHER ASSETS:
Deferred tax assets - net of current portion	-	1,222,216
Equipment held for sale/operating lease	422,540	4,751,206
Land use rights, net	3,672,420	3,786,051

Total Assets	$107,813,745	$104,340,735

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,095,219	$3,109,453
Bank acceptance notes payable	488,719	687,353
Accounts payable	4,322,275	4,961,555
Accrued expenses	1,059,579	899,816
Advances from customers	495,461	1,455,740
VAT and service taxes payable	500,569	126,349
Income taxes payable	531,120	1,623,603

Total Current Liabilities	10,492,942	12,863,869

Total Liabilities	10,492,942	12,863,869

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at December 31, 2014 and 2013)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,859,986 and 3,503,502 shares issued and outstanding at December 31, 2014 and 2013, respectively)	3,860	3,503
Additional paid-in capital	33,517,857	31,532,308
Retained earnings	50,039,267	46,322,329
Statutory reserve	3,294,199	2,744,720
Accumulated other comprehensive income - foreign currency translation adjustment	10,465,620	10,874,006

Total Stockholders' Equity	97,320,803	91,476,866

Total Liabilities and Stockholders' Equity	$107,813,745	$104,340,735

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$75,958,676	$72,112,662

COST OF REVENUES	58,217,667	54,446,324

GROSS PROFIT	17,741,009	17,666,338

OPERATING EXPENSES:
Depreciation	721,449	573,090
Impairment loss	3,799,947	2,573,256
Selling, general and administrative	4,193,643	3,034,189
Research and development	116,061	92,803

Total Operating Expenses	8,831,100	6,273,338

INCOME FROM OPERATIONS	8,909,909	11,393,000

OTHER INCOME (EXPENSE):
Interest income	18,127	22,287
Interest expense	(238,226)	(300,381)
Grant income	34,835	-
Foreign currency transaction gain	1,263	27,686
Rental income, net	101,539	-
Other income	-	42,780

Total Other Income (Expense), net	(82,462)	(207,628)

INCOME BEFORE INCOME TAXES	8,827,447	11,185,372

INCOME TAXES	4,561,030	2,999,795

NET INCOME	$4,266,417	$8,185,577

COMPREHENSIVE INCOME:
NET INCOME	$4,266,417	$8,185,577

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized foreign currency translation (loss) gain	(408,386)	2,751,842

COMPREHENSIVE INCOME	$3,858,031	$10,937,419

NET INCOME PER COMMON SHARE:
Basic	$1.15	$2.55
Diluted	$1.15	$2.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,715,300	3,210,791
Diluted	3,715,300	3,210,791

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014 and 2013

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2012	-	$-	2,894,586	$2,894	$28,987,128	$38,401,734	$2,479,738	$8,122,164	$77,993,658

Sale of common stock	-	-	578,916	579	2,388,010	-	-	-	2,388,589

Common stock issued for services	-	-	30,000	30	157,170	-	-	-	157,200

Adjustment to statutory reserve	-	-	-	-	-	(264,982)	264,982	-	-

Net income for the year	-	-	-	-	-	8,185,577	-	-	8,185,577

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,751,842	2,751,842

Balance, December 31, 2013	-	-	3,503,502	3,503	31,532,308	46,322,329	2,744,720	10,874,006	91,476,866

Sale of common stock	-	-	290,984	291	1,623,400	-	-	-	1,623,691

Common stock issued for services	-	-	65,500	66	362,149	-	-	-	362,215

Adjustment to statutory reserve	-	-	-	-	-	(549,479)	549,479	-	-

Net income for the year	-	-	-	-	-	4,266,417	-	-	4,266,417

Foreign currency translation adjustment	-	-	-	-	-	-	-	(408,386)	(408,386)

Balance, December 31, 2014	-	$-	3,859,986	$3,860	$33,517,857	$50,039,267	$3,294,199	$10,465,620	$97,320,803

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,266,417	$8,185,577
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	8,469,771	6,704,386
Amortization of land use rights	96,226	95,491
Increase in inventory reserve	-	41,381
Increase (decrease) in allowance for doubtful accounts	521,928	(628,188)
Increase in allowance for deferred tax assets	2,165,677	-
Loss on impairment of equipment held for sale/operating lease	3,799,947	2,573,256
Loss on disposal of fixed assets	-	11,391
Stock-based compensation	375,989	423,112
Changes in operating assets and liabilities:
Notes receivable	586,014	(604,798)
Accounts receivable	(5,668,901)	(4,126,440)
Inventories	470,509	1,303,519
Prepaid value-added taxes on purchases	486,689	70,059
Prepaid and other current assets	(94,718)	91,666
Advances to suppliers	126,394	(81,120)
Deferred tax assets	(1,080,469)	-
Accounts payable	(872,178)	(1,809,914)
Accrued expenses	164,465	(112,797)
VAT and service taxes payable	374,512	(86,004)
Income taxes payable	(1,077,373)	(129,378)
Advances from customers	(952,885)	(452,658)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,158,014	11,468,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,058,530)	(14,633,745)
Refund of previously purchased property and equipment	3,991,405	-

NET CASH USED IN INVESTING ACTIVITIES	(7,067,125)	(14,633,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(391,963)
Proceeds from bank loans	3,906,759	5,653,824
Repayments of bank loans	(3,906,759)	(4,846,135)
Decrease (increase) in restricted cash	195,338	(678,459)
(Decrease) increase in bank acceptance notes payable	(195,338)	678,459
Net proceeds from sale of common stock	1,623,691	2,388,589

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,623,691	2,804,315

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	6,338	30,034

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,720,918	(330,855)

CASH AND CASH EQUIVALENTS - beginning of year	1,114,873	1,445,728

CASH AND CASH EQUIVALENTS - end of year	$7,835,791	$1,114,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$238,226	$300,381
Income taxes	$4,553,195	$3,129,174

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$256,082	$1,121,719

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

Through its affiliated companies and subsidiaries, the Company manufactures and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related products for the wind power industry and other industries and manufactures and sells textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. ("Heavy Industries"), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd. and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Heavy Industries was formed on May 21, 2004, and Fulland Wind Energy was formed on August 27, 2008. Beginning in April 2007, Heavy Industries began to produce large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries. In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Through Heavy Industries and Fulland Wind Energy, the Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power and other industries, including large-scale equipment used in the manufacturing process for the various industries. The Company refers to this segment of its business as the forged rolled rings and related components segment.

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment.

Basis of presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind Energy, as well as the financial statements of Huayang Companies, Dyeing and Heavy Industries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Pursuant to Accounting Standards Codification (“ASC”) Topic 810, the Huayang Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary. The Company’s relationships with the Huayang Companies and their shareholders are governed by a series of contractual arrangements between Green Power, the Company’s wholly foreign-owned enterprise in the PRC, and each of the Huayang Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of Green Power, Dyeing and Heavy Industries is an independent legal entity and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On October 12, 2007, the Company entered into the following contractual arrangements with each of Dyeing and Heavy Industries:

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2014 and 2013 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. As of December 31, 2014 and 2013, cash balances in banks in the PRC of $7,792,993 and $704,391, respectively, are uninsured.

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

At December 31, 2013, the following table presents information about equipment held for operating lease measured at fair value on a nonrecurring basis. At December 31, 2014, equipment held for operating lease was reclassified to equipment held for sale and is measured at fair value on a nonrecurring basis as shown in the following table.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014	Impairment Loss
Equipment held for sale	$-	$-	$422,540	$422,540	$3,799,947

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013	Impairment Loss
Equipment held for operating lease	$-	$-	$4,751,206	$4,751,206	$2,573,256

The Company conducted an impairment assessment on the equipment held for sale and equipment held for operating lease based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2014 and 2013, respectively. Upon completion of its 2014 and 2013 impairment analysis, the Company determined that the carrying value exceeded the fair market value on this equipment. Accordingly, for the years ended December 31, 2014 and 2013, the Company recorded an impairment loss of $3,799,947 and $2,573,256, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

At December 31, 2014 and 2013, the Company’s cash balances by geographic area were as follows:

	December 31, 2014		December 31, 2013
Country:
United States	$42,798	0.5%	$410,482	36.8%
China	7,792,993	99.5%	704,391	63.2%
Total cash and cash equivalents	$7,835,791	100.0%	$1,114,873	100.0%

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $114,034 and $703,718 at December 31, 2014 and 2013, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. During the years ended December 31, 2014 and 2013, accounts with the amount of approximately $27,000 and $1,200,000, respectively, were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-offs of accounts receivable against the allowance for doubtful accounts only impact the balance sheet accounts. During the years ended December 31, 2014 and 2013, the Company has recovered and collected approximately $354,000 and $857,000, respectively, of accounts receivable for which the Company has previously reserved for as of December 31, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,321,328 and $830,211, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $181,646 and $182,482 at December 31, 2014 and 2013, respectively.

Advance to suppliers

Advance to suppliers represents the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $565,581 and $695,254 as of December 31, 2014 and 2013, respectively.

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

Equipment held for operating lease and related rental revenue

At December 31, 2013, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for operating lease on the accompanying consolidated balance sheets. The Company made a determination with respect to the lease whether it should be accounted for as operating lease or financing lease. The classification criteria is based on estimates regarding the fair value of the leased ESR equipment, minimum lease payments, the economic life of the equipment, the existence of a bargain purchase option, and certain other terms in the lease agreement. The Company believes the lease should be accounted for as operating lease. The Company measures long-lived assets being leased at the lower of carrying amount or fair value, less associated costs to lease.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment held for operating lease and related rental revenue (continued)

In March 2014, the Company signed an operating lease agreement related to the lease of such equipment for a period of eight years. Equipment held for operating lease is depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments are recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease is recognized as a reduction of rental income on a straight-line basis. For the year ended December 31, 2014, the rental income was $605,214 and the related depreciation on the equipment held for operating lease was $503,675, respectively. The lessee stopped using the equipment and stopped paying its lease payments in early 2015 and the Company has not found and does not expect to find other potential lessees in 2015. Therefore, the Company reclassified the equipment held for operating lease to equipment held for sale at December 31, 2014.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended December 31, 2014 and 2013, the Company incurred impairment charge in operations of $3,799,947 and $2,573,256, respectively, on the electro-slag re-melted equipment. The valuations of the ESR equipment which, at December 31, 2013 was reflected as equipment held for operating lease and as equipment held for sale at December 31, 2014 on the accompanying balance sheets, and the amounts of the impairment charge, were based on the impairment assessments conducted on ESR equipment at December 31, 2014 and 2013.

Advance from customers

Advance from customers at December 31, 2014 and 2013 amounted to $495,461 and $1,455,740, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2014 and 2013, amounts allocated to installation and warranty revenues were $130,565 and $125,970, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2014 and 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $1,372,724 and $1,291,197 for the years ended December 31, 2014 and 2013, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $245,267 and $217,513 for the years ended December 31, 2014 and 2013, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of income and comprehensive income and totaled $24,175 and $18,352 for the years ended December 31, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $116,061 and $92,803 for the years ended December 31, 2014 and 2013, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2014 and 2013 was $6,338 and $30,034, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at December 31, 2014 and 2013 were translated at 6.1385 RMB to $1.00 and at 6.1104 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2014 and 2013 were 6.1432 RMB and 6.1905 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any potentially dilutive common stock outstanding during the years ended December 31, 2014 and 2013.

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended December 31,
	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$4,266,417	$8,185,577

Weighted average common stock outstanding– basic and diluted	3,715,300	3,210,791
Net income per common share - basic and diluted	$1.15	$2.55

The Company did not have any common stock equivalents at December 31, 2014 and 2013.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2014 and 2013 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2014 and 2013, accounts receivable consisted of the following:

	December 31, 2014	December 31, 2013
Accounts receivable	$21,637,365	$16,065,074
Less: allowance for doubtful accounts	(1,321,328)	(830,211)
	$20,316,037	$15,234,863

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $521,928 for the year ended December 31, 2014 and decreased the allowance for doubtful accounts in the amount of $628,188 for the year ended December 31, 2013.

During the years ended December 31, 2014 and 2013, accounts with the amount of approximately $27,000 and $1,200,000, respectively, were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-offs of accounts receivable against the allowance for doubtful accounts only impact the balance sheet accounts. During the years ended December 31, 2014 and 2013, the Company has recovered and collected approximately $354,000 and $857,000, respectively, accounts receivable for which the Company has previously reserved for at December 31, 2013 and 2012, respectively.

NOTE 3 – INVENTORIES

At December 31, 2014 and 2013, inventories consisted of the following:

	December 31, 2014	December 31, 2013
Raw materials	$835,589	$1,627,784
Work-in-process	1,454,999	1,778,650
Finished goods	2,132,080	1,509,606
	4,422,668	4,916,040
Less: reserve for obsolete inventories	(181,646)	(182,482)
	$4,241,022	$4,733,558

For the year ended December 31, 2014, the Company did not make any change for reserve for obsolete inventories. For the year ended December 31, 2013, the Company increased reserve for obsolete inventories in the amount of $41,381.

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, property and equipment consisted of the following:

	Useful life	December 31, 2014	December 31, 2013
Office equipment and furniture	5 years	$166,734	$156,810
Manufacturing equipment	5 -10 years	76,870,025	74,187,972
Vehicles	5 years	205,714	129,380
Construction in progress	-	-	477,299
Building and building improvements	5 - 20 years	26,083,624	21,487,286
		103,326,097	96,438,747
Less: accumulated depreciation		(33,697,500)	(25,843,609)
		$69,628,597	$70,595,138

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 4 – PROPERTY AND EQUIPMENT (continued)

For the years ended December 31, 2014 and 2013, depreciation expense amounted to $8,469,771 and $6,704,386, respectively, of which $7,244,647 and $6,131,296, respectively, was included in cost of revenues, $503,675 and $0 which was related to the ESR equipment held for operating lease (see note 6), respectively, was included in rental income, net, and the remainder was included in operating expenses.

Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2014 and 2013, amortization of land use rights amounted to $96,226 and $95,491, respectively. At December 31, 2014 and 2013, land use rights consisted of the following:

	Useful life	December 31, 2014	December 31, 2013
Land use rights	45 - 50 years	$4,398,598	$4,418,826
Less: accumulated amortization		(726,178)	(632,775)
		$3,672,420	$3,786,051

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:	Amount
2015	$96,300
2016	96,300
2017	96,300
2018	96,300
2019	96,300
Thereafter	3,190,920
$3,672,420

NOTE 6 – EQUIPMENT HELD FOR OPERATING LEASE/HELD FOR SALE

The Company measures long-lived assets to be leased at the lower of carrying amount or fair value, less associated costs to lease these assets. During the last quarter of 2013, the Company decided to lease the ESR equipment to a third party and negotiations took place last quarter of 2013 through March 2014.  In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB (including value-added tax, approximately $236,000 per quarter).  Accordingly, at December 31, 2013, the ESR equipment has been reflected as equipment held for operating lease on the accompanying consolidated balance sheets. The lessee stopped using the equipment and stopped paying rent in early 2015. Therefore, the Company reclassified the equipment held for operating lease to equipment held for sale at December 31, 2014. At December 31, 2014 and 2013, the Company evaluated the ESR equipment for impairment. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the years ended December 31, 2014 and 2013, the Company recorded an impairment loss on ESR equipment in the amount of $3,799,947 and $2,573,256, respectively.

Equipment held for operating lease was depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014 through December 31, 2014.  Rental payments were recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease was recognized as a reduction of rental income on a straight-line basis. For the year ended December 31, 2014, the Company recorded rental income of $605,214 and recorded related depreciation on the equipment held for operating lease of $503,675, respectively, which were included in rental income, net, on the accompanying consolidated statements of income and comprehensive income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturity. At December 31, 2014 and 2013, short-term bank loans consisted of the following:

	December 31, 2014	December 31, 2013
Loan from Agricultural and Commercial Bank, due on May 9, 2014 with annual interest rate of 7.20% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	$-	$490,966

Loan from Agricultural and Commercial Bank, due on March 20, 2015 with annual interest rate of 7.20% at December 31, 2014, secured by certain assets of the Company and repaid in March 2015 (see note 16).	488,719	-

Loan from Bank of China, due on March 1, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966

Loan from Bank of China, due on March 4, 2014 with annual interest rate of 6.27% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	490,966

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 15, 2014 with annual interest rate of 9.30% at December 31, 2013, secured by certain assets of the Company and repaid on due date.	-	818,277

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 1, 2015 with annual interest rate of 9.36% at December 31, 2014, secured by certain assets of the Company.	814,531	-

Loan from Bank of Communications, due on April 21, 2014 with annual interest rate of 6.72% at December 31, 2013 and repaid on due date.	-	327,312

Loan from Bank of Communications, due on April 23, 2014 with annual interest rate of 6.72% at December 31, 2013 and repaid on due date.	-	490,966

Loan from Bank of Communications, due on April 16, 2015 with annual interest rate of 6.72% at December 31, 2014.	325,812	-

Loan from Bank of Communications, due on April 23, 2015 with annual interest rate of 6.72% at December 31, 2014.	488,719	-

Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015 (see note 16).	488,719	-

Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015 (see note 16).	488,719	-

Total short-term bank loans	$3,095,219	$3,109,453

For the years ended December 31, 2014 and 2013, interest expense related to short-term bank loans amounted to $238,226 and $300,381, respectively, which were included in interest expense on the accompanying consolidated statements of income and comprehensive income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At December 31, 2014 and 2013, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2014	December 31, 2013
Bank of China, non-interest bearing, due and paid on January 4, 2014, collateralized by 100% of restricted cash deposited.	$-	$81,828

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 23, 2014, collateralized by 100% of restricted cash deposited.	-	327,311

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on April 15, 2014, collateralized by 100% of restricted cash deposited.	-	163,655

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 11, 2015, collateralized by 100% of restricted cash deposited.	162,907	-

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 28, 2015, collateralized by 100% of restricted cash deposited.	81,453	-

Bank of China, non-interest bearing, due on June 4, 2015, collateralized by 100% of restricted cash deposited.	81,453	-

Bank of China, non-interest bearing, due on June 15, 2015, collateralized by 100% of restricted cash deposited.	81,453	-

Bank of China, non-interest bearing, due on June 29, 2015, collateralized by 100% of restricted cash deposited.	81,453	-

Bank of China, non-interest bearing, due and paid on May 12, 2014, collateralized by 100% of restricted cash deposited.	-	81,828

Bank of Communications, non-interest bearing, due and paid on January 3, 2014, collateralized by 100% of restricted cash deposited.	-	32,731

Total	$488,719	$687,353

NOTE 9 – ACCURED EXPENSES

At December 31, 2014 and 2013, accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013
Accrued salaries and related benefits	$693,700	$581,711
Accrued professional fees	110,921	110,589
Other payables	254,958	207,516
	$1,059,579	$899,816

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 10 – INCOME TAXES

The Company accounts for income taxes pursuant to ASC 740 “Accounting for Income Taxes” that requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards and to the temporary differences related to the deduction of impairment losses in PRC for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized.

Net deferred tax assets related to the U.S. net operating loss carry forward and impairment loss on equipment held for sale/operating lease have been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s VIEs (Dyeing and Heavy Industries) and the Company’s subsidiary, Fulland Wind Energy, are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

Cleantech Solutions International, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $6,172,000 for income tax purposes through December 31, 2014, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2034. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forward to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $64 million and $60 million as of December 31, 2014 and 2013, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The Company reviews the realization of its deferred tax asset related to the deduction of impairment loss on equipment held for sale/operating lease on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the timing of reversals of future taxable differences along with any other positive and negative evidence is considered. In the fourth quarter of fiscal 2014, the Company performed an analysis related to the realization of the deferred tax asset related to the deduction of impairment loss on equipment held for sale/operating lease. As a result, the Company determined that it was more likely than not that the deferred tax asset related to the deductibility for PRC tax purposes of impairment losses on equipment held for sale/operating lease would not be realized. Therefore, the Company recorded a $2,165,677 valuation allowance related to the impairment losses as income tax expense in the year ended December 31, 2014.

The table below summarizes the Company’s income tax provision:

	Years Ended December 31,
	2014	2013
Income tax provision:
Current	$3,475,822	$2,356,481
Deferred	1,085,208	643,314
Total provision for income taxes	$4,561,030	$2,999,795

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 10 – INCOME TAXES (continued)

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2014 and 2013:

	2014	2013
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	2.5%	(9.6)%
China valuation allowance	12.3%	0.0%
U.S. valuation allowance	2.9%	2.4%
Total provision for income taxes	51.7%	26.8%

For the years ended December 31, 2014 and 2013, income tax expense related to our operations in the PRC and amounted to $4,561,030 and $2,999,795, respectively.

The tax effects of temporary differences under ASC 740 “Accounting for Income Taxes” that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net U.S. operating loss carry forward	$2,098,420	$1,844,921
Loss on impairment of equipment	2,167,335	1,222,216
Allowance for doubtful accounts and inventory reserve	375,744	253,173
Total gross deferred tax assets	4,641,499	3,320,310
Less: valuation allowance	(4,265,755)	(1,844,921)
Net deferred tax assets	$375,744	$1,475,389

The valuation allowance at December 31, 2014 and 2013 were $2,098,420 and $1,844,921, respectively, related to the U.S. net operating loss carry forward and $2,167,335 and $0, respectively, related to the impairment loss on equipment held for sale/operating lease. During the years ended December 31, 2014 and 2013, the valuation allowance was increased by approximately $2,421,000 and $274,000, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

On May 12, 2014, the Company issued 65,500 shares of common stock pursuant to its 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 15,000 shares to the chief financial officer and 3,500 shares to an independent director.  The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $362,215 in 2014.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

Common stock sold for cash (continued)

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

2010 long-term incentive plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which initially covered 200,000 shares of common stock.  In October 2013, the Company’s board of directors adopted, and in December 2013, the stockholders approved, an amendment to the 2010 long-term incentive plan to increase the number of shares of common stock subject to the plan, to 500,000 shares. The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2014, the Company had issued a total of 243,491 shares of common stock under the plan.

NOTE 12– STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2013, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Heavy Industries; accordingly, no additional statutory reserve is required for the year ended December 31, 2014. As of December 31, 2014, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Fulland Wind Energy.

For the years ended December 31, 2014 and 2013, statutory reserve activities were as follows:

	Dyeing	Heavy Industries	Fulland wind energy	Total
Balance - December 31, 2012	$373,048	$1,168,796	$937,894	$2,479,738
Addition to statutory reserve	-	-	264,982	264,982
Balance - December 31, 2013	373,048	1,168,796	1,202,876	2,744,720
Addition to statutory reserve	549,479	-	-	549,479
Balance - December 31, 2014	$922,527	$1,168,796	$1,202,876	$3,294,199

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 13 – SEGMENT INFORMATION

For the years ended December 31, 2014 and 2013, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components for the wind power and other industries segment, which also includes the manufacture of the Company’s solar industry products, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Revenues
Forged rolled rings and related components	$33,749,334	$33,775,849
Dyeing and finishing equipment	42,209,342	38,336,813
	75,958,676	72,112,662
Depreciation
Forged rolled rings and related components	4,846,273	4,355,417
Dyeing and finishing equipment	3,119,823	2,348,969
Other (a)	503,675	-
	8,469,771	6,704,386
Interest expense
Forged rolled rings and related components	90,701	141,324
Dyeing and finishing equipment	147,525	159,057
	238,226	300,381
Net income (loss)
Forged rolled rings and related components	(482,221)	3,244,455
Dyeing and finishing equipment	5,494,791	5,747,096
Other (b)	(746,153)	(805,974)
	$4,266,417	$8,185,577

Identifiable long-lived tangible assets at December 31, 2014 and 2013 by segment	December 31, 2014	December 31, 2013
Forged rolled rings and related components	$38,937,371	$43,987,670
Dyeing and finishing equipment	30,691,226	26,607,468
Equipment held for sale/operating lease	422,540	4,751,206
	$70,051,137	$75,346,344

Identifiable long-lived tangible assets at December 31, 2014 and 2013 by geographical location	December 31, 2014	December 31, 2013
China	$70,051,137	$75,346,344
United States	-	-
	$70,051,137	$75,346,344

(a)	The Company does not allocate the depreciation for equipment held for sale/operating lease to any operating segment.

(b)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 14 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues during the years ended December 31, 2014 and 2013.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
Supplier	2014	2013
A	20%	27%
B	13%	*
C	16%	*

*     Less than 10%.

The three largest suppliers accounted for 30.4% of the Company’s total outstanding accounts payable at December 31, 2014. The largest supplier accounted for 10.2% of the Company’s total outstanding accounts payable at December 31, 2013.

NOTE 15 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Heavy Industries had reached the cumulative limit as of December 31, 2014 and 2013, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of December 31, 2014 and 2013, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at December 31, 2014 and 2013 were approximately $96,519,000 and $90,291,000, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On January 7, 2015, the Company issued 80,000 shares of common stock pursuant to its 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 12,000 shares to the chief executive officer’s wife, who the Company employs in its sales department, 18,000 shares to the chief financial officer and 30,000 shares to other employees.  The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $274,400 in 2015.

In January 2015, the Company repaid short-term loan from Bank of China in the principal amount of $488,719, and borrowed $407,266 from the same bank. The new loan bears interest rate at 7.2% per annum and is due on January 12, 2016.

In January 2015, the Company repaid short-term loan from Bank of China in the principal amount of $488,719, and borrowed the same amount from the same bank. The new loan bears interest rate at 7.2% per annum and is due on January 25, 2016.

In March 2015, the Company repaid short-term loan from Agricultural and Commercial Bank in the principal amount of $488,719, and borrowed the same amount from the same bank. The new loan bears interest rate at 6.72% per annum and is due on June 7, 2015.

