Form 10-Q
period 2015-03-31
Cleantech Solutions International, Inc.,
filed 2015-05-15
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,939,986 shares of common stock are issued and outstanding as of May 15, 2015.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$12,855,900	$7,835,791
Restricted cash	409,226	488,719
Notes receivable	112,520	114,034
Accounts receivable, net of allowance for doubtful accounts	18,073,455	20,316,037
Inventories, net of reserve for obsolete inventories	5,204,565	4,241,022
Advances to suppliers	599,757	565,581
Deferred tax assets	377,552	375,744
Prepaid expenses and other	158,685	153,260

Total Current Assets	37,791,660	34,090,188

PROPERTY AND EQUIPMENT, net	67,884,885	69,628,597

OTHER ASSETS:
Equipment held for sale	424,573	422,540
Land use rights, net	3,665,902	3,672,420

Total Assets	$109,767,020	$107,813,745

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,028,269	$3,095,219
Bank acceptance notes payable	409,226	488,719
Accounts payable	5,220,009	4,322,275
Accrued expenses	546,021	1,059,579
Advances from customers	821,788	495,461
VAT and service taxes payable	259,729	500,569
Income taxes payable	171,361	531,120

Total Current Liabilities	10,456,403	10,492,942

Total Liabilities	10,456,403	10,492,942

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at March 31, 2015 and December 31, 2014)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,939,986 and 3,859,986 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	3,940	3,860
Additional paid-in capital	33,792,177	33,517,857
Retained earnings	51,145,303	50,039,267
Statutory reserve	3,430,597	3,294,199
Accumulated other comprehensive income - foreign currency translation adjustment	10,938,600	10,465,620

Total Stockholders' Equity	99,310,617	97,320,803

Total Liabilities and Stockholders' Equity	$109,767,020	$107,813,745

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$15,646,465	$17,635,271

COST OF REVENUES	12,574,433	13,361,985

GROSS PROFIT	3,072,032	4,273,286

OPERATING EXPENSES:
Depreciation	344,696	109,859
Selling, general and administrative	874,545	860,599
Research and development	28,698	26,871

Total Operating Expenses	1,247,939	997,329

INCOME FROM OPERATIONS	1,824,093	3,275,957

OTHER INCOME (EXPENSE):
Interest income	5,833	5,240
Interest expense	(57,343)	(57,727)
Grant income	-	31,887
Foreign currency transaction loss	(11)	-

Total Other Income (Expense), net	(51,521)	(20,600)

INCOME BEFORE INCOME TAXES	1,772,572	3,255,357

INCOME TAXES	530,138	858,999

NET INCOME	$1,242,434	$2,396,358

COMPREHENSIVE INCOME:
NET INCOME	$1,242,434	$2,396,358

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	472,980	(781,788)

COMPREHENSIVE INCOME	$1,715,414	$1,614,570

NET INCOME PER COMMON SHARE:
Basic	$0.32	$0.68
Diluted	$0.32	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,934,653	3,503,502
Diluted	3,934,653	3,503,502

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,242,434	$2,396,358
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,074,507	1,965,274
Amortization of land use rights	24,086	24,165
Stock-based compensation	274,400	-
Changes in operating assets and liabilities:
Notes receivable	2,054	626,267
Accounts receivable, net of allowance for doubtful accounts	2,330,169	1,438,666
Inventories	(939,030)	(1,423,313)
Prepaid value-added taxes on purchases	-	369,574
Prepaid and other current assets	(4,835)	(13,343)
Advances to suppliers	(31,318)	78,486
Accounts payable	873,118	(598,233)
Accrued expenses	(515,767)	(427,424)
VAT and service taxes payable	(242,190)	(52,228)
Income taxes payable	(360,739)	(294,175)
Advances from customers	322,533	(321,360)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,049,422	3,768,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,755)	(2,868,611)

NET CASH USED IN INVESTING ACTIVITIES	(4,755)	(2,868,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	2,200,202	981,098
Repayments of bank loans	(2,281,691)	(981,098)
Decrease in restricted cash	81,489	277,978
Decrease in bank acceptance notes payable	(81,489)	(277,978)

NET CASH USED IN FINANCING ACTIVITIES	(81,489)	-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	56,931	(13,870)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,020,109	886,233

CASH AND CASH EQUIVALENTS - beginning of period	7,835,791	1,114,873

CASH AND CASH EQUIVALENTS - end of period	$12,855,900	$2,001,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$57,343	$57,727
Income taxes	$890,876	$1,153,173

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$267,324

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Through its affiliated companies and subsidiaries, the Company manufactures and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related products for the wind power industry and other industries and manufactures and sells textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. ("Heavy Industries"), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd., and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Heavy Industries was formed on May 21, 2004. During the period from April 2007 until 2009, Heavy Industries produced large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries. Since 2009, the forged rolled rings were produced primarily by Fulland Wind Energy along with Heavy Industries. Beginning in February 2015, Heavy Industries began to produce petroleum and chemical equipment, and produces and sells a variety heat exchangers, separators, tanks, towers, cryogenic equipment, and other products. The Company refers to this new segment of its business as the petroleum and chemical equipment segment.

Fulland Wind Energy was formed on August 27, 2008. In 2009, the Company began to produce and sell forged products through Fulland Wind Energy. Through Fulland Wind Energy, the Company manufactures and machines all forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power and other industries, including large-scale equipment used in the manufacturing process for the various industries. The Company refers to this segment of its business as the forged rolled rings and related components segment.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015.The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from the audited consolidated financial statements as of December 31, 2014, but do not include all disclosures required by the U.S. GAAP.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Operating Agreement. Pursuant to the operating agreement among Green Power, the Huayang Companies and all shareholders of the Huayang Companies, Green Power provides guidance and instructions on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies’ shareholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agree to pledge their accounts receivable and all of their assets to Green Power. Moreover, each of the Huayang Companies agrees that, without the prior consent of Green Power, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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
MARCH 31, 2015

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2015 and 2014 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. As of March 31, 2015 and December 31, 2014, cash balances in banks in the PRC of $12,822,880 and $7,792,993, respectively, are uninsured.

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

At March 31, 2015 and December 31, 2014, equipment held for sale was measured at fair value on a nonrecurring basis as shown in the following table.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015	Impairment Loss
Equipment held for sale	$-	$-	$424,573	$424,573	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014	Impairment Loss
Equipment held for sale	$-	$-	$422,540	$422,540	$3,799,947

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2014. Upon completion of its 2014 impairment analysis, the Company determined that the carrying value exceeded the fair market value on this equipment. Accordingly, the Company recorded an impairment loss of $3,799,947 at December 31, 2014. The difference in the value of equipment held for sale at March 31, 2015 from December 31, 2014 reflects changes in the currency exchange ratio.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, deferred tax assets, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued expenses, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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

At March 31, 2015 and December 31, 2014, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2015		December 31, 2014
United States	$33,020	0.3%	$42,798	0.5%
China	12,822,880	99.7%	7,792,993	99.5%
Total cash and cash equivalents	$12,855,900	100.0%	$7,835,791	100.0%

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $112,520 and $114,034 at March 31, 2015 and December 31, 2014, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,327,687 and $1,321,328, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $182,521 and $181,646 at March 31, 2015 and December 31, 2014, respectively.

Advance to suppliers

Advance to suppliers represents the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $599,757 and $565,581 as of March 31, 2015 and December 31, 2014, respectively.

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

Equipment held for sale

At March 31, 2015 and December 31, 2014, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying condensed consolidated balance sheets. The Company has not found and does not expect to find any potential buyer in the next twelve months.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2015 and 2014.

Advances from customers

Advances from customers at March 31, 2015 and December 31, 2014 amounted to $821,788 and $495,461, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2015 and 2014, amounts allocated to installation and warranty revenues were $22,766 and $32,789, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2015 and December 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Shipping costs

Shipping costs are included in selling expenses and totaled $252,652 and $317,724 for the three months ended March 31, 2015 and 2014, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $68,452 and $59,841 for the three months ended March 31, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statements of income and comprehensive income and totaled $0 and $864 for the three months ended March 31, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $28,698 and $26,871 for the three months ended March 31, 2015 and 2014, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2015 and 2014 was $56,931 and $(13,870), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

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

Asset and liability accounts at March 31, 2015 and December 31, 2014 were translated at 6.1091 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2015 and 2014 were 6.1358 RMB and 6.1156 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any potentially dilutive common stock outstanding during the three months ended March 31, 2015 and 2014.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2015	2014
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,242,434	$2,396,358

Weighted average common stock outstanding– basic and diluted	3,934,653	3,503,502
Net income per common share - basic and diluted	$0.32	$0.68

The Company did not have any common stock equivalents during the three months ended March 31, 2015 and 2014.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2015 and 2014 included net income and unrealized gains (losses) from foreign currency translation adjustments.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2015 and December 31, 2014, accounts receivable consisted of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$19,401,142	$21,637,365
Less: allowance for doubtful accounts	(1,327,687)	(1,321,328)
	$18,073,455	$20,316,037

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 3 – INVENTORIES

At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$1,318,368	$835,589
Work-in-process	1,854,069	1,454,999
Finished goods	2,214,649	2,132,080
	5,387,086	4,422,668
Less: reserve for obsolete inventories	(182,521)	(181,646)
	$5,204,565	$4,241,022

For the three months ended March 31, 2015 and 2014, the Company did not make any change for reserve for obsolete inventories.

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2015 and December 31, 2014, property and equipment consisted of the following:

	Useful life	March 31, 2015	December 31, 2014
Office equipment and furniture	5 years	$172,312	$166,734
Manufacturing equipment	5 -10 years	77,239,961	76,870,025
Vehicles	5 years	206,704	205,714
Building and building improvements	5 - 20 years	26,209,151	26,083,624
		103,828,128	103,326,097
Less: accumulated depreciation		(35,943,243)	(33,697,500)
		$67,884,885	$69,628,597

For the three months ended March 31, 2015 and 2014, depreciation expense amounted to $2,074,507 and $1,965,274, respectively, of which $1,729,811 and $1,855,415, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2015 and 2014, amortization of land use rights amounted to $24,086 and $24,165, respectively. At March 31, 2015 and December 31, 2014, land use rights consisted of the following:

	Useful life	March 31, 2015	December 31, 2014
Land use rights	45 - 50 years	$4,419,766	$4,398,598
Less: accumulated amortization		(753,864)	(726,178)
		$3,665,902	$3,672,420

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:	Amount
2016	$96,763
2017	96,763
2018	96,763
2019	96,763
2020	96,763
Thereafter	3,182,087
$3,665,902

NOTE 6 – EQUIPMENT HELD FOR SALE

During the last quarter of 2013, the Company decided to lease the ESR equipment that was used in 2010 and 2011 to produce forged products for the high performance components market to a third party and negotiations took place last quarter of 2013 through March 2014. In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB, including value-added tax (approximately $236,000 per quarter). Accordingly, at December 31, 2013, the ESR equipment was reflected as equipment held for operating lease. The lessee stopped using the equipment and stopped paying rent in early 2015. The Company has not found and does not expect to find any potential buyer or other lessees in the next twelve months. Therefore, the Company reclassified the equipment held for operating lease to equipment held for sale on the accompanying consolidated balance sheets at March 31, 2015 and December 31, 2014.

Equipment held for operating lease was depreciated over its estimated useful life starting from the operating lease commencement date of April 1, 2014 through December 31, 2014. Rental payments were recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease was recognized as a reduction of rental income on a straight-line basis.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturity. At March 31, 2015 and December 31, 2014, short-term bank loans consisted of the following:

	March 31, 2015	December 31, 2014
Loan from Agricultural and Commercial Bank, due on March 20, 2015 with annual interest rate of 7.20% at December 31, 2014, secured by certain assets of the Company and repaid in March 2015.	$-	$488,719
Loan from Agricultural and Commercial Bank, due on June 7, 2015 with annual interest rate of 6.72% at March 31, 2015, secured by certain assets of the Company.	491,071	-
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 1, 2015 with annual interest rate of 9.36% at March 31, 2015 and December 31, 2014, secured by certain assets of the Company.	818,451	814,531
Loan from Bank of Communications, due on April 16, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015.	-	325,812
Loan from Bank of Communications, due on September 5, 2015 with annual interest rate of 6.42% at March 31, 2015.	818,451	-
Loan from Bank of Communications, due on April 23, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015.	-	488,719
Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015.	-	488,719
Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at March 31, 2015, secured by certain assets of the Company.	409,225	-
Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015.	-	488,719
Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at March 31, 2015, secured by certain assets of the Company.	491,071	-

Total short-term bank loans	$3,028,269	$3,095,219

For the three months ended March 31, 2015 and 2014, interest expense related to short-term bank loans amounted to $57,343 and $57,727, respectively, which were included in interest expense on the accompanying unaudited condensed consolidated statements of income and comprehensive income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At March 31, 2015 and December 31, 2014, the Company’s bank acceptance notes payables consisted of the following:

	March 31, 2015	December 31, 2014
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 11, 2015, collateralized by 100% of restricted cash deposited.	$-	$162,907
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 28, 2015, collateralized by 100% of restricted cash deposited.	-	81,453
Bank of China, non-interest bearing, due on June 4, 2015, collateralized by 100% of restricted cash deposited.	81,845	81,453
Bank of China, non-interest bearing, due on June 15, 2015, collateralized by 100% of restricted cash deposited.	81,845	81,453
Bank of China, non-interest bearing, due on June 29, 2015, collateralized by 100% of restricted cash deposited.	81,845	81,453
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on July 28, 2015, collateralized by 100% of restricted cash deposited.	163,691	-
Total	$409,226	$488,719

NOTE 9 – ACCURED EXPENSES

At March 31, 2015 and December 31, 2014, accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued salaries and related benefits	$240,039	$693,700
Accrued professional fees	46,385	110,921
Other payables	259,597	254,958
	$546,021	$1,059,579

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock issued for services

On January 7, 2015, the Company issued 80,000 shares of common stock pursuant to its 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 12,000 shares to the chief executive officer’s wife, who the Company employs in its sales department, 18,000 shares to the chief financial officer and 30,000 shares to two other employees. The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $274,400 in the three months ended March 31, 2015.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 11– STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2014, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Heavy Industries; accordingly, no additional statutory reserve is required for the three months ended March 31, 2015. As of December 31, 2014, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Fulland Wind Energy. For the three months ended March 31, 2015, statutory reserve activities were as follows:

	Dyeing	Heavy Industries	Fulland Wind Energy	Total
Balance - December 31, 2014	$922,527	$1,168,796	$1,202,876	$3,294,199
Addition to statutory reserve	74,821	-	61,577	136,398
Balance – March 31, 2015	$997,348	$1,168,796	$1,264,453	$3,430,597

NOTE 12 – SEGMENT INFORMATION

For the three months ended March 31, 2015, the Company operated in three reportable business segments - (1) the manufacture of forged rolled rings and related components segment, (2) the manufacture of textile dyeing and finishing equipment segment, and (3) the manufacture of petroleum and chemical equipment segment. For the three months ended March 31, 2014, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components segment, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three months ended March 31, 2015 and 2014 was as follows:

	2015	2014
Revenues
Forged rolled rings and related components	$7,273,612	$8,257,133
Dyeing and finishing equipment	6,523,352	9,378,138
Petroleum and chemical equipment	1,849,501	-
	15,646,465	17,635,271
Depreciation
Forged rolled rings and related components	698,441	1,217,058
Dyeing and finishing equipment	862,084	748,216
Petroleum and chemical equipment	513,982	-
	2,074,507	1,965,274
Interest expense
Forged rolled rings and related components	8,104	22,565
Dyeing and finishing equipment	35,658	35,162
Petroleum and chemical equipment	13,581	-
	57,343	57,727
Net income (loss)
Forged rolled rings and related components	613,663	1,229,436
Dyeing and finishing equipment	748,216	1,345,556
Petroleum and chemical equipment	226,429	-
Other (a)	(345,874)	(178,634)
	$1,242,434	$2,396,358

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 12 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at March 31, 2015 and December 31, 2014 by segment	March 31, 2015	December 31, 2014
Forged rolled rings and related components (b)	$22,013,701	$38,937,371
Dyeing and finishing equipment	29,977,227	30,691,226
Petroleum and chemical equipment (b)	15,893,957	-
Equipment held for sale	424,573	422,540
	$68,309,458	$70,051,137

Identifiable long-lived tangible assets at March 31, 2015 and December 31, 2014 by geographical location	March 31, 2015	December 31, 2014
China	$68,309,458	$70,051,137
United States	-	-
	$68,309,458	$70,051,137

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.
(b)	Reflects reclassification of property and equipment previously used in the forged rolled rings and related components segment to petroleum and chemical equipment segment.

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Customer	2015	2014
A	12%	*

*      Less than 10%.

The largest customer accounted for 1.0% and 0% of the Company’s total outstanding accounts receivable at March 31, 2015 and December 31, 2014, respectively.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Supplier	2015	2014
A	22%	21%
B	21%	18%
C	*	16%

*      Less than 10%.

The two largest suppliers accounted for 19.5% of the Company’s total outstanding accounts payable at March 31, 2015. The three largest suppliers accounted for 30.4% of the Company’s total outstanding accounts payable at December 31, 2014.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 14 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Heavy Industries had reached the cumulative limit as of March 31, 2015 and December 31, 2014, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of March 31, 2015 and December 31, 2014, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at March 31, 2015 and December 31, 2014 were approximately $98,577,000 and $96,519,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are currently engaged in three business segments – (1) the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components, (2) the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines, and (3) the petroleum and chemical equipment segment, in which we manufacture and sell petroleum and chemical equipment, such as reaction kettle, heat exchangers, separators, tanks, towers and other components. The petroleum and chemical equipment segment reflects sales to these industries which commenced in the first quarter of 2015. We did not operate in the petroleum and chemical equipment during the 2014 period.

The following table sets forth information as to revenues of our forged rolled rings and related components, dyeing and finishing equipment and petroleum and chemical equipment segments in dollars and as a percent of revenues (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Dollars	%	Dollars	%
Forged rolled rings and related components	$7,274	46.5%	$8,257	46.8%
Dyeing and finishing equipment	6,523	41.7%	9,378	53.2%
Petroleum and chemical equipment	1,849	11.8%	-	-
Total	$15,646	100.0%	$17,635	100.0%

The factors that affected our revenue, gross margin and net income in our segments during the three months ended March 31, 2015, which are described below, are likely to continue to affect our operations in the rest of 2015. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

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

Revenue from our forged rolled rings and related components segment decreased $1.0 million, or 11.9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term, other factors, such as economic factors and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We believe that there is a degree of market saturation for forged rolled rings and related components for wind power and other industries and we expect that our revenues from forged rolled rings and related components will remain at its current level in the near future.

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and represents the best prospect for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall, although difficulties in transmission of electricity generated by wind power continues to affect this market and the recent decline in oil prices is affecting the market for wind power energy and other sources of renewable energy.

We believe that wind power will see its share of China’s national energy mix gradually increase. While interest in wind power is increasing in many countries, we do not have the infrastructure and personnel to market our products in countries other than China, and we are continuing to limit our sales and marketing efforts to China to wind power and other industries customers.

We previously broke down the information from this segment between wind power and other industries. We no longer believe that this distinction is material. Accordingly, we are providing information as to all forged rolled rings and related components without separating the two types of customers.

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment decreased $2.9 million, or 30.4%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In the first quarter of 2015, we delayed shipments of low-emission airflow dyeing machines due to a delay in receiving scheduled payments from some of our customers with outstanding accounts receivable. In order to reduce our business risk, we tightened our credit review policies and delayed credit sales to certain customers. We expect payment from these customers and shipment of these machines in the second and third quarter of 2015. Additionally, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as customers replaced older dyeing equipment with our low-emission airflow dyeing machine in the 2014 period and orders for new low-emission airflow dyeing machines have slowed down in the first quarter of 2015. Accordingly, our revenue from dyeing and finishing equipment segment decreased in the first quarter of 2015 as compared to the 2014 period.

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

With the introduction of new machines, we expect our sales revenue from dyeing segment will remain at current level in the near future.

Petroleum and Chemical Equipment Segment

Through our petroleum and chemical equipment division, we produce and sell coal chemical equipment, formaldehyde plant and downstream products, reaction kettle, heat exchangers, separators, tanks, towers, etc. to petroleum and chemical industries. We started to sell our petroleum and chemical equipment in February 2015. Revenue from our petroleum and chemical equipment segment was $1.8 million for the three months ended March 31, 2015. The market for petroleum products is dominated by two major Chinese petroleum companies, and their capital expenditure and purchasing policy will have a significant effect both upon our ability to generate revenue from this segment and the gross margins which we can generate. Furthermore, because we sell our petroleum and chemical equipment products to a very small number of customers, the change in the purchasing policies of one or two customers could have a significant effect on our revenues from this segment.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 43% of our purchases of raw materials for the three months ended March 31, 2015. These two suppliers and one other major supplier provided approximately 55% of our purchases of raw materials for the three months ended March 31, 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and building improvements	5 – 20 Years
Manufacturing equipment	5 – 10 Years
Office equipment and furniture	5 Years
Vehicles	5 Years

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

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2015 and 2014, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth the results of our operations for the three months ended March 31, 2015 and 2014 indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Dollars	Percentage	Dollars	Percentage
Revenues	$15,646	100.0%	$17,635	100.0%
Cost of revenues	12,574	80.4%	13,362	75.8%
Gross profit	3,072	19.6%	4,273	24.2%
Operating expenses	1,248	8.0%	997	5.6%
Income from operations	1,824	11.6%	3,276	18.6%
Other income (expenses)	(52)	(0.3)%	(21)	(0.1)%
Income before provision for income taxes	1,772	11.3%	3,255	18.5%
Provision for income taxes	530	3.4%	859	4.9%
Net income	1,242	7.9%	2,396	13.6%
Other comprehensive income:
Foreign currency translation adjustment	473	3.0%	(782)	(4.4)%
Comprehensive income	$1,715	10.9%	$1,614	9.2%

The following table sets forth information as to the revenues, gross profit and gross margin for our three business segments for the three months ended March 31, 2015 and 2014 (dollars in thousands).

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Revenues	Cost of revenues	Gross profit	Gross margin %	Revenues	Cost of revenues	Gross profit	Gross margin %
Forged rolled rings and related products	$7,274	$5,923	$1,351	18.6%	$8,257	$6,167	$2,090	25.3%

Dyeing and finishing equipment	6,523	5,096	1,427	21.9%	9,378	7,195	2,183	23.3%

Petroleum and chemical equipment	1,849	1,555	294	15.9%	-	-	-	-

Total	$15,646	$12,574	$3,072	19.6%	$17,635	$13,362	$4,273	24.2%

Revenues. For the three months ended March 31, 2015, we had revenues of $15,646,000, as compared to revenues of $17,635,000 for the three months ended March 31, 2014, a decrease of $1,989,000 or 11.3%. The decrease in revenue for the three months ended March 31, 2015 was primarily attributable to a decrease in revenue from our dyeing and finishing segment and a decrease in revenue from our forged rolled rings and related products in wind power and other industries, offset by revenues generated from petroleum and chemical segment. The change in revenues is summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	(Decrease) Increase	Percentage Change
Forged rolled rings and related products	$7,274	$8,257	$(983)	(11.9)%
Dyeing and finishing equipment	6,523	9,378	(2,855)	(30.4)%
Petroleum and chemical equipment	1,849	-	1,849	NA
Total revenues	$15,646	$17,635	$(1,989)	(11.3)%

Forged rolled rings and related products segment

For the three months ended March 31, 2015, revenue from the sale of forged rolled rings and related products decreased by approximately $983,000, or 11.9% as compared to the three months ended March 31, 2014. The demand for products used in manufacturing in general, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenues and net income will be affected. We believe that there is a degree of market saturation, and we expect that our revenues from customers of forged rolled rings and related components will remain around its current level for the near future.

Dyeing and finishing equipment segment

For the three months ended March 31, 2015, revenues from the sale of dyeing and finishing equipment decreased by approximately $2,855,000 or 30.4% as compared to the three months ended March 31, 2014. In the first quarter of 2015, we delayed shipments of low-emission airflow dyeing machines due to a delay in receiving scheduled payments from some of our customers with outstanding accounts receivable. In order to reduce our business risk, we tightened our credit review policies and delayed credit sales to certain customers. We expect payment from these customers and shipment of these machines in the second and third quarter of 2015. Additionally, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as customers replaced older dyeing equipment with our low-emission airflow dyeing machine in the 2014 period and orders for new low-emission airflow dyeing machines have slowed down in the first quarter of 2015. Accordingly, our revenues from dyeing and finishing equipment segment decreased in the first quarter of 2015 as compared to the 2014 period.

Petroleum and chemical equipment segment

We sought to expand our business to oil and natural gas industries since year 2013. We received the certifications needed to serve these markets in mid-2013. However, we did not generate revenues from the petroleum and chemical industries until the first quarter of 2015. We expect that our revenues from petroleum and chemical equipment customers will have a modest increase in the near future.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended March 31, 2015, cost of revenues was $12,574,000 as compared to $13,362,000 for the three months ended March 31, 2014, a decrease of $788,000, or 5.9%. Cost of revenues related to the manufacture of forged rolled rings and related products was $5,923,000 for the three months ended March 31, 2015 as compared to $6,167,000 for the three months ended March 31, 2014. Cost of revenues for the dyeing and finishing equipment segment was $5,096,000 for the three months ended March 31, 2015, as compared to $7,195,000 for the three months ended March 31, 2014. Cost of revenues for the petroleum and chemical equipment was $1,555,000 for the three months ended March 31, 2015. Since the manufacture and sale of the petroleum and chemical products commenced in the first quarter of 2015, we had neither revenues nor cost of revenues from this segment in the first quarter of 2014.

Gross profit and gross margin. Our gross profit was $3,072,000 for the three months ended March 31, 2015 as compared to $4,273,000 for the three months ended March 31, 2014, representing gross margins of 19.6% and 24.2%, respectively.

Gross profit from forged rolled rings and related products segment was $1,351,000 for the three months ended March 31, 2015 as compared to $2,090,000 for the three months ended March 31, 2014, representing gross margins of approximately 18.6% and 25.3%, respectively. The decrease in our gross margin for the forged rolled rings and related products segment for the three months ended March 31, 2015 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, combined with a modest increase in labor costs. We expect that our gross margin will remain at its current level and we can only improve our gross margin from forged rolled rings and related products segment to the extent that we can become more efficient by increasing our production.

Gross profit for the dyeing and finishing equipment segment was $1,427,000 for the three months ended March 31, 2015 as compared to $2,183,000 for the three months ended March 31, 2014, representing gross margins of approximately 21.9% and 23.3%, respectively. The decrease in our gross margin for the dyeing and finishing equipment for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributed to inefficiencies resulting from the decline in revenues and the production of new styles of dyeing and finishing machines. We typically recognize a lower gross margin on new styles of equipment due to the small quantities being produced. Such inefficiencies, including the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues over a small number of units being produced, and a modest increase in labor costs, adversely effected our gross profit and gross margin. We expect that we can improve our gross margin from dyeing and finishing equipment segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the petroleum and chemical equipment segment was $294,000 for the three months ended March 31, 2015, representing gross margin of approximately 15.9%. Many companies bid for the petroleum and chemical equipment orders. Since we are a small company and just entered this market in February 2015 and our customer base is small, we must offer a lower price in order to generate orders. Therefore, our gross margin for petroleum and chemical equipment is low. The low gross margin in this segment was one of factors in overall reduced gross margins.

Depreciation. Depreciation was $2,075,000 and $1,965,000 for the three months ended March 31, 2015 and 2014, respectively. Depreciation for the three months ended March 31, 2015 and 2014 was included in the following categories (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$1,730	$1,855
Operating expenses	345	110
Total	$2,075	$1,965

Some manufacturing machinery in forged rolled rings and related products segment and in dyeing and finishing equipment segment were temporary idle during the three months ended March 31, 2015. We recorded the related depreciation in the amount of approximately $177,000 for this machinery as operating expenses rather than as cost of revenues. Therefore, the depreciation expense for cost of revenues for the three months ended March 31, 2015 decreased as compared to the three months ended March 31, 2014.

The increase in depreciation expense for operating expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is attributable to an increase in depreciation related to purchased office equipment and furniture and from office and dormitory buildings and other improvements which we started depreciating in 2014, and the inclusion of depreciation of $177,000 from manufacturing machinery that is temporarily idle during the three months ended March 31, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $875,000 for the three months ended March 31, 2015, as compared to $860,000 for the three months ended March 31, 2014, an increase of $14,000 or 1.6%. Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Professional fees	$52	$66
Payroll and related benefits	421	267
Travel and entertainment	73	126
Shipping	253	318
Other	76	83
Total	$875	$860

●	Professional fees for the three months ended March 31, 2015 decreased by $14,000, or 21.2%, as compared to the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in fees related to our annual meeting of approximately $8,000 which we held in the 2014 period and not in the 2015 period and a decrease in other miscellaneous items of approximately $6,000 due to continuous stricter control on corporate expending.

30

●

Payroll and related benefits for the three months ended March 31, 2015 increased by $154,000, or 57.7%, as compared to the three months ended March 31, 2014. The increase was mainly attributable to an increase in stock-based compensation of approximately $161,000, offset by a decrease in employee salaries and related benefits of approximately $7,000. In January 2015, we issued 80,000 shares of common stock to our management as part of their 2015 compensation and we recorded the fair market value of these shares of $274,400 as stock-based compensation on the grant date. In 2014, we issued common stock to management during the second quarter of 2014 and accordingly, we recorded no stock-based compensation during the three months ended March 31, 2014. Therefore, our stock-based compensation was significantly increased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

●	Travel and entertainment expense for the three months ended March 31, 2015 decreased by $53,000, or 42.1%, as compared to the three months ended March 31, 2014. The decrease was primarily attributable to the decrease in travel expense of approximately $25,000 and the decrease in entertainment expense of approximately $28,000, resulting from the less travel and entertainment activities and stricter control on corporation expenditure.

●	Shipping expense for the three months ended March 31, 2015 decreased by $65,000, or 20.4%, as compared to the three months ended March 31, 2014. The decrease mainly reflects the decrease in our sales revenues during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

●	Other selling, general and administrative expenses for the three months ended March 31, 2015 decreased by $7,000, or 8.4%, as compared to the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in vehicle expenses of approximately $2,000 and a decrease in other miscellaneous items of approximately $5,000, reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Research and development expenses. Research and development expenses was $29,000 for the three months ended March 31, 2015, as compared to $27,000 for the three months ended March 31, 2014, an increase of $2,000, or 6.8%. Research and development expense related to the development of new dyeing and finishing products.

Income from operations. As a result of the factors described above, for the three months ended March 31, 2015, income from operations amounted to $1,824,000, as compared to $3,276,000 for the three months ended March 31, 2014, a decrease of $1,452,000, or 44.3%.

Other income (expense). Other income (expense) includes interest income, interest expense, grant income and foreign currency transaction loss. For the three months ended March 31, 2015, total other expense, net, amounted to $52,000 as compared to total other expense, net, of $21,000 for the three months ended March 31, 2014, an increase of approximately $31,000 or 150.1%. The increase in other expense, net, was primarily attributable to the decrease in grant income of approximately $32,000 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Grant income represents incentives granted and received from the Chinese government to encourage technology innovation and related to the patents we received for devices and parts of our airflow dyeing machine.

Income tax expense. Income tax expense was $530,000 for the three months ended March 31, 2015, as compared to $859,000 for the three months ended March 31, 2014, a decrease of $329,000, or 38.3%. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Net income. As a result of the foregoing, our net income was $1,242,000, or $0.32 per share (basic and diluted), for the three months ended March 31, 2015, as compared with $2,396,000, or $0.68 per share (basic and diluted), for the three months ended March 31, 2014, a decrease of $1,154,000, or 48.2%.

Foreign currency translation gain (loss). The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $473,000 for the three months ended March 31, 2015, as compared to a foreign currency translation loss of $782,000 for the three months ended March 31, 2014. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gain/loss, we had comprehensive income for the three months ended March 31, 2015 of $1,715,000, compared to $1,615,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2015 and December 31, 2014, we had cash balances of approximately $12,856,000 and $7,836,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	March 31, 2015		December 31, 2014
United States	$33	0.3%	$43	0.5%
China	12,823	99.7%	7,793	99.5%
Total cash and cash equivalents	$12,856	100.0%	$7,836	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2014 to March 31, 2015 (dollars in thousands):

			December 31, 2014 to March 31, 2015
	March 31, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$37,791	$34,090	$3,701	10.9%
Total current liabilities	10,456	10,493	(37)	(0.3)%
Working capital:	$27,335	$23,597	$3,738	15.8%

Our working capital increased $3,738,000 to $27,335,000 at March 31, 2015 from $23,597,000 at December 31, 2014. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $5,020,000, an increase in inventories, net of reserve for obsolete inventories, of approximately $964,000, an increase in advances to suppliers of approximately $34,000, a decrease in short-term bank loans of approximately $67,000, a decrease in bank acceptance notes payable of approximately $79,000, a decrease in accrued expenses of approximately $514,000, a decrease in VAT and service taxes payable of approximately $241,000, a decrease in income taxes payable of approximately $360,000, offset by a decrease in restricted cash of approximately $79,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $2,243,000 mainly due to the collections made in 2015, an increase in accounts payable of approximately $898,000, and an increase in advances from customers of approximately $326,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $5,049,000 for the three months ended March 31, 2015 as compared to $3,769,000 for the three months ended March 31, 2014, an increase of $1,280,000.

Net cash flow provided by operating activities for the three months ended March 31, 2015 primarily reflected net income of approximately $1,242,000 and the add-back of non-cash items primarily consisting of depreciation of approximately $2,075,000, amortization of land use rights of approximately $24,000, and stock-based compensation of approximately $274,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable, net of allowance for doubt accounts, approximately $2,330,000, an increase in accounts payable of approximately $873,000, and an increase in advances from customers of approximately $323,000, offset primarily by an increase in inventories of approximately $939,000, a decrease in accrued expenses of approximately $516,000, a decrease in VAT and service taxes payable of approximately $242,000 and a decrease in income taxes payable of approximately $361,000.

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

For the three months ended March 31, 2015 and 2014, net cash flow used in investing activities reflects the purchase of property and equipment of approximately $5,000 and $2,869,000, respectively.

Net cash flow used in financing activities was approximately $81,000 for the three months ended March 31, 2015 as compared to net cash flow used in financing activities of $0 for the three months ended March 31, 2014. During the three months ended March 31, 2015, we made repayments for bank loans of approximately $2,282,000 and payments for the decrease in bank acceptance notes payable of approximately $81,000, offset by proceeds from bank loans of approximately $2,200,000 and proceeds from the decrease in restricted cash of $81,000. During the three months ended March 31, 2014, we received proceeds from bank loans of $981,000 and proceeds from the decrease in restricted cash of $278,000, offset by the repayments of bank loans of $981,000 and the decrease in bank acceptance notes payable of $278,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our three segments. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

We generally finance our operations through short term loans from our banks, which we refinance upon expiration. We do not have any long-term financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,028	$3,028	$-	$-	$-
Bank acceptance notes payable	409	409	-	-	-
Total	$3,437	$3,437	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2015, we had unrealized foreign currency translation gain of $472,980, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As previously reported in our Form 10-K for the year ended December 31, 2014, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2014.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2015. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2015 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended March 31, 2015 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: May 15, 2015	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: May 15, 2015	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer

