Form 10-Q
period 2015-06-30
Cleantech Solutions International, Inc.,
filed 2015-08-14
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,943,986 shares of common stock are issued and outstanding as of August 14, 2015.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2015

TABLE OF CONTENTS

		Page No.

	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	5
	Notes to Unaudited Condensed Consolidated Financial Statements.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	35

Item 4	Controls and Procedures.	35

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	36

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$16,806,962	$7,835,791
Restricted cash	164,236	488,719
Notes receivable	85,403	114,034
Accounts receivable, net of allowance for doubtful accounts	18,488,553	20,316,037
Inventories, net of reserve for obsolete inventories	4,563,662	4,241,022
Advances to suppliers	567,348	565,581
Deferred tax assets	378,811	375,744
Prepaid expenses and other	143,981	153,260

Total Current Assets	41,198,956	34,090,188

PROPERTY AND EQUIPMENT, net	66,041,728	69,628,597

OTHER ASSETS:
Equipment held for sale	425,988	422,540
Land use rights, net	3,653,853	3,672,420

Total Assets	$111,320,525	$107,813,745

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,284,719	$3,095,219
Bank acceptance notes payable	164,236	488,719
Accounts payable	5,255,158	4,322,275
Accrued expenses	496,008	1,059,579
Advances from customers	959,530	495,461
VAT and service taxes payable	237,376	500,569
Income taxes payable	56,990	531,120

Total Current Liabilities	10,454,017	10,492,942

Total Liabilities	10,454,017	10,492,942

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at June 30, 2015 and December 31, 2014)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,939,986 and 3,859,986 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	3,940	3,860
Additional paid-in capital	33,792,177	33,517,857
Retained earnings	52,258,013	50,039,267
Statutory reserve	3,544,457	3,294,199
Accumulated other comprehensive income - foreign currency translation adjustment	11,267,921	10,465,620

Total Stockholders' Equity	100,866,508	97,320,803

Total Liabilities and Stockholders' Equity	$111,320,525	$107,813,745

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

REVENUES	$15,190,600	$17,528,018	$30,837,065	$35,163,289

COST OF REVENUES	12,497,010	13,443,581	25,071,443	26,805,566

GROSS PROFIT	2,693,590	4,084,437	5,765,622	8,357,723

OPERATING EXPENSES:
Depreciation	167,396	118,410	512,092	228,269
Selling, general and administrative	794,441	904,467	1,668,986	1,765,066
Research and development	28,562	31,248	57,260	58,119

Total Operating Expenses	990,399	1,054,125	2,238,338	2,051,454

INCOME FROM OPERATIONS	1,703,191	3,030,312	3,527,284	6,306,269

OTHER INCOME (EXPENSE):
Interest income	12,684	3,905	18,517	9,145
Interest expense	(56,628)	(60,099)	(113,971)	(117,826)
Grant income	-	199	-	32,086
Foreign currency transaction gain/(loss)	-	1,270	(11)	1,270
Other income	-	33,866	-	33,866

Total Other Income (Expense), net	(43,944)	(20,859)	(95,465)	(41,459)

INCOME BEFORE INCOME TAXES	1,659,247	3,009,453	3,431,819	6,264,810

INCOME TAXES	432,677	791,549	962,815	1,650,548

NET INCOME	$1,226,570	$2,217,904	$2,469,004	$4,614,262

COMPREHENSIVE INCOME:
NET INCOME	$1,226,570	$2,217,904	$2,469,004	$4,614,262

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	329,321	106,313	802,301	(675,475)

COMPREHENSIVE INCOME	$1,555,891	$2,324,217	$3,271,305	$3,938,787

NET INCOME PER COMMON SHARE:
Basic	$0.31	$0.61	$0.63	$1.29
Diluted	$0.31	$0.61	$0.63	$1.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,939,986	3,632,222	3,937,333	3,568,219
Diluted	3,939,986	3,632,222	3,937,333	3,568,219

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,469,004	$4,614,262
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,144,514	4,084,790
Amortization of land use rights	48,352	48,141
Stock-based compensation	274,400	181,108
Decrease in allowance for doubtful accounts	(6,216)	-
Changes in operating assets and liabilities:
Notes receivable	29,446	599,395
Accounts receivable	1,991,705	1,464,659
Inventories	(286,891)	(3,224,025)
Prepaid value-added taxes on purchases	-	374,452
Prepaid and other current assets	10,366	(5,553)
Advances to suppliers	2,838	14,859
Accounts payable	894,079	(283,743)
Accrued expenses	(568,800)	(381,669)
VAT and service taxes payable	(266,229)	38,824
Income taxes payable	(476,587)	(1,154,225)
Advances from customers	458,219	(1,060,826)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,718,200	5,310,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,616)	(6,280,015)

NET CASH USED IN INVESTING ACTIVITIES	(5,616)	(6,280,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	2,944,641	2,280,242
Repayments of bank loans	(2,781,050)	(2,280,242)
Decrease in restricted cash	327,182	325,749
Decrease in bank acceptance notes payable	(327,182)	(325,749)
Net proceeds from sale of common stock	-	1,623,691

NET CASH PROVIDED BY FINANCING ACTIVITIES	163,591	1,623,691

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	94,996	(2,343)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,971,171	651,782

CASH AND CASH EQUIVALENTS - beginning of period	7,835,791	1,114,873

CASH AND CASH EQUIVALENTS - end of period	$16,806,962	$1,766,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$113,971	$117,826
Income taxes	$1,439,402	$2,804,773

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$390,060
Common stock issued for future service	$-	$181,107

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Through its affiliated companies and subsidiaries, the Company manufactures and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related components for the wind power industry and other industries and manufactures and sells textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. ("Heavy Industries"), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd., and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015. The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from the audited consolidated financial statements as of December 31, 2014, but do not include all disclosures required by the U.S. GAAP.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dyeing and finishing machines, electrical equipment and related components (the “ Services ”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

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
JUNE 30, 2015

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2015 and 2014 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. As of June 30, 2015 and December 31, 2014, cash balances in banks in the PRC of $16,804,908 and $7,792,993, respectively, are uninsured.

Fair value of financial instruments and other assets

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

At June 30, 2015 and December 31, 2014, equipment held for sale was measured at fair value on a nonrecurring basis as shown in the following table.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015	Impairment Loss
Equipment held for sale	$-	$-	$425,988	$425,988	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and other assets (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014	Impairment Loss
Equipment held for sale	$-	$-	$422,540	$422,540	$3,799,947

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2014. Upon completion of its 2014 impairment analysis, the Company determined that the carrying value exceeded the fair market value on this equipment. Accordingly, the Company recorded an impairment loss of $3,799,947 at December 31, 2014. The difference in the value of equipment held for sale at June 30, 2015 from December 31, 2014 reflects changes in the currency exchange rate.

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

At June 30, 2015 and December 31, 2014, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2015		December 31, 2014
United States	$2,054	0.01%	$42,798	0.5%
China	16,804,908	99.99%	7,792,993	99.5%
Total cash and cash equivalents	$16,806,962	100.0%	$7,835,791	100.0%

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $85,403 and $114,034 at June 30, 2015 and December 31, 2014, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,325,872 and $1,321,328, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $183,129 and $181,646 at June 30, 2015 and December 31, 2014, respectively.

Advance to suppliers

Advance to suppliers represents the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $567,348 and $565,581 as of June 30, 2015 and December 31, 2014, respectively.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of income and comprehensive income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Equipment held for sale

At June 30, 2015 and December 31, 2014, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying condensed consolidated balance sheets. The Company has not found and does not expect to find any potential buyer or lessee in the next twelve months.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2015 and 2014.

Advances from customers

Advances from customers at June 30, 2015 and December 31, 2014 amounted to $959,530 and $495,461, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended June 30, 2015 and 2014, amounts allocated to installation and warranty revenues were $20,120 and $32,531, respectively. For the six months ended June 30, 2015 and 2014, amounts allocated to installation and warranty revenues were $42,886 and $65,320, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2015 and December 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Shipping costs

Shipping costs are included in selling expenses and totaled $377,844 and $297,835 for the three months ended June 30, 2015 and 2014, respectively. Shipping costs totaled $630,496 and $615,559 for the six months ended June 30, 2015 and 2014, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $54,926 and $59,146 for the three months ended June 30, 2015 and 2014, respectively. Employee benefit costs totaled $123,378 and $118,987 for the six months ended June 30, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statements of income and comprehensive income and totaled $19,103 and $4,850 for the three months ended June 30, 2015 and 2014, respectively. Advertising expenses totaled $19,103 and $5,714 for the six months ended June 30, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $28,562 and $31,248 for the three months ended June 30, 2015 and 2014, respectively. Research and development costs totaled $57,260 and $58,119 for the six months ended June 30, 2015 and 2014, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2015 and 2014 was $94,996 and $(2,343), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Asset and liability accounts at June 30, 2015 and December 31, 2014 were translated at 6.0888 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2015 and 2014 were 6.1128 RMB and 6.1397 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any potentially dilutive common stock outstanding during the three and six months ended June 30, 2015 and 2014.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,226,570	$2,217,904	$2,469,004	$4,614,262
Weighted average common stock outstanding - basic and diluted	3,939,986	3,632,222	3,937,333	3,568,219
Net income per common share - basic and diluted	$0.31	$0.61	$0.63	$1.29

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and six months ended June 30, 2015 and 2014 included net income and unrealized gains (losses) from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-03 Interest – Imputation of Interest (Subtopic 838-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU will simplify the presentation of debt issuance costs. It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature of occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$19,814,425	$21,637,365
Less: allowance for doubtful accounts	(1,325,872)	(1,321,328)
	$18,488,553	$20,316,037

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 3 – INVENTORIES

At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$1,475,878	$835,589
Work-in-process	1,456,898	1,454,999
Finished goods	1,814,015	2,132,080
	4,746,791	4,422,668
Less: reserve for obsolete inventories	(183,129)	(181,646)
	$4,563,662	$4,241,022

For the three and six months ended June 30, 2015 and 2014, the Company did not make any change for reserve for obsolete inventories.

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	Useful life	June 30, 2015	December 31, 2014
Office equipment and furniture	5 years	$172,886	$166,734
Manufacturing equipment	5 -10 years	77,498,325	76,870,025
Vehicles	5 years	207,393	205,714
Building and building improvements	5 - 20 years	26,296,532	26,083,624
		104,175,136	103,326,097
Less: accumulated depreciation		(38,133,408)	(33,697,500)
		$66,041,728	$69,628,597

For the three months ended June 30, 2015 and 2014, depreciation expense amounted to $2,070,007 and $2,119,516, respectively, of which $1,902,611 and $1,833,119, respectively, was included in cost of revenues, $0 and $167,987, respectively, which was related to the ESR equipment held for operating lease, was included in other income, and the remainder was included in operating expenses.

For the six months ended June 30, 2015 and 2014, depreciation expense amounted to $4,144,514 and $4,084,790, respectively, of which $3,632,422 and $3,688,534, respectively, was included in cost of revenues, $0 and $167,987 which was related to the ESR equipment held for operating lease, respectively, was included in other income, and the remainder was included in operating expenses.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended June 30, 2015 and 2014, amortization of land use rights amounted to $24,266 and $23,976, respectively. For the six months ended June 30, 2015 and 2014, amortization of land use rights amounted to $48,352 and $48,141, respectively. At June 30, 2015 and December 31, 2014, land use rights consisted of the following:

	Useful life	June 30, 2015	December 31, 2014
Land use rights	45 - 50 years	$4,434,502	$4,398,598
Less: accumulated amortization		(780,649)	(726,178)
		$3,653,853	$3,672,420

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:	Amount
2016	$97,086
2017	97,086
2018	97,086
2019	97,086
2020	97,086
Thereafter	3,168,423
$3,653,853

NOTE 6 – EQUIPMENT HELD FOR SALE

During the last quarter of 2013, the Company decided to lease the ESR equipment that was used in 2010 and 2011 to produce forged products for the high performance components market to a third party and negotiations took place last quarter of 2013 through March 2014. In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB, including value-added tax (approximately $236,000 per quarter). Accordingly, at December 31, 2013, the ESR equipment was reflected as equipment held for operating lease. The lessee stopped using the equipment and stopped paying rent in early 2015. The Company has not found and does not expect to find any potential buyer or other lessees in the next twelve months. Therefore, the Company reclassified the equipment held for operating lease to equipment held for sale on the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturity. At June 30, 2015 and December 31, 2014, short-term bank loans consisted of the following:

	June 30, 2015	December 31, 2014
Loan from Agricultural and Commercial Bank, due on March 20, 2015 with annual interest rate of 7.20% at December 31, 2014, secured by certain assets of the Company and repaid in March 2015.	$-	$488,719

Loan from Agricultural and Commercial Bank, due on June 16, 2016 with annual interest rate of 7.038% at June 30, 2015, secured by certain assets of the Company.	739,062	-

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 1, 2015 with annual interest rate of 9.36% at June 30, 2015 and December 31, 2014, secured by certain assets of the Company and repaid on due date.	821,180	814,531

Loan from Bank of Communications, due on April 16, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015.	-	325,812

Loan from Bank of Communications, due on September 5, 2015 with annual interest rate of 6.42% at June 30, 2015.	821,180	-

Loan from Bank of Communications, due on April 23, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015.	-	488,719

Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015.	-	488,719

Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at June 30, 2015, secured by certain assets of the Company.	410,590	-

Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015.	-	488,719

Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at June 30, 2015, secured by certain assets of the Company.	492,707	-

Total short-term bank loans	$3,284,719	$3,095,219

For the three months ended June 30, 2015 and 2014, interest expense related to short-term bank loans amounted to $56,628 and $60,099, respectively, which were included in interest expense on the accompanying unaudited condensed consolidated statements of income and comprehensive income.

For the six months ended June 30, 2015 and 2014, interest expense related to short-term bank loans amounted to $113,971 and $117,826, respectively, which were included in interest expense on the accompanying unaudited condensed consolidated statements of income and comprehensive income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At June 30, 2015 and December 31, 2014, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2015	December 31, 2014
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 11, 2015, collateralized by 100% of restricted cash deposited.	$-	$162,907

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 28, 2015, collateralized by 100% of restricted cash deposited.	-	81,453

Bank of China, non-interest bearing, due and paid on June 4, 2015, collateralized by 100% of restricted cash deposited.	-	81,453

Bank of China, non-interest bearing, due and paid on June 15, 2015, collateralized by 100% of restricted cash deposited.	-	81,453

Bank of China, non-interest bearing, due and paid on June 29, 2015, collateralized by 100% of restricted cash deposited.	-	81,453

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on July 28, 2015, collateralized by 100% of restricted cash deposited.	164,236	-

Total	$164,236	$488,719

NOTE 9 – ACCRUED EXPENSES

At June 30, 2015 and December 31, 2014, accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued salaries and related benefits	$367,413	$693,700
Accrued professional fees	11,802	110,921
Other payables	116,793	254,958
	$496,008	$1,059,579

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock issued for services

On January 7, 2015, the Company issued 80,000 shares of common stock pursuant to its 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 12,000 shares to the chief executive officer’s wife, who the Company employs in its sales department, 18,000 shares to the chief financial officer and 30,000 shares to two other employees. The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $274,400 on the grant date.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 11– STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2014, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Heavy Industries; accordingly, no additional statutory reserve is required for the six months ended June 30, 2015. As of December 31, 2014, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Fulland Wind Energy. For the six months ended June 30, 2015, statutory reserve activities were as follows:

	Dyeing	Heavy Industries	Fulland Wind Energy	Total
Balance - December 31, 2014	$922,527	$1,168,796	$1,202,876	$3,294,199
Addition to statutory reserve	190,983	-	59,275	250,258
Balance – June 30, 2015	$1,113,510	$1,168,796	$1,262,151	$3,544,457

NOTE 12 – SEGMENT INFORMATION

For the three and six months ended June 30, 2015, the Company operated in three reportable business segments - (1) the manufacture of forged rolled rings and related components segment, (2) the manufacture of textile dyeing and finishing equipment segment, and (3) the manufacture of petroleum and chemical equipment segment. For the three and six months ended June 30, 2014, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components segment, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Forged rolled rings and related components	$2,999,002	$7,849,812	$10,272,614	$16,106,945
Dyeing and finishing equipment	8,612,954	9,678,206	15,136,306	19,056,344
Petroleum and chemical equipment	3,578,644	-	5,428,145	-
	15,190,600	17,528,018	30,837,065	35,163,289
Depreciation
Forged rolled rings and related components	703,626	1,207,337	1,402,067	2,424,395
Dyeing and finishing equipment	859,913	744,192	1,721,997	1,492,408
Petroleum and chemical equipment	506,468	-	1,020,450	-
Other (a)	-	167,987	-	167,987
	2,070,007	2,119,516	4,144,514	4,084,790
Interest expense
Forged rolled rings and related components	6,901	22,638	15,005	45,203
Dyeing and finishing equipment	36,255	37,461	71,913	72,623
Petroleum and chemical equipment	13,472	-	27,053	-
	56,628	60,099	113,971	117,826
Net income (loss)
Forged rolled rings and related components	(25,075)	1,044,684	588,588	2,274,120
Dyeing and finishing equipment	1,161,616	1,328,042	1,909,832	2,673,598
Petroleum and chemical equipment	159,435	-	385,864	-
Other (b)	(69,406)	(154,822)	(415,280)	(333,456)
	$1,226,570	$2,217,904	$2,469,004	$4,614,262

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 12 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at June 30, 2015 and December 31, 2014 by segment	June 30, 2015	December 31, 2014
Forged rolled rings and related components (c)	$21,383,333	$38,937,371
Dyeing and finishing equipment	29,217,971	30,691,226
Petroleum and chemical equipment (c)	15,440,424	-
Equipment held for sale	425,988	422,540
	$66,467,716	$70,051,137

Identifiable long-lived tangible assets at June 30, 2015 and December 31, 2014 by geographical location	June 30, 2015	December 31, 2014
China	$66,467,716	$70,051,137
United States	-	-
	$66,467,716	$70,051,137

(a)	The Company does not allocate the depreciation for equipment held for sale to any operating segment.

(b)	The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(c)	Reflects reclassification of property and equipment previously used in the forged rolled rings and related components segment to petroleum and chemical equipment segment.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2015	2014	2015	2014
A	21%	*	10%	*

*      Less than 10%.

The largest customer accounted for 22.8% and 0% of the Company’s total outstanding accounts receivable at June 30, 2015 and December 31, 2014, respectively.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2015	2014	2015	2014
A	*	14%	*	15%
B	27%	15%	24%	18%
C	*	15%	12%	16%

*      Less than 10%.

The two largest suppliers accounted for 13.7% of the Company’s total outstanding accounts payable at June 30, 2015. The three largest suppliers accounted for 30.4% of the Company’s total outstanding accounts payable at December 31, 2014.

NOTE 14 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Heavy Industries had reached the cumulative limit as of June 30, 2015 and December 31, 2014, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiaries from transferring funds to the Company in the form of loans and/or advances.

As of June 30, 2015 and December 31, 2014, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiaries located in the PRC. Accordingly, the Company’s restricted net assets at June 30, 2015 and December 31, 2014 were approximately $100,206,000 and $96,519,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

In July 2015, the Company repaid short-term loan from Jiangsu Huishan Mintai Village Town Bank in the principal amount of $821,180, and borrowed the same amount from the same bank. The new loan bears interest rate at 10.56% per annum and is due on March 1, 2016.

On July 7, 2015, the Company issued 4,000 shares of common stock pursuant to its 2010 long-term incentive plan to a director. The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $8,370 on the grant date and reduced accrued expense of $2,790.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are currently engaged in three business segments – (1) the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components, (2) the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines, and (3) the petroleum and chemical equipment segment, in which we manufacture and sell petroleum and chemical equipment, such as reaction kettle, heat exchangers, separators, tanks, towers and other components. The petroleum and chemical equipment segment reflects sales to these industries which commenced in the first quarter of 2015. We did not operate in the petroleum and chemical equipment during the 2014 periods.

The following table sets forth information as to revenues of our forged rolled rings and related components, dyeing and finishing equipment and petroleum and chemical equipment segments in dollars and as a percent of revenues (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Dollars	%	Dollars	%
Forged rolled rings and related components	$2,999	19.7%	$7,850	44.8%
Dyeing and finishing equipment	8,613	56.7%	9,678	55.2%
Petroleum and chemical equipment	3,579	23.6%	-	-
Total	$15,191	100.0%	$17,528	100.0%

	Six Months Ended June 30,
	2015		2014
	Dollars	%	Dollars	%
Forged rolled rings and related components	$10,273	33.3%	$16,107	45.8%
Dyeing and finishing equipment	15,136	49.1%	19,056	54.2%
Petroleum and chemical equipment	5,428	17.6%	-	-
Total	$30,837	100.0%	$35,163	100.0%

The factors that affected our revenue, gross margin and net income in our segments during the three and six months ended June 30, 2015, which are described below, are likely to continue to affect our operations in the rest of 2015. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date. We began to market to the petroleum and chemical industries during 2014, but we did not generate any sales in these industries until the first quarter of 2015. During the three and six months ended June 30, 2015, sales from the petroleum and chemical equipment segment partially offset the decline in revenue for both the forged rolled rings and related components and the dyeing and finishing segments.

Forged Rolled Rings and Related Components Segment

Through our forged rolled rings and other related components division, we produce precision forged rolled rings and other forged components to the wind power and other industries. Our forged rolled rings and other related components are sold to manufacturers of industrial equipment. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

Revenues from our forged rolled rings and related components segment decreased $4.9 million, or 61.8%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Revenue from our forged rolled rings and related components segment decreased $5.8 million, or 36.2%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term, other factors, such as economic factors and the availability of credit, may affect the requirements of our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We believe that there is a degree of market saturation for forged rolled rings and related components for wind power and other industries and we expect that our revenues from forged rolled rings and related components will continue to decrease in the near future.

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

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment decreased $1.1 million, or 11.0%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Revenue from our dyeing segment decreased $3.9 million, or 20.6%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. In the first half of 2015, we delayed shipments of low-emission airflow dyeing machines due to a delay in receiving scheduled payments from some of our customers with outstanding accounts receivable. In order to reduce our business risk, we tightened our credit review policies and delayed credit sales to certain customers. We expect payment from these customers and shipment of these machines in the near future. Additionally, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as customers replaced older dyeing equipment with our low-emission airflow dyeing machine in the 2014 periods and orders for new low-emission airflow dyeing machines have slowed down in the first half of 2015. Accordingly, our revenue from dyeing and finishing equipment segment decreased in the first half of 2015 as compared to the 2014 periods.

We continue to develop new styles of dyeing machines such as a new air-fluid, dual-use dyeing machine which uses both air flow and fluid flow in the dyeing process. It allows users to customize the dyeing process according to the specific type of textile. It is equipped with a series of specialized and patented components, including nozzles, cloth wheels and cloth spreaders, which are designed to permit greater color evenness and reduce defects. It can be used on a wider range of textiles and we believe that it uses 60% to 70% less water, about 30% less power and 40% to 50% less steam than traditional models of high-temperature, high-pressure dyeing machines and reduces the use of additives by about 50% while shortening dyeing time by 1 to 2 hours.

We expect our revenue from dyeing segment will remain at or near the level of the second quarter of 2015 for the near future.

Petroleum and Chemical Equipment Segment

Through our petroleum and chemical equipment division, we produce and sell coal chemical equipment, formaldehyde plant and downstream products, reaction kettle, heat exchangers, separators, tanks, towers, etc. to petroleum and chemical industries. We started to sell our petroleum and chemical equipment in February 2015. Revenue from our petroleum and chemical equipment segment was $3.6 million and $5.4 million for the three and six months ended June 30, 2015, respectively. The market for petroleum products is mainly dominated by two major Chinese petroleum companies, and their capital expenditure and purchasing policy will have a significant effect both upon our ability to generate revenue from this segment and the gross margins which we can generate. Furthermore, because we sell our petroleum and chemical equipment products to a very small number of customers, the change in the purchasing policies of one or two customers could have a significant effect on our revenues from this segment. Sales to a large state-owned enterprise for parts and equipment to be used on a major chemical project in Xinjiang, which was generated in the second quarter of 2015, accounted for approximately $3.1 million, or 87.7% and 57.8% of the petroleum and chemical segment revenue for the three and six months ended June 30, 2015, respectively.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. One major supplier provided approximately 27% of our purchases of raw materials for the three months ended June 30, 2015. The supplier and one other major supplier provided approximately 36% of our purchases of raw materials for the six months ended June 30, 2015. Three major suppliers provided approximately 44% of our purchases of raw materials for the three months ended June 30, 2014. These three suppliers provided approximately 49% of our purchases of raw materials for the six months ended June 30, 2014.

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

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of income and comprehensive income in the year of disposition.

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

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and six months ended June 30, 2015 and 2014, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-03 Interest – Imputation of Interest (Subtopic 838-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU will simplify the presentation of debt issuance costs. It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature of occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

The following table sets forth the results of our operations for the three months ended June 30, 2015 and 2014 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Dollars	Percentage	Dollars	Percentage
Revenues	$15,191	100.0%	$17,528	100.0%
Cost of revenues	12,497	82.3%	13,444	76.7%
Gross profit	2,694	17.7%	4,084	23.3%
Operating expenses	991	6.5%	1,054	6.0%
Income from operations	1,703	11.2%	3,030	17.3%
Other income (expenses)	(44)	(0.3)%	(21)	(0.1)%
Income before provision for income taxes	1,659	10.9%	3,009	17.2%
Provision for income taxes	432	2.8%	791	4.5%
Net income	1,227	8.1%	2,218	12.7%
Other comprehensive income:
Foreign currency translation adjustment	329	2.2%	106	0.6%
Comprehensive income	$1,556	10.3%	$2,324	13.3%

The following table sets forth the results of our operations for the six months ended June 30, 2015 and 2014 indicated as a percentage of revenues (dollars in thousands):

	Six Months Ended June 30,
	2015		2014
	Dollars	Percentage	Dollars	Percentage
Revenues	$30,837	100.0%	$35,163	100.0%
Cost of revenues	25,072	81.3%	26,806	76.2%
Gross profit	5,765	18.7%	8,357	23.8%
Operating expenses	2,238	7.3%	2,051	5.8%
Income from operations	3,527	11.4%	6,306	18.0%
Other income (expenses)	(95)	(0.3)%	(41)	(0.2)%
Income before provision for income taxes	3,432	11.1%	6,265	17.8%
Provision for income taxes	963	3.1%	1,651	4.7%
Net income	2,469	8.0%	4,614	13.1%
Other comprehensive income:
Foreign currency translation adjustment	802	2.6%	(675)	(1.9)%
Comprehensive income	$3,271	10.6%	$3,939	11.2%

The following table sets forth information as to the revenues, gross profit and gross margin for our three business segments for the three months ended June 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Revenues	Cost of revenues	Gross profit	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Forged rolled rings and related components	$2,999	$2,843	$156	5.2%	$7,850	$6,064	$1,786	22.8%
Dyeing and finishing equipment	8,613	6,604	2,009	23.3%	9,678	7,380	2,298	23.7%
Petroleum and chemical equipment	3,579	3,050	529	14.8%	-	-	-	-
Total	$15,191	$12,497	$2,694	17.7%	$17,528	$13,444	$4,084	23.3%

The following table sets forth information as to the revenues, gross profit and gross margin for our three business segments for the six months ended June 30, 2015 and 2014 (dollars in thousands).

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Revenues	Cost of revenues	Gross profit	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Forged rolled rings and related components	$10,273	$8,766	$1,507	14.7%	$16,107	$12,231	$3,876	24.1%
Dyeing and finishing equipment	15,136	11,700	3,436	22.7%	19,056	14,575	4,481	23.5%
Petroleum and chemical equipment	5,428	4,605	823	15.2%	-	-	-	-
Total	$30,837	$25,071	$5,766	18.7%	$35,163	$26,806	$8,357	23.8%

Revenues. For the three months ended June 30, 2015, we had revenues of $15,191,000, as compared to revenues of $17,528,000 for the three months ended June 30, 2014, a decrease of $2,337,000 or 13.3%. The decrease in revenues for the three months ended June 30, 2015 was primarily attributable to decreases in revenue from both our forged rolled rings and related components segment and our dyeing and finishing segment, which were partially offset by revenues generated from petroleum and chemical segment. The change in revenues is summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	(Decrease) Increase	Percentage Change
Forged rolled rings and related components	$2,999	$7,850	$(4,851)	(61.8)%
Dyeing and finishing equipment	8,613	9,678	(1,065)	(11.0)%
Petroleum and chemical equipment	3,579	-	3,579	NA
Total revenues	$15,191	$17,528	$(2,337)	(13.3)%

For the six months ended June 30, 2015, we had revenues of $30,837,000, as compared to revenues of $35,163,000 for the six months ended June 30, 2014, a decrease of $4,326,000 or 12.3%. The decrease in revenues for the six months ended June 30, 2015 was primarily attributable to decreases in revenue from both our forged rolled rings and related components segment and our dyeing and finishing segment, partially offset by revenues generated from petroleum and chemical segment. The change in revenues is summarized as follows (dollars in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	(Decrease) Increase	Percentage Change
Forged rolled rings and related components	$10,273	$16,107	$(5,834)	(36.2)%
Dyeing and finishing equipment	15,136	19,056	(3,920)	(20.6)%
Petroleum and chemical equipment	5,428	-	5,428	NA
Total revenues	$30,837	$35,163	$(4,326)	(12.3)%

Forged rolled rings and related components segment

For the three months ended June 30, 2015, revenues from the sale of forged rolled rings and related components decreased by approximately $4,851,000, or 61.8% as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, revenue from the sale of forged rolled rings and related components decreased by approximately $5,834,000, or 36.2% as compared to the six months ended June 30, 2014. The demand for products used in manufacturing in general, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenues and net income will be affected. We believe that there is a degree of market saturation, and we expect that our revenues from customers of forged rolled rings and related components will continue to decrease for the near future.

Dyeing and finishing equipment segment

For the three months ended June 30, 2015, revenues from the sale of dyeing and finishing equipment decreased by approximately $1,065,000 or 11.0% as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, revenues from the sale of dyeing and finishing equipment decreased by approximately $3,920,000 or 20.6% as compared to the six months ended June 30, 2014. In the first half of 2015, we delayed shipments of low-emission airflow dyeing machines due to a delay in receiving scheduled payments from some of our customers with outstanding accounts receivable. In order to reduce our business risk, we tightened our credit review policies and delayed credit sales to certain customers. We expect payment from these customers and shipment of these machines in the near future. Additionally, we experienced an anticipated slowdown in shipments of our low-emission airflow dyeing machines as many customers replaced older dyeing equipment with our low-emission airflow dyeing machine in the 2014 periods, and we believe that orders for new low-emission airflow dyeing machines have slowed down in the first half of 2015 in part because the remaining potential customer base included more companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Accordingly, our revenues from dyeing and finishing equipment segment decreased in the three and six months ended June 30, 2015 as compared to the 2014 periods.

Petroleum and chemical equipment segment

We sought to expand our business to oil and natural gas industries since year 2013. We received the certifications needed to serve these markets in mid-2013. However, we did not generate revenues from the petroleum and chemical industries until the first quarter of 2015. We expect that our revenues from petroleum and chemical equipment customers will have a modest increase in the near future. However, our revenue in this segment is highly dependent upon sales to the two major Chinese petrochemical companies, whose purchasing policies affect both our revenue and gross margin for this segment, one of which accounted for 87.7% and 57.8% of revenue from this segment for the three and six months ended June 30, 2015, respectively.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended June 30, 2015, cost of revenues was $12,497,000 as compared to $13,444,000 for the three months ended June 30, 2014, a decrease of $947,000, or 7.0%. Cost of revenues related to the manufacture of forged rolled rings and related components was $2,843,000 for the three months ended June 30, 2015 as compared to $6,064,000 for the three months ended June 30, 2014. Cost of revenues for the dyeing and finishing equipment segment was $6,604,000 for the three months ended June 30, 2015, as compared to $7,380,000 for the three months ended June 30, 2014. Cost of revenues for the petroleum and chemical equipment was $3,050,000 for the three months ended June 30, 2015. Since the manufacture and sale of the petroleum and chemical products commenced in the first quarter of 2015, we had neither revenues nor cost of revenues from this segment in the second quarter of 2014.

For the six months ended June 30, 2015, cost of revenues was $25,071,000 as compared to $26,806,000 for the six months ended June 30, 2014, a decrease of $1,734,000, or 6.5%. Cost of revenues related to the manufacture of forged rolled rings and related components was $8,766,000 for the six months ended June 30, 2015 as compared to $12,231,000 for the six months ended June 30, 2014. Cost of revenues for the dyeing and finishing equipment segment was $11,700,000 for the six months ended June 30, 2015, as compared to $14,575,000 for the six months ended June 30, 2014. Cost of revenues for the petroleum and chemical equipment was $4,605,000 for the six months ended June 30, 2015. Since the manufacture and sale of the petroleum and chemical products commenced in the first quarter of 2015, we had neither revenues nor cost of revenues from this segment in the six months ended June 30, 2014.

Gross profit and gross margin. Our gross profit was $2,694,000 for the three months ended June 30, 2015 as compared to $4,084,000 for the three months ended June 30, 2014, representing gross margins of 17.7% and 23.3%, respectively. Our gross profit was $5,766,000 for the six months ended June 30, 2015 as compared to $8,357,000 for the six months ended June 30, 2014, representing gross margins of 18.7% and 23.8%, respectively.

Gross profit from forged rolled rings and related components segment was $156,000 for the three months ended June 30, 2015 as compared to $1,786,000 for the three months ended June 30, 2014, representing gross margins of approximately 5.2% and 22.8%, respectively. Gross profit from forged rolled rings and related components segment was $1,507,000 for the six months ended June 30, 2015 as compared to $3,876,000 for the six months ended June 30, 2014, representing gross margins of approximately 14.7% and 24.1%, respectively. The significant decrease in our gross margin for the forged rolled rings and related components segment for the three and six months ended June 30, 2015 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, combined with a modest increase in labor costs. We expect that our gross margin will remain at its current level and we can only improve our gross margin from forged rolled rings and related components segment to the extent that we can become more efficient by increasing our production.

Gross profit for the dyeing and finishing equipment segment was $2,009,000 for the three months ended June 30, 2015 as compared to $2,298,000 for the three months ended June 30, 2014, representing gross margins of approximately 23.3% and 23.7%, respectively. Gross profit for the dyeing and finishing equipment segment was $3,436,000 for the six months ended June 30, 2015 as compared to $4,481,000 for the six months ended June 30, 2014, representing gross margins of approximately 22.7% and 23.5%, respectively. The decrease in our gross margin for the dyeing and finishing equipment for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily attributed to inefficiencies resulting from the decline in revenues and the production of new styles of dyeing and finishing machines. We typically recognize a lower gross margin on new styles of equipment due to the small quantities being produced. Such inefficiencies, including the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues over a small number of units being produced, and a modest increase in labor costs, adversely effected our gross profit and gross margin. We expect that we can improve our gross margin from dyeing and finishing equipment segment to the extent that we can become more efficient and be able to produce larger quantities for inventory and revenues.

Gross profit for the petroleum and chemical equipment segment was $529,000 and $823,000, respectively, for the three and six months ended June 30, 2015, representing gross margin of approximately 14.8% and 15.2%, respectively. Many companies bid for the petroleum and chemical equipment orders. Since we are a small company and just entered this market in February 2015 and our customer base is small, we must offer a lower price in order to generate orders. Therefore, our gross margin for petroleum and chemical equipment is low. The low gross margin in this segment was one of factors in overall reduced gross margins, along with the low gross margin for forged rolled rings and related products, particularly in the second quarter of 2015.

Depreciation. Depreciation was $2,069,000 and $2,120,000 for the three months ended June 30, 2015 and 2014, respectively. Depreciation was $4,144,000 and $4,085,000 for the six months ended June 30, 2015 and 2014, respectively. Depreciation for the three and six months ended June 30, 2015 and 2014 was included in the following categories (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$1,902	$1,834	$3,632	$3,689
Operating expenses	167	118	512	228
Other expense	-	168	-	168
Total	$2,069	$2,120	$4,144	$4,085

The depreciation expense for cost of revenues for the three and six months ended June 30, 2015 remained roughly consistent as compared to the three and six months ended June 30, 2014.

Some manufacturing machinery in forged rolled rings and related components segment and in dyeing and finishing equipment segment were temporary idle during the first quarter of 2015. We recorded the related depreciation in the amount of approximately $177,000 for the first quarter of 2015, for this machinery as operating expenses rather than as cost of revenues.

The increase in depreciation expense for operating expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is attributable to an increase in depreciation related to purchased office equipment and furniture and from office and dormitory buildings and other improvements which we started depreciating in 2014.

The increase in depreciation expense for operating expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is attributable to an increase in depreciation related to purchased office equipment and furniture and from office and dormitory buildings and other improvements which we started depreciating in 2014, and the inclusion of depreciation of $177,000 from manufacturing machinery that is temporarily idle during the first quarter of 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $794,000 for the three months ended June 30, 2015, as compared to $905,000 for the three months ended June 30, 2014, a decrease of $110,000 or 12.2%. Selling, general and administrative expenses totaled $1,669,000 for the six months ended June 30, 2015, as compared to $1,765,000 for the six months ended June 30, 2014, a decrease of $96,000 or 5.4%. Selling, general and administrative expenses for the three and six months ended June 30, 2015 and 2014 consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Professional fees	$58	$67	$110	$133
Payroll and related benefits	145	233	566	500
Travel and entertainment	91	199	164	325
Shipping	377	298	630	616
Other	123	108	199	191
Total	$794	$905	$1,669	$1,765

●	Professional fees for the three months ended June 30, 2015 decreased by $9,000, or 13.4%, as compared to the three months ended June 30, 2014, due to our more strict control on corporate spending. Professional fees for the six months ended June 30, 2015 decreased by $23,000, or 17.3%, as compared to the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in accounting fees of approximately $2,000, a decrease in filing fees of approximately $1,000, a decrease in fees related to our annual meeting of approximately $8,000 which we held in the 2014 period and not in the 2015 period and a decrease in other miscellaneous items of approximately $12,000 due to continuous stricter control on corporate expending.

●	Payroll and related benefits for the three months ended June 30, 2015 decreased by $88,000, or 37.8%, as compared to the three months ended June 30, 2014. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $79,000, and a decrease in employee salaries and related benefits of approximately $9,000. Payroll and related benefits for the six months ended June 30, 2015 increased by $66,000, or 13.2%, as compared to the six months ended June 30, 2014. The increase was mainly attributable to an increase in stock-based compensation of approximately $82,000, offset by a decrease in employee salaries and related benefits of approximately $16,000.

●	Travel and entertainment expense for the three months ended June 30, 2015 decreased by $108,000, or 54.3%, as compared to the three months ended June 30, 2014. Travel and entertainment expense for the six months ended June 30, 2015 decreased by $161,000, or 49.5%, as compared to the six months ended June 30, 2014. The decrease in the three and six months ended June 30, 2015 was primarily attributable to stricter control on corporation expenditure.

●	Shipping expense for the three months ended June 30, 2015 increased by $79,000, or 26.5%, as compared to the three months ended June 30, 2014. Shipping expense for the six months ended June 30, 2015 increased by $14,000, or 2.3%, as compared to the six months ended June 30, 2014. In the second quarter of 2015, we sold some petroleum and chemical equipment to a customer which is located in north China and is far away from our factory. Therefore, our shipping expense for the three and six months ended June 30, 2015 increased as compared to the three and six months ended June 30, 2014.

●	Other selling, general and administrative expenses for the three months ended June 30, 2015 increased by $15,000, or 13.9%, as compared to the three months ended June 30, 2014. The increase was primarily attributable to an increase in advertising expense of approximately $14,000 and an increase in other miscellaneous items of approximately $1,000. Other selling, general and administrative expenses for the six months ended June 30, 2015 increased by $8,000, or 4.2%, as compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase in advertising expense of approximately $13,000, offset by a decrease in other miscellaneous items of approximately $5,000, reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Research and development expenses. Research and development expenses were $29,000 for the three months ended June 30, 2015, as compared to $31,000 for the three months ended June 30, 2014, a decrease of $2,000, or 8.6%. Research and development expenses was $57,000 for the six months ended June 30, 2015, as compared to $58,000 for the six months ended June 30, 2014, a decrease of $1,000, or 1.5%. Research and development expense related to the development of new dyeing and finishing products.

Income from operations. As a result of the factors described above, for the three months ended June 30, 2015, income from operations amounted to $1,703,000, as compared to $3,030,000 for the three months ended June 30, 2014, a decrease of $1,327,000, or 43.8%. For the six months ended June 30, 2015, income from operations amounted to $3,527,000, as compared to $6,306,000 for the six months ended June 30, 2014, a decrease of $2,779,000, or 44.1%.

Other income (expense). Other income (expense) includes interest income, interest expense, grant income, foreign currency transaction gain (loss) and other income. For the three months ended June 30, 2015, total other expense, net, amounted to $44,000 as compared to total other expense, net, of $21,000 for the three months ended June 30, 2014, an increase of approximately $23,000 or 110.7%. The increase in other expense, net, was primarily attributable to the decrease in other income of approximately $34,000, offset by the increase in interest income of approximately $8,000 and the decrease in interest expense of approximately $3,000. For the six months ended June 30, 2015, total other expense, net, amounted to $95,000 as compared to total other expense, net, of $41,000 for the six months ended June 30, 2014, an increase of approximately $54,000 or 130.3%. The increase in other expense, net, was primarily attributable to the decrease in other income of approximately $34,000, and the decrease in grant income of approximately $32,000, offset by the increase in interest income of approximately $9,000, and the decrease in interest expense of approximately $3,000. The grant income was a non-recurring item which we received in the first half of 2014.

Income tax expense. Income tax expense was $433,000 for the three months ended June 30, 2015, as compared to $792,000 for the three months ended June 30, 2014, a decrease of $359,000, or 45.3%. Income tax expense was $963,000 for the six months ended June 30, 2015, as compared to $1,651,000 for the six months ended June 30, 2014, a decrease of $688,000, or 41.7%. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.

Net income. As a result of the foregoing, our net income was $1,227,000, or $0.31 per share (basic and diluted), for the three months ended June 30, 2015, as compared with $2,218,000, or $0.61 per share (basic and diluted), for the three months ended June 30, 2014, a decrease of $991,000, or 44.7%. Our net income was $2,469,000, or $0.63 per share (basic and diluted), for the six months ended June 30, 2015, as compared with $4,614,000, or $1.29 per share (basic and diluted), for the six months ended June 30, 2014, a decrease of $2,145,000, or 46.5%.

Foreign currency translation gain (loss). The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $329,000 for the three months ended June 30, 2015, as compared to a foreign currency translation gain of $106,000 for the three months ended June 30, 2014. We reported a foreign currency translation gain of $802,000 for the six months ended June 30, 2015, as compared to a foreign currency translation loss of $675,000 for the six months ended June 30, 2014. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gain/loss, we had comprehensive income for the three months ended June 30, 2015 of $1,556,000, compared to $2,324,000 for the three months ended June 30, 2014. We had comprehensive income for the six months ended June 30, 2015 of $3,271,000, compared to $3,939,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2015 and December 31, 2014, we had cash balances of approximately $16,807,000 and $7,836,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	June 30, 2015		December 31, 2014
United States	$2	0.01%	$43	0.5%
China	16,805	99.99%	7,793	99.5%
Total cash and cash equivalents	$16,807	100.0%	$7,836	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2014 to June 30, 2015 (dollars in thousands):

			December 31, 2014 to June 30, 2015
	June 30, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$41,199	$34,090	$7,109	20.9%
Total current liabilities	10,454	10,493	(39)	(0.4)%
Working capital:	$30,745	$23,597	$7,148	30.3%

Our working capital increased $7,148,000 to $30,745,000 at June 30, 2015 from $23,597,000 at December 31, 2014. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $8,971,000, an increase in inventories, net of reserve for obsolete inventories, of approximately $323,000, a decrease in bank acceptance notes payable of approximately $324,000, a decrease in accrued expenses of approximately $564,000, a decrease in VAT and service taxes payable of approximately $263,000, and a decrease in income taxes payable of approximately $474,000, offset by a decrease in restricted cash of approximately $324,000, a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $1,827,000, an increase in short-term bank loans of approximately $190,000, an increase in accounts payable of approximately $933,000, and an increase in advances from customers of approximately $464,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $8,718,000 for the six months ended June 30, 2015 as compared to $5,310,000 for the six months ended June 30, 2014, an increase of $3,408,000.

Net cash flow provided by operating activities for the six months ended June 30, 2015 primarily reflected net income of approximately $2,469,000 and the add-back of non-cash items primarily consisting of depreciation of approximately $4,145,000, amortization of land use rights of approximately $48,000, and stock-based compensation of approximately $274,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $1,992,000, an increase in accounts payable of approximately $894,000 and an increase in advances from customers of approximately $458,000, offset by an increase in inventories of approximately $287,000, a decrease in accrued expenses of approximately $569,000, a decrease in VAT and service taxes payable of approximately $266,000, and a decrease in income taxes payable of approximately $477,000.

Net cash flow provided by operating activities for the six months ended June 30, 2014 primarily reflected net income of approximately $4,614,000 and the add-back of non-cash items consisting of depreciation of approximately $4,085,000, amortization of land use rights of approximately $48,000 and stock-based compensation expense of approximately $181,000, and changes in operating assets and liabilities primarily consisting of a decrease in notes receivable of approximately $599,000, a decrease in accounts receivable of approximately $1,465,000 due to the collection made in 2014, a decrease in prepaid value-added taxes on purchases of approximately $374,000, offset by an increase in inventories of approximately $3,224,000 due to the increase in raw materials and work-in-process in order to satisfy the increased purchase orders from our customers, a decrease in accounts payable of approximately $284,000, a decrease in accrued expenses of approximately $382,000, a decrease in income taxes payable of approximately $1,154,000 due to the payments made to China tax authorities in 2014, and a decrease in advances from customers of approximately $1,061,000.

For the six months ended June 30, 2015 and 2014, net cash flow used in investing activities reflects the purchase of property and equipment of approximately $6,000 and $6,280,000, respectively. The property and equipment purchased in the six months ended June 30, 2014 related to the expansion of our dyeing and finishing production facilities.

Net cash flow provided by financing activities was approximately $164,000 for the six months ended June 30, 2015 as compared to net cash flow provided by financing activities of approximately $1,624,000 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we received proceeds from bank loans of approximately $2,945,000, and proceeds from the decrease in restricted cash of approximately $327,000, offset by repayments for bank loans of approximately $2,781,000, and payments for the decrease in bank acceptance notes payable of approximately $327,000. During the six months ended June 30, 2014, we received proceeds from bank loans of $2,280,000, proceeds from the decrease in restricted cash of $326,000 and net proceeds from sale of common stock of approximately $1,624,000, offset by the repayments of bank loans of $2,280,000 and the decrease in bank acceptance notes payable of $326,000. We generally finance our operations through short term bank loans, which we have repaid at maturity and reborrowed at the then applicable interest rate.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our petroleum and chemical equipment segments. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

We generally finance our operations through short term loans from our banks, which we refinance upon expiration. We do not have any long-term financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,285	$3,285	$-	$-	$-
Bank acceptance notes payable	164	164	-	-	-
Total	$3,449	$3,449	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three and six months ended June 30, 2015, we had unrealized foreign currency translation gain of $329,321 and $802,301, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the six months ended June 30, 2015. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and six months ended June 30, 2015 included in this Quarterly Report on Form 10-Q was fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended June 30, 2015 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 14, 2015	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and Principal Executive Officer

Date: August 14, 2015	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer

