Form 10-Q
period 2015-09-30
Cleantech Solutions International, Inc.,
filed 2015-11-13
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,943,986 shares of common stock are issued and outstanding as of November 13, 2015.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2015

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE.

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

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$18,672,230	$7,835,791
Restricted cash	582,329	488,719
Notes receivable	248,670	114,034
Accounts receivable, net of allowance for doubtful accounts	17,158,938	20,316,037
Inventories, net of reserve for obsolete inventories	3,854,729	4,241,022
Advances to suppliers	629,605	565,581
Deferred tax assets	363,012	375,744
Prepaid expenses and other	172,104	153,260

Total Current Assets	41,681,617	34,090,188

PROPERTY AND EQUIPMENT, net	61,302,025	69,628,597

OTHER ASSETS:
Equipment held for sale	408,222	422,540
Land use rights, net	3,478,202	3,672,420

Total Assets	$106,870,066	$107,813,745

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,147,723	$3,095,219
Bank acceptance notes payable	582,329	488,719
Accounts payable	4,012,473	4,322,275
Accrued expenses	556,354	1,059,579
Advances from customers	837,408	495,461
VAT and service taxes payable	169,913	500,569
Income taxes payable	-	531,120

Total Current Liabilities	9,306,200	10,492,942

Total Liabilities	9,306,200	10,492,942

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2015 and December 31, 2014)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,943,986 and 3,859,986 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	3,944	3,860
Additional paid-in capital	33,803,333	33,517,857
Retained earnings	53,120,069	50,039,267
Statutory reserve	3,586,532	3,294,199
Accumulated other comprehensive income - foreign currency translation adjustment	7,049,988	10,465,620

Total Stockholders' Equity	97,563,866	97,320,803

Total Liabilities and Stockholders' Equity	$106,870,066	$107,813,745

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)/INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$12,025,433	$20,246,555	$42,862,498	$55,409,844

COST OF REVENUES	10,023,347	15,570,370	35,094,790	42,375,936

GROSS PROFIT	2,002,086	4,676,185	7,767,708	13,033,908

OPERATING EXPENSES:
Depreciation	160,564	148,371	672,656	376,640
Selling, general and administrative	537,601	825,379	2,206,587	2,590,445
Research and development	23,935	29,328	81,195	87,447

Total Operating Expenses	722,100	1,003,078	2,960,438	3,054,532

INCOME FROM OPERATIONS	1,279,986	3,673,107	4,807,270	9,979,376

OTHER INCOME (EXPENSE):
Interest income	11,633	4,141	30,150	13,286
Interest expense	(61,131)	(60,487)	(175,102)	(178,313)
Grant income	-	2,735	-	34,821
Foreign currency transaction (loss)/gain	-	(2)	(11)	1,268
Other income	-	33,799	-	67,665

Total Other Income (Expense), net	(49,498)	(19,814)	(144,963)	(61,273)

INCOME BEFORE INCOME TAXES	1,230,488	3,653,293	4,662,307	9,918,103

INCOME TAXES	326,357	953,552	1,289,172	2,604,100

NET INCOME	$904,131	$2,699,741	$3,373,135	$7,314,003

COMPREHENSIVE INCOME:
NET INCOME	$904,131	$2,699,741	$3,373,135	$7,314,003

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized foreign currency translation (loss)/gain	(4,217,933)	29,648	(3,415,632)	(645,827)

COMPREHENSIVE (LOSS) INCOME	$(3,313,802)	$2,729,389	$(42,497)	$6,668,176

NET INCOME PER COMMON SHARE:
Basic	$0.23	$0.70	$0.86	$1.99
Diluted	$0.23	$0.70	$0.86	$1.99

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,943,725	3,859,986	3,939,486	3,666,543
Diluted	3,943,725	3,859,986	3,939,486	3,666,543

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,373,135	$7,314,003
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	6,166,899	6,245,723
Amortization of land use rights	71,966	72,141
Amortization of prepaid expense	-	13,774
Stock-based compensation	285,560	271,661
Changes in operating assets and liabilities:
Notes receivable	(142,843)	461,461
Accounts receivable	2,546,105	729,430
Inventories	250,193	(2,959,168)
Prepaid value-added taxes on purchases	-	256,691
Prepaid and other current assets	21,114	(11,280)
Advances to suppliers	(85,798)	113,219
Accounts payable	(168,462)	(314,445)
Accrued expenses	(487,275)	(215,395)
VAT and service taxes payable	(323,532)	388
Income taxes payable	(574,783)	(967,226)
Advances from customers	369,986	(1,216,756)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,302,265	9,794,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,573)	(10,822,897)

NET CASH USED IN INVESTING ACTIVITIES	(12,573)	(10,822,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	4,545,012	3,091,592
Repayments of bank loans	(4,382,690)	(3,091,592)
(Increase) Decrease in restricted cash	(113,625)	244,073
Increase (decrease) in bank acceptance notes payable	113,625	(244,073)
Net proceeds from sale of common stock	-	1,623,691

NET CASH PROVIDED BY FINANCING ACTIVITIES	162,322	1,623,691

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(615,575)	(2,582)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,836,439	592,433

CASH AND CASH EQUIVALENTS - beginning of period	7,835,791	1,114,873

CASH AND CASH EQUIVALENTS - end of period	$18,672,230	$1,707,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$175,102	$178,313
Income taxes	$1,863,955	$3,571,325

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$321,064
Common stock issued for future service	$-	$90,554

 See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Heavy Industries was formed on May 21, 2004. During the period from April 2007 until 2009, Heavy Industries produced large-scaled forged rolled rings that are up to three meters in diameter for the wind-power and other industries. Since 2009, the forged rolled rings were produced primarily by Fulland Wind Energy along with Heavy Industries. Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries, and it produces and sells a variety heat exchangers, separators, tanks, towers, cryogenic equipment, and other products. The Company refers to this new segment of its business as the petroleum and chemical equipment segment.

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

Basis of presentation; management’s responsibility for preparation of financial statements

The Company’s unaudited consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind Energy, as well as the financial statements of Huayang Companies - Dyeing and Heavy Industries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015. The consolidated balance sheet as of December 31, 2014 contained herein has been derived from the audited consolidated financial statements as of December 31, 2014, but do not include all disclosures required by the U.S. GAAP.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2015 and 2014 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. As of September 30, 2015 and December 31, 2014, cash balances in banks in the PRC of $18,671,229 and $7,792,993, respectively, are uninsured.

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

At September 30, 2015 and December 31, 2014, equipment held for sale was measured at fair value on a nonrecurring basis as shown in the following table.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015	Impairment Loss
Equipment held for sale	$-	$-	$408,222	$408,222	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2014. Upon completion of its 2014 impairment analysis, the Company determined that the carrying value exceeded the fair market value on this equipment. Accordingly, the Company recorded an impairment loss of $3,799,947 at December 31, 2014. The difference in the value of equipment held for sale at September 30, 2015 from December 31, 2014 reflects changes in the currency exchange rate.

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

At September 30, 2015 and December 31, 2014, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2015		December 31, 2014
United States	$1,001	0.01%	$42,798	0.5%
China	18,671,229	99.99%	7,792,993	99.5%
Total cash and cash equivalents	$18,672,230	100.0%	$7,835,791	100.0%

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $248,670 and $114,034 at September 30, 2015 and December 31, 2014, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,270,574 and $1,321,328, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $175,491 and $181,646 at September 30, 2015 and December 31, 2014, respectively.

Advance to suppliers

Advance to suppliers represents the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $629,605 and $565,581 as of September 30, 2015 and December 31, 2014, respectively.

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

Equipment held for sale

At September 30, 2015 and December 31, 2014, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets. The Company has not found and does not expect to find any potential buyer or lessee in the next twelve months.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2015 and 2014.

Advances from customers

Advances from customers at September 30, 2015 and December 31, 2014 amounted to $837,408 and $495,461, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended September 30, 2015 and 2014, amounts allocated to installation and warranty revenues were $18,146 and $32,564, respectively. For the nine months ended September 30, 2015 and 2014, amounts allocated to installation and warranty revenues were $61,032 and $97,884, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2015 and December 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Shipping costs

Shipping costs are included in selling expenses and totaled $174,497 and $336,336 for the three months ended September 30, 2015 and 2014, respectively. Shipping costs totaled $804,993 and $951,895 for the nine months ended September 30, 2015 and 2014, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $51,360 and $61,550 for the three months ended September 30, 2015 and 2014, respectively. Employee benefit costs totaled $174,738 and $180,537 for the nine months ended September 30, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying unaudited consolidated statements of income and comprehensive income and totaled $10,628 and $17,339 for the three months ended September 30, 2015 and 2014, respectively. Advertising expenses totaled $29,731 and $23,053 for the nine months ended September 30, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $23,935 and $29,328 for the three months ended September 30, 2015 and 2014, respectively. Research and development costs totaled $81,195 and $87,447 for the nine months ended September 30, 2015 and 2014, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2015 and 2014 was $(615,575) and $(2,582), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Asset and liability accounts at September 30, 2015 and December 31, 2014 were translated at 6.3538 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2015 and 2014 were 6.1606 RMB and 6.1457 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any potentially dilutive common stock outstanding during the three and nine months ended September 30, 2015 and 2014.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders for basic and diluted net income per share of common stock	$904,131	$2,699,741	$3,373,135	$7,314,003
Weighted average common stock outstanding - basic and diluted	3,943,725	3,859,986	3,939,486	3,666,543
Net income per common share - basic and diluted	$0.23	$0.70	$0.86	$1.99

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

Comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2015 and 2014 included net income and unrealized gains/(losses) from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$18,429,512	$21,637,365
Less: allowance for doubtful accounts	(1,270,574)	(1,321,328)
	$17,158,938	$20,316,037

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 3 – INVENTORIES

At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$1,448,000	$835,589
Work-in-process	1,110,786	1,454,999
Finished goods	1,471,434	2,132,080
	4,030,220	4,422,668
Less: reserve for obsolete inventories	(175,491)	(181,646)
	$3,854,729	$4,241,022

For the three and nine months ended September 30, 2015 and 2014, the Company did not make any change for reserve for obsolete inventories.

NOTE 4 – PROPERTY AND EQUIPMENT

At September 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	Useful life	September 30, 2015	December 31, 2014
Office equipment and furniture	5 years	$168,967	$166,734
Manufacturing equipment	5 -10 years	74,269,575	76,870,025
Vehicles	5 years	198,743	205,714
Building and building improvements	5 - 20 years	25,199,774	26,083,624
		99,837,059	103,326,097
Less: accumulated depreciation		(38,535,034)	(33,697,500)
		$61,302,025	$69,628,597

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4 – PROPERTY AND EQUIPMENT (continued)

For the three months ended September 30, 2015 and 2014, depreciation expense amounted to $2,022,385 and $2,160,933, respectively, of which $1,861,821 and $1,844,902, respectively, was included in cost of revenues, $0 and $167,660, respectively, which was related to the ESR equipment which was held for operating lease in 2014, was included as a reduction to rental income, and the remainder was included in operating expenses.

For the nine months ended September 30, 2015 and 2014, depreciation expense amounted to $6,166,899 and $6,245,723, respectively, of which $5,494,243 and $5,533,436, respectively, was included in cost of revenues, $0 and $335,647 which was related to the ESR equipment which was held for operating lease in 2014, respectively, was included as a reduction in rental income, and the remainder was included in operating expenses.

Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended September 30, 2015 and 2014, amortization of land use rights amounted to $23,614 and $24,000, respectively. For the nine months ended September 30, 2015 and 2014, amortization of land use rights amounted to $71,966 and $72,141, respectively. At September 30, 2015 and December 31, 2014, land use rights consisted of the following:

	Useful life	September 30, 2015	December 31, 2014
Land use rights	45 - 50 years	$4,249,551	$4,398,598
Less: accumulated amortization		(771,349)	(726,178)
		$3,478,202	$3,672,420

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2016	$93,037
2017	93,037
2018	93,037
2019	93,037
2020	93,037
Thereafter	3,013,017
$3,478,202

NOTE 6 – EQUIPMENT HELD FOR SALE

During the last quarter of 2013, the Company decided to lease the ESR equipment that was used in 2010 and 2011 to produce forged products for the high performance components market to a third party and negotiations took place last quarter of 2013 through March 2014. In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB, including value-added tax (approximately $236,000 per quarter). Accordingly, at December 31, 2013, the ESR equipment was reflected as equipment held for operating lease. The lessee stopped using the equipment and stopped paying rent in early 2015. The Company has not found and does not expect to find any potential buyer or other lessees in the next twelve months. Therefore, the Company reclassified the equipment held for operating lease to equipment held for sale on the accompanying consolidated balance sheets at September 30, 2015 and December 31, 2014.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturity. At September 30, 2015 and December 31, 2014, short-term bank loans consisted of the following:

	September 30, 2015	December 31, 2014
Loan from Agricultural and Commercial Bank, due on March 20, 2015 with annual interest rate of 7.20% at December 31, 2014, secured by certain assets of the Company and repaid in March 2015	$-	$488,719

Loan from Agricultural and Commercial Bank, due on June 16, 2016 with annual interest rate of 7.038% at September 30, 2015, secured by certain assets of the Company	708,238	-

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 1, 2015 with annual interest rate of 9.36% at December 31, 2014, secured by certain assets of the Company and repaid on due date	-	814,531

Loan from Jiangsu Huishan Mintai Village Town Bank, due on March 1, 2016 with annual interest rate of 10.56% at September 30, 2015, secured by certain assets of the Company	786,931	-

Loan from Bank of Communications, due on April 16, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015	-	325,812

Loan from Bank of Communications, due on September 3, 2016 with annual interest rate of 5.62% at September 30, 2015	786,931	-

Loan from Bank of Communications, due on April 23, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015	-	488,719

Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015.	-	488,719

Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at September 30, 2015, secured by certain assets of the Company	393,465	-

Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015	-	488,719

Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at September 30, 2015, secured by certain assets of the Company	472,158	-
Total short-term bank loans	$3,147,723	$3,095,219

For the three months ended September 30, 2015 and 2014, interest expense related to short-term bank loans amounted to $61,131 and $60,487, respectively, which were included in interest expense on the accompanying unaudited consolidated statements of income and comprehensive income.

For the nine months ended September 30, 2015 and 2014, interest expense related to short-term bank loans amounted to $175,102 and $178,313, respectively, which were included in interest expense on the accompanying unaudited consolidated statements of income and comprehensive income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At September 30, 2015 and December 31, 2014, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2015	December 31, 2014
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 11, 2015, collateralized by 100% of restricted cash deposited	$-	$162,907

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 28, 2015, collateralized by 100% of restricted cash deposited	-	81,453

Bank of China, non-interest bearing, due and paid on June 4, 2015, collateralized by 100% of restricted cash deposited	-	81,453

Bank of China, non-interest bearing, due and paid on June 15, 2015, collateralized by 100% of restricted cash deposited	-	81,453

Bank of China, non-interest bearing, due and paid on June 29, 2015, collateralized by 100% of restricted cash deposited	-	81,453

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on January 9, 2016, collateralized by 100% of restricted cash deposited	314,773	-

Bank of China, non-interest bearing, due on January 16, 2016, collateralized by 100% of restricted cash deposited	110,170	-

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on March 21, 2016, collateralized by 100% of restricted cash deposited	78,693	-

Bank of China, non-interest bearing, due on March 23, 2016, collateralized by 100% of restricted cash deposited	78,693	-
Total	$582,329	$488,719

NOTE 9 – ACCURED EXPENSES

At September 30, 2015 and December 31, 2014, accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accrued salaries and related benefits	$398,186	$693,700
Accrued professional fees	54,080	110,921
Other payables	104,088	254,958
	$556,354	$1,059,579

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

On July 7, 2015, the Company issued 4,000 shares of common stock pursuant to its 2010 long-term incentive plan to a director. The shares were valued at the fair market value on the grant date, and the Company recorded stock-based compensation of $11,160.

NOTE 11– STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2014, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Heavy Industries; accordingly, no additional statutory reserve is required for the nine months ended September 30, 2015. As of December 31, 2014, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Fulland Wind Energy. For the nine months ended September 30, 2015, statutory reserve activities were as follows:

	Dyeing	Heavy Industries	Fulland Wind Energy	Total
Balance - December 31, 2014	$922,527	$1,168,796	$1,202,876	$3,294,199
Addition to statutory reserve	263,682	-	28,651	292,333
Balance – September 30, 2015	$1,186,209	$1,168,796	$1,231,527	$3,586,532

NOTE 12 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2015, the Company operated in three reportable business segments - (1) the manufacture of forged rolled rings and related components segment, (2) the manufacture of textile dyeing and finishing equipment segment, and (3) the manufacture of petroleum and chemical equipment segment. For the three and nine months ended September 30, 2014, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components segment, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three and nine months ended September 30, 2015 and 2014 was as follows:

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 12 – SEGMENT INFORMATION (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Forged rolled rings and related components	$1,420,348	$8,447,067	$11,692,962	$24,554,012
Dyeing and finishing equipment	8,355,273	11,799,488	23,491,579	30,855,832
Petroleum and chemical equipment	2,249,812	-	7,677,957	-
	12,025,433	20,246,555	42,862,498	55,409,844
Depreciation
Forged rolled rings and related components	684,422	1,208,415	2,086,489	3,632,810
Dyeing and finishing equipment	850,480	784,858	2,572,477	2,277,266
Petroleum and chemical equipment	487,483	-	1,507,933	-
Other (a)	-	167,660	-	335,647
	2,022,385	2,160,933	6,166,899	6,245,723
Interest expense
Forged rolled rings and related components	12,735	22,910	27,740	68,113
Dyeing and finishing equipment	35,561	37,577	107,474	110,200
Petroleum and chemical equipment	12,835	-	39,888	-
	61,131	60,487	175,102	178,313
Net income (loss)
Forged rolled rings and related components	(302,083)	1,156,394	286,505	3,430,514
Dyeing and finishing equipment	1,170,705	1,702,327	3,080,537	4,375,925
Petroleum and chemical equipment	114,609	-	500,473	-
Other (b)	(79,100)	(158,980)	(494,380)	(492,436)
	$904,131	$2,699,741	$3,373,135	$7,314,003

Identifiable long-lived tangible assets at September 30, 2015 and December 31, 2014 by segment	September 30, 2015	December 31, 2014
Forged rolled rings and related components (c)	$19,817,335	$38,937,371
Dyeing and finishing equipment	27,168,582	30,691,226
Petroleum and chemical equipment (c)	14,316,108	-
Equipment held for sale	408,222	422,540
	$61,710,247	$70,051,137

Identifiable long-lived tangible assets at September 30, 2015 and December 31, 2014 by geographical location	September 30, 2015	December 31, 2014
China	$61,710,247	$70,051,137
United States	-	-
	$61,710,247	$70,051,137

(a)	Depreciation for equipment held for sale is not taken in the three and nine months ended September 30, 2015. The Company does not allocate the depreciation for equipment held for sale to any operating segment. In the three and nine months ended September 30, 2014, such depreciation is reflected as a reduction in rental income.
(b)	The Company does not allocate any general and administrative expenses of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.
(c)	Reflects reclassification of property and equipment previously used in the forged rolled rings and related components segment to petroleum and chemical equipment segment.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 13 – CONCENTRATION

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2015	2014	2015	2014
A	19%	*	13%	*

*              Less than 10%.

The largest customer accounted for 4.4% and 0% of the Company’s total outstanding accounts receivable at September 30, 2015 and December 31, 2014, respectively.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2015	2014	2015	2014
A	*	14%	*	14%
B	27%	22%	25%	19%
C	*	15%	10%	16%
D	14%	*	*	*

*              Less than 10%.

The two largest suppliers accounted for 11.4% of the Company’s total outstanding accounts payable at September 30, 2015. The three largest suppliers accounted for 30.4% of the Company’s total outstanding accounts payable at December 31, 2014.

NOTE 14 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Heavy Industries had reached the cumulative limit as of September 30, 2015 and December 31, 2014, respectively. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiaries from transferring funds to the Company in the form of loans and/or advances.

As of September 30, 2015 and December 31, 2014, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiaries located in the PRC. Accordingly, the Company’s restricted net assets at September 30, 2015 and December 31, 2014 were approximately $96,965,000 and $96,519,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are currently engaged in three business segments:

●	the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components;

●	the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines; and

●	the petroleum and chemical equipment segment, in which we manufacture and sell equipment, such as reaction kettle, heat exchangers, separators, tanks, towers and other components, to the petroleum and chemical industries. Sales in this segment commenced in the first quarter of 2015. We did not operate in the petroleum and chemical equipment segment during the 2014 periods.

The following table sets forth information as to revenues of our forged rolled rings and related components, dyeing and finishing equipment and petroleum and chemical equipment segments in dollars and as a percent of revenues (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Dollars	%	Dollars	%
Forged rolled rings and related components	$1,420	11.8%	$8,447	41.7%
Dyeing and finishing equipment	8,355	69.5%	11,799	58.3%
Petroleum and chemical equipment	2,250	18.7%	-	-
Total	$12,025	100.0%	$20,246	100.0%

	Nine Months Ended September 30,
	2015		2014
	Dollars	%	Dollars	%
Forged rolled rings and related components	$11,693	27.3%	$24,554	44.3%
Dyeing and finishing equipment	23,491	54.8%	30,856	55.7%
Petroleum and chemical equipment	7,678	17.9%	-	-
Total	$42,862	100.0%	$55,410	100.0%

In the third quarter of 2015, challenging economic conditions, falling steel prices and limited availability of credit in China presented numerous challenges for our business. Our forged rolled rings and related products segment in particular experienced a significant reduction in sales and operated at a loss during the quarter. In our dyeing equipment segment, we experienced softer demand for our low-emission airflow dyeing machines as many of our customers already upgraded to newer models last year and much of our remaining customer base does not have the ability to make significant capital expenditures at this time. We continue to deliver parts and equipment under our contract with a large state-owned enterprise for a major chemical project in Xinjiang, which helped offset the decreases in revenue from our other two segments.

The factors that affected our revenue, gross margin and net income in our segments during the three and nine months ended September 30, 2015, which are described below, are likely to continue to affect our operations in the rest of 2015. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date. We began to market to the petroleum and chemical industries during 2014, but we did not manufacture any products or generate any sales in these industries until the first quarter of 2015. During the three and nine months ended September 30, 2015, sales from the petroleum and chemical equipment segment partially offset the significant decline in revenue for both the forged rolled rings and related components and the dyeing and finishing segments.

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

Revenues from our forged rolled rings and related components segment decreased $7.0 million, or 83.2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Revenue from our forged rolled rings and related components segment decreased $12.9 million, or 52.4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term, other factors, such as economic factors and the availability of credit, may affect the requirements of our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We believe that there is a degree of market saturation for forged rolled rings and related components for wind power and other industries and this market saturation, combined with the effects of lower oil and gas prices has reduced the demand for construction of wind power facilities, and we expect that our revenues from forged rolled rings and related components will continue to decrease in the near future.

Among all the renewable energies, we believe that wind power is at a mature stage in terms of the technology and represents the best prospect for large-scale commercial development. We believe that it is becoming more competitive against traditional energy sources as the industry continues to grow and production costs continue to fall, although difficulties in transmission of electricity generated by wind power continues to affect this market and, notwithstanding the stated policies of the government of the PRC to encourage renewable energy such as wind power, the recent decline in oil prices is affecting the market for wind power generation facilities and other sources of renewable energy as potential customers are becoming reluctant to make the capital investment necessary to construct the wind power generation plants.

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

Dyeing and Finishing Equipment Segment

Revenue from our dyeing segment decreased $3.4 million, or 29.2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Revenue from our dyeing segment decreased $7.4 million, or 23.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. In order to reduce our business risk, we tightened our credit review policies and delayed credit sales to certain customers. In accordance with this policy change, in the nine months ended September 30, 2015, we delayed shipments of low-emission airflow dyeing machines due to a delay in receiving scheduled payments from some of our customers with outstanding accounts receivable. We expect payment from these customers and shipment of these machines in the near future. Additionally, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as customers replaced older dyeing equipment with our low-emission airflow dyeing machine in 2014 and orders for new low-emission airflow dyeing machines have slowed down in the three and nine months ended September 30, 2015. Accordingly, our revenue from dyeing and finishing equipment segment decreased in the three and nine months ended September 30, 2015 as compared to the 2014 periods.

We expect our revenue from dyeing segment will remain at or near the level of the third quarter of 2015 for the near future.

Petroleum and Chemical Equipment Segment

Through our petroleum and chemical equipment division, we produce and sell equipment such as coal chemical equipment, formaldehyde plant and downstream products, reaction kettle, heat exchangers, separators, tanks, towers to petroleum and chemical industries. We started to sell our petroleum and chemical equipment in February 2015. Revenue from our petroleum and chemical equipment segment was $2.2 million and $7.7 million for the three and nine months ended September 30, 2015, respectively. The market for petroleum products is mainly dominated by three major Chinese petroleum companies, and their capital expenditure and purchasing policy will have a significant effect both upon our ability to generate revenue from this segment and the gross margins which we can generate. Furthermore, because we sell our petroleum and chemical equipment products to a very small number of customers, the change in the purchasing policies of one or two customers could have a significant effect on our revenues from this segment. Sales to a large state-owned enterprise for parts and equipment to be used on a major chemical project in Xinjiang, which was generated in the three and nine months ended September 30, 2015, accounted for approximately $2.2 million and $5.4 million, respective, or 100.0% and 70.4% of the petroleum and chemical segment revenue for the three and nine months ended September 30, 2015, respectively.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 41% of our purchases of raw materials for the three months ended September 30, 2015. One of these two suppliers and one other major supplier provided approximately 35% of our purchases of raw materials for the nine months ended September 30, 2015. Three major suppliers of steel provided approximately 51% of our purchases of raw materials for the three months ended September 30, 2014. These three suppliers provided approximately 49% of our purchases of raw materials for the nine months ended September 30, 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

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

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and nine months ended September 30, 2015 and 2014, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, cash flow, or disclosures.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The following table sets forth the results of our operations for the three months ended September 30, 2015 and 2014 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Dollars	Percentage	Dollars	Percentage
Revenues	$12,025	100.0%	$20,246	100.0%
Cost of revenues	10,023	83.4%	15,570	76.9%
Gross profit	2,002	16.6%	4,676	23.1%
Operating expenses	722	6.0%	1,003	5.0%
Income from operations	1,280	10.6%	3,673	18.1%
Other income (expenses)	(50)	(0.4)%	(20)	(0.1)%
Income before provision for income taxes	1,230	10.2%	3,653	18.0%
Provision for income taxes	326	2.7%	953	4.7%
Net income	904	7.5%	2,700	13.3%
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,218)	(35.1)%	29	0.2%
Comprehensive (loss) income	$(3,314)	(27.6)%	$2,729	13.5%

The following table sets forth the results of our operations for the nine months ended September 30, 2015 and 2014 indicated as a percentage of revenues (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014
	Dollars	Percentage	Dollars	Percentage
Revenues	$42,862	100.0%	$55,410	100.0%
Cost of revenues	35,095	81.9%	42,376	76.5%
Gross profit	7,767	18.1%	13,034	23.5%
Operating expenses	2,960	6.9%	3,055	5.5%
Income from operations	4,807	11.2%	9,979	18.0%
Other income (expenses)	(145)	(0.3)%	(61)	(0.1)%
Income before provision for income taxes	4,662	10.9%	9,918	17.9%
Provision for income taxes	1,289	3.0%	2,604	4.7%
Net income	3,373	7.9%	7,314	13.2%
Other comprehensive loss:
Foreign currency translation adjustment	(3,416)	(8.0)%	(646)	(1.2)%
Comprehensive (loss) income	$(43)	(0.1)%	$6,668	12.0%

The following table sets forth information as to the revenues, gross profit and gross margin for our three business segments for the three months ended September 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Revenues	Cost of revenues	Gross profit	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Forged rolled rings and related components	$1,420	$1,698	$(278)	(19.6)%	$8,447	$6,464	$1,983	23.5%
Dyeing and finishing equipment	8,355	6,391	1,964	23.5%	11,799	9,106	2,693	22.8%
Petroleum and chemical equipment	2,250	1,934	316	14.0%	-	-	-	-
Total	$12,025	$10,023	$2,002	16.6%	$20,246	$15,570	$4,676	23.1%

The following table sets forth information as to the revenues, gross profit and gross margin for our three business segments for the nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Revenues	Cost of revenues	Gross profit	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Forged rolled rings and related components	$11,693	$10,465	$1,228	10.5%	$24,554	$18,695	$5,859	23.9%
Dyeing and finishing equipment	23,491	18,091	5,400	23.0%	30,856	23,681	7,175	23.3%
Petroleum and chemical equipment	7,678	6,539	1,139	14.8%	-	-	-	-
Total	$42,862	$35,095	$7,767	18.1%	$55,410	$42,376	$13,034	23.5%

Revenues. For the three months ended September 30, 2015, we had revenues of $12,025,000, as compared to revenues of $20,246,000 for the three months ended September 30, 2014, a decrease of $8,221,000 or 40.6%. The decrease in revenues for the three months ended September 30, 2015 was primarily attributable to decreases in revenue from both our forged rolled rings and related components segment and our dyeing and finishing segment, which were partially offset by revenues generated from petroleum and chemical segment. The change in revenues is summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	(Decrease) Increase	Percentage Change
Forged rolled rings and related components	$1,420	$8,447	$(7,027)	(83.2)%
Dyeing and finishing equipment	8,355	11,799	(3,444)	(29.2)%
Petroleum and chemical equipment	2,250	-	2,250	NA
Total revenues	$12,025	$20,246	$(8,221)	(40.6)%

For the nine months ended September 30, 2015, we had revenues of $42,862,000, as compared to revenues of $55,410,000 for the nine months ended September 30, 2014, a decrease of $12,548,000 or 22.6%. The decrease in revenues for the nine months ended September 30, 2015 was primarily attributable to decreases in revenue from both our forged rolled rings and related components segment and our dyeing and finishing segment, partially offset by revenues generated from petroleum and chemical segment. The change in revenues is summarized as follows (dollars in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	(Decrease) Increase	Percentage Change
Forged rolled rings and related components	$11,693	$24,554	$(12,861)	(52.4)%
Dyeing and finishing equipment	23,491	30,856	(7,365)	(23.9)%
Petroleum and chemical equipment	7,678	-	7,678	NA
Total revenues	$42,862	$55,410	$(12,548)	(22.6)%

Forged rolled rings and related components segment

For the three months ended September 30, 2015, revenues from the sale of forged rolled rings and related components decreased by approximately $7,027,000, or 83.2% as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, revenue from the sale of forged rolled rings and related components decreased by approximately $12,861,000, or 52.4% as compared to the nine months ended September 30, 2014. The demand for products used in manufacturing in general, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenues and net income will be affected. We believe that there is a degree of market saturation, and we expect that our revenues from customers of forged rolled rings and related components will continue to decrease for the near future.

Dyeing and finishing equipment segment

For the three months ended September 30, 2015, revenues from the sale of dyeing and finishing equipment decreased by approximately $3,444,000 or 29.2% as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, revenues from the sale of dyeing and finishing equipment decreased by approximately $7,365,000 or 23.9% as compared to the nine months ended September 30, 2014. In order to reduce our business risk, we tightened our credit review policies and delayed credit sales to certain customers. Accordingly, in the nine months ended September 30, 2015, we delayed shipments of low-emission airflow dyeing machines due to a delay in receiving scheduled payments from some of our customers with outstanding accounts receivable. We expect payment from these customers and shipment of these machines in the near future. Additionally, we experienced an anticipated slowdown in shipments of our low-emission airflow dyeing machines as many customers replaced older dyeing equipment with our low-emission airflow dyeing machine in the 2014 periods, and we believe that orders for new low-emission airflow dyeing machines have slowed down in the three and nine months ended September 30, 2015 in part because the remaining potential customer base included more companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Accordingly, our revenues from dyeing and finishing equipment segment decreased in the three and nine months ended September 30, 2015 as compared to the 2014 periods.

Petroleum and chemical equipment segment

We sought to expand our business to oil and natural gas industries since 2013. We received the certifications needed to serve these markets in mid-2013. However, we did not generate revenues or incur manufacturing costs from the petroleum and chemical segment until the first quarter of 2015. We expect that our revenues from petroleum and chemical equipment customers will have a modest increase in the near future. However, our revenue in this segment is highly dependent upon sales to the three major Chinese petrochemical companies, whose purchasing policies affect both our revenue and gross margin for this segment, one of which accounted for 100.0% and 70.4% of revenue from this segment for the three and nine months ended September 30, 2015, respectively.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended September 30, 2015, cost of revenues was $10,023,000 as compared to $15,570,000 for the three months ended September 30, 2014, a decrease of $5,547,000, or 35.6%. Cost of revenues related to the manufacture of forged rolled rings and related components was $1,698,000 for the three months ended September 30, 2015 as compared to $6,464,000 for the three months ended September 30, 2014. Cost of revenues for the dyeing and finishing equipment segment was $6,391,000 for the three months ended September 30, 2015, as compared to $9,106,000 for the three months ended September 30, 2014. Cost of revenues for the petroleum and chemical equipment was $1,934,000 for the three months ended September 30, 2015. Since the manufacture and sale of the petroleum and chemical products commenced in the first quarter of 2015, we had neither revenues nor cost of revenues from this segment in the third quarter of 2014.

For the nine months ended September 30, 2015, cost of revenues was $35,095,000 as compared to $42,376,000 for the nine months ended September 30, 2014, a decrease of $7,281,000, or 17.2%. Cost of revenues related to the manufacture of forged rolled rings and related components was $10,465,000 for the nine months ended September 30, 2015 as compared to $18,695,000 for the nine months ended September 30, 2014. Cost of revenues for the dyeing and finishing equipment segment was $18,091,000 for the nine months ended September 30, 2015, as compared to $23,681,000 for the nine months ended September 30, 2014. Cost of revenues for the petroleum and chemical equipment was $6,539,000 for the nine months ended September 30, 2015. Since the manufacture and sale of the petroleum and chemical products commenced in the first quarter of 2015, we had neither revenues nor cost of revenues from this segment in the nine months ended September 30, 2014.

Gross profit and gross margin. Our gross profit was $2,002,000 for the three months ended September 30, 2015 as compared to $4,676,000 for the three months ended September 30, 2014, representing gross margins of 16.6% and 23.1%, respectively. Our gross profit was $7,767,000 for the nine months ended September 30, 2015 as compared to $13,034,000 for the nine months ended September 30, 2014, representing gross margins of 18.1% and 23.5%, respectively.

We incurred a negative gross profit from forged rolled rings and related components segment of $278,000 for the three months ended September 30, 2015 as compared to gross profit of $1,983,000 for the three months ended September 30, 2014, representing gross margins of approximately (19.6)% and 23.5%, respectively. Gross profit from forged rolled rings and related components segment was $1,228,000 for the nine months ended September 30, 2015 as compared to $5,859,000 for the nine months ended September 30, 2014, representing gross margins of approximately 10.5% and 23.9%, respectively. The significant decrease in our gross margin for the forged rolled rings and related components segment for the three and nine months ended September 30, 2015 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, combined with a modest increase in labor costs. We expect that our gross margin from forged rolled rings will continue to be negative in the same range as in the third quarter of 2015, and we can only generate a positive gross margin if we can increase our production, thereby enabling us to operate more efficiently.  Although we are selling our forged rolled rings at prices which are less than our cost, we believe that, in long term, we will be able to operate this segment profitably because we are optimistic about the long-term prospects of the wind power industry and the market for our forged rolled rings and related products.  However, we cannot assure you that we will be able to generate sufficient sales from products in this segment to operate profitably.  We are evaluating the viability of this segment on an ongoing basis and, if we determine that it is not likely that we will be able to operate this segment profitably, we may discontinue operating in this segment.  Such a decision could result in a significant write-off of the value of the assets allocated to this segment.

Gross profit for the dyeing and finishing equipment segment was $1,964,000 for the three months ended September 30, 2015 as compared to $2,694,000 for the three months ended September 30, 2014, representing gross margins of approximately 23.5% and 22.8%, respectively. The modest increase in our gross margin for the dyeing and finishing equipment for the third quarter of 2015 as compared to the third quarter of 2014 was mainly due to the mix of equipment sales with an increase in sales from products with a higher margin. It has been our experience that, as we introduce new models, our initial margins on the new equipment are lower, and margins have improved as we increase volume, although we cannot assure you that we will be able to improve margins in the future. Gross profit for the dyeing and finishing equipment segment was $5,400,000 for the nine months ended September 30, 2015 as compared to $7,175,000 for the nine months ended September 30, 2014, representing gross margins of approximately 23.0% and 23.3%, respectively. The slight decrease in our gross margin for the dyeing and finishing equipment for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributed to the increase in the related miscellaneous sales taxes that are included in cost of revenues. We expect that our gross margin from dyeing and finishing equipment segment will remain in its current quarterly level with minimal increase in the near future.

Gross profit for the petroleum and chemical equipment segment was $316,000 and $1,139,000, respectively, for the three and nine months ended September 30, 2015, representing gross margin of approximately 14.0% and 14.8%, respectively. Many companies bid for the petroleum and chemical equipment orders. Since we are a small company and just entered this market in February 2015 and our customer base is small, we must offer a lower price in order to generate orders. Therefore, our gross margin for petroleum and chemical equipment is low. The low gross margin in this segment was one of factors in overall reduced gross margins, along with the low gross margin for forged rolled rings and related products, particularly the negative gross margin for forged rolled rings and related products in the third quarter of 2015.

Depreciation. Depreciation was $2,023,000 and $2,161,000 for the three months ended September 30, 2015 and 2014, respectively. Depreciation was $6,167,000 and $6,246,000 for the nine months ended September 30, 2015 and 2014, respectively. Depreciation for the three and nine months ended September 30, 2015 and 2014 was included in the following categories (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$1,862	$1,845	$5,494	$5,533
Operating expenses	161	148	673	377
Other expense	-	168	-	336
Total	$2,023	$2,161	$6,167	$6,246

The depreciation expense for cost of revenues for the three and nine months ended September 30, 2015 remained roughly consistent as compared to the three and nine months ended September 30, 2014.

Some manufacturing machinery in forged rolled rings and related components segment and in dyeing and finishing equipment segment were temporary idle during the first quarter of 2015. We recorded the related depreciation in the amount of approximately $177,000 for the first quarter of 2015, for this machinery as operating expenses rather than as cost of revenues.

The increase in depreciation expense for operating expenses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was attributable to an increase in depreciation related to newly purchased office equipment and furniture.

The increase in depreciation expense for operating expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was attributable to an increase in depreciation related to newly purchased office equipment and furniture and from office and dormitory buildings and other improvements which we started depreciating in the second half of 2014, and the inclusion of depreciation of $177,000 from manufacturing machinery that is temporarily idle during the first quarter of 2015.

The depreciation expense for other expense for the three and nine months ended September 30, 2014 was related to the equipment then held for operating lease during 2014 and was reflected as an offset against rental income.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $537,000 for the three months ended September 30, 2015, as compared to $825,000 for the three months ended September 30, 2014, a decrease of $288,000 or 34.9%. Selling, general and administrative expenses totaled $2,206,000 for the nine months ended September 30, 2015, as compared to $2,590,000 for the nine months ended September 30, 2014, a decrease of $384,000 or 14.8%. Selling, general and administrative expenses for the three and nine months ended September 30, 2015 and 2014 consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Professional fees	$45	$59	$155	$192
Payroll and related benefits	133	247	699	747
Travel and entertainment	92	70	256	395
Shipping	175	336	805	952
Other	92	113	291	304
Total	$537	$825	$2,206	$2,590

●	Professional fees for the three months ended September 30, 2015 decreased by $14,000, or 23.7%, as compared to the three months ended September 30, 2014. The decrease in the third quarter of 2015 was mainly attributable to the decrease in inspection and testing fees for our dyeing segment of approximately $14,000. Professional fees for the nine months ended September 30, 2015 decreased by $37,000, or 19.3%, as compared to the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in investor relations service fees of approximately $7,000, and a decrease in inspection and testing fees for our dyeing segment of approximately $31,000, offset by an increase in other miscellaneous items of approximately $1,000.

●	Payroll and related benefits for the three months ended September 30, 2015 decreased by $114,000, or 46.2%, as compared to the three months ended September 30, 2014. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $82,000, and a decrease in employee salaries and related benefits of approximately $32,000. Payroll and related benefits for the nine months ended September 30, 2015 decreased by $48,000, or 6.4%, as compared to the nine months ended September 30, 2014. The decrease was mainly attributable to the decrease in employee salaries and related benefits of approximately $48,000 resulting from more strict control on corporation spending.

●	Travel and entertainment expense for the three months ended September 30, 2015 increased by $22,000, or 31.4%, as compared to the three months ended September 30, 2014, due to the increased business travel incurred in the third quarter of 2015. Travel and entertainment expense for the nine months ended September 30, 2015 decreased by $139,000, or 35.2%, as compared to the nine months ended September 30, 2014. The decrease in the nine months ended September 30, 2015 was primarily attributable to stricter control on corporation expenditure.

●	Shipping expense for the three months ended September 30, 2015 decreased by $161,000, or 47.9%, as compared to the three months ended September 30, 2014. Shipping expense for the nine months ended September 30, 2015 decreased by $147,000, or 15.4%, as compared to the nine months ended September 30, 2014. The decrease for the three and nine months ended September 30, 2015 was mainly attributable to the decrease in our revenues as compared to the corresponding 2014 periods.

●	Other selling, general and administrative expenses for the three months ended September 30, 2015 decreased by $21,000, or 18.6%, as compared to the three months ended September 30, 2014. The decrease was primarily attributable to a decrease in advertising expense of approximately $7,000 and a decrease in other miscellaneous items of approximately $14,000. Other selling, general and administrative expenses for the nine months ended September 30, 2015 decreased by $13,000, or 4.3%, as compared to the nine months ended September 30, 2014, reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Research and development expenses. Research and development expenses were $24,000 for the three months ended September 30, 2015, as compared to $29,000 for the three months ended September 30, 2014, a decrease of $5,000, or 18.4%. Research and development expenses were $81,000 for the nine months ended September 30, 2015, as compared to $87,000 for the nine months ended September 30, 2014, a decrease of $6,000, or 7.1%. Research and development expense related to the development of new dyeing and finishing products.

Income from operations. As a result of the factors described above, for the three months ended September 30, 2015, income from operations amounted to $1,280,000, as compared to $3,673,000 for the three months ended September 30, 2014, a decrease of $2,393,000, or 65.2%. For the nine months ended September 30, 2015, income from operations amounted to $4,807,000, as compared to $9,979,000 for the nine months ended September 30, 2014, a decrease of $5,172,000, or 51.8%.

Other income (expense). Other income (expense) includes interest income, interest expense, grant income, foreign currency transaction gain/(loss) and other income.

For the three months ended September 30, 2015, total other expense, net, amounted to $49,000 as compared to total other expense, net, of $20,000 for the three months ended September 30, 2014, an increase of approximately $29,000 or 149.8%. The increase in other expense, net, was primarily attributable to the decrease in other income of approximately $34,000, offset by the increase in interest income of approximately $7,000.

For the nine months ended September 30, 2015, total other expense, net, amounted to $145,000 as compared to total other expense, net, of $61,000 for the nine months ended September 30, 2014, an increase of approximately $84,000 or 136.6%. The increase in other expense, net, was primarily attributable to the decrease in other income of approximately $68,000, and the decrease in grant income of approximately $35,000, offset by the increase in interest income of approximately $17,000.

The other income for the three and nine months ended September 30, 2014, included rental income, net of related depreciation which was recognized as a reduction of rental income, from our equipment held for operating lease.

Income tax expense. Income tax expense was $326,000 for the three months ended September 30, 2015, as compared to $954,000 for the three months ended September 30, 2014, a decrease of $628,000, or 65.8%. Income tax expense was $1,289,000 for the nine months ended September 30, 2015, as compared to $2,604,000 for the nine months ended September 30, 2014, a decrease of $1,315,000, or 50.5%. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.

Net income. As a result of the foregoing, our net income was $904,000, or $0.23 per share (basic and diluted), for the three months ended September 30, 2015, as compared with $2,700,000, or $0.70 per share (basic and diluted), for the three months ended September 30, 2014, a decrease of $1,796,000, or 66.5%. Our net income was $3,373,000, or $0.86 per share (basic and diluted), for the nine months ended September 30, 2015, as compared with $7,314,000, or $1.99 per share (basic and diluted), for the nine months ended September 30, 2014, a decrease of $3,941,000, or 53.9%.

Foreign currency translation gain (loss). The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $4,218,000 for the three months ended September 30, 2015, as compared to a foreign currency translation gain of $29,000 for the three months ended September 30, 2014. We reported a foreign currency translation loss of $3,416,000 for the nine months ended September 30, 2015, as compared to a foreign currency translation loss of $646,000 for the nine months ended September 30, 2014. This non-cash gain/loss had the effect of increasing/decreasing our reported comprehensive income.

Comprehensive income (loss). As a result of our foreign currency translation gain/loss, we had comprehensive loss for the three months ended September 30, 2015 of $3,314,000, compared to comprehensive income of $2,729,000 for the three months ended September 30, 2014. We had comprehensive loss for the nine months ended September 30, 2015 of $42,000, compared to comprehensive income of $6,668,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2015 and December 31, 2014, we had cash balances of approximately $18,672,000 and $7,836,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	September 30, 2015		December 31, 2014
United States	1	0.01%	43	0.5%
China	18,671	99.99%	7,793	99.5%
Total cash and cash equivalents	18,672	100.0%	7,836	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2014 to September 30, 2015 (dollars in thousands):

			December 31, 2014 to September 30, 2015
	September 30, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$41,681	$34,090	$7,591	22.3%
Total current liabilities	9,306	10,493	(1,187)	(11.3)%
Working capital:	$32,375	$23,597	$8,778	37.2%

Our working capital increased by $8,778,000 to $32,375,000 at September 30, 2015 from $23,597,000 at December 31, 2014. This increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $10,836,000, an increase in restricted cash of approximately $94,000, an increase in notes receivable of approximately $135,000, an increase in advances to suppliers of approximately $64,000, a decrease in accounts payable of approximately $310,000, a decrease in accrued expenses of approximately $503,000, a decrease in VAT and service taxes payable of approximately $331,000, a decrease in income taxes payable of approximately $531,000, offset by a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $3,157,000 due to the collection efforts made in 2015, a decrease in inventories, net of reserve for obsolete inventories, of approximately $386,000, an increase in short-term bank loans of approximately $53,000, an increase in bank acceptance notes payable of approximately $94,000, and an increase in advances from customers of approximately $342,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $11,302,000 for the nine months ended September 30, 2015 as compared to $9,794,000 for the nine months ended September 30, 2014, an increase of $1,508,000.

Net cash flow provided by operating activities for the nine months ended September 30, 2015 primarily reflected net income of approximately $3,373,000, and the add-back of non-cash items primarily consisting of depreciation of approximately $6,167,000, amortization of land use rights of approximately $72,000, and stock-based compensation of approximately $286,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2,546,000 due to the collecting efforts made in 2015, a decrease in inventories of approximately $250,000, and an increase in advances from customers of approximately $370,000, offset by an increase in notes receivable of approximately $143,000, an increase in advances to suppliers of approximately $86,000, a decrease in accounts payable of approximately $168,000, a decrease in accrued expenses of approximately $487,000, a decrease in VAT and service taxes payable of approximately $324,000, and a decrease in income taxes payable of approximately $575,000.

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

For the nine months ended September 30, 2015 and 2014, net cash flow used in investing activities reflects the purchase of property and equipment of approximately $13,000 and $10,823,000, respectively. The property and equipment purchased in the nine months ended September 30, 2014 related to the expansion of our dyeing and finishing production facilities.

Net cash flow provided by financing activities was approximately $162,000 for the nine months ended September 30, 2015 as compared to net cash flow provided by financing activities of approximately $1,624,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received proceeds from bank loans of approximately $4,545,000, and proceeds from the increase in bank acceptance notes payable of approximately $114,000, offset by repayments for bank loans of approximately $4,383,000, and payments for the increase in restricted cash of approximately $114,000. During the nine months ended September 30, 2014, we received proceeds from bank loans of $3,092,000, proceeds from the decrease in restricted cash of $244,000 and net proceeds from sale of common stock of approximately $1,624,000 to our chief executive officer and his wife, offset by the repayments of bank loans of $3,092,000 and the decrease in bank acceptance notes payable of $244,000.

Our capital requirements for the next twelve months relate to purchasing machinery for the manufacture of products in our petroleum and chemical equipment segment. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

We generally finance our operations through short term loans from our banks, which we refinance upon expiration. We do not have any long-term financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,148	$3,148	$-	$-	$-
Bank acceptance notes payable	582	582	-	-	-
Total	$3,730	$3,730	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three and nine months ended September 30, 2015, we had unrealized foreign currency translation loss of $4,217,933 and $3,415,632, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Mr. Wasserman concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As reported in our Form 10-K for the year ended December 31, 2014, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2014.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the nine months ended September 30, 2015. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and nine months ended September 30, 2015 included in this Quarterly Report on Form 10-Q was fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the quarter ended September 30, 2015 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: November 13, 2015	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: November 13, 2015	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer

