Form 10-K
period 2015-12-31
Cleantech Solutions International, Inc.,
filed 2016-03-30
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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

Asher S. Levitsky P.C.

Ellenoff Grossman & Schole LLP

1345 Avenue of the Americas

New York, NY 10105-0302
Telephone: (212) 370-1300

Fax: (212) 370-7889

alevitsky@egsllp.com

Securities registered under Section 12(b) of the Act: common stock, par value $0.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $7,206,000 on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,403,986 shares of common stock are outstanding as of March 30, 2016.

Documents Incorporated by Reference: None.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.
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

PART I

ITEM 1. BUSINESS

We are engaged in three business segments - (1) the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines, (2) the forged rolled rings and related components segment, in which we manufacture and sell precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries, and (3) the petroleum and chemical equipment segment, in which we manufacture and sell petroleum and chemical equipment.

Dyeing and finishing equipment segment

Through our dyeing and finishing equipment segment, we design, manufacture and distribute a line of proprietary high and low temperature dyeing and finishing machinery to the textile industry. Our products feature a high degree of both automation and mechanical-electrical integration. Our products are used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. We are continuing to seek to utilize our expertise in manufacturing precision products to meet demand in new and existing end markets.

We design and produce airflow dyeing machines, which use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. With the China government’s mandate to phase out older machinery in China’s textile industry that does not meet the new environmental standards, although our revenue from this segment declined in 2015 from 2014, in the long-term we expect to increase our revenue from this segment. Our new after-treatment drying and compacting machine is used in the final finishing of knitted material, such as cotton, and is designed to improve the softness, reduce shrinkage and ensure better dimensional stability. We developed a new garment washing machine for denim. Made of stainless steel and customized for use by Chinese jeans manufacturers, the machine is capable of stone wash, enzyme wash and other water washing techniques.

Forged rolled rings and related components segment

Through our forged rolled rings and other related products segment, we produce precision forged rolled rings and other forged components to the energy industry including wind power and other industries. Our forged rolled rings and other related products are sold for use by manufacturers of industrial equipment for the various industries. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

The demand for products used in manufacturing in general, and the wind power industries, in particular, is uncertain. Our revenues from this segment declined from approximately $34,000,000 in 2014 to approximately $12,000,000 in 2015. Additionally, as discussed elsewhere, in 2015, we recorded an impairment charge of approximately $5,100,000 relating to a write down of the carrying value of certain manufacturing equipment used in this segment to its estimated fair value. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power and other alternative energy such as solar as an energy source, in the short term, other factors such as economic factors and the fluctuations in the price of oil and coal, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected.

Petroleum and chemical equipment segment

Through our petroleum and chemical equipment segment, we produce and sell coal chemical equipment, formaldehyde plant and downstream products, a variety of heat exchangers, separators, tanks, towers, cryogenic equipment, reaction kettles and other products to petroleum and chemical industries. In December 2015, we received a notice of contract termination in writing from our largest customer in this segment alleging breach of contract for late delivery of product and for delivery of product with quality defects. Pursuant to the sales contract, this customer, which was our largest customer, accounting for approximately 13% or our consolidated revenues for 2015, demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of 36,103,640 RMB, and, in connection with this contingent liability, we recorded a loss from sales contract dispute of approximately $5,807,000 which is reflected in operating expenses on the statement of operations and comprehensive loss, and the amount of the claim is reflected in accrued expenses at December 31, 2015. Additionally, in December 2015, we increased our allowance for doubtful accounts by approximately $1,759,000 which represents this customer’s full amount of outstanding accounts receivable, we increased our reserve for obsolete inventory in the amount of $836,000, representing the remaining inventory manufactured to the specifications of this customer, and we recorded an impairment charge of approximately $1,900,000 to property and equipment which was used to manufacture products for this customer and is not otherwise used by us. We are currently discussing this issue with the customer and we are unable to determine if the accounts receivable balance will be collected. We expect that our revenues from petroleum and chemical equipment segment will significantly decrease in 2016 and beyond due to the loss of this customer, and, it may be necessary for us to discontinue this segment.

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

The Dyeing and Finishing Equipment Segment

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

In our dyeing and finishing equipment segment, we design, manufacture and distribute a line of proprietary high and low temperature dyeing and finishing machinery. We believe that we are one of the leading domestic Chinese manufacturers of textile dyeing machines, and our Huayang brand is nationally recognized. We currently have the capacity to manufacture and assemble approximately 600 textile-dyeing machines annually. Our state-of-the-art and automated production line enables us to manufacture our products efficiently, with lower labor and energy costs compared to traditional manufacturing methods. As part of our manufacturing process, we make corrosion-resistant stainless steel pumps and pressure vessels, which are not only critical components for our dyeing and finishing products but have other industrial applications as well.

We have received the “Advanced Enterprise for Progress in Science and Technology Award” from Wuxi City in 1999, and the “Star of Brilliance Medal” from the Wuxi City Bureau of Industrial and Commercial Administration in the same year. In 2002, we were recognized as an “Advanced Enterprise for Technical Reform Input” by Qianzhou, a municipality within Wuxi City for our dyeing products.

We hold 33 Chinese patents, of which eight are described under “Intellectual Property Rights.” These patents cover an innovative production technique enabling more-effective cloth washing in dyeing machines under high temperature and pressure, the dyeing liquid mixing device, dyeing liquid atomizing device, horizontal manipulated devices, mechanical seal and atomizer of its airflow dyeing machine and cover components of the hot air circulation system of low emission air flow dyeing machines.

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

We developed a high (low) temperature airflow dyeing machine.  We believe that this new model of dyeing machine is efficient and cost effective and meets the requisite Chinese environmental standards. In September 2014, we received two patents which cover components of the hot air circulation system of our low emission air flow dyeing machines. We believe that the hot air circulation system helps to enhance the machines’ ability to produce higher quality textiles with a better look and feel.

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

In support of this objective, we are continuing our efforts to develop and implement next-generation low energy consumption and high heating efficiency features to our machines. The current emphasis of our efforts continues to be on increasing automation features in our existing products and implementing power line communication technology throughout our production facilities to enable our customers to reduce their use of electricity and water. However, we experienced softer demand for our low-emission airflow dyeing machines as many of our customers already upgraded to newer models and much of our remaining customer base does not have the ability to make significant capital expenditures at this time. As a result, our sales in this segment declined from approximately $42,000,000 in 2014 to approximately $29,000,000 in 2015.

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

High tangential strength and ductility make forged rings well-suited for torque- and pressure-resistant components, such as gears, engine bearings for aircraft, wheel bearings, couplings, rotor spacers, sealed discs and cases, flanges, pressure vessels and valve bodies. As such, rolled rings have a wide variety of applications. Presently, the majority of Chinese rolled ring producers rely on technologies such as the steam hammer and friction press, which consume large amounts of energy and cause pollution, and which, we believe, result in a less desirable product than our products.

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

During the years ended December 31, 2011 and 2010, we generated revenue from one customer for products which required the use of our electro-slag remelted (“ESR”) equipment.  We had purchased the equipment in anticipation of a demand for ESR products which did not materialize.  On March 3, 2014, we entered into an equipment operating lease with Shanghai Liangting Metallurgy Roll Manufacture Co., Ltd. pursuant to which we leased the ESR equipment to for a quarterly rate of RMB 1,450,000, which, at the present exchange rate is approximately $236,000.  The lease has an eight-year term commencing April 1, 2014.  The equipment remains on our premises, and the lease gave the lessee a right of access to our premises for the purpose of using the equipment.  The equipment is shown on our consolidated balance sheets at December 31, 2015 and 2014 as equipment held for sale. In early 2015, the lessee stopped using the equipment and stopped paying rent to us on the equipment. As a result, we incurred an impairment loss on the ESR equipment in the amount of approximately $0.4 million and $3.8 million during the years ended December 31, 2015 and 2014, respectively. Additionally, as discussed elsewhere, in 2015, we recorded an impairment charge of approximately $4,700,000 relating to a write down of the carrying value of certain manufacturing equipment used in this segment to its estimated fair value.

Marketing and Distribution

Our marketing efforts include participation at industrial conferences and trade fairs, sales training, and advertising. Our sales team works closely with our product development and manufacturing teams to coordinate our product development activities, product launches and ongoing demand and supply planning. Our products are currently sold to companies in cities and provinces throughout China including Luoyang, Shenyang, Zhenjiang province, Jiangsu province, Qingdao, Jinan, Shanghai, Chongqing, Beijing, Xinjiang, and Zhengzhou.  We are an ISO9001:2000 certified supplier.

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

We believe there has been an increase in overall competition in the forged product market as industry capacity has increased and the market for the product has slowed, which is reflected in our decline in sales from this segment from approximately $34,000,000 in 2014 to approximately $12,000,000 in 2015.  Additionally, we believe some turbine manufacturers that use forged products and are not our customers or potential customers, have built their own forging capacity to save costs by vertical integration and to have better leverage when negotiating with the component suppliers. This resulted in downward pressure on our pricing and may indirectly affect our sales as a result of increased competition for a smaller number of potential customers. Our products are sold for use by manufacturers of industrial equipment.  The demand for products such as ours which are used both for manufacturing in general and for wind power specifically is uncertain.  Although we believe that over the long term, our forged rolled rings and related components segment will expand and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors have affected the requirements of our wind power customers and potential customers for our products which has had an effect of lessening the demand for wind power products such as ours.  To the extent that the demand for our forged rolled rings and related components for both wind power and other industries declines, our revenue and net income will continue to be affected.

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

However, the demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term, other factors, such as economic factors and the availability of credit, may affect the requirements of our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We also believe that there is a degree of market saturation for forged rolled rings and related components for wind power and other industries and this market saturation, combined with the effects of lower oil and gas prices has reduced the demand for construction of wind power facilities, and we expect that our revenues from forged rolled rings and related components will continue to decrease in the near future.

The Petroleum and Chemical Equipment Segment

In our petroleum and chemical equipment segment, we produce and sell coal chemical equipment, formaldehyde plant and downstream products, a variety of heat exchangers, separators, tanks, towers, cryogenic equipment, reaction kettles and other product to petroleum and chemical industries.

Marketing and Distribution

All of our revenue from the petroleum and chemical equipment segment is derived from sales in China. We presently sell our products in Zhejiang Province, Guangdong Province, Shanxi Province and Xinjiang. We started to sell our petroleum and chemical equipment in February 2015.

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning.

Competition

The markets for products in our petroleum and chemical equipment segment are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

We believe that we can effectively compete with our competitors on the basis of the quality and performance of our products, and our cost. However, many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and presently enjoy greater brand recognition.

During 2015, 13% from our consolidated revenues was derived from one customer in the petroleum and chemical equipment segment. In December 2015, we received a letter from this customer, pursuant to which the customer claimed that we were delinquent in the delivery of the products and those products that were delivered did not meet the required quality standards.  The customer claimed that it is entitled to damages of RMB 36,103,640, or approximately $5,562,365 at December 31, 2015.  As a result of the dispute with this customer, the Company, in 2015:

●	Incurred a loss from sales contract dispute of approximately $5,800,000, reflecting the potential liability to this customer based on the customer’s claim;

●	Increased our accounts receivable reserve to fully reserve the approximately $1,800,000 due from this customer;

●	Increased our reserve for obsolete inventory by approximately $800,000, representing the remaining inventory manufactured to the specifications of this customer; and

●	Recorded an impairment charge of approximately $1,900,000 relating to the manufacturing equipment which was used to manufacture products for this petroleum and chemical equipment customer and is not otherwise used by us.

We are engaged in discussions with this customer, but cannot predict the results of these discussions. We are also evaluating our ability to continue in the petroleum and chemical equipment segment, and we cannot assure you that we will be able to continue to operate in this segment.

Source of Supply

Stainless steel and other metals are the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd.   While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. For the textile machinery business, the price of steel can have more significant impact.  Any significant rise in the price of or demand for stainless steel could have an adverse effect on our results of operations.  Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business, particularly on our dyeing and finishing equipment segment.  To the extent that we are not able to pass along price increases for stainless steel to our forging and petroleum and chemical customers, these factors will affect these two segments as well.

Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We incurred research and development expense in the amount of approximately $99,000 and $116,000 related to the development and improvement of our new dyeing machinery in 2015 and 2014, respectively.  We are continuing product development with respect to the new dyeing machinery.

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

Business License

Green Power, Fulland Wind Energy and both of the Huayang Companies have been issued business licenses with the appropriate municipal and provincial governments which specifically authorize the companies to operate their respective businesses. All of these business licenses, which are subject to annual review by the issuing agencies, are current as of the date of this annual report. No additional approval or license is required for the manufacturing and sale of the textile dyeing and finishing machines or the rolled rings or petroleum and chemical equipment.

ISO Certification

We received the International Organization for Standardization (ISO) certificate for our new facility in Wuxi City on July 15, 2009. The certificate accredits our quality management system as compliant with ISO9001:2008 and covers machining and related service of shaft-shaped forging, ring forging, tubular forging and component assembly. The certification was renewed on December 17, 2015 and expires on December 16, 2018.

We also received the certificate of Level A Pressure Vessel from the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic China on August 18, 2009 and covers the manufacturing of pressure vessel pipelines. This certificate was renewed on June 19, 2014 and expires on June 18, 2018.

Our dyeing and finishing equipment segment also has received the certificate to manufacture D1 and D2 levels of pressure vessels, which includes our current line of dyeing machines, from the Quality and Technical Supervision Bureau of Jiangsu Province.  We received the certificate on December 7, 2007 and renewed it on December 21, 2015. This certificate expires on December 20, 2019.

Our Petroleum and chemical equipment segment also has received the certificate of conformity of quality management system certification from Beijing Zhongjiaoyuanhang Certification Company on December 28, 2015. This certificate accredits our quality management system as compliant with ISO9001:2008 and covers plant auxiliary equipment, chemical equipment, dyeing and finishing equipment, rolling mill and roll, wind turbine spindle, ring gear manufacturing and processing and service. This certificate expires on December 27, 2018.

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

Intellectual Property Rights

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. In addition to 24 other patents held by us, the eight Chinese patents, all of which relate to our dyeing products, are our principal patents.   The patents were issued by the State Intellectual Property Office of the People’s Republic of China in November 2012, as to the first patent, and June 2013 as to the other five and September 2014 as to the last two.

The following table sets forth information concerning our eight principal patents.

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

Employees

As of March 15, 2016, we had 151 full time employees. Of these, 117 employees are in the dyeing and finishing equipment segment (ten executives, managers and administrative staff, four accounting staff, four quality control staff, five engineers and technicians, four marketing and salespeople, one purchasing staff and 89 manufacturing staff), 27 employees are in our forged rolled rings and related products segment (three executive, managers and administrative staff, one accounting staff, two engineers, and 21 manufacturing staff), and 7 employees are with our petroleum and chemical equipment segment (7 manufacturing staff).

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

Because of problems with a major customer in the petroleum and chemical equipment segment, we have taken significant write-offs and may not be able to continue to operate in this business.

During 2015, our largest customer for the petroleum and chemical equipment segment, which was our largest customer and accounted revenues of approximately $6,200,000, or approximately 13% of our consolidated revenues, advised us that, because we were delinquent in delivering product and those products which we delivered did not the required quality standard, we incurred accrued expenses of approximately $6,000,000 representing the potential liability to that customer, as well as write-offs of accounts receivable of $1,759,000, and inventory of $836,000 and we incurred impairment losses on equipment relating to the project of approximately $1,900,000. Although we have engaged in discussions with the customer, we cannot assure you that we will be able to satisfactorily resolve the customer’s complaints or that we will incur liabilities in excess of the amounts we reserved. Further, since this customer accounted for most of our revenue from this segment, and the problems with this contract may make other companies in the petroleum and chemical industries less willing to purchase our products, we cannot assure you that we will be able to continue to operate in the petroleum and chemical segment. In such event, we may incur further impairment charges in 2016.

For the year ended December 31, 2015, we incurred a loss from operations of approximately $11,200,000 and a net loss of approximately $12,800,000, and we cannot assure you that our losses will not continue.

As a result of a decrease in revenues of approximately $26,400,000, or 37.7%, impairment losses of approximately $1,900,000 relating to the petroleum and chemical equipment segment and approximately $5,100,000 of impairment losses relating to forged rolled rings and related products segment, and a loss from the sales contract dispute in the petroleum and chemical equipment segment, we sustained a loss from operations of approximately $11,200,000 and a net loss of approximately $12,800,000. In order for us to generate profits in the future, we need to increase our revenues. We cannot assure you that we will be able to either increase our revenues significantly or operate profitably in the future. We expect that a net loss will be continuing in the first quarter of 2016.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss for 2015 and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably.  Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2015, we had outstanding short-term bank loans of approximately $3.1 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

Because of the significant decline in revenues from the forged rolled rings and related products segment and other factors relating to this segment, we incurred impairment losses and we are evaluating our ability to continue to operate in this segment.

Our revenues from the forged rolled ring and related products decreased by approximately $21,700,000, or 64.2%, in 2015 from 2014 and we sustain a negative gross margin in this segment for 2015, reflecting both tight credit policies in China as well as a degree of market saturation. We expect that our revenues from this segment will continue to decrease for the near future. Additionally, in 2015, we recorded an impairment loss of approximately $5,100,000 related to write-down of equipment used in this segment from its carrying value to its estimated fair value. We are evaluating the viability of this segment on an ongoing basis and, if we determine that it is not likely that we will be able to operate this segment profitably, we may discontinue operating in this segment.  To the extent that we discontinue this segment, we anticipate that we will incur additional impairment charges with respect to assets associated with this segment.

Inflationary and competitive pressures may affect our ability to maintain our margins.

In recent years, raw materials, including steel, which is our principal raw material, have been subject to significant price fluctuation.  The Chinese government has expressed concern about inflation in certain segments of the economy.  We cannot predict the extent or effect of inflationary pressures with respect to steel and steel products.  To the extent that we have to raise our prices to maintain our margins, our sales may suffer.  If we are unable to raise prices, either because of competitive factors or customer resistance, our margins and net income may suffer.  We cannot assure you that our business will not be impaired by inflation.

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

Because we face intense competition for all of our operating segments from companies that have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The markets for products in all three of our business segments are intensely competitive. Many of our competitors have established more prominent market positions as well as existing relationship with potential customers, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations. Further, from time to time, we have had to adjust the prices of our products to remain competitive. In addition, our problems with our customer in the petroleum and chemical equipment segment may affect our ability to market product in that segment as well as in other segments.

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

Our ISO certifications expire in 2018, and our failure to maintain these certifications could impair our ability to obtain customers for our products.

Since our ISO certifications expire in 2018, we need to complete the renewal process in order to continue to maintain these certifications. The renewal process requires an inspection of our facilities by an independent inspection company. Our failure to maintain, or any delay in obtaining, a continuation of our ISO certification could impair our ability to attract business which could affect both our revenue and our gross margin.

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

As of March 30, 2016, our officers and directors and members of their families beneficially owned approximately 33.4% of our outstanding voting shares. Our by-laws provide that a quorum for action by stockholders is one-third of the outstanding shares. Consequently, these stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

In 2015, approximately 4.7% of our forged rolled rings and related products revenue and all of our dyeing and finishing equipment business and all of our petroleum and chemical equipment revenue conducted by the Huayang Companies, which are variable interest entities that are owned by our chief executive officer and his wife and whose financial results are included with ours because the Huayang Companies are deemed as variable interest entities and we are the sole beneficiary of their operations.  The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies.  Pursuant to these agreements, we are responsible for the operations of the Huayang Companies and receive the benefits of those operations.  However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreement.  Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Although we have received patents for our new dyeing machines, we cannot assure you that there patents will provide us with protection against infringers or other parties who design around our patents.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, which we refer to as the “JOBS Act,” and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure and because our business is conducted in the PRC, investors may find investing in our common shares less attractive as a result, which could have an adverse effect on our stock price.

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

We rely on dividends and working capital advances paid by our subsidiaries and VIEs for our cash needs.

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

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in appreciation of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As substantially all of our costs and expenses are denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. Any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms.

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

If we fail to develop and maintain effective internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are continuing to institute changes to satisfy our obligations in under the Sarbanes-Oxley Act. In Item 9A of this annual report, we report that our disclosure controls and procedures and our internal controls over financial reporting were not adequate at December 31, 2015.  We are continuing to institute changes to satisfy our obligations under the Sarbanes-Oxley Act.  Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. We presently intend to retain all earnings, if any, to implement our business plan; and we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main office and our manufacturing facilities are located in Wuxi, China, in seven buildings with approximately 215,000 square feet. We have been issued a land use right certificate for the land until June 7, 2025 by the municipal government of Wuxi City, which may be renewed at our option with no expected capital requirement. The seven buildings are an office building, warehouse, raw material processing hall, metal processing hall, assembling hall, laboratory and quality control, and guard house. We believe that our existing facilities are well maintained and in good operating condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Capital Market under the symbol “CLNT” since December 29, 2011. Our stock was previously traded on The NASDAQ Global Market under the symbol “CLNT” from June 16, 2011 to December 28, 2011 and under the symbol “CWS” from December 24, 2009 until June 15, 2011. Prior to December 24, 2009, it was traded on the OTC Bulletin Board under the symbol “CHWY” from October 13, 2009 until December 23, 2009, and prior to October 13, 2009, it was traded under the symbol “CWSI.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2015 and 2014. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2015		2014
	High	Low	High	Low
First quarter	$3.84	$2.97	$6.41	$5.11
Second quarter	3.49	2.92	6.41	5.25
Third quarter	3.01	1.14	5.76	4.03
Fourth quarter	$1.98	$1.09	$4.40	$2.94

On March 29, 2016, the last sale price of our common stock as reported by NASDAQ was $1.29 per share.

Shareholders

As of March 30, 2016, we had approximately 1,121 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	172,509
Equity compensation plan not approved by security holders	0	$0	0

In January 2010, our board of directors adopted, and in March 2010, the stockholders approved, the 2010 long-term incentive plan (the “2010 plan”), covering 200,000 shares of common stock.  In October 2013, the directors adopted and in December 2013, the stockholders approved, an amendment to the 2010 plan which increased the number of shares subject to the 2010 plan from 200,000 shares to 500,000 shares. As of December 31, 2015, there were 172,509 shares of common stock available for issuance pursuant to the 2010 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of unregistered securities during the fourth quarter of 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are currently engaged in three business segments:

●	the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines;

●	the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components; and

●	the petroleum and chemical equipment segment, in which we manufacture and sell equipment, such as reaction kettle, heat exchangers, separators, tanks, towers and other components, to the petroleum and chemical industries. Sales in this segment commenced in the first quarter of 2015. We did not operate in the petroleum and chemical equipment segment during 2014.

The following table sets forth information as to revenues of our dyeing and finishing equipment, forged rolled rings and related components, and petroleum and chemical equipment segments in dollars and as a percent of revenues (dollars in thousands):

	Year Ended December 31,
	2015		2014
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$29,011	58.5%	$42,209	55.6%
Forged rolled rings and related components	$12,081	24.4%	$33,750	44.4%
Petroleum and chemical equipment	8,474	17.1%	-	-
Total	$49,566	100.0%	$75,959	100.0%

In 2015, challenging economic conditions, falling steel prices and limited availability of credit in China and well as challenges in operating in a new segment – the petroleum and chemical equipment segment, presented numerous challenges for our business. In our dyeing and finishing equipment segment, we experienced softer demand for our low-emission airflow dyeing machines as many of our customers already upgraded to newer models last year and much of our remaining customer base does not have the ability to make significant capital expenditures at this time. Our forged rolled rings and related products segment in particular experienced a significant reduction in sales and operated at a loss during 2015.

We began to deliver parts and equipment in our petroleum and chemical equipment segment in 2015, which helped offset the decreases in revenue from our other two segments. In December 2015, we received a letter from this customer, pursuant to which the customer claimed that we were in breach of agreement because we were delinquent in the delivery of the products and those products that were delivered did not meet the required quality standards.  The customer claimed that it is entitled to damages of RMB 36,103,640, or approximately $5,806,778 at December 31, 2015.  As a result of the dispute with this customer, the Company, at December 31, 2015:

●	Recognized a loss from sales contract dispute of $5,806,778, which is reflected as an operating expense relating to the liability claimed by the customer in its letter;

●	Increased our accounts receivable reserve to fully reserve the approximately $1,759,000 due from this customer;

●	Increased our reserve for obsolete inventory by approximately $836,000, representing the remaining inventory manufactured to the specifications of this customer; and

●	Recorded an impairment charge of approximately $1,900,000 relating to the manufacturing equipment which is specially designed to manufacture products for petroleum and chemical customer and is not otherwise used by the Company.

We are engaged in discussions with this customer, but cannot predict the results of these discussions. We are also evaluating our ability to continue in the petroleum and chemical segment, and we cannot assure you that we will be able to continue to operate in this segment or that we will not suffer an impairment charge in 2016.

We conducted an impairment assessment to determine the estimated fair market value of property and equipment as of December 31, 2015 and 2014. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2015 and 2014 impairment analysis, we determined that the carrying value exceeded the fair market value on certain equipment used in these segments. Accordingly, in connection with the impairment of such equipment and equipment held for sale, we recorded an impairment charge of approximately $7,000.000 and $3,800,000 in December 2015 and 2014, respectively.  The charge for 2015 reflected impairment charges of approximately $5,100,000 relating to the forged rolled rings and related products segment, of which approximately $400,000 related to the equipment held for sale, and approximately $1,900,000 relating to the petroleum and chemical equipment segment, as described above. All of the impairment charges for 2014 related to the equipment held for sale.

The factors that affected our revenue, gross margin and net income in our segments during the year ended December 31, 2015, including the factors which resulted in significant declines in revenues in both our dyeing and finishing equipment segment and our forged rolled rings and related components segments, which are described below, are likely to continue to affect our operations in the near future. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our revenues in any segment in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Dyeing and Finishing Equipment Segment

Revenues from our dyeing and finishing equipment segment decreased $13.2 million, or 31.3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and in 2015, dyeing and finishing equipment segment revenues accounted for 58.5% of our total revenues. In order to reduce our business risk, we tightened our credit review policies in 2015.

Additionally, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as many companies in the dyeing industry had already replaced older dyeing equipment with new equipment, and orders for new low-emission airflow dyeing machines slowed down in 2015.

We expect our revenue from dyeing and finishing equipment segment will remain at or near the current yearly level for the near future.

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

Revenues from our forged rolled rings and related components segment decreased $21.7 million, or 64.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The demand for products used in manufacturing in general, including wind power industry and other industries, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term, other factors, such as economic factors and the availability of credit, may affect the requirements of our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenue and net income will be affected. We believe that there is a degree of market saturation for forged rolled rings and related components for wind power and other industries and this market saturation, combined with the effects of lower oil and gas prices, has reduced the demand for construction of wind power facilities, and we expect that our revenues from forged rolled rings and related components will continue to decrease in the near future.

We believe that wind power will see its share of China’s national energy mix gradually increase. While interest in wind power is increasing in many countries, we do not have the infrastructure and personnel to market our products in countries other than China, and we are continuing to limit our sales and marketing efforts to China to wind power and other industries customers.

We are evaluating the viability of this segment on an ongoing basis and, if we determine that it is not likely that we will be able to operate this segment profitably, we may discontinue operating in this segment.  However, we have not completed our evaluation as of the date of this report.  If we discontinue this segment, we anticipate that we may incur further impairment charges with respect to assets used in this segment.

Petroleum and Chemical Equipment Segment

Through our petroleum and chemical equipment division, we produce and sell equipment such as coal chemical equipment, formaldehyde plant and downstream products, reaction kettle, heat exchangers, separators, tanks, towers to petroleum and chemical industries. We started to sell our petroleum and chemical equipment in February 2015. Revenue from our petroleum and chemical equipment segment was $8.5 million for the year ended December 31, 2015. The market for petroleum products is mainly dominated by three major Chinese petroleum companies, and their capital expenditure and purchasing policy will have a significant effect both upon our ability to generate revenue from this segment and the gross margins which we can generate. Furthermore, because we sell our petroleum and chemical equipment products to a very small number of customers, the change in the purchasing policies of one or two customers could have a significant effect on our revenues from this segment. Sales to a large state-owned enterprise for parts and equipment to be used on a major chemical project in Xinjiang, which was generated in the year ended December 31, 2015, accounted for approximately $6.2 million, or 73.4% of the petroleum and chemical equipment segment revenue for the year ended December 31, 2015.

As discussed above, in December 2015, we received a notice of contract termination in writing from our largest customer in this segment, which was our largest customer, accounting for approximately 13% or our consolidated revenues for 2015, alleging breach of contract for late delivery of product and for delivery of product with quality defects. Pursuant to the sales contract, this customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of 36,103,640 RMB. In connection with this contingent liability, we recorded a loss from sales contract dispute of $5,806,778 which has been reflected as a loss from sale contract dispute in operating expenses on the accompanying statements of operations and comprehensive loss and has been reflected in accrued expenses at December 31, 2015. Additionally, in December 2015, we increased our allowance for doubtful accounts by approximately $1,759,000 which represents this customer’s full amount of outstanding accounts receivable. We are currently discussing this issue with the customer and we are unable to determine if the accounts receivable balance will be collected. Also, we increased our reserve for obsolete inventories by approximately $836,000 for all remaining inventories manufactured to the specifications of such customer and not readily saleable to other customers, and we incurred an impairment charge of approximately $1,900,000 for equipment used for this customer’s products which did not have other uses.

We expect that our revenues from petroleum and chemical equipment segment will significantly decrease in 2016 and beyond due to the loss of this customer.

We are evaluating the viability of this segment on an ongoing basis and, if we determine that it is not likely that we will be able to operate this segment profitably, we may discontinue operating in this segment. However, we have not completed our evaluation as of the date of this report.  Any discontinuation of this segment may result in further impairment charges relating to the assets associated with this segment.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 47% and 49% of our purchases of inventories for the years ended December 31, 2015 and 2014, respectively. No other supplier accounted for 10% or more of our purchases during the years ended December 31, 2015 and 2014.

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

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For 2015 and 2014, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

Rental income is recognized on a straight-line basis over the term of the operating lease and is presented net of depreciation.

All other product sales with customer specific acceptance provisions, including the forged rolled rings, are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Income Taxes

We are governed by the income tax laws of the PRC and the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recent Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The adoption of ASU 2015-17 is not expected to have a significant impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

The following table sets forth the results of our operations for the years ended December 31, 2015 and 2014 indicated as a percentage of revenues (dollars in thousands):

	Year Ended December 31,
	2015		2014
	Dollars	Percentage	Dollars	Percentage
Revenues	$49,566	100.0%	$75,959	100.0%
Cost of revenues	42,216	85.2%	58,218	76.6%
Gross profit	7,350	14.8%	17,741	23.4%
Operating expenses	18,595	37.5%	8,831	11.7%
(Loss) income from operations	(11,245)	(22.7)%	8,910	11.7%
Other expense, net	(180)	(0.4)%	(83)	(0.1)%
(Loss) income before provision for income taxes	(11,425)	(23.1)%	8,827	11.6%
Provision for income taxes	1,345	2.7%	4,561	6.0%
Net (loss) income	(12,770)	(25.8)%	4,266	5.6%
Other comprehensive loss:
Foreign currency translation adjustment	(4,769)	(9.6)%	(408)	(0.5)%
Comprehensive (loss) income	$(17,539)	(35.4)%	$3,858	5.1%

The following table sets forth information as to the revenues, gross profit and gross margin for our three business segments for the years ended December 31, 2015 and 2014 (dollars in thousands).

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Revenues	Cost of revenues	Gross profit	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Dyeing and finishing Equipment	$29,011	$22,514	$6,497	22.4%	$42,209	$32,450	$9,759	23.1%
Forged rolled rings and related components	12,081	12,512	(431)	(3.6)%	33,750	25,768	7,982	23.6%
Petroleum and chemical equipment	8,474	7,190	1,284	15.2%	-	-	-	-
Total	$49,566	$42,216	$7,350	14.8%	$75,959	$58,218	$17,741	23.4%

Revenues. For the year ended December 31, 2015, we had revenues of $49,566,000, as compared to revenues of $75,959,000 for the year ended December 31, 2014, a decrease of $26,393,000 or 34.7%. The decrease in revenues for 2015 was primarily attributable to decreases in revenue from both our forged rolled rings and related components segment and our dyeing and finishing equipment segment, partially offset by revenues generated from petroleum and chemical equipment segment. The change in revenues is summarized as follows (dollars in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	(Decrease) Increase	Percentage Change
Dyeing and finishing equipment	$29,011	$42,209	$(13,198)	(31.3)%
Forged rolled rings and related components	12,081	33,750	(21,669)	(64.2)%
Petroleum and chemical equipment	8,474	-	8,474	NA
Total revenues	$49,566	$75,959	$(26,393)	(34.7)%

Dyeing and finishing equipment segment

For the year ended December 31, 2015, revenues from the sale of dyeing and finishing equipment decreased by approximately $13,198,000 or 31.3% as compared to the year ended December 31, 2014. In order to reduce our business risk, we tightened our credit review policies in 2015. Additionally, we experienced an anticipated slowdown in shipments of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine in 2014, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2015 because the remaining potential customer base included more companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Accordingly, our revenues from dyeing and finishing equipment segment decreased in 2015 as compared to 2014.

Forged rolled rings and related products segment

For the year ended December 31, 2015, revenue from the sale of forged rolled rings and related components decreased by approximately $21,669,000, or 64.2% as compared to the year ended December 31, 2014. The demand for products used in manufacturing in general, is uncertain. Although we believe that over the long term, the forged rolled rings and related components segment will expand, and the government of the PRC has announced its desire to increase the use of wind power as an energy source, in the short term other factors, such as economic factors and the fluctuations in the price of oil and coal and the availability of credit, may affect the requirements by our customers and potential customers for our products. To the extent that the demand for our forged rolled rings and related components declines, our revenues and net income will be affected. We believe that there is a degree of market saturation, and we expect that our revenues from customers of forged rolled rings and related components will continue to decrease for the near future.

Petroleum and chemical equipment segment

We sought to expand our business to oil and natural gas industries since 2013. We received the certifications needed to serve these markets in mid-2013. However, we did not generate revenues or incur manufacturing costs from the petroleum and chemical segment until the first quarter of 2015. Our revenue in this segment is highly dependent upon sales to the three major Chinese petrochemical companies, whose purchasing policies affect both our revenue and gross margin for this segment, one of which accounted for 73.4% of revenue from this segment for the year ended December 31, 2015. In December 2015, we received a notice of contract termination in writing from our largest customer alleging breach of contract for late delivery of product and for delivery of product with quality defects. Accordingly, we do not expect any further revenues from this customer and expect that our revenues from our petroleum and chemical equipment segment will significantly decrease in 2016 and beyond due to the loss of this customer.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the year ended December 31, 2015, cost of revenues was $42,216,000 as compared to $58,218,000 for the year ended December 31, 2014, a decrease of $16,002,000, or 27.5%. Cost of revenues for the dyeing and finishing equipment segment was $22,514,000 for the year ended December 31, 2015, as compared to $32,450,000 for the year ended December 31, 2014. Cost of revenues related to the manufacture of forged rolled rings and related components was $12,512,000 for the year ended December 31, 2015 as compared to $25,768,000 for the year ended December 31, 2014. Cost of revenues for the petroleum and chemical equipment was $7,190,000 for the year ended December 31, 2015. Since the manufacture and sale of the petroleum and chemical products commenced in the first quarter of 2015, we had neither revenues nor cost of revenues from this segment in the year ended December 31, 2014.

Gross profit and gross margin. Our gross profit was $7,350,000 for the year ended December 31, 2015 as compared to $17,741,000 for the year ended December 31, 2014, representing gross margins of 14.8% and 23.4%, respectively.

.

Gross profit for the dyeing and finishing equipment segment was $6,497,000 for the year ended December 31, 2015 as compared to $9,759,000 for the year ended December 31, 2014, representing gross margins of approximately 22.4% and 23.1%, respectively, a slight decrease year over year. We expect that our gross margin from dyeing and finishing equipment segment will remain at its current levels.

We incurred a negative gross profit from forged rolled rings and related components segment of $431,000 for the year ended December 31, 2015 as compared to gross profit of $7,982,000 for the year ended December 31, 2014, representing gross margins of approximately (3.6)% and 23.6%, respectively.  The significant decrease in our gross margin for the forged rolled rings and related components segment for the year ended December 31, 2015 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, combined with a modest increase in labor costs.

At December 31, 2015, we conducted an impairment assessment on property and equipment in our forged rolled rings and related components segment to determine the estimated fair market value of property and equipment as of December 31, 2015 and we determined that the carrying value exceeded the fair market value on certain equipment used in the Company’s forged rolled rings and related components segment and reduced the net book value of this equipment as discussed below. In 2016, we expect depreciation to be lower due to the reduction of net book value reflecting the impairment of equipment in the petroleum and chemical equipment and forged rolled rings and related products segments. We expect that our gross margin from forged rolled rings and related components segment will continue to be low in 2016 because we are not optimistic about the market for forged rolled rings and related products. We are evaluating the viability of this segment on an ongoing basis and, if we determine that it is not likely that we will be able to operate this segment profitably, we may discontinue operating in this segment. However, we have not completed our evaluation as of the date of this report.

Gross profit for the petroleum and chemical equipment segment was $1,284,000 for the year ended December 31, 2015, representing gross margin of approximately 15.2% and was effected by an increase in our reserve for obsolete inventories by approximately $836,000. As a result of the December 2015 notice of breach of contract, described above, from our largest customer, which was a customer in the petroleum and chemical equipment segment, we increased our reserve for obsolete inventories by approximately $836,000 for all remaining inventories manufactured to the specifications of such customer, which are not readily saleable to other customers. Many companies bid for the petroleum and chemical equipment orders. Since we are a small company and just entered this market in February 2015 and our customer base is small, we have offered a lower price in order to generate orders. Therefore, our gross margin for petroleum and chemical equipment is low. The low gross margin in this segment was one of factors in overall reduced gross margins, along with the negative gross margin from the forged rolled rings and related components in 2015. Due to the loss of our largest customer in this segment, we are evaluating the viability of this segment on an ongoing basis and, if we determine that it is not likely that we will be able to operate this segment profitably, we may discontinue operating in this segment.  However, we have not completed our evaluation as of the date of this report.

Operating expenses. For the year ended December 31, 2015, operating expenses were $18,595,000 as compared to $8,831,000 for the year ended December 31, 2014, an increase of $9,764,000, or 110.6%, and consisted of the following:

.

Depreciation. Depreciation was $8,129,000 and $8,470,000 for the years ended December 31, 2015 and 2014, respectively. Depreciation for the years ended December 31, 2015 and 2014 was included in the following categories (dollars in thousands):

	Year Ended December 31,
	2015	2014
Cost of revenues	$7,300	$7,245
Operating expenses	829	721
Rental income, net	-	504
Total	$8,129	$8,470

The depreciation expense for cost of revenues for the year ended December 31, 2015 remained roughly consistent as compared to the year ended December 31, 2014.

The increase in depreciation expense for operating expenses for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was mainly attributable to the increase in depreciation related to newly purchased office equipment and furniture and from office and dormitory buildings and other improvements which we started depreciating in the second half of 2014.

The depreciation expense for other expense for the year ended December 31, 2014 was related to the equipment then held for operating lease during 2014 and was reflected as an offset against rental income.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2,782,000 for the year ended December 31, 2015, as compared to $3,672,000 for the year ended December 31, 2014, a decrease of $890,000 or 24.1%. Selling, general and administrative expenses for the years ended December 31, 2015 and 2014 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014
Professional fees	$289	$343
Payroll and related benefits	821	993
Travel and entertainment	330	478
Shipping	916	1,373
Other	426	485
Total	$2,782	$3,672

●	Professional fees for the year ended December 31, 2015 decreased by $54,000, or 15.7%, as compared to the year ended December 31, 2014. The decrease was primarily attributable to a decrease in investor relations service fees of approximately $11,000, and a decrease in inspection and testing fees for our dyeing and finishing equipment segment of approximately $31,000, and a decrease in other miscellaneous items of approximately $12,000.

●	Payroll and related benefits for the year ended December 31, 2015 decreased by $172,000, or 17.3%, as compared to the year ended December 31, 2014. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $90,000 which reflected the decrease in stock-based bonuses incurred and paid to our management in 2015, and a decrease in employee salaries and related benefits of approximately $82,000 due to the stricter control in general and administrative personnel. We expect that payroll and related benefits will remain in its current level with minimal increase in the near future.

●	Travel and entertainment expense for the year ended December 31, 2015 decreased by $148,000, or 31.0%, as compared to the year ended December 31, 2014. The decrease in the year ended December 31, 2015 was primarily attributable to stricter control on corporation expenditure.

●	Shipping expense for the year ended December 31, 2015 decreased by $457,000, or 33.3%, as compared to the year ended December 31, 2014. The decrease for the year ended December 31, 2015 was mainly attributable to the decrease in our revenues as compared to the year ended December 31, 2014.

●	Other selling, general and administrative expenses for the year ended December 31, 2015 decreased by $59,000, or 12.2%, as compared to the year ended December 31, 2014. The decrease was primarily attributable to a decrease in vehicle expenses of approximately $18,000, a decrease in office supply of approximately $3,000, a decrease in miscellaneous taxes of approximately $11,000, and a decrease in other miscellaneous items of approximately $27,000.

Bad debt expense. For the years ended December 31, 2015 and 2014, we recorded bad debt expense of $2,062,000 and $522,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events. In December 2015, based on a notice of contract breach from our largest petroleum and chemical equipment segment customer, as described above, the customer requested some relief and has not paid the remaining outstanding accounts receivable balance of approximately $1,759,000. Accordingly, in addition to general changes in the allowance for doubtful accounts balance, we increased our allowance for doubtful accounts by approximately $1,759,000 which represents this customer’s full amount of outstanding accounts receivable. We are currently discussing this issue with the customer and we are unable to determine if the accounts receivable balance will be collected.

Research and development expenses. Research and development expenses were $99,000 for the year ended December 31, 2015, as compared to $116,000 for the year ended December 31, 2014, a decrease of $17,000, or 14.9%. Research and development expenses related to the development of new dyeing and finishing products.

Impairment loss. For the years ended December 31, 2015 and 2014, we recorded impairment losses of $7,017,000 and $3,800,000, respectively, consisting of the following:

●	For the years ended December 31, 2015 and 2014, we recorded impairment losses of approximately $417,000 and $3,800,000, respectively, on ESR equipment. The valuations of the ESR equipment which, was reflected as equipment held for sale at December 31, 2015 and 2014 on the accompanying consolidated balance sheets, and the amounts of the impairment charge, were based on the impairment assessments conducted on ESR equipment at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the estimated fair value of the ESR equipment which is reflected as equipment held for sale was $0 and $422,500, respectively.

●	At December 31, 2015 and 2014, we conducted an impairment assessment on property and equipment in our forged rolled rings and related components and petroleum and chemical equipment segments to determine the estimated fair market value of property and equipment as of December 31, 2015 and 2014. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2015 impairment analysis, we determined that the carrying value exceeded the fair market value on certain equipment used in these segments. Accordingly, in connection with the impairment of such equipment, we recorded an impairment charge of approximately $6,600,000 at December 31, 2015. We did not record any impairment charge on the property and equipment for the year ended December 31, 2014.

Loss on sales contract dispute. In December 2015, we received a notice of contract termination in writing from our largest customer alleging breach of contract for late delivery of product and for delivery of product with quality defects, as described above. This customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of 36,103,640 RMB which was reflect as a liability at December 31, 2015. In connection with this contingent liability, we recorded a loss from sales contract dispute of $5,807,000 which has been reflected in operating expenses on the accompanying statements of operations and comprehensive loss.

(Loss) income from operations. As a result of the factors described above, for the year ended December 31, 2015, loss from operations amounted to $(11,246,000), as compared to income from operations of $8,910,000 for the year ended December 31, 2014.

Other income (expense). Other income (expense) includes interest income, interest expense, grant income, foreign currency transaction gain/(loss), rental income, net, and other income.

For the year ended December 31, 2015, total other expense, net, amounted to $180,000 as compared to $83,000 for the year ended December 31, 2014, an increase of approximately $97,000. The increase in other expense, net, was primarily attributable to a decrease in grant income of approximately $35,000, and the decrease in rental income, net, of approximately $102,000, offset by the increase in interest income of approximately $22,000, and the increase in other income of approximately $16,000.

Grant income for 2014 represents incentives granted and received from the Chinese government to encourage technology innovation and related to the patents we received in 2014 for devices and parts of our airflow dyeing machine.

Rental income, net, for the year ended December 31, 2014, included rental income, net of related depreciation which was recognized as a reduction of rental income, from our equipment held for operating lease during 2014.

Income tax expense. Income tax expense was $1,345,000 for the year ended December 31, 2015, as compared to $4,561,000 for the year ended December 31, 2014, a decrease of $3,216,000, or 70.5%. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Certain impairment losses are not treated as expenses under the tax laws of the PRC.

Net (loss) income. As a result of the foregoing, our net loss was $12,770,000, or $(3.24) per share (basic and diluted), for the year ended December 31, 2015, as compared with net income $4,266,000, or $1.15 per share (basic and diluted), for the year ended December 31, 2014, a change of $17,036,000, or 399.3%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $4,769,000 for the year ended December 31, 2015, as compared to a foreign currency translation loss of $408,000 for the year ended December 31, 2014. This non-cash loss had the effect of increasing/decreasing our reported comprehensive loss/income.

Comprehensive (loss) income. As a result of our foreign currency translation loss, we had comprehensive loss for the year ended December 31, 2015 of $17,539,000, compared to comprehensive income of $3,858,000 for the year ended December 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2015 and 2014, we had cash balances of approximately $18,790,000 and $7,836,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	December 31, 2015		December 31, 2014
United States	$13	0.1%	$43	0.5%
China	18,777	99.9%	7,793	99.5%
Total cash and cash equivalents	$18,790	100.0%	$7,836	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2014 to December 31, 2015 (dollars in thousands):

			December 31, 2014 to December 31, 2015
	December 31, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$39,473	$34,090	$5,383	15.8%
Total current liabilities	14,542	10,493	4,049	38.6%
Working capital:	$24,931	$23,597	$1,334	5.7%

Our working capital increased by $1,334,000 to $24,931,000 at December 31, 2015 from $23,597,000 at December 31, 2014. This increase in working capital is primarily attributable to:

●	an increase in cash and cash equivalents of approximately $10,955,000, related to net cash provided by operating activities,

●	an increase in advances to suppliers of approximately $473,000,

●	an increase in prepaid expenses and other of approximately $839,000,

●	a decrease in accounts payable of approximately $832,000,

●	a decrease in VAT and service taxes payable of approximately $231,000, and

●	a decrease in income taxes payable of approximately $271,000,

offset by:

●	a significant decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $4,492,000 primarily due to tighter credit sales policies, and the increase in allowance for doubtful accounts of approximately $1,759,000 at December 31, 2015 which represents an increase in our allowance for doubtful accounts related to a notice of contract termination received by us by our largest petroleum and chemical equipment customer and discussed elsewhere in this report.

●	a decrease in inventories, net of reserve for obsolete inventories, of approximately $2,414,000 primarily due to the decrease in inventories resulting from the decrease in expected near future sales and an increase in reserve of approximately $801,000 at December 31, 2015 relating to an increase in our reserve for obsolete inventories for all remaining inventories manufactured to the specifications of our largest petroleum and chemical equipment customer who terminated their sales contract,

●	a decrease in deferred tax assets of approximately $155,000, and

●	a significant increase in total accrued expenses of approximately $5,302,000 which was primarily attributable to the increase in accrued expenses of approximately $5,562,000 related to a claimed breach by us of a sales contract as discussed in elsewhere in this report.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $11,731,000 for the year ended December 31, 2015 as compared to $12,158,000 for the year ended December 31, 2014, a decrease of $427,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2015 primarily reflected the add-back of non-cash items primarily consisting of depreciation of $8,129,000, amortization of land use rights of $95,000, an increase in allowance for doubtful accounts of $2,062,000 primarily due to the increase such allowance by approximately $1,759,000 related to a notice of contract breach described above, an increase in reserve for obsolete inventories of $962,000, primarily resulting from the increase in such reserve by approximately $801,000 for all remaining inventories manufactured to the specifications of our largest petroleum and chemical equipment customer who claimed we breach the sales contract, impairment of equipment held for sale of $417,000, loss from impairment of property and equipment of $6,599,000 and a loss from contract dispute of $5,807,000 as discussed in elsewhere in this report, and stock-based compensation of $286,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $1,477,000, a decrease in inventories of $1,318,000, a decrease in deferred tax assets of $140,000, offset by our net loss of $12,770,000, and changes in operating assets and liabilities primarily consisting of an increase in prepaid and other current assets of $791,000, an increase in advances to suppliers of $526,000, a decrease in accounts payable of $624,000, a decrease in accrued expenses of $227,000, a decrease in VAT and service taxes payable of $213,000, and a decrease in income taxes payable of $253,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2014 primarily reflected net income of $4,266,000 and the add-back of non-cash items primarily consisting of depreciation of $8,470,000, amortization of land use rights of $96,000, an increase in allowance for doubtful accounts of $522,000, an increase in allowance for deferred tax assets of $2,166,000, a loss on impairment of equipment held for sale of $3,800,000 and stock-based compensation of $376,000, and changes in operating assets and liabilities primarily consisting of a decrease in notes receivable of $586,000, a decrease in inventories of $471,000, a decrease in prepaid value-added taxes on purchases of $487,000, a decrease in advances to suppliers of $126,000, an increase in accrued expenses of $164,000, an increase in VAT and service taxes payable of $375,000, offset primarily by an increase in accounts receivable of $5,669,000, an increase in deferred tax assets of $1,080,000, a decrease in accounts payable of $872,000, a decrease in income taxes payable of $1,077,000, and a decrease in advances from customers of $953,000.

For the year ended December 31, 2015, net cash flow used in investing activities reflects the purchase of property and equipment of approximately $12,000. For the year ended December 31, 2014, net cash flow used in investing activities reflects the purchase of property and equipment of $11,059,000, offset by refunds of payments of approximately $3,991,000 made by us with respect to purchase orders we had cancelled. In 2014, we examined and found some faults on the machinery delivered to us in the fourth quarter of 2014. Therefore, we cancelled the purchase order, returned the machinery to the supplier and received a refund of approximately $2,000,000, representing the payment which we had made. In addition, in the fourth quarter of 2014, a supplier did not deliver equipment to us because the supplier advised us that it could not import an important component necessary to complete our order on time. We cancelled the order and received refund of approximately $1,500,000, representing our advance payment for the equipment. Also, in the fourth quarter of 2014, we cancelled a purchase order and received a refund of approximately $491,000, representing the payment we had made with respect to this order.

Net cash flow provided by financing activities was approximately $161,000 for the year ended December 31, 2015 as compared to approximately $1,624,000 for the year ended December 31, 2014. During the year ended December 31, 2015, we received proceeds from bank loans of approximately $4,503,000, and proceeds from the increase in bank acceptance notes payable of approximately $193,000, offset by repayments for bank loans of approximately $4,343,000, and payments for the increase in restricted cash of approximately $193,000. During the year ended December 31, 2014, we received proceeds from bank loans of $3,907,000, proceeds from the decrease in restricted cash of $195,000 and net proceeds from sale of common stock of approximately $1,624,000 to our chief executive officer and his wife, offset by the repayments of bank loans of $3,907,000 and the decrease in bank acceptance notes payable of $195,000.

We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months. We generally finance our operations through short term loans from our banks, which we refinance upon expiration. We do not have any long-term financing arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,081	$3,081	$-	$-	$-
Bank acceptance notes payable	647	647	-	-	-
Total	$3,728	$3,728	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2015 and 2014, we had unrealized foreign currency translation loss of approximately $4,769,000 and $408,000, respectively, because of changes in the exchange rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and recently elected chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2015.

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during 2016 and have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2015. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	60	Chief executive officer, chairman and director
Wanfen Xu	35	Chief financial officer
Furen Chen[1]	71	Director
Xi Liu[1,2,3]	47	Director
Chengqing Tang[1,2,3]	51	Director
Baowen Wang[2,3]	69	Director

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

Wanfen Xu has been our chief financial officer since March 1, 2016. Ms. Xu previously served as our chief financial officer from March 14, 2012 through December 12, 2012. From December 2012 until February 2016, Ms. Xu served as the financial controller of the Huayang Companies. Ms. Xu also served as the financial controller of Hauyang Companies from 2009 to 2011.

Furen Chen is general manger and chairman of the board of WuXu City ZhengCheng Accounting Services, Ltd., a position he has held since February 2000. From 1990 until February 2000, Mr. Chen was accounting manager at Qian Zhou Agricultural Financial Co., Ltd. Mr. Chen is a certified public accountant in China. We nominated Mr. Chen as a director because we believe that his finance and accounting experience is important to us as we improve our financial accounting controls.

Xi Liu has an extensive material engineering background, being a 1989 graduate of Jiangsu University of Technology with a degree in metal material and heat treatment, and having been trained at the Volvo facilities in Penta, Sweden in 1999. Immediately after graduating from the university, Mr. Liu worked at China FAW Group Corporation, the oldest and one of largest Chinese automakers, as an engineer, before leaving in 2005 as an assistant manager in the Purchasing Department of the Wuxi Diesel Engine Works plant. He then joined WAM Bulk Handling Machinery (Shanghai) Co., Ltd., part of the Italian industrial giant WAMGROUP, as a purchasing and sourcing manager, which is his current position. Mr. Liu’s background in engineering and his practical industrial experience is important to us as we plan and develop our business.

Chengqing Tang is a senior engineer at Wuxi City Wangsheng Mechanical Factory, a position he has held since 2001. Mr. Tang’s experience as an engineer is important in his service as a director.

Baowen Wang works as a senior engineer at the National 559th factory research center, a state-owned precision optical research center, a position he has held since 2005, when he retired as head of the Wuxi HuGuang Instrument Research Institute, a position has held from 1979 to 2005. Mr. Wang graduated from NanJing University, majoring in weather station and radar. Mr. Wang’s engineering background and his practical industrial are important qualifications for his service as a director. Mr. Wang served as a director from July 2012 until his resignation in April 2014.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Furen Chen, Chengqing Tang and Xi Liu, with Mr. Furen Chen serving as chairman. The compensation committee is comprised of Baowen Wang, Xi Liu and Chengqing Tang, with Mr. Baowen Wang as chairman. The corporate governance/nominating committee is comprised of Xi Liu, Chengqing Tang, and Baowen Wang, with Mr. Xi Liu as chairman.

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

The board and its committees held the following number of meetings during 2015:

Board of directors	4
Audit committee	4
Compensation committee	0
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2015.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2015.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2015, Mr. Zhao was late in the filing of one Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2015 and 2014 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2015. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu,	2015	35,384	0	68,600	0	103,984
chief executive officer (1)	2014	32,556	0	110,600	0	143,156

Adam Wasserman, former	2015	52,000	0	61,740	0	113,740
chief financial officer (2)	2014	52,000	0	98,303	0	150,303

(1)	Mr. Wu’s 2015 compensation consisted of salary of $35,384 and 20,000 shares of common stock, valued at $68,600. Mr. Wu’s 2014 compensation consisted of salary of $32,556 and 20,000 shares of common stock, valued at $110,600.
(2)	Mr. Wasserman had been our chief financial officer from December 2012 until his resignation on February 26, 2016. Mr. Wasserman’s compensation is paid to CFO Oncall Inc. where he serves as chief executive officer. Mr. Wasserman’s 2015 compensation included salary of $52,000 and 18,000 shares of common stock, valued at $61,740. Mr. Wasserman’s 2014 compensation included salary of $52,000 and 15,000 shares of common stock, valued at $98,303.

Employment Agreement

Currently, we have no employment agreements with any officer or director.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2015. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Tianxiang Zhou (1)	0	0	0
Xi Liu	0	0	0
Furen Chen	0	0	0
Baowen Wang (2)	0	0	0
Frank Zhao (3)	4,825	11,160	15,985

(1)	Mr. Zhou resigned as a director on November 10, 2015.
(2)	Mr. Wang has been our director since November 10, 2015.
(3)	Mr. Zhao resigned as a director in March 2016.

2010 Long-Term Incentive Plan

In January 2010, the board of directors adopted, and in March 2010, the stockholders approved the 2010 long-term incentive plan, covering 200,000 shares of common stock. In October 2013, the board of directors adopted and in December 2013, the stockholders approved, an amendment to the 2010 plan which increased the number of shares subject to the 2010 plan from 200,000 shares to 500,000 shares. The 2010 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2010 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The board has granted the compensation committee the authority to administer the 2010 plan. Members of the committee are not eligible for stock options or stock grants pursuant to the 2010 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2015, we had issued a total of 327,491 shares of common stock pursuant to this plan.

The following table sets forth information as options outstanding on December 31, 2015.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu (1) (3)	1,137,659	25.8%
Wanfen Xu	0	0.0%
Lihua Tang (1) (3)	1,137,659	25.8%
Maxworthy International Limited (1)	544,267	12.4%
Yunxia Ren (2) (4)	327,274	7.4%
Haoyang Wu (2) (4)	327,274	7.4%
Xi Liu	0	0.0%
Baowen Wang	0	0.0%
Frank Zhao	7,500	*
Furen Chen	0	0.0%
All current officers and directors as a group (two persons owning stock)	1,145,159	26.0%

* less than 1%.

(1)	Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd. Mr. Wu is also managing director of Maxworthy. The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 544,267 shares owned by Maxworthy (ii) 360,917 shares owned by Mr. Wu and (iii) 232,475 shares owned by Ms. Tang. Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other. The address for Maxworthy is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(2)	Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang. Ms. Ren owns 259,022 shares of common stock and Mr. Wu owns 68,252 shares of common stock. Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, P.R.C.

(4)	Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City, Jiangsu Province, P.R.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Four of our directors, Furen Chen, Chengqing Tang, Xi Liu, and Baowen Wang, are independent directors, using the Nasdaq definition of independence. Except for Furen Chen, each of these directors serves on at least two of our board committees. The audit committee is comprised of Chengqing Tang, Xi Liu and Furen Chen (chair), the compensation committee is comprised of Baowen Wang (chair), Xi Liu, and ChengQing Tang, and the corporate governance/nominating committee is comprised of Xi Liu (chair), Chengqing Tang, and Baowen Wang. Our board has determined that Mr. Chen is an audit committee financial expert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2015	2014
Audit Fees	$118,500	$105,500
Audit Related Fees	$0	$0
Tax Fees	$5,000	$5,000
All Other Fees	$0	$5,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation (1)
3.2	Bylaws (2)
10.1	2010 Long-Term Incentive Plan (3)
14.1	Code of ethics and business conduct for officers, directors and employees (4)
14.2	Cleantech Solutions International, Inc. ethics hotline/whistleblower program (4)
21.0	List of subsidiaries (5)
23.1	Consent of RBSM LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 10-K filed by the Company on April 11, 2013.
(2)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(3)	Incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which was filed by the Company on October 30, 2013.
(4)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(5)	Incorporated by reference to the Company’s Form 10-K filed by the Company on March 28, 2014.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 30, 2016	CLEANTECH SOLUTIONS INTERNATIONAL, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	March 30, 2016
Jianhua Wu	(Principal Executive Officer)

/s/ Wanfen Xu	Chief Financial Officer	March 30, 2016
Wanfen Xu	(Principal Financial and Accounting Officer)

/s/ Baowen Wang	Director	March 30, 2016
Baowen Wang

/s/ Xi Liu	Director	March 30, 2016
Xi Liu

/s/ Chengqing Tang	Director	March 30, 2016
Chengqing Tang

/s/ Furen Chen	Director	March 30, 2016
Furen Chen

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cleantech Solutions International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cleantech Solutions International, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleantech Solutions International, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with generally accepted accounting principles.

/s/ RBSM LLP

New York, New York

March 30, 2016

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,790,370	$7,835,791
Restricted cash	647,080	488,719
Notes receivable	132,497	114,034
Accounts receivable, net of allowance for doubtful accounts	15,823,859	20,316,037
Inventories, net of reserve for obsolete inventories	1,827,084	4,241,022
Advances to suppliers	1,038,884	565,581
Deferred tax assets	220,895	375,744
Prepaid expenses and other	992,055	153,260

Total Current Assets	39,472,724	34,090,188

PROPERTY AND EQUIPMENT, net	51,753,964	69,628,597

OTHER ASSETS:
Equipment held for sale	-	422,540
Land use rights, net	3,382,071	3,672,420

Total Assets	$94,608,759	$107,813,745

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,081,332	$3,095,219
Bank acceptance notes payable	647,080	488,719
Accounts payable	3,489,815	4,322,275
Accrued expenses	6,361,079	1,059,579
Advances from customers	433,050	495,461
VAT and service taxes payable	269,284	500,569
Income taxes payable	259,987	531,120

Total Current Liabilities	14,541,627	10,492,942

Total Liabilities	14,541,627	10,492,942

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at December 31, 2015 and 2014)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 3,943,986 and 3,859,986 shares issued and outstanding at December 31, 2015 and 2014, respectively)	3,944	3,860
Additional paid-in capital	33,803,333	33,517,857
Retained earnings	37,007,776	50,039,267
Statutory reserve	3,555,468	3,294,199
Accumulated other comprehensive income - foreign currency translation adjustment	5,696,611	10,465,620

Total Stockholders' Equity	80,067,132	97,320,803

Total Liabilities and Stockholders' Equity	$94,608,759	$107,813,745

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$49,565,576	$75,958,676

COST OF REVENUES	42,215,959	58,217,667

GROSS PROFIT	7,349,617	17,741,009

OPERATING EXPENSES:
Depreciation	829,030	721,449
Selling, general and administrative	2,782,651	3,671,715
Bad debt expense	2,061,591	521,928
Research and development	98,780	116,061
Impairment loss	7,016,658	3,799,947
Loss from sales contract dispute	5,806,778	-

Total Operating Expenses	18,595,488	8,831,100

(LOSS) INCOME FROM OPERATIONS	(11,245,871)	8,909,909

OTHER INCOME (EXPENSE):
Interest income	40,034	18,127
Interest expense	(235,366)	(238,226)
Grant income	-	34,835
Foreign currency transaction (loss) gain	(9)	1,263
Rental income, net	-	101,539
Other income	15,710	-

Total Other Income (Expense), net	(179,631)	(82,462)

(LOSS) INCOME BEFORE INCOME TAXES	(11,425,502)	8,827,447

INCOME TAXES	1,344,720	4,561,030

NET (LOSS) INCOME	$(12,770,222)	$4,266,417

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(12,770,222)	$4,266,417

OTHER COMPREHENSIVE LOSS:
Unrealized foreign currency translation loss	(4,769,009)	(408,386)

COMPREHENSIVE (LOSS) INCOME	$(17,539,231)	$3,858,031

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(3.24)	$1.15
Diluted	$(3.24)	$1.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,940,622	3,715,300
Diluted	3,940,622	3,715,300

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2015 and 2014

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2013	-	$-	3,503,502	$3,503	$31,532,308	$46,322,329	$2,744,720	$10,874,006	$91,476,866

Sale of common stock - related parties	-	-	290,984	291	1,623,400	-	-	-	1,623,691

Common stock issued for services	-	-	65,500	66	362,149	-	-	-	362,215

Adjustment to statutory reserve	-	-	-	-	-	(549,479)	549,479	-	-

Net income for the year	-	-	-	-	-	4,266,417	-	-	4,266,417

Foreign currency translation adjustment	-	-	-	-	-	-	-	(408,386)	(408,386)

Balance, December 31, 2014	-	-	3,859,986	3,860	33,517,857	50,039,267	3,294,199	10,465,620	97,320,803

Common stock issued for services	-	-	84,000	84	285,476	-	-	-	285,560

Adjustment to statutory reserve	-	-	-	-	-	(261,269)	261,269	-	-

Net loss for the year	-	-	-	-	-	(12,770,222)	-	-	(12,770,222)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(4,769,009)	(4,769,009)

Balance, December 31, 2015	-	$-	3,943,986	$3,944	$33,803,333	$37,007,776	$3,555,468	$5,696,611	$80,067,132

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,770,222)	$4,266,417
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation	8,128,805	8,469,771
Amortization of land use rights	95,076	96,226
Increase in allowance for doubtful accounts	2,061,591	521,928
Increase in reserve for obsolete inventories	962,029	-
Increase in allowance for deferred tax assets	-	2,165,677
Loss from impairment of equipment held for sale	417,171	3,799,947
Loss from impairment of property and equipment	6,599,487	-
Loss from sales contract dispute	5,806,778	-
Stock-based compensation	285,560	375,989
Changes in operating assets and liabilities:
Notes receivable	(25,734)	586,014
Accounts receivable	1,477,142	(5,668,901)
Inventories	1,317,739	470,509
Prepaid value-added taxes on purchases	(93,280)	486,689
Prepaid and other current assets	(790,832)	(94,718)
Advances to suppliers	(526,138)	126,394
Deferred tax assets	140,368	(1,080,469)
Accounts payable	(624,196)	(872,178)
Accrued expenses	(226,923)	164,465
VAT and service taxes payable	(213,092)	374,512
Income taxes payable	(252,960)	(1,077,373)
Advances from customers	(37,087)	(952,885)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,731,282	12,158,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,458)	(11,058,530)
Refund of previously purchased property and equipment	-	3,991,405
NET CASH USED IN INVESTING ACTIVITIES	(12,458)	(7,067,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	4,503,418	3,906,759
Repayments of bank loans	(4,342,581)	(3,906,759)
(Increase) decrease in restricted cash	(193,004)	195,338
Increase (decrease) in bank acceptance notes payable	193,004	(195,338)
Net proceeds from sale of common stock - related parties	-	1,623,691
NET CASH PROVIDED BY FINANCING ACTIVITIES	160,837	1,623,691

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(925,082)	6,338

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,954,579	6,720,918

CASH AND CASH EQUIVALENTS - beginning of year	7,835,791	1,114,873

CASH AND CASH EQUIVALENTS - end of year	$18,790,370	$7,835,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$235,366	$238,226
Income taxes	$2,277,297	$4,553,195
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$256,082

See notes to consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

Through its affiliated companies and subsidiaries, the Company manufactures and sells textile dyeing and finishing machines and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related components for the wind power industry and other industries. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. ("Heavy Industries"), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd., and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies”.

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
December 31, 2015 and 2014

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
December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2015 and 2014 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. At December 31, 2015 and 2014, cash balances in banks in the PRC of $18,777,228 and $7,792,993, respectively, are uninsured.

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

At December 31, 2015 and 2014, equipment held for sale was measured at fair value on a nonrecurring basis as shown in the following tables.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015	Impairment Loss
Equipment held for sale	$-	$-	$-	$-	$417,171

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014	Impairment Loss
Equipment held for sale	$-	$-	$422,540	$422,540	$3,799,947

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment held for sale as of December 31, 2015 and 2014. Upon completion of its 2015 and 2014 impairment analysis, the Company determined that the carrying value exceeded the fair market value on the equipment held for sale. Accordingly, the Company recorded an impairment loss of $417,171 and $3,799,947 at December 31, 2015 and 2014, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

At December 31, 2015 and 2014, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2015		December 31, 2014
United States	$13,142	0.1%	$42,798	0.5%
China	18,777,228	99.9%	7,792,993	99.5%
Total cash and cash equivalents	$18,790,370	100.0%	$7,835,791	100.0%

In December 2015, the Company received a letter from its largest customer which accounted approximately 13% of the Company’s revenues, pursuant to which the customer claimed that the Company was delinquent in the delivery of the products and those products that were delivered did not meet the required quality standards.  The customer claimed that it is entitled to damages of RMB 36,103,640, or approximately $5,806,778 at December 31, 2015.  As a result of the dispute with this customer, the Company, at December 31, 2015:

•	Included in accrued expenses $5,562,365, representing the potential liability to this customer based on the customer’s claim (See Note 9);

•	Increased its accounts receivable reserve to fully reserve the approximately $1,759,000 due from this customer (See Note 2);

•	Increased its reserve for obsolete inventory by approximately $836,000, representing the remaining inventory manufactured to the specifications of this customer (See Note 3); and

•	Recorded an impairment charge of approximately $1,900,000 relating to the manufacturing equipment which is specially designed to manufacture products for petroleum and chemical customer and is not otherwise used by the Company (See Note 4).

The Company is engaged in discussions with this customer, but cannot predict the results of these discussions.

Restricted cash

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $132,497 and $114,034 at December 31, 2015 and 2014, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2015 and 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $3,218,592 and $1,321,328, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $1,093,326 and $181,646 at December 31, 2015 and 2014, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,038,884 and $565,581 at December 31, 2015 and 2014, respectively.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of operations and comprehensive (loss) income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Equipment held for sale

In March 2014, the Company signed an operating lease agreement related to the lease of electro-slag re-melted (“ESR”) equipment for a period of eight years. Equipment held for operating lease was depreciated over its estimated useful life starting from the operating lease commencement date, April 1, 2014.  Rental payments were recorded as rental income over the lease term as earned. The related depreciation on the equipment held for operating lease was recognized as a reduction of rental income on a straight-line basis. For the year ended December 31, 2014, rental income was $605,214 and the related depreciation on the equipment held for operating lease was $503,675, respectively. The lessee stopped using the equipment and stopped paying its lease payments in early 2015 and the Company has not found and does not expect to find other potential lessees in the next twelve months. Therefore, at December 31, 2015 and 2014, the Company reflected electro-slag re-melted (“ESR”) equipment that was used in 2010 and 2011 to produce forged products for the high performance components market as equipment held for sale on the accompanying consolidated balance sheets.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

For the years ended December 31, 2015 and 2014, the Company incurred impairment charge in operations of $417,171 and $3,799,947, respectively, on electro-slag re-melted equipment. The valuations of the ESR equipment which were reflected as equipment held for sale at December 31, 2015 and 2014 on the accompanying consolidated balance sheets, and the amounts of the impairment charge, were based on the impairment assessments conducted on the ESR equipment at December 31, 2015 and 2014.

At December 31, 2015 and 2014, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment as of December 31, 2015 and 2014. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2015 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment used in the Company’s petroleum and chemical equipment segment and forged rolled rings and related components segment. Accordingly, in connection with the impairment of such equipment, the Company recorded an impairment charge of $6,599,487 at December 31, 2015. The Company did not record any impairment charge on the property and equipment for the year ended December 31, 2014.

Advances from customers

Advances from customers at December 31, 2015 and 2014 amounted to $433,050 and $495,461, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2015 and 2014, amounts allocated to installation and warranty revenues were $154,515 and $130,565, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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
December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2015 and 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $916,089 and $1,372,724 for the years ended December 31, 2015 and 2014, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $224,359 and $245,267 for the years ended December 31, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive (loss) income and totaled $29,459 and $24,175 for the years ended December 31, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $98,780 and $116,061 for the years ended December 31, 2015 and 2014, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2015 and 2014 was $(925,082) and $6,338, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at December 31, 2015 and 2014 were translated at 6.4907 RMB to $1.00 and at 6.1385 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the years ended December 31, 2015 and 2014 were 6.2175 RMB and 6.1432 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Earnings per share of common stock

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

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the years ended December 31, 2015 and 2014. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2015	2014
Net (loss) income for basic and diluted net (loss) income per share of common stock	$(12,770,222)	$4,266,417

Weighted average common stock outstanding– basic and diluted	3,940,622	3,715,300
Net (loss) income per common share - basic and diluted	$(3.24)	$1.15

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the years ended December 31, 2015 and 2014 included net (loss) income and unrealized loss from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications are primarily within operating expenses to reflect bad debt expense as a separate line item.

Recent accounting pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2015 and 2014, accounts receivable consisted of the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$19,042,451	$21,637,365
Less: allowance for doubtful accounts	(3,218,592)	(1,321,328)
	$15,823,859	$20,316,037

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of approximately $2,062,000 and $522,000 for the years ended December 31, 2015 and 2014, respectively. In December 2015, based on a notice of contract termination received by the Company from its largest petroleum and chemical equipment segment customer, the customer requested some relief and has not paid the remaining outstanding accounts receivable balance of approximately $1,759,000. Accordingly, in addition to general changes in the allowance for doubtful accounts balance, the Company increased its allowance for doubtful accounts by approximately $1,759,000 which represents this customer’s full amount of outstanding accounts receivable. The Company is currently discussing this issue with the customer and the Company is unable to determine if the accounts receivable balance will be collected.

NOTE 3 – INVENTORIES

At December 31, 2015 and 2014, inventories consisted of the following:

	December 31, 2015	December 31, 2014
Raw materials	$690,824	$835,589
Work-in-process	1,593,815	1,454,999
Finished goods	635,771	2,132,080
	2,920,410	4,422,668
Less: reserve for obsolete inventories	(1,093,326)	(181,646)
	$1,827,084	$4,241,022

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the years ended December 31, 2015 and 2014, the Company increased the reserve for obsolete inventories in the amount of approximately $962,000 and $0, respectively, which has been included in cost of revenues. In December 2015, based on a notice of contract termination received by the Company from its largest petroleum and chemical equipment segment customer, the Company increased its reserve for obsolete inventories by approximately $836,000 for all remaining inventories manufactured to the specifications of such customer and not readily saleable to other customers.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consisted of the following:

	Useful life	December 31, 2015	December 31, 2014
Office equipment and furniture	5 years	$165,403	$166,734
Manufacturing equipment	5 -10 years	66,381,394	76,870,025
Vehicles	5 years	194,552	205,714
Building and building improvements	5 - 20 years	24,668,268	26,083,624
		91,409,617	103,326,097
Less: accumulated depreciation		(39,655,653)	(33,697,500)
		$51,753,964	$69,628,597

For the years ended December 31, 2015 and 2014, depreciation expense amounted to $8,128,805 and $8,469,771, respectively, of which $7,299,775 and $7,244,647, respectively, was included in cost of revenues. In 2014, $503,675 of the depreciation expense related to the ESR equipment, which was held for operating lease in 2014, was included as a reduction in rental income, and the remainder was included in operating expenses. In 2015 the equipment was treated as equipment held for sale, and no depreciation expense was taken with respect to that equipment.

At December 31, 2015 and 2014, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment as of December 31, 2015 and 2014. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2015 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment used in the Company’s petroleum and chemical equipment segment and forged rolled rings and related components segment. Accordingly, in connection with the impairment of such equipment, the Company recorded an impairment charge of $6,599,487 at December 31, 2015. The Company did not record any impairment charge on the property and equipment for the year ended December 31, 2014.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2015 and 2014, amortization of land use rights amounted to $95,076 and $96,226, respectively. At December 31, 2015 and 2014, land use rights consisted of the following:

	Useful life	December 31, 2015	December 31, 2014
Land use rights	45 - 50 years	$4,159,920	$4,398,598
Less: accumulated amortization		(777,849)	(726,178)
		$3,382,071	$3,672,420

Amortization of land use rights attributable to future periods is as follows:

Year ending December 31:	Amount
2016	$91,075
2017	91,075
2018	91,075
2019	91,075
2020	91,075
Thereafter	2,926,696
$3,382,071

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 6 – EQUIPMENT HELD FOR SALE

During the last quarter of 2013, the Company decided to dispose of or lease the ESR equipment that was used in 2010 and 2011 to produce forged products for the high performance components market to a third party and negotiations took place last quarter of 2013 through March 2014. In March 2014, the Company entered into an operating lease agreement with an eight-year term commencing April 1, 2014, with a third party, whereby the lessee leases the ESR equipment from the Company for quarterly lease payments of 1,450,000 RMB, including value-added tax (approximately $236,000 per quarter). Accordingly, at December 31, 2013, the ESR equipment was reflected as equipment held for operating lease. The lessee stopped using the equipment and stopped paying rent in early 2015. The Company has not found and does not expect to find any potential buyer or other lessees in the next twelve months. Therefore, the Company reclassified the equipment held for operating lease to equipment held for sale on the accompanying consolidated balance sheets at December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company evaluated the ESR equipment for impairment. The Company compared the estimated fair values of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the years ended December 31, 2015 and 2014, the Company recorded an impairment loss on ESR equipment in the amount of $417,171 and $3,799,947, respectively. As of December 31, 2015 and 2014, the equipment held for sale amounted to $0 and $422,540, respectively.

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

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturity. At December 31, 2015 and 2014, short-term bank loans consisted of the following:

	December 31, 2015	December 31, 2014
Loan from Agricultural and Commercial Bank, due on March 20, 2015 with annual interest rate of 7.20% at December 31, 2014, secured by certain assets of the Company and repaid in March 2015	$-	$488,719
Loan from Agricultural and Commercial Bank, due on June 16, 2016 with annual interest rate of 7.038% at December 31, 2015, secured by certain assets of the Company	693,300	-
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 1, 2015 with annual interest rate of 9.36% at December 31, 2014, secured by certain assets of the Company and repaid on due date	-	814,531
Loan from Jiangsu Huishan Mintai Village Town Bank, due on March 1, 2016 with annual interest rate of 10.56% at December 31, 2015, secured by certain assets of the Company and repaid in February 2016	770,333	-
Loan from Bank of Communications, due on April 16, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015	-	325,812
Loan from Bank of Communications, due on September 3, 2016 with annual interest rate of 5.62% at December 31, 2015	770,333	-
Loan from Bank of Communications, due on April 23, 2015 with annual interest rate of 6.72% at December 31, 2014 and repaid in March 2015	-	488,719
Loan from Bank of China, due on February 16, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015.	-	488,719
Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	385,166	-
Loan from Bank of China, due on February 18, 2015 with annual interest rate of 6.27% at December 31, 2014, secured by certain assets of the Company and repaid in January 2015	-	488,719
Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	462,200	-
Total short-term bank loans	$3,081,332	$3,095,219

For the years ended December 31, 2015 and 2014, interest expense related to short-term bank loans amounted to $235,366 and $238,226, respectively, which were included in interest expense on the accompanying consolidated statements of operations and comprehensive (loss) income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At December 31, 2015 and 2014, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2015	December 31, 2014
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 11, 2015, collateralized by 100% of restricted cash deposited	$-	$162,907
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on February 28, 2015, collateralized by 100% of restricted cash deposited	-	81,453
Bank of China, non-interest bearing, due and paid on June 4, 2015, collateralized by 100% of restricted cash deposited	-	81,453
Bank of China, non-interest bearing, due and paid on June 15, 2015, collateralized by 100% of restricted cash deposited	-	81,453
Bank of China, non-interest bearing, due and paid on June 29, 2015, collateralized by 100% of restricted cash deposited	-	81,453
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 9, 2016, collateralized by 100% of restricted cash deposited	308,133	-
Bank of China, non-interest bearing, due and paid on January 16, 2016, collateralized by 100% of restricted cash deposited	107,847	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on March 21, 2016, collateralized by 100% of restricted cash deposited	77,033	-
Bank of China, non-interest bearing, due and paid on March 23, 2016, collateralized by 100% of restricted cash deposited	77,033	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on June 29, 2016, collateralized by 100% of restricted cash deposited	77,034	-
Total	$647,080	$488,719

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 9 – ACCRUED EXPENSES

At December 31, 2015 and 2014, accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Accrued liability for claimed sale contract dispute (1)	$5,562,365	$-
Accrued salaries and related benefits	465,514	693,700
Accrued professional fees	171,433	110,921
Other payables	161,767	254,958
	$6,361,079	$1,059,579

(1)	In December 2015, the Company received a notice of contract termination in writing from its largest petroleum and chemical equipment segment customer alleging breach of contract for late delivery of product and for delivery of product with quality defects. Pursuant to the sales contract, the customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of 36,103,640 RMB ($5,562,365 at December 31, 2015) which has been included in accrued expenses. In connection with this contingent liability, the Company recorded a loss from sales contract dispute of $5,806,778 which has been reflected in operating expenses on the accompanying statements of operations.

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

Cleantech Solutions International, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $6,818,000 for income taxes purposes through December 31, 2015, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for United States income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forward to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $52 million and $64 million as of December 31, 2015 and 2014, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 10 – INCOME TAXES (continued)

Net deferred tax assets related to the U.S. net operating loss carry forward and impairment loss on equipment held for sale have been fully offset by a valuation allowance. The Company reviews the realization of its deferred tax assets related to the deduction of impairment loss on tangible long-lived assets and allowance for doubtful accounts and reserve for obsolete inventories on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In the fourth quarter of 2015 and 2014, the Company performed analysis related to the realization of the deferred tax asset related to the deduction of impairment loss on tangible long-lived assets, allowance for doubtful accounts and reserve for obsolete inventories. As a result, the Company determined that it was more likely than not that the deferred tax asset related to the deductibility for PRC tax purposes of impairment losses on tangible long-lived assets, a portion of allowance for doubtful accounts, and a portion of reserve for obsolete inventories would not be realized.

The table below summarizes the Company’s income taxes provision:

	Year Ended December 31,
	2015	2014
Income taxes provision:
Current	$1,331,697	$3,475,822
Deferred	13,023	1,085,208
Total provision for income taxes	$1,344,720	$4,561,030

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	2015	2014
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(30.5)%	2.5%
China valuation allowance	(13.4)%	12.3%
U.S. valuation allowance	(1.9)%	2.9%
Total provision for income taxes	(11.8)%	51.7%

For the years ended December 31, 2015 and 2014, income taxes expense related to our operations in the PRC and amounted to $1,344,720 and $4,561,030, respectively.

The tax effects of temporary differences under ASC 740 “Accounting for Income Taxes” that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net U.S. operating loss carry forward	$2,318,150	$2,098,420
Loss on impairment of tangible long-lived assets	3,730,060	2,167,335
Allowance for doubtful accounts and reserve for obsolete inventories	1,077,979	375,744
Total gross deferred tax assets	7,126,189	4,641,499
Less: valuation allowance	(6,905,294)	(4,265,755)
Net deferred tax assets	$220,895	$375,744

At December 31, 2015 and 2014, the valuation allowance were $2,318,150 and $2,098,420 related to the U.S. net operating loss carry forward, $3,730,060 and $2,167,335 related to the PRC impairment loss on tangible long-lived assets, and $857,084 and $0 related to allowance for doubtful accounts and reserve for obsolete inventories, respectively. During the years ended December 31, 2015 and 2014, the valuation allowance increased by approximately $2,640,000 and $2,421,000, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock issued for services

During 2014, the Company issued 65,500 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 15,000 shares to the then chief financial officer and 3,500 shares to an independent director.  The shares were valued at fair market value using the reported closing share price on the dates of grant, and the Company recorded stock-based compensation of $362,215 in 2014.

During 2015, the Company issued 84,000 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 20,000 shares to the chief executive officer, 12,000 shares to the chief executive officer’s wife, who the Company employs in its sales department, 18,000 shares to the chief financial officer and 4,000 shares to a director. The shares were valued at fair market value using the reported closing share price on the dates of grant, and the Company recorded stock-based compensation of $285,560 in 2015.

Common stock sold for cash – related parties

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

2010 long-term incentive plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which initially covered 200,000 shares of common stock.  In October 2013, the Company’s board of directors adopted, and in December 2013, the stockholders approved, an amendment to the 2010 long-term incentive plan to increase the number of shares of common stock subject to the plan, to 500,000 shares. The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2015, the Company had issued a total of 327,491 shares of common stock under the plan.

NOTE 12– STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2013, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Heavy Industries; accordingly, no additional statutory reserve is required for the years ended December 31, 2015 and 2014. As of December 31, 2015, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing, and the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy. During the years ended December 31, 2015 and 2014, the Company did not make any appropriations to statutory reserve for Fulland Wind Energy as it incurred recurring net losses.

For the years ended December 31, 2015 and 2014, statutory reserve activities were as follows:

	Dyeing	Heavy Industries	Fulland Wind Energy	Total
Balance - December 31, 2013	$373,048	$1,168,796	$1,202,876	$2,744,720
Addition to statutory reserve	549,479	-	-	549,479
Balance - December 31, 2014	922,527	1,168,796	1,202,876	3,294,199
Addition to statutory reserve	261,269	-	-	261,269
Balance - December 31, 2015	$1,183,796	$1,168,796	$1,202,876	$3,555,468

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 13 – SEGMENT INFORMATION

For the year ended December 31, 2015, the Company operated in three reportable business segments - (1) the manufacture of forged rolled rings and related components segment, (2) the manufacture of textile dyeing and finishing equipment segment, and (3) the manufacture of petroleum and chemical equipment segment. For the year ended December 31, 2014, the Company operated in two reportable business segments - (1) the manufacture of forged rolled rings and related components segment, and (2) the manufacture of textile dyeing and finishing equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the years ended December 31, 2015 and 2014 was as follows:

Revenues	2015	2014
Dyeing and finishing equipment	$29,010,950	$42,209,342
Forged rolled rings and related components	12,080,893	33,749,334
Petroleum and chemical equipment	8,473,733	-
	49,565,576	75,958,676
Depreciation
Dyeing and finishing equipment	3,397,397	3,119,823
Forged rolled rings and related components	2,755,726	4,846,273
Petroleum and chemical equipment	1,975,682	-
Other (a)	-	503,675
	8,128,805	8,469,771
Interest expense
Dyeing and finishing equipment	144,056	147,525
Forged rolled rings and related components	40,363	90,701
Petroleum and chemical equipment	50,947	-
	235,366	238,226
Net income (loss)
Dyeing and finishing equipment	3,652,124	5,494,791
Forged rolled rings and related components	(6,136,431)	(482,221)
Petroleum and chemical equipment	(9,638,721)	-
Other (b)	(647,194)	(746,153)
	$(12,770,222)	$4,266,417

Identifiable long-lived tangible assets at December 31, 2015 and 2014 by segment	December 31, 2015	December 31, 2014
Dyeing and finishing equipment	$25,782,801	$30,691,226
Forged rolled rings and related components (c)	14,212,045	38,937,371
Petroleum and chemical equipment (c)	11,759,118	-
Equipment held for sale	-	422,540
	$51,753,964	$70,051,137

Identifiable long-lived tangible assets at December 31, 2015 and 2014 by geographical location	December 31, 2015	December 31, 2014
China	$51,753,964	$70,051,137
United States	-	-
	$51,753,964	$70,051,137

(a)	Depreciation for equipment held for sale is not taken in 2015. The equipment was held for rental in 2014. The Company does not allocate the depreciation for equipment held for rental to any operating segment. Such depreciation is reflected as a reduction in rental income.

(b)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(c)	Reflects reclassification of property and equipment previously used in the forged rolled rings and related components segment to petroleum and chemical equipment segment.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 14 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the year ended December 31, 2015. No customer accounted for 10% or more of the Company’s revenues during 2014.

Customer	Year Ended December 31, 2015
A	13%

The customer A is the customer in the petroleum and chemical segment with which we have the dispute and we have fully reserved the receivable from this customer. See Note 2.

No customer accounted for 10% or more of the Company’s outstanding accounts receivable at December 31, 2015 and 2014.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
Supplier	2015	2014
A	17%	20%
B	15%	13%
C	15%	16%

The three largest suppliers accounted for 13.6% and 30.4% of the Company’s total outstanding accounts payable at December 31, 2015 and 2014, respectively.

NOTE 15 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s and subsidiary. Heavy Industries and Dyeing had reached the cumulative limit as of December 31, 2015. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiaries from transferring funds to the Company in the form of loans and/or advances.

As of December 31, 2015 and 2014, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiaries located in the PRC. Accordingly, the Company’s restricted net assets at December 31, 2015 and 2014 were approximately $79,627,000 and $96,519,000, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 16 – SUBSEQUENT EVENTS

On March 1, 2016, the Company issued 160,000 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 75,000 shares to its former chief financial officer. The shares were valued at $209,600, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company reduced accrued liabilities of $54,000 and recorded prepaid expenses of $155,600 which will be amortized over the rest of corresponding service periods.

On March 1, 2016, the Company issued 300,000 shares of common stock to two companies which performed and will perform services relating to preparing and implementing a new business plan for the Company with the objective of improving the Company’s long-term growth. The shares were valued at fair market value using the reported closing share price on the dates of grant, and the Company recorded stock-based compensation of $393,000 in the first quarter of 2016.

In January 2016, the Company repaid short-term loan from Bank of China in the principal amount of $385,166, and borrowed the same amount from the same bank. The new loan bears interest rate at 5.972% per annum and is due on December 26, 2016.

In January 2016, the Company repaid short-term loan from Bank of China in the principal amount of $462,200, and borrowed $385,166 from the same bank. The new loan bears interest rate at 5.972% per annum and is due on December 26, 2016.

In February 2016, the Company repaid short-term loan from Jiangsu Huishan Mintai Village Town Bank in the principal amount of $770,333, and borrowed the same amount from the same bank. The new loan bears interest rate at 10.56% per annum and is due on November 1, 2016.

