Form 10-Q
period 2016-03-31
Cleantech Solutions International, Inc.,
filed 2016-05-16
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,403,986 shares of common stock are issued and outstanding as of May 16, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2016

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	1
	Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2016 and 2015	2
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	3
	Condensed Notes to Unaudited Consolidated Financial Statements.	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4	Controls and Procedures.	29

PART II - OTHER INFORMATION

Item 6.	Exhibits.	30

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,948,981	$18,790,370
Restricted cash	255,897	647,080
Notes receivable	119,031	132,497
Accounts receivable, net of allowance for doubtful accounts	16,192,325	15,823,859
Inventories, net of reserve for obsolete inventories	2,068,206	1,827,084
Advances to suppliers	1,080,998	1,038,884
Deferred tax assets	222,362	220,895
Prepaid expenses and other	1,135,994	992,055

Total Current Assets	40,023,794	39,472,724

PROPERTY AND EQUIPMENT, net	50,408,449	51,753,964

OTHER ASSETS:
Land use rights, net	3,381,601	3,382,071

Total Assets	$93,813,844	$94,608,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,024,240	$3,081,332
Bank acceptance notes payable	245,041	647,080
Accounts payable	3,380,071	3,489,815
Accrued expenses	5,814,769	6,361,079
Advances from customers	697,789	433,050
VAT and service taxes payable	94,297	269,284
Income taxes payable	206,050	259,987

Total Current Liabilities	13,462,257	14,541,627

Total Liabilities	13,462,257	14,541,627

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at March 31, 2016 and December 31, 2015)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 4,403,986 and 3,943,986 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	4,404	3,944
Additional paid-in capital	34,405,473	33,803,333
Retained earnings	36,163,683	37,007,776
Statutory reserve	3,555,468	3,555,468
Accumulated other comprehensive income - foreign currency translation adjustment	6,222,559	5,696,611

Total Stockholders' Equity	80,351,587	80,067,132

Total Liabilities and Stockholders' Equity	$93,813,844	$94,608,759

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$4,919,491	$15,646,465

COST OF REVENUES	4,706,611	12,574,433

GROSS PROFIT	212,880	3,072,032

OPERATING EXPENSES:
Depreciation	160,738	344,696
Selling, general and administrative	711,378	874,545
Research and development	18,401	28,698

Total Operating Expenses	890,517	1,247,939

(LOSS) INCOME FROM OPERATIONS	(677,637)	1,824,093

OTHER INCOME (EXPENSE):
Interest income	11,962	5,833
Interest expense	(55,714)	(57,343)
Foreign currency transaction gain (loss)	114	(11)

Total Other Expense, net	(43,638)	(51,521)

(LOSS) INCOME BEFORE INCOME TAXES	(721,275)	1,772,572

INCOME TAXES	122,818	530,138

NET (LOSS) INCOME	$(844,093)	$1,242,434

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(844,093)	$1,242,434

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	525,948	472,980

COMPREHENSIVE (LOSS) INCOME	$(318,145)	$1,715,414

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.21)	$0.32
Diluted	$(0.21)	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,100,689	3,934,653
Diluted	4,100,689	3,934,653

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(844,093)	$1,242,434
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation	1,674,728	2,074,507
Amortization of land use rights	22,599	24,086
Stock-based compensation and fees	428,250	274,400
Changes in operating assets and liabilities:
Notes receivable	14,145	2,054
Accounts receivable	(259,741)	2,330,169
Inventories	(225,787)	(939,030)
Prepaid and other current assets	(26,969)	(4,835)
Advances to suppliers	(34,725)	(31,318)
Accounts payable	(131,047)	873,118
Accrued expenses	(516,730)	(515,767)
VAT and service taxes payable	(174,300)	(242,190)
Income taxes payable	(54,883)	(360,739)
Advances from customers	258,198	322,533

NET CASH PROVIDED BY OPERATING ACTIVITIES	129,645	5,049,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,332)	(4,755)

NET CASH USED IN INVESTING ACTIVITIES	(9,332)	(4,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	1,529,176	2,200,202
Repayments of bank loans	(1,605,635)	(2,281,691)
Decrease in restricted cash	389,940	81,489
Decrease in bank acceptance notes payable	(400,644)	(81,489)

NET CASH USED IN FINANCING ACTIVITIES	(87,163)	(81,489)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	125,461	56,931

NET INCREASE IN CASH AND CASH EQUIVALENTS	158,611	5,020,109

CASH AND CASH EQUIVALENTS - beginning of period	18,790,370	7,835,791

CASH AND CASH EQUIVALENTS - end of period	$18,948,981	$12,855,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$55,714	$57,343
Income taxes	$177,701	$890,876

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$110,350	$-
Stock issued for accrued liabilities	$64,000	$-

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Through its affiliated companies and subsidiaries, the Company manufactures and sells textile dyeing and finishing machines and sells forged products and fabricated products to a range of clean technology customers including high precision forged rolled rings and related components for the wind power industry and other industries. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind Energy”), which are wholly foreign-owned enterprises (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. (“Heavy Industries”), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd., and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies”.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016. The consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but does not include all disclosures required by the U.S. GAAP.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation; management’s responsibility for preparation of financial statements (continued)

Pursuant to ASC Topic 810 and related subtopics related to the consolidation of variable interest entities, the accounts of the Huayang Companies are consolidated in the accompanying financial statements. As VIEs, the Huayang Companies’ sales are included in the Company’s total sales, its (loss) income from operations is consolidated with the Company’s, and the Company’s net (loss) income includes all of the Huayang Companies net (loss) income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net (loss) income in calculating the net (loss) income of the VIEs that is attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in the Huayang Companies that requires consolidation of the Company’s and the Huayang Companies’ financial statements.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2016 and 2015 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. At March 31, 2016 and December 31, 2015, cash balances in banks in the PRC of $18,940,486 and $18,777,228, respectively, are uninsured.

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

MARCH 31, 2016

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

At March 31, 2016 and December 31, 2015, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2016		December 31, 2015
United States	$8,495	0.04%	$13,142	0.1%
China	18,940,486	99.96%	18,777,228	99.9%
Total cash and cash equivalents	$18,948,981	100.0%	$18,790,370	100.0%

Restricted cash

Restricted cash consists of cash deposits held by various banks to secure bank acceptance notes payable.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $119,031 and $132,497 at March 31, 2016 and December 31, 2015, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $3,239,956 and $3,218,592, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $1,100,583 and $1,093,326 at March 31, 2016 and December 31, 2015, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advance to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,080,998 and $1,038,884 at March 31, 2016 and December 31, 2015, respectively.

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

Advances from customers

Advances from customers at March 31, 2016 and December 31, 2015 amounted to $697,789 and $433,050, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2016 and 2015, amounts allocated to installation and warranty revenues were $16,763 and $22,766, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

MARCH 31, 2016

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $34,476 and $252,652 for the three months ended March 31, 2016 and 2015, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $47,751 and $68,452 for the three months ended March 31, 2016 and 2015, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses. The Company did not incur any advertising expense during the three months ended March 31, 2016 and 2015.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $18,401 and $28,698 for the three months ended March 31, 2016 and 2015, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2016 and 2015 was $125,461 and $56,931, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at March 31, 2016 and December 31, 2015 were translated at 6.4479 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2016 and 2015 were 6.53947 RMB and 6.1358 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

(Loss) income per share of common stock

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

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the three months ended March 31, 2016 and 2015. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2016	2015
Net (loss) income for basic and diluted net (loss) income per share of common stock	$(844,093)	$1,242,434
Weighted average common stock outstanding - basic and diluted	4,100,689	3,934,653
Net (loss) income per common share - basic and diluted	$(0.21)	$0.32

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three months ended March 31, 2016 and 2015 included net (loss) income and unrealized gain from foreign currency translation adjustments.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)”. Under ASU 2016-09, all excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized in the income statement during the period in which they occur. ASU 2016-09 allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the statement of cash flows, ASU 2016-09 requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. ASU 2016-09 is effective for annual periods, and interim periods within the annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-09 will have on its financial statements.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2016 and December 31, 2015, accounts receivable consisted of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$19,432,281	$19,042,451
Less: allowance for doubtful accounts	(3,239,956)	(3,218,592)
	$16,192,325	$15,823,859

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company did not change the allowance for doubtful accounts for the three months ended March 31, 2016 and 2015.

NOTE 3 – INVENTORIES

At March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$957,577	$690,824
Work-in-process	820,154	1,593,815
Finished goods	1,391,058	635,771
	3,168,789	2,920,410
Less: reserve for obsolete inventories	(1,100,583)	(1,093,326)
	$2,068,206	$1,827,084

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the three months ended March 31, 2016 and 2015, the Company did not make any change for reserve for obsolete inventories.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4 – PREPAID EXPENSES AND OTHER

At March 31, 2016 and December 31, 2015, prepaid expenses and other consisted of the following:

	March 31, 2016	December 31, 2015
Prepaid income taxes	$790,685	$785,471
Prepaid stock-based professional fees	110,350	-
Prepaid valued added tax on purchase	89,327	89,353
Other	145,632	117,231
	$1,135,994	$992,055

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2016 and December 31, 2015, property and equipment consisted of the following:

	Useful life	March 31, 2016	December 31, 2015
Manufacturing equipment	5 - 10 years	$66,831,485	$66,381,394
Building and building improvements	5 - 20 years	24,832,012	24,668,268
Vehicles	5 years	195,843	194,552
Office equipment and furniture	5 years	166,501	165,403
		92,025,841	91,409,617
Less: accumulated depreciation		(41,617,392)	(39,655,653)
		$50,408,449	$51,753,964

For the three months ended March 31, 2016 and 2015, depreciation expense amounted to $1,674,728 and $2,074,507, respectively, of which $1,513,990 and $1,729,811, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 6 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2016 and 2015, amortization of land use rights amounted to $22,599 and $24,086, respectively. At March 31, 2016 and December 31, 2015, land use rights consisted of the following:

	Useful life	March 31, 2016	December 31, 2015
Land use rights	45 - 50 years	$4,187,533	$4,159,920
Less: accumulated amortization		(805,932)	(777,849)
		$3,381,601	$3,382,071

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:	Amount
2017	$91,679
2018	91,679
2019	91,679
2020	91,679
2021	91,679
Thereafter	2,923,206
$3,381,601

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturity. At March 31, 2016 and December 31, 2015, short-term bank loans consisted of the following:

	March 31, 2016	December 31, 2015
Loan from Agricultural and Commercial Bank, due on June 16, 2016 with annual interest rate of 7.038% at March 31, 2016 and December 31, 2015, secured by certain assets of the Company	$697,902	$693,300
Loan from Jiangsu Huishan Mintai Village Town Bank, due on March 1, 2016 with annual interest rate of 10.56% at December 31, 2015, secured by certain assets of the Company and repaid in February 2016	-	770,333
Loan from Jiangsu Huishan Mintai Village Town Bank, due on November 1, 2016 with annual interest rate of 10.56% at March 31, 2016, secured by certain assets of the Company	775,446	-
Loan from Bank of Communications, due on September 3, 2016 with annual interest rate of 5.62% at March 31, 2016 and December 31, 2015	775,446	770,333
Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	385,166
Loan from Bank of China, due on December 26, 2016 with annual interest rate of 5.97% at March 31, 2016, secured by certain assets of the Company	775,446	-
Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	462,200
Total short-term bank loans	$3,024,240	$3,081,332

For the three months ended March 31, 2016 and 2015, interest expense related to short-term bank loans amounted to $55,714 and $57,343, respectively, which were included in interest expense on the accompanying consolidated statements of operations and comprehensive (loss) income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At March 31, 2016 and December 31, 2015, the Company’s bank acceptance notes payables consisted of the following:

	March 31, 2016	December 31, 2015
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 9, 2016, collateralized by 100% of restricted cash deposited	$-	$308,133
Bank of China, non-interest bearing, due and paid on January 16, 2016, collateralized by 100% of restricted cash deposited	-	107,847
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on March 21, 2016, collateralized by 100% of restricted cash deposited	-	77,033
Bank of China, non-interest bearing, due and paid on March 23, 2016, collateralized by 100% of restricted cash deposited	-	77,033
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on June 29, 2016, collateralized by 100% of restricted cash deposited	77,545	77,034
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on August 29, 2016, collateralized by 100% of restricted cash deposited	77,544	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on September 25, 2016, collateralized by 100% of restricted cash deposited	31,018	-
Agricultural and Commercial Bank, non-interest bearing, due on September 10, 2016, collateralized by restricted cash deposited of $69,790	58,934	-
Total	$245,041	$647,080

NOTE 9 – ACCRUED EXPENSES

At March 31, 2016 and December 31, 2015, accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued liability for claimed sale contract dispute (1)	$5,599,287	$5,562,365
Accrued salaries and related benefits	85,657	465,514
Accrued professional fees	36,517	171,433
Other payables	93,308	161,767
	$5,814,769	$6,361,079

(1)	In December 2015, the Company received a notice of contract termination in writing from its largest customer, which was a customer in the petroleum and chemical equipment segment, alleging breach of contract for late delivery of product and for delivery of product with quality defects. Pursuant to the sales contract, the customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of 36,103,640 RMB ($5,599,287 and $5,562,365 at March 31, 2016 and December 31, 2015, respectively) which has been included in accrued expenses.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock issued for services

On March 1, 2016, the Board of Directors approved and authorized the Company to issue 160,000 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 75,000 shares to its former chief financial officer. The shares were valued at $209,600, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company reduced accrued liabilities of $64,000 and recorded stock-based compensation and fees of $35,250 for the three months ended March 31, 2016 and recorded prepaid expenses of $110,350 which will be amortized over the rest of corresponding service periods.

On March 1, 2016, the Board of Directors approved and authorized the Company to issue 300,000 shares of common stock to two companies which performed services relating to preparing and implementing a new business plan for the Company with the objective of improving the Company’s long-term growth. The shares were valued at fair market value using the reported closing share price on the dates of grant, and the Company recorded stock-based compensation of $393,000 in the first quarter of 2016.

NOTE 11 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2015, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries; accordingly, no additional statutory reserve is required for the three months ended March 31, 2016. As of March 31, 2016, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy. During the three months ended March 31, 2016, the Company did not make any appropriations to statutory reserve for Fulland Wind Energy as it incurred recurring net loss.

NOTE 12 – SEGMENT INFORMATION

For the three months ended March 31, 2016 and 2015, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Information with respect to these reportable business segments for the three months ended March 31, 2016 and 2015 was as follows:

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 12 – SEGMENT INFORMATION (continued)

Revenues	2016	2015
Dyeing and finishing equipment	$4,526,700	$6,523,352
Forged rolled rings and related components	262,055	7,273,612
Petroleum and chemical equipment	130,736	1,849,501
	4,919,491	15,646,465
Depreciation
Dyeing and finishing equipment	955,279	862,084
Forged rolled rings and related components	662,555	698,441
Petroleum and chemical equipment	56,894	513,982
	1,674,728	2,074,507
Interest expense
Dyeing and finishing equipment	32,610	35,658
Forged rolled rings and related components	12,242	8,104
Petroleum and chemical equipment	10,862	13,581
	55,714	57,343
Net income (loss)
Dyeing and finishing equipment	368,455	748,216
Forged rolled rings and related components	(698,078)	613,663
Petroleum and chemical equipment	(42,436)	226,429
Other (a)	(472,034)	(345,874)
	$(844,093)	$1,242,434

Identifiable long-lived tangible assets at March 31, 2016 and December 31, 2015 by segment	March 31, 2016	December 31, 2015
Dyeing and finishing equipment	$25,146,775	$25,782,801
Forged rolled rings and related components	13,775,724	14,212,045
Petroleum and chemical equipment	11,485,950	11,759,118
	$50,408,449	$51,753,964

Identifiable long-lived tangible assets at March 31, 2016 and December 31, 2015 by geographical location	March 31, 2016	December 31, 2015
China	$50,408,449	$51,753,964
United States	-	-
	$50,408,449	$51,753,964

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 13 – CONCENTRATION

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Customer	2016	2015
A	18%	*
B	16%	*
C	*	12%
D	12%	*
E	11%	*

* Less than 10%.

The four largest customers accounted for 16.1% of the Company’s total outstanding accounts receivable at March 31, 2016. At December 31, 2015, the Company had a dispute with its largest customer and the accounts receivable from its largest customer was fully reserved. No customer accounted for 10% of the Company’s total outstanding accounts receivable at December 31, 2015.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Supplier	2016	2015
A	24%	22%
B	*	21%
C	16%	*

* Less than 10%.

The two largest suppliers accounted for 6.8% of the Company’s total outstanding accounts payable at March 31, 2016. Three largest suppliers accounted for 13.6% of the Company’s total outstanding accounts payable at December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiaries located in the PRC. Accordingly, the Company’s restricted net assets at March 31, 2016 and December 31, 2015 were approximately $79,781,000 and $79,627,000, respectively.

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

The following table sets forth information as to revenues of our dyeing and finishing equipment, forged rolled rings and related components, and petroleum and chemical equipment segments in dollars and as a percent of revenues (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$4,526	92.0%	$6,523	41.7%
Forged rolled rings and related components	262	5.3%	7,274	46.5%
Petroleum and chemical equipment	131	2.7%	1,849	11.8%
Total	$4,919	100.0%	$15,646	100.0%

Recently, challenging economic conditions, falling steel prices, continuous decline in oil prices and limited availability of credit in China, presented numerous challenges for our business. In our dyeing and finishing equipment segment, we experienced softer demand for our low-emission airflow dyeing machines as many of our potential customers already upgraded to newer models and we believe that much of our remaining potential customer base does not have the ability to make significant capital expenditures at this time. Our forged rolled rings and related products segment and petroleum and chemical equipment segment in particular experienced significant reduction in sales and operated at a loss during the three months ended March 31, 2016.

The key factors that affected our revenue, gross margin and net income (loss) in our segments during the three months ended March 31, 2016, including the factors which resulted in significant declines in revenues in all of our three segments, particularly in our forged rolled rings and related components segment and petroleum and chemical equipment segment, which are described below, are likely to continue to affect our operations in the rest of 2016. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our revenues in any segment in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date. Further, our petroleum and chemical equipment segment was impacted by the loss of our major customer in that segment following the December 2015 contract termination by our largest customer alleging breach of contract for late delivery and for delivery of product with quality defects and the related write-offs at December 31, 2015.

Dyeing and Finishing Equipment Segment

Revenues from our dyeing and finishing equipment segment decreased $2.0 million, or 30.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In the three months ended March 31, 2016, the dyeing and finishing equipment segment revenues accounted for 92.0% of our total revenues. The decrease was primarily attributable to the challenging economic conditions and limited availability of credit in China. In addition, some of our customers stopped operation in the first quarter of 2016 in order to comply with stricter environmental requirement, which resulted in the decrease in orders for dyeing machines from these customers. Further, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as many companies in the dyeing industry had already replaced older dyeing equipment with new equipment, and orders for new low-emission airflow dyeing machines slowed down in 2016

We expect our revenue from dyeing and finishing equipment segment will continue to decline in the near future.

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

Revenues from our forged rolled rings and related components segment decreased $7.0 million, or 96.4%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The significant decrease was mainly attributable to the reduced demand for construction of wind power facilities, which was our principal customer base during the quarter, due to the effects of lower oil and gas prices. We expect that our revenues from forged rolled rings and related components will continue to decrease in the near future.

Petroleum and Chemical Equipment Segment

Through our petroleum and chemical equipment division, we produce and sell equipment such as coal chemical equipment, formaldehyde plant and downstream products, reaction kettle, heat exchangers, separators, tanks, towers to petroleum and chemical industries. We started to sell our petroleum and chemical equipment in February 2015. Revenues from our petroleum and chemical equipment segment decreased $1.7 million, or 92.9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The market for petroleum products is mainly dominated by three major Chinese petroleum companies, and their capital expenditure and purchasing policy will have a significant effect both upon our ability to generate revenue from this segment and the gross margins which we can generate. Furthermore, because we sell our petroleum and chemical equipment products to a very small number of customers, the change in the purchasing policies of one or two customers could have a significant effect on our revenues from this segment. In December 2015, we received a notice of contract termination in writing from our largest customer, which was a customer in this segment, alleging breach of contract for late delivery of product and for delivery of product with quality defects. We did not receive any purchase order and did not generate any revenue from this customer in the three months ended March 31, 2016 and do not expect any further revenues from this customer in the rest of 2016 and beyond. Therefore, our revenues from petroleum and chemical equipment segment significantly decreased in the three months ended March 31, 2016. We expect that our revenues from petroleum and chemical equipment segment will continue to decrease in the rest of 2016 due to the loss of the largest customer in this segment.

The Future of the Forged Rolled Rings and Petroleum and Chemical Segments

In view of the sharp decline in revenue from both the forged rolled rings and related products and the petroleum and chemical segments, including the loss of our major customer, which was a customer in the petroleum and chemical segment, the negative gross margin for the forged rolled rings and related components segment, and our anticipation that sales in both of these segments will continue to decline from their current low levels, we are evaluating the viability of these segments on an ongoing basis and, if we determine that it is not likely that we will be able to operate either or both of these segments profitably, we may discontinue operating in either or both of these segments. We are not optimistic about the market for either our forged rolled rings and related products or our petroleum and chemical products. Unless we can show improvement in revenues from these segments, it may be necessary for us to reclassify some or all of the equipment used in these segments which cannot be effectively used for other purposes, as equipment held for sale. We cannot give any assurance that we will be able to improve our revenues from these segments in the near future, if at all, and it may be necessary for us to discontinue operating in both segments. In such event, it is likely that we will incur an impairment charge for equipment used in these segments which are not otherwise usable.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 40% of our purchases of inventories for the three months ended March 31, 2016. Two major suppliers provided approximately 43% of our purchases of inventories for the three months ended March 31, 2015. No other supplier accounted for 10% or more of our purchases during the three months ended March 31, 2016 and 2015.

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

The accounts of the Huayang Companies are consolidated in the accompanying financial statements. As VIEs, the Huayang Companies sales are included in our total sales, their income from operations is consolidated with ours, and our net income/loss includes all of the Huayang Companies’ net income/loss, and their assets and liabilities are included in our consolidated balance sheets. The VIEs do not have any non-controlling interest and, accordingly, we did not subtract any net income/loss in calculating the net income/loss attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Huayang Companies that require consolidation of the Huayang Companies financial statements with our financial statements.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Manufacturing equipment	5 – 10 Years
Building and building improvements	5 – 20 Years
Vehicles	5 Years
Office equipment and furniture	5 Years

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

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2016 and 2015, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718).” Under ASU 2016-09, all excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized in the income statement during the period in which they occur. ASU 2016-09 allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the statement of cash flows, ASU 2016-09 requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. ASU 2016-09 is effective for annual periods, and interim periods within the annual periods, beginning after December 15, 2016. Early adoption is permitted. We have not yet determined the effect that ASU 2016-09 will have on our financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table sets forth the results of our operations for the three months ended March 31, 2016 and 2015 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Dollars	Percentage	Dollars	Percentage
Revenues	$4,919	100.0%	$15,646	100.0%
Cost of revenues	4,706	95.7%	12,574	80.4%
Gross profit	213	4.3%	3,072	19.6%
Operating expenses	891	18.1%	1,248	8.0%
(Loss) income from operations	(678)	(13.8)%	1,824	11.6%
Other expense, net	(43)	(0.9)%	(52)	(0.3)%
(Loss) income before provision for income taxes	(721)	(14.7)%	1,772	11.3%
Provision for income taxes	123	2.5%	530	3.4%
Net (loss) income	(844)	(17.2)%	1,242	7.9%
Other comprehensive (loss) income:
Foreign currency translation adjustment	526	10.7%	473	3.0%
Comprehensive (loss) income	$(318)	(6.5)%	$1,715	10.9%

The following table sets forth information as to the revenues, gross profit (loss) and gross margin for our three business segments for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Revenues	Cost of revenues	Gross profit (loss)	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Dyeing and finishing Equipment	$4,526	$3,705	$821	18.1%	$6,523	$5,096	$1,427	21.9%
Forged rolled rings and related components	262	888	(626)	(239.0)%	7,274	5,923	1,351	18.6%
Petroleum and chemical equipment	131	113	18	13.8%	1,849	1,555	294	15.9%
Total	$4,919	$4,706	$213	4.3%	$15,646	$12,574	$3,072	19.6%

Revenues. For the three months ended March 31, 2016, we had revenues of $4,919,000, as compared to revenues of $15,646,000 for the three months ended March 31, 2015, a decrease of $10,727,000 or 68.6%. The decrease in revenues for the three months ended March 31, 2016 was attributable to decreases in revenue from all of our three operating segments. The change in revenues is summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	(Decrease)	Percentage Change
Dyeing and finishing equipment	$4,526	$6,523	$(1,997)	(30.6)%
Forged rolled rings and related components	262	7,274	(7,012)	(96.4)%
Petroleum and chemical equipment	131	1,849	(1,718)	(92.9)%
Total revenues	$4,919	$15,646	$(10,727)	(68.6)%

Dyeing and finishing equipment segment

For the three months ended March 31, 2016, revenues from the sale of dyeing and finishing equipment decreased by approximately $1,997,000 or 30.6% as compared to the three months ended March 31, 2015. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2016 because the remaining potential customer base included more companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. In addition, some of our customers stopped operation in the first quarter of 2016 in order to comply with stricter environmental requirement, which resulted in the decrease in orders for dyeing machines from these customers. Accordingly, our revenues from dyeing and finishing equipment segment decreased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Forged rolled rings and related components segment

For the three months ended March 31, 2016, revenue from the sale of forged rolled rings and related components decreased by approximately $7,012,000, or 96.4% as compared to the three months ended March 31, 2015. The continuous decline in the prices of oil and coal and the decreased availabilities of credit, significantly affected the requirements by our customers and potential customers for our forged rolled rings and related components. We believe that there is a degree of market saturation for our products in this segment and we expect that our revenues from customers of forged rolled rings and related components will continue to decrease in the near future.

Petroleum and chemical equipment segment

We sought to expand our business to oil and natural gas industries since 2013. We received the certifications needed to serve these markets in mid-2013. However, we did not generate revenues or incur manufacturing costs from the petroleum and chemical segment until the first quarter of 2015. For the three months ended March 31, 2016, revenue from the sale of petroleum and chemical equipment decreased by approximately $1,718,000, or 92.9% as compared to the three months ended March 31, 2015. Our revenue in this segment is highly dependent upon sales to a very small number of Chinese petrochemical companies, whose purchasing policies affect both our revenue and gross margin for this segment. In December 2015, we received a notice of contract termination in writing from this segment’s largest customer alleging breach of contract for late delivery of product and for delivery of product with quality defects. Accordingly, we did not generate any revenues from this customer in the three months ended March 31, 2016 and do not expect any further revenues from this customer in the rest of 2016 and beyond. We expect that our revenues from our petroleum and chemical equipment segment will significantly decrease in the rest of 2016 and beyond due to the loss of this customer.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended March 31, 2016, cost of revenues was $4,706,000 as compared to $12,574,000 for the three months ended March 31, 2015, a decrease of $7,868,000, or 62.6%. Cost of revenues for the dyeing and finishing equipment segment was $3,705,000 for the three months ended March 31, 2016, as compared to $5,096,000 for the three months ended March 31, 2015. Cost of revenues related to the manufacture of forged rolled rings and related components segment was $888,000 for the three months ended March 31, 2016 as compared to $5,923,000 for the three months ended March 31, 2015. Cost of revenues for the petroleum and chemical equipment segment was $113,000 for the three months ended March 31, 2016 as compared to $1,555,000 for the three months ended March 31, 2015.

Gross profit and gross margin. Our gross profit was $213,000 for the three months ended March 31, 2016 as compared to $3,072,000 for the three months ended March 31, 2015, representing gross margins of 4.3% and 19.6%, respectively.

Gross profit for the dyeing and finishing equipment segment was $821,000 for the three months ended March 31, 2016 as compared to $1,427,000 for the three months ended March 31, 2015, representing gross margins of approximately 18.1% and 21.9%, respectively. The decrease in our gross margin for the dyeing and finishing equipment segment for the three months ended March 31, 2016 primarily resulted from the reduced scale of operations, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and the slight increase in raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will continue to be low in the remainder of 2016.

We incurred a negative gross profit from forged rolled rings and related components segment of $626,000 for the three months ended March 31, 2016 as compared to gross profit of $1,351,000 for the three months ended March 31, 2015, representing gross margins of approximately (239.0)% and 18.6%, respectively. The negative gross margin for the forged rolled rings and related components segment for the three months ended March 31, 2016 primarily resulted from the reduced scale of operations resulting from much lower revenues and the allocation of fixed costs, mainly consisting of depreciation, to cost of the reduced level of revenues. We are not optimistic about the market for forged rolled rings and related products, and we expect that our gross margin from forged rolled rings and related components segment will continue to be negative in the rest of 2016 if we continue to operate in this segment.

Gross profit for the petroleum and chemical equipment segment was $18,000 for the three months ended March 31, 2016 as compared to gross profit of $294,000 for the three months ended March 31, 2015, representing gross margins of approximately 13.8% and 15.9%, respectively. The decrease in our gross margin for the petroleum and chemical equipment segment for the three months ended March 31, 2016 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues. We expect that our gross margin from petroleum and chemical equipment segment will continue to be low in the rest of 2016 if we continue to operate in this segment.

Depreciation. Depreciation was $1,675,000 and $2,075,000 for the three months ended March 31, 2016 and 2015, respectively. Depreciation for the three months ended March 31, 2016 and 2015 was included in the following categories (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$1,514	$1,730
Operating expenses	161	345
Total	$1,675	$2,075

The decrease in depreciation expense for cost of revenues for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was mainly attributable to the reduction of net book value of manufacturing equipment, which was happened on December 31, 2015, as a result of writing down the carrying values of certain manufacturing equipment used in our forged rolled rings and related components segment and petroleum and chemical equipment segment to their estimated fair values. At December 31, 2015, we conducted an impairment assessment on property and equipment in our forged rolled rings and related components and petroleum and chemical equipment segments to determine the estimated fair market value of property and equipment as of December 31, 2015. Upon completion of the impairment analysis as of December 31, 2015, we determined that the carrying value exceeded the fair market value on certain equipment used in these two segments. Accordingly, we recorded impairment charges relating to the write down of the carrying values of certain manufacturing equipment used in these two segments to their estimated fair values.

Some manufacturing machinery in forged rolled rings and related products segment and in dyeing and finishing equipment segment were temporary idle during the three months ended March 31, 2015. We recorded the related depreciation in the amount of approximately $177,000 for this machinery as operating expenses rather than as cost of revenues in the three months ended March 31, 2015. Therefore, our depreciation expense, which was included in operating expenses, for the three months ended March 31, 2016 decreased as compared to the three months ended March 31, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $712,000 for the three months ended March 31, 2016, as compared to $875,000 for the three months ended March 31, 2015, a decrease of $163,000 or 18.7%. Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Professional fees	$474	$52
Payroll and related benefits	108	421
Shipping	34	253
Travel and entertainment	29	73
Other	67	76
Total	$712	$875

●	Professional fees for the three months ended March 31, 2016 increased by $422,000, or 811.5%, as compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $393,000 incurred and paid to two companies which performed consulting services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, and an increase in other miscellaneous items of approximately $29,000.

●	Payroll and related benefits for the three months ended March 31, 2016 decreased by $313,000, or 74.3%, as compared to the three months ended March 31, 2015. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $274,000 which reflected the decrease in stock-based compensation and bonus incurred and paid to our management in 2016, and a decrease in employee salaries and related benefits of approximately $39,000 due to the stricter control in general and administrative personnel. We expect that payroll and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	Shipping expense for the three months ended March 31, 2016 decreased by $219,000, or 86.6%, as compared to the three months ended March 31, 2015. The decrease for the three months ended March 31, 2016 was mainly attributable to the decrease in our revenues as compared to the three months ended March 31, 2015.

●	Travel and entertainment expense for the three months ended March 31, 2016 decreased by $44,000, or 60.3%, as compared to the three months ended March 31, 2015. The decrease in the three months ended March 31, 2016 was primarily attributable to stricter control on corporation expenditure.

●	Other selling, general and administrative expenses, which primarily consist of office supply, vehicle expense, phone expense, amortization of land use right, office maintenance, miscellaneous taxes, etc., remained roughly consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Research and development expenses. Research and development expenses were $19,000 for the three months ended March 31, 2016, as compared to $29,000 for the three months ended March 31, 2015, a decrease of $10,000, or 35.9%. Research and development expenses related to the development of new dyeing and finishing products.

(Loss) income from operations. As a result of the factors described above, for the three months ended March 31, 2016, loss from operations amounted to $(678,000), as compared to income from operations of $1,824,000 for the three months ended March 31, 2015, a change of $2,502,000, or 137.2%.

Other income (expense). Other income (expense) includes interest income, interest expense, and foreign currency transaction gain/(loss).

For the three months ended March 31, 2016, total other expense, net, amounted to $44,000 as compared to total other expense, net, of $52,000 for the three months ended March 31, 2015, a decrease of approximately $8,000 or 15.3%. The decrease in other expense, net, was primarily attributable to an increase in interest income of approximately $6,000, and a decrease in interest expense of approximately $2,000.

Income tax expense. Income tax expense was $123,000 for the three months ended March 31, 2016, as compared to $530,000 for the three months ended March 31, 2015, a decrease of $407,000, or 76.8%. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Net (loss) income. As a result of the foregoing, our net loss was $(844,000), or $(0.21) per share (basic and diluted), for the three months ended March 31, 2016, as compared with net income $1,242,000, or $0.32 per share (basic and diluted), for the three months ended March 31, 2015, a change of $2,086,000, or 167.9%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $526,000 for the three months ended March 31, 2016, as compared to $473,000 for the three months ended March 31, 2015. This non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/income.

Comprehensive (loss) income. As a result of our foreign currency translation gain, we had comprehensive loss for the three months ended March 31, 2016 of $318,000, compared to comprehensive income of $1,715,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2016 and December 31, 2015, we had cash balances of approximately $18,949,000 and $18,790,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	March 31, 2016		December 31, 2015
United States	$8	0.04%	$13	0.1%
China	18,941	99.96%	18,777	99.9%
Total cash and cash equivalents	$18,949	100.0%	$18,790	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2015 to March 31, 2016 (dollars in thousands):

			December 31, 2015 to March 31, 2016
	March 31, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$40,024	$39,473	$551	1.4%
Total current liabilities	13,462	14,542	(1,080)	(7.4)%
Working capital:	$26,562	$24,931	$1,631	6.5%

Our working capital increased by $1,631,000 to $26,562,000 at March 31, 2016 from $24,931,000 at December 31, 2015. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalents of approximately $159,000,

●	An increase in accounts receivable, net of allowance for doubtful accounts, of approximately $368,000,

●	An increase in inventories, net of reserve for obsolete inventories, of approximately $241,000,

●	An increase in prepaid expenses and other of approximately $144,000,

●	A decrease in bank acceptance notes payable of approximately $402,000,

●	A decrease in accounts payable of approximately $110,000,

●	A decrease in accrued expenses of approximately $546,000, and

●	A decrease in VAT and service taxes payable of approximately $175,000,

Offset by:

●	A decrease in restricted cash of approximately $391,000, and

●	An increase in advances from customers of approximately $265,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $130,000 for the three months ended March 31, 2016 as compared to $5,049,000 for the three months ended March 31, 2015, a decrease of $4,919,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2016 primarily reflected the add-back of non-cash items primarily consisting of depreciation of approximately $1,675,000, amortization of land use rights of approximately $23,000, and stock-based compensation and fees of approximately $428,000, and changes in operating assets and liabilities primarily consisting of an increase in advances from customers of approximately $258,000, offset by our net loss of approximately $844,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $260,000, an increase in inventories of approximately $226,000, a decrease in accounts payable of approximately $131,000, a decrease in accrued expenses of approximately $517,000, and a decrease in VAT and service taxes payable of approximately $174,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2015 primarily reflected net income of approximately $1,242,000 and the add-back of non-cash items primarily consisting of depreciation of approximately $2,075,000, amortization of land use rights of approximately $24,000, and stock-based compensation of approximately $274,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2,330,000, an increase in accounts payable of approximately $873,000, and an increase in advances from customers of approximately $323,000, offset primarily by an increase in inventories of approximately $939,000, a decrease in accrued expenses of approximately $516,000, a decrease in VAT and service taxes payable of approximately $242,000 and a decrease in income taxes payable of approximately $361,000.

For the three months ended March 31, 2016 and 2015, net cash flow used in investing activities reflects the purchase of property and equipment of approximately $9,000 and $5,000, respectively.

Net cash flow used in financing activities was approximately $87,000 and $81,000 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, we made repayments for bank loans of approximately $1,606,000, and payments for the decrease in bank acceptance notes payable of approximately $401,000, offset by proceeds from bank loans of approximately $1,529,000, and proceeds from the decrease in restricted cash of approximately $390,000. During the three months ended March 31, 2015, we made repayments for bank loans of approximately $2,282,000 and payments for the decrease in bank acceptance notes payable of approximately $81,000, offset by proceeds from bank loans of approximately $2,200,000 and proceeds from the decrease in restricted cash of $81,000.

We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months. We generally finance our operations through short term loans from our banks, which we refinance upon expiration.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$3,024	$3,024	$-	$-	$-
Bank acceptance notes payable	245	245	-	-	-
Total	$3,269	$3,269	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2016 and 2015, we had unrealized foreign currency translation gain of $525,948 and $472,980, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As reported in our Form 10-K for the year ended December 31, 2015, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and recently elected chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2015.

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during the rest of 2016 and have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2016. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended March 31, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: May 16, 2016	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and Principal Executive Officer

Date: May 16, 2016	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and Principal Accounting Officer

