Form 10-Q
period 2016-06-30
Cleantech Solutions International, Inc.,
filed 2016-08-12
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,236,486 shares of common stock are issued and outstanding as of August 12, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2016

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	1
	Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2016 and 2015	2
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	3
	Condensed Notes to Unaudited Consolidated Financial Statements.	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4.	Controls and Procedures.	33
PART II - OTHER INFORMATION
Item 5.	Other Information	35
Item 6.	Exhibits.	35

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,522,905	$18,790,370
Restricted cash	248,367	647,080
Notes receivable	69,242	132,497
Accounts receivable, net of allowance for doubtful accounts	15,064,235	15,823,859
Inventories, net of reserve for obsolete inventories	2,974,023	1,827,084
Advances to suppliers	855,671	1,038,884
Deferred tax assets	215,818	220,895
Prepaid expenses and other	864,899	992,055

Total Current Assets	39,815,160	39,472,724

PROPERTY AND EQUIPMENT, net	47,276,301	51,753,964

OTHER ASSETS:
Land use rights, net	3,259,844	3,382,071

Total Assets	$90,351,305	$94,608,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,935,244	$3,081,332
Bank acceptance notes payable	237,830	647,080
Accounts payable	3,239,562	3,489,815
Accrued liability for claimed sale contract dispute	5,434,512	5,562,365
Accrued expenses	203,941	798,714
Advances from customers	350,345	433,050
VAT and service taxes payable	35,828	269,284
Income taxes payable	115,557	259,987

Total Current Liabilities	12,552,819	14,541,627

Total Liabilities	12,552,819	14,541,627

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at June 30, 2016 and December 31, 2015)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 4,876,486 and 3,943,986 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	4,876	3,944
Additional paid-in capital	34,900,501	33,803,333
Retained earnings	35,483,501	37,007,776
Statutory reserve	3,555,468	3,555,468
Accumulated other comprehensive income - foreign currency translation adjustment	3,854,140	5,696,611

Total Stockholders' Equity	77,798,486	80,067,132

Total Liabilities and Stockholders' Equity	$90,351,305	$94,608,759

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$4,061,276	$15,190,600	$8,980,767	$30,837,065

COST OF REVENUES	3,855,145	12,497,010	8,561,756	25,071,443

GROSS PROFIT	206,131	2,693,590	419,011	5,765,622

OPERATING EXPENSES:
Depreciation	374,135	167,396	534,873	512,092
Selling, general and administrative	354,358	794,441	1,065,736	1,668,986
Research and development	66,237	28,562	84,638	57,260

Total Operating Expenses	794,730	990,399	1,685,247	2,238,338

(LOSS) INCOME FROM OPERATIONS	(588,599)	1,703,191	(1,266,236)	3,527,284

OTHER INCOME (EXPENSE):
Interest income	10,021	12,684	21,983	18,517
Interest expense	(55,462)	(56,628)	(111,176)	(113,971)
Foreign currency transaction gain (loss)	62	-	176	(11)
Other income	393	-	393	-

Total Other Expense, net	(44,986)	(43,944)	(88,624)	(95,465)

(LOSS) INCOME BEFORE INCOME TAXES	(633,585)	1,659,247	(1,354,860)	3,431,819

INCOME TAXES	46,597	432,677	169,415	962,815

NET (LOSS) INCOME	$(680,182)	$1,226,570	$(1,524,275)	$2,469,004

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(680,182)	$1,226,570	$(1,524,275)	$2,469,004

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized foreign currency translation (loss) gain	(2,368,419)	329,321	(1,842,471)	802,301

COMPREHENSIVE (LOSS) INCOME	$(3,048,601)	$1,555,891	$(3,366,746)	$3,271,305

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.15)	$0.31	$(0.36)	$0.63
Diluted	$(0.15)	$0.31	$(0.36)	$0.63

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,485,002	3,939,986	4,292,846	3,937,333
Diluted	4,485,002	3,939,986	4,292,846	3,937,333

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,524,275)	$2,469,004
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation	3,351,761	4,144,514
Amortization of land use rights	45,226	48,352
Stock-based compensation and fees	488,500	274,400
Decrease in allowance for doubtful accounts	-	(6,216)
Changes in operating assets and liabilities:
Notes receivable	61,205	29,446
Accounts receivable	402,452	1,991,705
Inventories	(1,208,582)	(286,891)
Prepaid and other current assets	180,171	10,366
Advances to suppliers	161,967	2,838
Accounts payable	(172,849)	894,079
Accrued expenses	(535,694)	(568,800)
VAT and service taxes payable	(231,023)	(266,229)
Income taxes payable	(140,742)	(476,587)
Advances from customers	(73,954)	458,219

NET CASH PROVIDED BY OPERATING ACTIVITIES	804,163	8,718,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,338)	(5,616)

NET CASH USED IN INVESTING ACTIVITIES	(9,338)	(5,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	2,218,686	2,944,641
Repayments of bank loans	(2,295,192)	(2,781,050)
Decrease in restricted cash	390,183	327,182
Decrease in bank acceptance notes payable	(400,894)	(327,182)
Proceeds from sale of common stock	483,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	395,783	163,591

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(458,073)	94,996

NET INCREASE IN CASH AND CASH EQUIVALENTS	732,535	8,971,171

CASH AND CASH EQUIVALENTS - beginning of period	18,790,370	7,835,791

CASH AND CASH EQUIVALENTS - end of period	$19,522,905	$16,806,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$111,176	$113,971
Income taxes	$118,764	$1,439,402

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$72,600	$-
Stock issued for accrued liabilities	$54,000	$-

See condensed notes to unaudited consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries, and it produces and sells a variety of heat exchangers, separators, tanks, towers, cryogenic equipment, and other products. The Company refers to this segment of its business as the petroleum and chemical equipment segment.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016. The consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but does not include all disclosures required by the U.S. GAAP.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dyeing and finishing machines, electrical equipment and related components (the “Services”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter.

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

JUNE 30, 2016

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2016 and 2015 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation. Because of the significant decline in revenues from the forged rolled rings and related components and petroleum equipment segments, the Company is evaluating on an ongoing basic, the continuation of these segments. In the event that the Company discontinues either or both of these segments, the Company may suffer an impairment expense with respect to the assets dedicated to those segments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. At June 30, 2016 and December 31, 2015, cash balances held in PRC and PRC banks of $19,520,763 and $18,777,228, respectively, are uninsured. The funds are primarily held in banks.

Fair value of financial instruments and other assets

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, deferred tax assets, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued liabilities, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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

JUNE 30, 2016

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

At June 30, 2016 and December 31, 2015, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2016		December 31, 2015
United States	$2,142	0.01%	$13,142	0.1%
China	19,520,763	99.99%	18,777,228	99.9%
Total cash and cash equivalents	$19,522,905	100.0%	$18,790,370	100.0%

Restricted cash

Restricted cash consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $248,367 and $647,080 at June 30, 2016 and December 31, 2015, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $69,242 and $132,497 at June 30, 2016 and December 31, 2015, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $3,144,612 and $3,218,592, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $1,068,196 and $1,093,326 at June 30, 2016 and December 31, 2015, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $855,671 and $1,038,884 at June 30, 2016 and December 31, 2015, respectively.

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

Advances from customers

Advances from customers at June 30, 2016 and December 31, 2015 amounted to $350,345 and $433,050, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended June 30, 2016 and 2015, amounts allocated to installation and warranty revenues were $21,113 and $20,120, respectively. For the six months ended June 30, 2016 and 2015, amounts allocated to installation and warranty revenues were $37,876 and $42,886, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

JUNE 30, 2016

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $32,002 and $377,844 for the three months ended June 30, 2016 and 2015, respectively. Shipping costs totaled $66,478 and $630,496 for the six months ended June 30, 2016 and 2015, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $43,489 and $54,926 for the three months ended June 30, 2016 and 2015, respectively. Employee benefit costs totaled $91,240 and $123,378 for the six months ended June 30, 2016 and 2015, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses. The Company did not incur any advertising expenses for the three and six months ended June 30, 2016. Advertising expenses totaled $19,103 for the three and six months ended June 30, 2015.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $66,237 and $28,562 for the three months ended June 30, 2016 and 2015, respectively. Research and development costs totaled $84,638 and $57,260 for the six months ended June 30, 2016 and 2015, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive (loss) income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2016 and 2015 was $(458,073) and $94,996, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at June 30, 2016 and December 31, 2015 were translated at 6.6434 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2016 and 2015 were 6.5354 RMB and 6.1128 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the three and six months ended June 30, 2016 and 2015. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income for basic and diluted net (loss) income per share of common stock	$(680,182)	$1,226,570	$(1,524,275)	$2,469,004
Weighted average common stock outstanding - basic and diluted	4,485,002	3,939,986	4,292,846	3,937,333
Net (loss) income per common share - basic and diluted	$(0.15)	$0.31	$(0.36)	$0.63

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015 included net (loss) income and unrealized (loss) gain from foreign currency translation adjustments.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2016 and December 31, 2015, accounts receivable consisted of the following:

	June 30, 2016	December 31, 2015
Accounts receivable	$18,208,847	$19,042,451
Less: allowance for doubtful accounts	(3,144,612)	(3,218,592)
	$15,064,235	$15,823,859

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 3 – INVENTORIES

At June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$1,293,112	$690,824
Work-in-process	1,030,398	1,593,815
Finished goods	1,718,709	635,771
	4,042,219	2,920,410
Less: reserve for obsolete inventories	(1,068,196)	(1,093,326)
	$2,974,023	$1,827,084

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions.

NOTE 4 – PREPAID EXPENSES AND OTHER

At June 30, 2016 and December 31, 2015, prepaid expenses and other consisted of the following:

	June 30, 2016	December 31, 2015
Prepaid income taxes	$579,135	$785,471
Prepaid stock-based professional fees	72,600	-
Prepaid valued added tax on purchase	87,733	89,353
Other	125,431	117,231
	$864,899	$992,055

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	Useful life	June 30, 2016	December 31, 2015
Manufacturing equipment	5 - 10 years	$64,864,789	$66,381,394
Building and building improvements	5 - 20 years	24,101,262	24,668,268
Vehicles	5 years	190,080	194,552
Office equipment and furniture	5 years	161,601	165,403
		89,317,732	91,409,617
Less: accumulated depreciation		(42,041,431)	(39,655,653)
		$47,276,301	$51,753,964

For the three months ended June 30, 2016 and 2015, depreciation expense amounted to $1,677,033 and $2,070,007, respectively, of which $1,302,898 and $1,902,611, respectively, was included in cost of revenues, and the remainder was included in operating expenses. For the six months ended June 30, 2016 and 2015, depreciation expense amounted to $3,351,761 and $4,144,514, respectively, of which $2,816,888 and $3,632,422, respectively, was included in cost of revenues, and the remainder was included in operating expenses

NOTE 6 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended June 30, 2016 and 2015, amortization of land use rights amounted to $22,627 and $24,266, respectively. For the six months ended June 30, 2016 and 2015, amortization of land use rights amounted to $45,226 and $48,352, respectively. At June 30, 2016 and December 31, 2015, land use rights consisted of the following:

	Useful life	June 30, 2016	December 31, 2015
Land use rights	45 - 50 years	$4,064,304	$4,159,920
Less: accumulated amortization		(804,460)	(777,849)
		$3,259,844	$3,382,071

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 6 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:	Amount
2017	$88,981
2018	88,981
2019	88,981
2020	88,981
2021	88,981
Thereafter	2,814,939
$3,259,844

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At June 30, 2016 and December 31, 2015, short-term bank loans consisted of the following:

	June 30, 2016	December 31, 2015
Loan from Agricultural and Commercial Bank, due on June 16, 2016 with annual interest rate of 7.038% at December 31, 2015, secured by certain assets of the Company and repaid in May 2016	$-	$693,300
Loan form Agricultural and Commercial Bank, due on May 26, 2017 with annual interest rate of 7.038% at June 30, 2016, secured by certain assets of the Company	677,364	-
Loan from Jiangsu Huishan Mintai Village Town Bank, due on March 1, 2016 with annual interest rate of 10.56% at December 31, 2015, secured by certain assets of the Company and repaid in February 2016	-	770,333
Loan from Jiangsu Huishan Mintai Village Town Bank, due on November 1, 2016 with annual interest rate of 10.56% at June 30, 2016, secured by certain assets of the Company	752,627	-
Loan from Bank of Communications, due on September 3, 2016 with annual interest rate of 5.62% at June 30, 2016 and December 31, 2015	752,627	770,333
Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	385,166
Loan from Bank of China, due on December 26, 2016 with annual interest rate of 5.97% at June 30, 2016, secured by certain assets of the Company	752,626	-
Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	462,200
Total short-term bank loans	$2,935,244	$3,081,332

Interest related to the short-term bank loans, which was $55,462 and $56,628 for the three months ended June 30, 2016 and 2015, respectively, and $111,176 and $113,971 for the six months ended June 30, 2016 and 2015, respectively, is included in interest expense on the accompanying consolidated statements of operations and comprehensive (loss) income.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 8 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At June 30, 2016 and December 31, 2015, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2016	December 31, 2015
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 9, 2016, collateralized by 100% of restricted cash deposited	$-	$308,133
Bank of China, non-interest bearing, due and paid on January 16, 2016, collateralized by 100% of restricted cash deposited	-	107,847
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on March 21, 2016, collateralized by 100% of restricted cash deposited	-	77,033
Bank of China, non-interest bearing, due and paid on March 23, 2016, collateralized by 100% of restricted cash deposited	-	77,033
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on June 29, 2016, collateralized by 100% of restricted cash deposited	-	77,034
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on August 29, 2016, collateralized by 100% of restricted cash deposited	75,263	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on September 25, 2016, collateralized by 100% of restricted cash deposited	30,105	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on October 13, 2016, collateralized by 100% of restricted cash deposited	30,105	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on December 28, 2016, collateralized by 100% of restricted cash deposited	45,158	-
Agricultural and Commercial Bank, non-interest bearing, due on September 10, 2016, collateralized by restricted cash deposited of $67,736	57,199	-
Total	$237,830	$647,080

NOTE 9 – ACCRUED LIABILITIES

At June 30, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Accrued liability for claimed sale contract dispute (1)	$5,434,512	$5,562,365
Accrued salaries and related benefits	85,956	465,514
Accrued professional fees	32,336	171,433
Other payables	85,649	161,767
	$5,638,453	$6,361,079

(1)	In December 2015, the Company received a notice of contract termination in writing from its largest customer, which was a customer in the petroleum and chemical equipment segment, alleging breach of contract for late delivery of product and for delivery of product with quality defects. Pursuant to the sales contract, the customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of 36,103,640 RMB ($5,434,512 and $5,562,365 at June 30, 2016 and December 31, 2015, respectively).

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock issued for services

On March 1, 2016, the Board of Directors approved and authorized the Company to issue 160,000 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 75,000 shares to its former chief financial officer. The shares were valued at $209,600, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company reduced accrued liabilities of $54,000 and recorded stock-based compensation and fees of $91,150 for the six months ended June 30, 2016 and recorded prepaid expenses of $64,450 which will be amortized over the balance of the corresponding service periods.

On March 1, 2016, the Board of Directors approved and authorized the Company to issue a total of 300,000 shares of common stock to two companies which performed services relating to preparing and implementing a new business plan for the Company with the objective of improving the Company’s long-term growth. Of these shares, 100,000 shares were issued pursuant to an agreement with one consultant and 200,000 shares were issued pursuant to an agreement with a second consultant. The agreements provide for the issuance of an additional 100,000 shares to one consultant and 200,000 to the second consultant if the agreement is in effect in July 2016. The shares were valued at fair market value using the reported closing share price on the date of grant, and the Company recorded stock-based compensation of $393,000 in the six months ended June 30, 2016.

On June 30, 2016, the Board of Directors approved and authorized the Company to issue 12,500 shares of common stock pursuant to its amended 2010 long-term incentive plan to a consultant. The shares were valued at $12,500, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation and fees of $4,350 for the six months ended June 30, 2016 and recorded prepaid expenses of $8,150 which will be amortized over the rest of service periods.

The Company recorded stock-based compensation and fess of $60,250 for the three months ended June 30, 2016.

Common stock sold for cash

On June 6, 2016, the Company sold 230,000 shares of common stock at a purchase price of $1.00 per share to one investor pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received net proceeds of $230,000.

On June 24, 2016, the Company sold 230,000 shares of common stock at a purchase price of $1.10 per share to one investor pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received net proceeds of $253,000.

NOTE 11– STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2015, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries; accordingly, no additional statutory reserve is required for the three and six months ended June 30, 2016. As of June 30, 2016, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy. During the three and six months ended June 30, 2016, the Company did not make any appropriations to statutory reserve for Fulland Wind Energy as it incurred recurring net loss.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 12 – SEGMENT INFORMATION

For the three and six months ended June 30, 2016 and 2015, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Because of the significant decline in revenues from the forged rolled rings and related components and petroleum equipment segments, the Company is evaluating, on an ongoing basic, the continuation of these two segments. In the event that the Company discontinues either or both of these segments, the Company may suffer an impairment expense with respect to the assets dedicated to those segments. Information with respect to these reportable business segments for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Dyeing and finishing equipment	$3,917,882	$8,612,954	$8,444,582	$15,136,306
Forged rolled rings and related components	143,394	2,999,002	405,449	10,272,614
Petroleum and chemical equipment	-	3,578,644	130,736	5,428,145
	4,061,276	15,190,600	8,980,767	30,837,065
Depreciation
Dyeing and finishing equipment	1,013,625	859,913	1,968,904	1,721,997
Forged rolled rings and related components	663,408	703,626	1,325,963	1,402,067
Petroleum and chemical equipment	-	506,468	56,894	1,020,450
	1,677,033	2,070,007	3,351,761	4,144,514
Interest expense
Dyeing and finishing equipment	32,344	36,255	64,954	71,913
Forged rolled rings and related components	12,123	6,901	24,365	15,005
Petroleum and chemical equipment	10,995	13,472	21,857	27,053
	55,462	56,628	111,176	113,971
Net income (loss)
Dyeing and finishing equipment	139,789	1,161,616	508,244	1,909,832
Forged rolled rings and related components	(682,773)	(25,075)	(1,380,851)	588,588
Petroleum and chemical equipment	(66,532)	159,435	(108,968)	385,864
Other (a)	(70,666)	(69,406)	(542,700)	(415,280)
	$(680,182)	$1,226,570	$(1,524,275)	$2,469,004

Identifiable long-lived tangible assets at June 30, 2016 and December 31, 2015 by segment	June 30, 2016	December 31, 2015
Dyeing and finishing equipment	$23,614,343	$25,782,801
Forged rolled rings and related components	12,854,879	14,212,045
Petroleum and chemical equipment	10,807,079	11,759,118
	$47,276,301	$51,753,964

Identifiable long-lived tangible assets at June 30, 2016 and December 31, 2015 by geographical location	June 30, 2016	December 31, 2015
China	$47,276,301	$51,753,964
United States	-	-
	$47,276,301	$51,753,964

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 13 – CONCENTRATION

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2016	2015	2016	2015
A	16%	*	*	*
B	14%	*	*	*
C	11%	*	*	*
D	10%	*	*	*
E	*	*	11%	*
F	*	*	10%	*
G	*	21%	*	10%

*	Less than 10%.

No customer accounted for 10% of the Company’s total outstanding accounts receivable at June 30, 2016 and December 31, 2015. At December 31, 2015, the Company had a dispute with its largest customer and the accounts receivable from its largest customer was fully reserved.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Supplier	2016	2015	2016	2015
A	12%	27%	18%	24%
B	11%	*	13%	*
C	*	*	*	12%

*	Less than 10%.

The two largest suppliers accounted for 9.8% of the Company’s total outstanding accounts payable at June 30, 2016. Three largest suppliers accounted for 13.6% of the Company’s total outstanding accounts payable at December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiaries located in the PRC. Accordingly, the Company’s restricted net assets at June 30, 2016 and December 31, 2015 were approximately $76,803,000 and $79,627,000, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On June 13, 2016, the Company entered into an agreement to purchase patent technology use right for a ten-year term from Chengdu Textile College (“Chengdu College”). According to the agreement, the Company has the obligation to make a one-time payment of RMB 16.0 million (approximately $2.4 million) to Chengdu Textile College for this ten-year term exclusive patent use right. The patent covers ozone-ultrasonic textile dyeing equipment is valid for ten years from the issuance date of April 20, 2016.  The ten-year term of the right is contemporaneous with the life of the patent.  Chengdu College has the obligation to maintain the patent rights and to provide us with the information and material to enable us to use the patent rights.

NOTE 16 – SUBSEQUENT EVENTS

On July 1, 2016, the Company issued 100,000 shares of its common stock to a company pursuant to an agreement with a consultant as described in Note 10. The shares were valued at fair market value using the reported closing share price on the date of issuance, and the Company recorded prepaid expense of $97,980 which will be amortized over the related service period. A consulting agreement with a second consultant which is described in Note 10 was terminated, and no additional shares of common stock were issued or are issuable pursuant to the consulting agreement with the second consultant.

On July 18, 2016, the Company sold 260,000 shares of its common stock at a purchase price of $1.04 per share to one investor pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received net proceeds received of $270,400 from the sale.

On August 5, 2016, the Company made the RMB 16.0 million payment due to Chengdu College pursuant to the patent use right purchase agreement described in Note 15.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically we were engaged in two business segments – the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines, and the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components. As a result of a significant decline in revenues in the forged rolled rings and related components segment, revenue from the dyeing and finishing segment represented 96.5% of our revenue in the three months ended June 30, 2016 and 94.0% of our revenue in the six months ended June 30, 2016.

In 2015, we entered a third segment, the petroleum and chemical equipment segment, in which we manufacture and sell equipment, such as reaction kettle, heat exchangers, separators, tanks, towers and other components, to the petroleum and chemical industries. Sales in this segment commenced in the first quarter of 2015. However, we had no revenue from this segment in the second quarter of 2016 and nominal revenue from this segment in the six months ended June 30, 2016, and in 2015, because of claims made by our largest customer, which was a customer for this segment, we incurred significant impairment charges in the fourth quarter of 2015.

The following table sets forth information as to revenues of our dyeing and finishing equipment, forged rolled rings and related components, and petroleum and chemical equipment segments in dollars and as a percent of revenues (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$3,918	96.5%	$8,613	56.7%
Forged rolled rings and related components	143	3.5%	2,999	19.7%
Petroleum and chemical equipment	-	-	3,579	23.6%
Total	$4,061	100.0%	$15,191	100.0%

	Six Months Ended June 30,
	2016		2015
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$8,445	94.0%	$15,136	49.1%
Forged rolled rings and related components	405	4.5%	10,273	33.3%
Petroleum and chemical equipment	131	1.5%	5,428	17.6%
Total	$8,981	100.0%	$30,837	100.0%

Recently, difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our business. In our dyeing and finishing equipment segment, we experienced softer demand for our low-emission airflow dyeing machines as many of our potential customers already upgraded to newer models and we believe that much of our remaining potential customer base does not have the ability to make significant capital expenditures at this time. Our forged rolled rings and related products segment and petroleum and chemical equipment segment in particular experienced significant reduction in sales and operated at a loss during the six months ended June 30, 2016, with no revenue from the petroleum and chemical equipment segment and nominal revenue from the forged rolled rings and related components segment in the second quarter of 2016.

The key factors that affected our revenue, gross margin and net income (loss) in our segments during the six months ended June 30, 2016, including the factors which resulted in significant declines in revenues in all of our three segments, particularly in our forged rolled rings and related components segment and petroleum and chemical equipment segment, which are described below, are likely to continue to affect our operations in the rest of 2016 and beyond. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our revenues in any segment in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date. Further, our petroleum and chemical equipment segment was impacted by the loss of our major customer in that segment following the December 2015 contract termination by our largest customer alleging breach of contract for late delivery and for delivery of product with quality defects and the related write-offs at December 31, 2015.

The Future of the Forged Rolled Rings and Petroleum and Chemical Segments

In view of the sharp decline in revenue from both the forged rolled rings and related products and the petroleum and chemical equipment segments and the lack of any revenue in the petroleum and chemical equipment segment, including the loss of our major customer, which was a customer in the petroleum and chemical segment, the negative gross margin for the forged rolled rings and related components segment, and our anticipation that sales in the forged rolled rings and related products will continue to decline from their current low levels and the absence of any orders for our petroleum and chemical equipment segment during 2016 through the date of this report, we are evaluating, on an ongoing basis, the viability of these segments, and, if we determine that it is not likely that we will be able to operate either or both of these segments profitably, we may discontinue operating in either or both of these segments and seek to sell the associated assets. We are not optimistic about the market for either our forged rolled rings and related products or our petroleum and chemical products. Unless we can show improvement in revenues from these segments, it may be necessary for us to reclassify some or all of the equipment used in these segments which cannot be effectively used for other purposes, as equipment held for sale. We cannot give any assurance that we will be able to improve our revenues from these segments in the near future, if at all, and it may be necessary for us to discontinue operating in one or both of these segments. We cannot assure you that, if we seek to sell the assets related to either or both of these segments, that we will be able to recover the current book value of those assets. In event that we discontinue operations and are unable to recover the current book value, it is likely that we will incur an impairment charge for equipment that is used in these segments but which is not otherwise usable.

Dyeing and Finishing Equipment Segment

Revenues from our dyeing and finishing equipment segment decreased $4.7 million, or 54.5%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Revenues from our dyeing and finishing equipment segment decreased $6.7 million, or 44.2%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. In the three and six months ended June 30, 2016, the dyeing and finishing equipment segment revenues accounted for 96.5% and 94.0%, respectively, of our total revenues. The decrease in revenue was primarily attributable to the challenging economic conditions and limited availability of credit in China. In addition, our business was also affected by government actions requiring textile manufacturers in Zhejiang province to temporarily cease operations in order to improve air quality ahead of the G20 Summit which is scheduled for Hangzhou this September. Further, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as many companies in the dyeing industry had already replaced older dyeing equipment with new equipment, and orders for new low-emission airflow dyeing machines slowed down in 2016.

Currently, we focus on reinvigorating our dyeing equipment business and investing in research and development to improve our competitive position. On June 13, 2016, we entered into an agreement to purchase patent technology use right from a third party, and we purchased the technology use right in August 2016. The patent covers ozone-ultrasonic textile dyeing equipment. We believe this new patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeast Asia. We expect our revenue from dyeing and finishing equipment segment will remain in its current quarterly level in the near future.

Forged Rolled Rings and Related Components Segment

Through our forged rolled rings and related components division, we produce precision forged rolled rings and other forged components to the wind power and other industries. Our forged rolled rings and other related components are sold to manufacturers of industrial equipment. Forged rolled rings and other forged components for the wind industry are used in wind turbines, which are used to generate wind power.

Revenues from our forged rolled rings and related components segment decreased $2.9 million, or 95.2%, to $143,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Revenues from our forged rolled rings and related components segment decreased $9.9 million, or 96.1%, to $405,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The significant decrease was mainly attributable to the reduced demand for construction of wind power facilities, which was our principal customer base during the first half of 2016, due to the effects of lower oil and gas prices. We expect that our revenues from forged rolled rings and related components will continue to decrease in the near future. Although we are optimistic about the long-term future of the wind power industry in China, the continued difficulties in generating revenue from this segment in the near term may make it more difficult, if not impossible, for us to continue to operate in this segment without a significant improvement in revenue, which we do not anticipate in the near future.

Petroleum and Chemical Equipment Segment

Through our petroleum and chemical equipment division, we produce and sell equipment such as coal chemical equipment, formaldehyde plant and downstream products, reaction kettle, heat exchangers, separators, tanks, towers to petroleum and chemical industries. We started to sell our petroleum and chemical equipment in February 2015. No revenue was generated from our petroleum and chemical equipment segment during the second quarter of 2016, as compared with $3.6 million for the three months ended June 30, 2015, and, as of the date of this report, we had no orders or pending orders for products from this segment, with the result that we do not anticipate significant, if any, revenue for the balance of 2016. Revenues from our petroleum and chemical equipment segment decreased $5.3 million, or 97.6%, to $131,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The market for petroleum products is mainly dominated by three major Chinese petroleum companies, and their capital expenditure and purchasing policy have a significant effect both upon our ability to generate revenue from this segment and the gross margins which we can generate. Furthermore, because we sell our petroleum and chemical equipment products to a very small number of customers, the change in the purchasing policies of one or two customers could have a significant effect on our revenues from this segment. In December 2015, we received a notice of contract termination in writing from our largest customer, which was a customer in this segment, alleging breach of contract for late delivery of product and for delivery of product with quality defects. We did not receive any purchase order and did not generate any revenue from this customer in the first half of 2016 and do not expect any further revenues from this customer. Therefore, our revenues from petroleum and chemical equipment segment significantly decreased in the first half of 2016. We don’t anticipate any revenue from petroleum and chemical equipment segment in the near future, and we may not be able to continue in this segment.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 23% and 31% of our purchases of inventories for the three and six months ended June 30, 2016, respectively. One major supplier provided approximately 27% of our purchases of inventories for the three months ended June 30, 2015. The supplier and one other major supplier provided approximately 36% of our purchases of inventories for the six months ended June 30, 2015. No other supplier accounted for 10% or more of our purchases during the three and six months ended June 30, 2016 and 2015. Most of our inventory at June 30, 2016 related to our dyeing and finishing segment.

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

The Huayang Companies are considered VIEs, and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Huayang Companies pursuant to which we shall receive 100% of the Huayang Companies’ net income/loss. In accordance with these agreements, the Huayang Companies shall pay consulting fees equal to 100% of its net income/loss to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service the Huayang Companies.

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

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of operations in the year of disposition.

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

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and six months ended June 30, 2016 and 2015, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the three months ended June 30, 2016 and 2015 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Dollars	Percentage	Dollars	Percentage
Revenues	$4,061	100.0%	$15,191	100.0%
Cost of revenues	3,855	94.9%	12,497	82.3%
Gross profit	206	5.1%	2,694	17.7%
Operating expenses	795	19.6%	991	6.5%
(Loss) income from operations	(589)	(14.5)%	1,703	11.2%
Other expense, net	(45)	(1.1)%	(44)	(0.3)%
(Loss) income before provision for income taxes	(634)	(15.6)%	1,659	10.9%
Provision for income taxes	47	1.1%	432	2.8%
Net (loss) income	(681)	(16.7)%	1,227	8.1%
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,368)	(58.4)%	329	2.2%
Comprehensive (loss) income	$(3,049)	(75.1)%	$1,556	10.3%

The following table sets forth the results of our operations for the six months ended June 30, 2016 and 2015 indicated as a percentage of revenues (dollars in thousands):

	Six Months Ended June 30,
	2016		2015
	Dollars	Percentage	Dollars	Percentage
Revenues	$8,981	100.0%	$30,837	100.0%
Cost of revenues	8,562	95.3%	25,072	81.3%
Gross profit	419	4.7%	5,765	18.7%
Operating expenses	1,685	18.8%	2,238	7.3%
(Loss) income from operations	(1,266)	(14.1)%	3,527	11.4%
Other expense, net	(89)	(1.0)%	(95)	(0.3)%
(Loss) income before provision for income taxes	(1,355)	(15.1)%	3,432	11.1%
Provision for income taxes	169	1.9%	963	3.1%
Net (loss) income	(1,524)	(17.0)%	2,469	8.0%
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,843)	(20.5)%	802	2.6%
Comprehensive (loss) income	$(3,367)	(37.5)%	$3,271	10.6%

The following table sets forth information as to the revenues, gross profit (loss) and gross margin for our three business segments for the three months ended June 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Revenues	Cost of revenues	Gross profit (loss)	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Dyeing and finishing Equipment $	$3,918	$3,328	$590	15.1%	$8,613	$6,604	$2,009	23.3%
Forged rolled rings and related components	143	528	(385)	(269.2)%	2,999	2,843	156	5.2%
Petroleum and chemical equipment	-	-	-	-	3,579	3,050	529	14.8%
Total	$4,061	$3,856	$205	5.1%	$15,191	$12,497	$2,694	17.7%

The following table sets forth information as to the revenues, gross profit (loss) and gross margin for our three business segments for the six months ended June 30, 2016 and 2015 (dollars in thousands).

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Revenues	Cost of revenues	Gross profit (loss)	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Dyeing and finishing Equipment $	8,445	$7,033	$1,412	16.7%	$15,136	$11,700	$3,436	22.7%
Forged rolled rings and related components	405	1,416	(1,011)	(249.4)%	10,273	8,766	1,507	14.7%
Petroleum and chemical equipment	131	113	18	13.8%	5,428	4,605	823	15.2%
Total	$8,981	$8,562	$419	4.7%	$30,837	$25,071	$5,766	18.7%

Revenues. For the three months ended June 30, 2016, we had revenues of $4,061,000, as compared to revenues of $15,191,000 for the three months ended June 30, 2015, a decrease of $11,130,000 or 73.3%. The decrease in revenues for the three months ended June 30, 2016 was attributable to decreases in revenue from all of our three operating segments. The change in revenues is summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Decrease	Percentage Change
Dyeing and finishing equipment	$3,918	$8,613	$(4,695)	(54.5)%
Forged rolled rings and related components	143	2,999	(2,856)	(95.2)%
Petroleum and chemical equipment	-	3,579	(3,579)	(100.0)%
Total revenues	$4,061	$15,191	$(11,130)	(73.3)%

For the six months ended June 30, 2016, we had revenues of $8,981,000, as compared to revenues of $30,837,000 for the six months ended June 30, 2015, a decrease of $21,856,000 or 70.9%. The decrease in revenues for the six months ended June 30, 2016 was attributable to decreases in revenue from all of our three operating segments. The change in revenues is summarized as follows (dollars in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Decrease	Percentage Change
Dyeing and finishing equipment	$8,445	$15,136	$(6,691)	(44.2)%
Forged rolled rings and related components	405	10,273	(9,868)	(96.1)%
Petroleum and chemical equipment	131	5,428	(5,297)	(97.6)%
Total revenues	$8,981	$30,837	$(21,856)	(70.9)%

Dyeing and finishing equipment segment

For the three months ended June 30, 2016, revenues from the sale of dyeing and finishing equipment decreased by approximately $4.7 million, or 54.5%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, revenues from the sale of dyeing and finishing equipment decreased by approximately $6.7 million, or 44.2%, as compared to the six months ended June 30, 2015. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2016 because the remaining potential customer base included more companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. In addition, our business was also affected by government actions requiring textile manufacturers in Zhejiang province to temporarily cease operations in order to improve air quality ahead of the G20 Summit which is scheduled for Hangzhou this September. Accordingly, our revenues from dyeing and finishing equipment segment decreased in the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015 and in the second quarter of 2016 as compared with the first quarter of 2016. We expect that our revenues from dyeing and finishing equipment segment will remain in its current quarterly level in the near future.

Forged rolled rings and related components segment

For the three months ended June 30, 2016, revenue from the sale of forged rolled rings and related components decreased by approximately $2.9 million, or 95.2%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, revenue from the sale of forged rolled rings and related components decreased by approximately $9.9 million, or 96.1%, as compared to the six months ended June 30, 2015. The continuous decline in the prices of oil and coal and the decreased availabilities of credit, significantly affected the requirements by our customers and potential customers for our forged rolled rings and related components. We believe that there is a degree of market saturation for our products in this segment and we expect that our revenues from customers of forged rolled rings and related components will continue to decrease in the near future and we may not be able to continue to operate in this segment.

Petroleum and chemical equipment segment

We sought to expand our business to oil and natural gas industries since 2013. We received the certifications needed to serve these markets in mid-2013. However, we did not generate revenues or incur manufacturing costs from the petroleum and chemical segment until the first quarter of 2015. We did not generate any revenue from petroleum and chemical equipment segment in the second quarter of 2016. We had no revenue from the sale of petroleum and chemical equipment in the three months ended June 30, 3016, as compared with approximately $3.6 million, for the three months ended June 30, 2015. For the six months ended June 30, 2016, revenue from the sale of petroleum and chemical equipment decreased by approximately $5.3 million, or 97.6%, to $131,000 as compared to the six months ended June 30, 2015. Our revenue in this segment is highly dependent upon sales to a very small number of Chinese petrochemical companies, whose purchasing policies affect both our revenue and gross margin for this segment. In December 2015, we received a notice of contract termination in writing from this segment’s largest customer alleging breach of contract for late delivery of product and for delivery of product with quality defects. Accordingly, we did not generate any revenues from this customer in the first half of 2016 and do not expect any further revenues from this customer in the rest of 2016 and beyond. We do not anticipate any revenue from our petroleum and chemical equipment segment in the near future and we may not be able to continue in this segment.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended June 30, 2016, cost of revenues was approximately $3.9 million, as compared with approximately $12.5 million for the three months ended June 30, 2015, a decrease of approximately $8.6 million, or 69.2%. Cost of revenues for the dyeing and finishing equipment segment was approximately $3.3 million for the three months ended June 30, 2016, as compared with $6.6 million for the three months ended June 30, 2015. Cost of revenues related to the manufacture of forged rolled rings and related components segment was approximately $528,000 for the three months ended June 30, 2016 as compared with $2.8 million for the three months ended June 30, 2015. Cost of revenues for the petroleum and chemical equipment segment was $0 for the three months ended June 30, 2016 as compared with approximately $3.1 million for the three months ended June 30, 2015.

For the six months ended June 30, 2016, cost of revenues was approximately $8.6 million as compared with approximately $25.1 million for the six months ended June 30, 2015, a decrease of approximately $16.6 million, or 65.9%. Cost of revenues for the dyeing and finishing equipment segment was approximately $7.0 million for the six months ended June 30, 2016, as compared with $11.7 million for the six months ended June 30, 2015. Cost of revenues related to the manufacture of forged rolled rings and related components segment was approximately $1.4 million for the six months ended June 30, 2016 as compared with approximately $8.8 million for the six months ended June 30, 2015. Cost of revenues for the petroleum and chemical equipment segment was $113,000 for the six months ended June 30, 2016 as compared with approximately $4.6 million for the six months ended June 30, 2015.

Gross (loss) profit and gross margin. Our gross profit was approximately $206,000 for the three months ended June 30, 2016 as compared with approximately $2.7 million for the three months ended June 30, 2015, representing gross margins of 5.1% and 17.7%, respectively. Our gross profit was approximately $419,000 for the six months ended June 30, 2016 as compared with approximately $5.8 million for the six months ended June 30, 2015, representing gross margins of 4.7% and 18.7%, respectively.

Gross profit for the dyeing and finishing equipment segment was approximately $590,000 for the three months ended June 30, 2016 as compared to approximately $2.0 million for the three months ended June 30, 2015, representing gross margins of approximately 15.1% and 23.3%, respectively. Gross profit for the dyeing and finishing equipment segment was approximately $1.4 million for the six months ended June 30, 2016 as compared with approximately $3.4 million for the six months ended June 30, 2015, representing gross margins of approximately 16.7% and 22.7%, respectively. The decrease in our gross margin for the dyeing and finishing equipment segment for the three and six months ended June 30, 2016 primarily resulted from (i) the reduced scale of operations, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues; (ii) the decrease in unit sale price in order to compete to other airflow dyeing machinery providers; (iii) the slight increase in raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will continue to be low in the remainder of 2016.

We incurred a negative gross profit from forged rolled rings and related components segment of approximately $385,000 for the three months ended June 30, 2016 as compared to gross profit of approximately $156,000 for the three months ended June 30, 2015. We had a negative gross margin for the three months ended June 30, 2016 as compared with a gross margin of 5.2% for the comparable period of 2015. We incurred a negative gross profit from forged rolled rings and related components segment of approximately $1.0 million for the six months ended June 30, 2016 as compared to gross profit of approximately $1.5 million for the six months ended June 30, 2015. We had a negative gross margin for the six months ended June 30, 2016 as compared with a gross margin of 14.7% for the comparable period of 2015. The negative gross margin for the forged rolled rings and related components segment for the three and six months ended June 30, 2016 primarily resulted from the reduced scale of operations resulting from much lower revenues and the allocation of fixed costs, mainly consisting of depreciation, to cost of the reduced level of revenues. We are not optimistic about the market for forged rolled rings and related products, and we expect that our gross margin from forged rolled rings and related components segment will continue to be negative in the rest of 2016 if we continue to operate in this segment.

Gross profit for the petroleum and chemical equipment segment was $18,000 for the six months ended June 30, 2016 as compared to gross profit of $823,000 for the six months ended June 30, 2015, representing gross margins of approximately 13.8% and 15.2%, respectively. The decrease in our gross margin for the petroleum and chemical equipment segment for the first half of 2016 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues. We expect that our gross margin from petroleum and chemical equipment segment will continue to be low in the rest of 2016 if we continue to operate in this segment.

Depreciation. Depreciation was approximately $1.7 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation was approximately $3.4 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. Depreciation for the three and six months ended June 30, 2016 and 2015 was included in the following categories (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$1,303	$1,902	$2,817	$3,632
Operating expenses	374	167	535	512
Total	$1,677	$2,069	$3,352	$4,144

The decrease in depreciation expense for cost of revenues for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was mainly attributable to the reduction of net book value of manufacturing equipment as of December 31, 2015, as a result of writing down the carrying values of certain manufacturing equipment used in our forged rolled rings and related components segment and petroleum and chemical equipment segment to their estimated fair values. At December 31, 2015, we conducted an impairment assessment on property and equipment in our forged rolled rings and related components and petroleum and chemical equipment segments to determine the estimated fair market value of property and equipment as of December 31, 2015. Upon completion of the impairment analysis as of December 31, 2015, we determined that the carrying value exceeded the fair market value on certain equipment used in these two segments. Accordingly, we recorded impairment charges relating to the write down of the carrying values of certain manufacturing equipment used in these two segments to their estimated fair values.

There were no events or changes in circumstances that indicate that the carrying amount of the long-lived assets in our forged rolled rings and related components and petroleum and chemical equipment segments at June 30, 2016 may not be fully recoverable. Therefore, we did not recognize any impairment loss during the six months ended June 30, 2016.

Some manufacturing machinery in forged rolled rings and related products segment were temporary idle in the second quarter of 2016. We recorded the related depreciation in the amount of approximately $126,000 for this machinery as operating expenses rather than as cost of revenues in the second quarter of 2016. Therefore, our depreciation expense, which was included in operating expenses, for the second of 2016 increased as compared to the second of 2015. Depreciation expense, which was included in operating expenses, remained roughly consistent for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $354,000 for the three months ended June 30, 2016, as compared to $794,000 for the three months ended June 30, 2015, a decrease of $440,000 or 55.4%. Selling, general and administrative expenses totaled $1,066,000 for the six months ended June 30, 2016, as compared to approximately $1.7 million for the six months ended June 30, 2015, a decrease of $603,000 or 36.1%. Selling, general and administrative expenses for the three and six months ended June 30, 2016 and 2015 consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Payroll and related benefits	$115	$145	$223	$566
Professional fees	80	58	554	110
Travel and entertainment	41	91	70	164
Shipping	32	377	66	630
Other	86	123	153	199
Total	$354	$794	$1,066	$1,669

●	Payroll and related benefits for the three months ended June 30, 2016 decreased by $30,000, or 20.7%, as compared to the three months ended June 30, 2015. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $16,000 which reflected the decrease in stock-based compensation and bonus incurred and paid to our management in the second quarter of 2016, and a decrease in employee salaries and related benefits of approximately $14,000 due to the stricter control in general and administrative personnel. Payroll and related benefits for the six months ended June 30, 2016 decreased by $343,000, or 60.6%, as compared to the six months ended June 30, 2015. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $303,000 which reflected the decrease in stock-based compensation and bonus incurred and paid to our management in the first half of 2016, and a decrease in employee salaries and related benefits of approximately $40,000 due to the stricter control in general and administrative personnel. We expect that payroll and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	Professional fees for the three months ended June 30, 2016 increased by $22,000, or 37.9%, as compared to the three months ended June 30, 2015. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $21,000 incurred and paid to our consultant, and an increase in other miscellaneous items of approximately $1,000. Professional fees for the six months ended June 30, 2016 increased by $444,000, or 403.6%, as compared to the six months ended June 30, 2015. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $393,000 incurred and paid to two companies which performed consulting services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, an increase in stock-based consulting fees of approximately $43,000 incurred and paid to our consultant, and an increase in other miscellaneous items of approximately $8,000.

●	Travel and entertainment expense for the three months ended June 30, 2016 decreased by $50,000, or 54.9%, as compared to the three months ended June 30, 2015. Travel and entertainment expense for the six months ended June 30, 2016 decreased by $94,000, or 57.3%, as compared to the six months ended June 30, 2015. The decrease in the three and six months ended June 30, 2016 was primarily attributable to the decrease in travel and entertainment activities due to stricter control on corporation expenditure.

●	Shipping expense for the three months ended June 30, 2016 decreased by $345,000, or 91.5%, as compared to the three months ended June 30, 2015. Shipping expense for the six months ended June 30, 2016 decreased by $564,000, or 89.5%, as compared to the six months ended June 30, 2015. The decrease for the three and six months ended June 30, 2016 was mainly attributable to the decrease in our revenues as compared to the comparable periods in 2015.

●	Other selling, general and administrative expenses, which primarily consist of office supply, vehicle expense, phone expense, amortization of land use right, office maintenance, miscellaneous taxes, etc. Other selling, general and administrative expenses for the three months ended June 30, 2016 decreased by $37,000, or 30.1%, as compared to the three months ended June 30, 2015. Other selling, general and administrative expenses for the six months ended June 30, 2016 decreased by $46,000, or 23.1%, as compared to the six months ended June 30, 2015. The decrease in the three and six months ended June 30, 2016 was mainly due to stricter control on corporation expending.

Research and development expenses. Research and development expenses were $66,000 for the three months ended June 30, 2016, as compared to $29,000 for the three months ended June 30, 2015, an increase of $37,000, or 131.9%. Research and development expenses were $85,000 for the six months ended June 30, 2016, as compared to $57,000 for the six months ended June 30, 2015, an increase of $28,000, or 47.8%. The increase in 2016 periods was primarily attributable to the increase in research and development activities as compared to the comparable periods in 2015. Research and development expenses related to the development of new dyeing and finishing products.

(Loss) income from operations. As a result of the factors described above, for the three months ended June 30, 2016, loss from operations amounted to $(589,000), as compared to income from operations of $1,703,000 for the three months ended June 30, 2015, a change of $2,292,000, or 134.6%. For the six months ended June 30, 2016, loss from operations amounted to $(1,266,000), as compared to income from operations of $3,527,000 for the six months ended June 30, 2015, a change of $4,793,000, or 135.9%.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain/(loss), and other income.

For the three months ended June 30, 2016, total other expense, net, amounted to $45,000 as compared to total other expense, net, of $44,000 for the three months ended June 30, 2015, an increase of approximately $1,000 or 2.4%. The increase in other expense, net, was primarily attributable to a decrease in interest income of approximately $3,000, offset by a decrease in interest expense of approximately $1,000.

For the six months ended June 30, 2016, total other expense, net, amounted to $88,000 as compared to total other expense, net, of $95,000 for the six months ended June 30, 2015, a decrease of approximately $7,000 or 7.2%. The decrease in other expense, net, was primarily attributable to an increase in interest income of approximately $3,000, and a decrease in interest expense of approximately $3,000.

Income taxes expense. Income taxes expense was $47,000 for the three months ended June 30, 2016, as compared to $433,000 for the three months ended June 30, 2015, a decrease of $386,000, or 89.2%. Income taxes expense was $169,000 for the six months ended June 30, 2016, as compared to $963,000 for the six months ended June 30, 2015, a decrease of $794,000, or 82.4%. The decrease in income taxes expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three and six months ended June 30, 2016 as compared to the comparable periods in 2015.

Net (loss) income. As a result of the foregoing, our net loss was $680,000, or $(0.15) per share (basic and diluted), for the three months ended June 30, 2016, as compared with net income $1,227,000, or $0.31 per share (basic and diluted), for the three months ended June 30, 2015, a change of $1,907,000, or 155.5%. Our net loss was $(1,524,000), or $(0.36) per share (basic and diluted), for the six months ended June 30, 2016, as compared with net income $2,469,000, or $0.63 per share (basic and diluted), for the six months ended June 30, 2015, a change of $3,993,000, or 161.7%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of approximately $2.4 million for the three months ended June 30, 2016, as compared with foreign currency translation gain of $329,000 for the three months ended June 30, 2015. We reported a foreign currency translation loss of approximately $1.8 million for the six months ended June 30, 2016, as compared to foreign currency translation gain of $802,000 for the six months ended June 30, 2015. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss and decreasing/increasing our reported comprehensive income.

Comprehensive (loss) income. As a result of our foreign currency translation loss/gain, we had comprehensive loss for the three months ended June 30, 2016 of approximately $3.0 million, compared with comprehensive income of approximately $1.6 million for the three months ended June 30, 2015. We had comprehensive loss for the six months ended June 30, 2016 of approximately $3.4 million, compared with comprehensive income of approximately $3.3 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2016 and December 31, 2015, we had cash balances of approximately approximately$19.5 million and $18.8 million, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
Country:
United States	$2	0.01%	$13	0.1%
China	19,521	99.99%	18,777	99.9%
Total cash and cash equivalents	$19,523	100.0%	$18,790	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2015 to June 30, 2016 (dollars in thousands):

			December 31, 2015 to June 30, 2016
	June 30, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$39,815	$39,473	$342	0.9%
Total current liabilities	12,553	14,542	(1,989)	(13.7)%
Working capital:	$27,262	$24,931	$2,331	9.4%

Our working capital increased by $2,331,000 to $27,262,000 at June 30, 2016 from $24,931,000 at December 31, 2015. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalents of approximately $733,000,
●	An increase in inventories, net of reserve for obsolete inventories, of approximately $1.1 million,
●	A decrease in short-term bank loans of approximately $146,000,
●	A decrease in bank acceptance notes payable of approximately $409,000,
●	A decrease in accounts payable of approximately $250,000,
●	A decrease in accrued liabilities of approximately $723,000,
●	A decrease in VAT and service taxes payable of approximately $233,000, and
●	A decrease in income taxes payable of approximately $144,000,

Offset by:

●	A decrease in restricted cash of approximately $399,000,
●	A decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $760,000,
●	A decrease in advances to suppliers of approximately $183,000, and
●	A decrease in prepaid expenses and other of approximately $127,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $804,000 for the six months ended June 30, 2016 as compared to net cash flow provided by operating activities of approximately $8.7 million for the six months ended June 30, 2015, a decrease of approximately $7.9 million.

●	Net cash flow provided by operating activities for the six months ended June 30, 2016 primarily reflected the add-back of non-cash items primarily consisting of depreciation of approximately $3.4 million, amortization of land use rights of approximately $45,000, and stock-based compensation and fees of approximately $489,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $402,000, a decrease in prepaid and other current assets of approximately $180,000, and a decrease in advances to suppliers of approximately $162,000, offset by our net loss of approximately $1.5 million, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $1.2 million, a decrease in accounts payable of approximately $173,000, a decrease in accrued expenses of approximately $536,000, a decrease in VAT and service taxes payable of approximately $231,000, and a decrease in income taxes payable of approximately $141,000.

●	Net cash flow provided by operating activities for the six months ended June 30, 2015 primarily reflected net income of approximately $2.5 million and the add-back of non-cash items primarily consisting of depreciation of approximately $4.1 million, amortization of land use rights of approximately $48,000, and stock-based compensation of approximately $274,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2.0 million, an increase in accounts payable of approximately $894,000 and an increase in advances from customers of approximately $458,000, offset by an increase in inventories of approximately $287,000, a decrease in accrued liabilities of approximately $569,000, a decrease in VAT and service taxes payable of approximately $266,000, and a decrease in income taxes payable of approximately $477,000.

For the six months ended June 30, 2016 and 2015, net cash flow used in investing activities reflects the purchase of property and equipment of approximately $9,000 and $6,000, respectively.

Net cash flow provided by financing activities was approximately $396,000 for the six months ended June 30, 2016 as compared to net cash flow provided by financing activities of approximately $164,000 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we received proceeds from bank loans of approximately $2.2 million, proceeds from the decrease in restricted cash of approximately $390,000, and proceeds from sale of common stock of approximately $483,000, offset by repayments for bank loans of approximately $2.3 million, and decrease in bank acceptance notes payable of approximately $401,000. During the six months ended June 30, 2015, we received proceeds from bank loans of approximately $2,945,000, and proceeds from the decrease in restricted cash of approximately $327,000, offset by repayments for bank loans of approximately $2,781,000, and decrease in bank acceptance notes payable of approximately $327,000.

We generally finance our operations through short term loans from our banks, which we refinance upon expiration. We believe that our cash flow from operations and bank financing will be sufficient to meet our anticipated cash requirements for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,935	$2,935	$-	$-	$-
Bank acceptance notes payable	238	238	-	-	-
Patent use right purchase obligation	2,408	2,408	-	-	-
Total	$5,581	$5,581	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three and six months ended June 30, 2016, we had unrealized foreign currency translation loss of approximately $2.4 million and $1.8 million, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the six months ended June 30, 2016. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended June 30, 2016 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the six months ended June 30, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Pursuant to an agreement dated June 13, 2016 between Wuxi Huayang Dyeing Machinery Co., Ltd., a variable interest entity whose financial statements are consolidated with the Company’s consolidated financial statements, and Chengdu Textile College, on August 5, 2016, we made the RMB 16.0 million (approximately $2,500,000) payment due to Chengdu and received a ten-year exclusive right to use the patent.  The patent covers ozone-ultrasonic textile dyeing equipment is valid for ten years from the issuance date of April 20, 2016.  The ten-year term of the right is contemporaneous with the life of the patent.  Although the agreement refers to a transfer of the patent right, the parties are effecting the transfer of rights through the grant of a right to use the patent. Chengdu College has the obligation to maintain the patent rights and to provide us with the information and material to enable us to use the patent rights.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 12, 2016	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: August 12, 2016	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer
and Principal Accounting Officer

