Form 10-Q
period 2016-09-30
Cleantech Solutions International, Inc.,
filed 2016-11-14
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,236,486 shares of common stock are issued and outstanding as of November 14, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2016

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE. Our SEC filings are available through our website at http://www.cleantechsolutionsinternational.com/sec.php.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,913,240	$18,790,370
Restricted cash	266,388	647,080
Notes receivable	115,453	132,497
Accounts receivable, net of allowance for doubtful accounts	15,716,179	15,823,859
Inventories, net of reserve for obsolete inventories	2,978,728	1,827,084
Advances to suppliers	1,028,939	1,038,884
Deferred tax assets	214,977	220,895
Prepaid expenses and other	858,043	992,055

Total Current Assets	33,091,947	39,472,724

PROPERTY AND EQUIPMENT, net	37,274,206	51,753,964

OTHER ASSETS:
Equipment held for sale	8,708,602	-
Intangible assets, net	5,584,027	3,382,071

Total Assets	$84,658,782	$94,608,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,923,810	$3,081,332
Bank acceptance notes payable	194,921	647,080
Accounts payable	3,157,039	3,489,815
Accrued liability for claimed sale contract dispute	-	5,562,365
Accrued expenses	295,121	798,714
Advances from customers	408,956	433,050
VAT and service taxes payable	109,143	269,284
Income taxes payable	77,643	259,987

Total Current Liabilities	7,166,633	14,541,627

Total Liabilities	7,166,633	14,541,627

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2016 and December 31, 2015)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 5,236,486 and 3,943,986 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	5,236	3,944
Additional paid-in capital	35,268,521	33,803,333
Retained earnings	35,123,965	37,007,776
Statutory reserve	3,555,468	3,555,468
Accumulated other comprehensive income - foreign currency translation adjustment	3,538,959	5,696,611

Total Stockholders' Equity	77,492,149	80,067,132

Total Liabilities and Stockholders' Equity	$84,658,782	$94,608,759

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$3,977,592	$12,025,433	$12,958,359	$42,862,498

COST OF REVENUES	3,470,292	10,023,347	12,032,048	35,094,790

GROSS PROFIT	507,300	2,002,086	926,311	7,767,708

OPERATING EXPENSES:
Depreciation	271,991	160,564	806,864	672,656
Selling, general and administrative	430,634	537,601	1,496,370	2,206,587
Research and development	111,840	23,935	196,478	81,195

Total Operating Expenses	814,465	722,100	2,499,712	2,960,438

(LOSS) INCOME FROM OPERATIONS	(307,165)	1,279,986	(1,573,401)	4,807,270

OTHER INCOME (EXPENSE):
Interest income	9,074	11,633	31,057	30,150
Interest expense	(54,339)	(61,131)	(165,515)	(175,102)
Foreign currency transaction (loss) gain	(1)	-	175	(11)
Other (expense) income	(2)	-	391	-

Total Other Expense, net	(45,268)	(49,498)	(133,892)	(144,963)

(LOSS) INCOME BEFORE INCOME TAXES	(352,433)	1,230,488	(1,707,293)	4,662,307

INCOME TAXES	7,103	326,357	176,518	1,289,172

NET (LOSS) INCOME	$(359,536)	$904,131	$(1,883,811)	$3,373,135

COMPREHENSIVE LOSS:
NET (LOSS) INCOME	$(359,536)	$904,131	$(1,883,811)	$3,373,135

OTHER COMPREHENSIVE LOSS:
Unrealized foreign currency translation loss	(315,181)	(4,217,933)	(2,157,652)	(3,415,632)

COMPREHENSIVE LOSS	$(674,717)	$(3,313,802)	$(4,041,463)	$(42,497)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.07)	$0.23	$(0.41)	$0.86
Diluted	$(0.07)	$0.23	$(0.41)	$0.86

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,188,443	3,943,725	4,593,558	3,939,486
Diluted	5,188,443	3,943,725	4,593,558	3,939,486

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,883,811)	$3,373,135
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation	4,458,972	6,166,899
Amortization of intangible assets	107,918	71,966
Stock-based compensation and fees	582,740	285,560
Changes in operating assets and liabilities:
Notes receivable	13,679	(142,843)
Restricted cash	(4,037)	-
Accounts receivable	(320,591)	2,546,105
Inventories	(1,217,043)	250,193
Prepaid and other current assets	186,417	21,114
Advances to suppliers	(18,133)	(85,798)
Accounts payable	(242,558)	(168,462)
Accrued expenses	(5,927,351)	(487,275)
VAT and service taxes payable	(155,022)	(323,532)
Income taxes payable	(177,782)	(574,783)
Advances from customers	(12,664)	369,986

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,609,266)	11,302,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent use rights	(2,431,892)	-
Purchase of property and equipment	(14,290)	(12,573)

NET CASH USED IN INVESTING ACTIVITIES	(2,446,182)	(12,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	2,963,868	4,545,012
Repayments of bank loans	(3,039,865)	(4,382,690)
Decrease (increase) in restricted cash	372,384	(113,625)
(Decrease) increase in bank acceptance notes payable	(440,780)	113,625
Proceeds from sale of common stock	753,400	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	609,007	162,322

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(430,689)	(615,575)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,877,130)	10,836,439

CASH AND CASH EQUIVALENTS - beginning of period	18,790,370	7,835,791

CASH AND CASH EQUIVALENTS - end of period	$11,913,240	$18,672,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$165,515	$175,102
Income taxes	$164,182	$1,863,955

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$76,340	$-
Stock issued for accrued liabilities	$54,000	$-

See notes to unaudited condensed consolidated financial statements

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

Fulland was organized by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”). On May 31, 2007, SAFE issued an official notice known as Hui Zong Fa [2007] No. 106 (“Circular 106”), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish Fulland as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Companies.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016. The consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but does not include all disclosures required by the U.S. GAAP.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

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

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2016 and 2015 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation. Because of the significant decline in revenues from the forged rolled rings and related components and petroleum equipment segments, the Company is evaluating on an ongoing basic, the continuation of these segments. In the event that the Company discontinues either or both of these segments, the Company may suffer an impairment expense with respect to the assets dedicated to those segments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. At September 30, 2016 and December 31, 2015, cash balances held in PRC and PRC banks of $11,909,903 and $18,777,228, respectively, are uninsured. The funds are primarily held in banks.

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

The following table presents information about equipment held for sale measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs	Balance at September 30,	Impairment
	(Level 1)	(Level 2)	(Level 3)	2016	Loss
Equipment held for sale	$-	$-	$8,708,602	$8,708,602	$-

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and other assets (continued)

	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,	Impairment
	(Level 1)	(Level 2)	(Level 3)	2015	Loss
Equipment held for sale	$-	$-	$-	$-	$417,171

The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment held for sale as of September 30, 2016 and December 31, 2015. Upon completion of its 2015 impairment analysis, the Company determined that the carrying value exceeded the fair market value on the equipment held for sale. Accordingly, the Company recorded an impairment loss of $0 and $417,171 at September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2016		December 31, 2015
United States	$3,337	0.03%	$13,142	0.1%
China	11,909,903	99.97%	18,777,228	99.9%
Total cash and cash equivalents	$11,913,240	100.0%	$18,790,370	100.0%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $266,388 and $647,080 at September 30, 2016 and December 31, 2015, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $115,453 and $132,497 at September 30, 2016 and December 31, 2015, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. During the nine months ended September 30, 2016 and 2015, accounts with the amount of approximately $1,737,000 and $6,000, respectively, were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The write-offs of accounts receivable against the allowance for doubtful accounts only impact the balance sheet accounts. At September 30, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,418,994 and $3,218,592, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $1,064,035 and $1,093,326 at September 30, 2016 and December 31, 2015, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,028,939 and $1,038,884 at September 30, 2016 and December 31, 2015, respectively.

Equipment held for sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. As of September 30, 2016, the Company reflected certain manufacturing equipment that was previously used in forged rolled rings and related components segment and petroleum and chemical equipment segment as equipment held for sale on the accompanying consolidated balance sheets.

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
SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2016 and 2015.

Advances from customers

Advances from customers at September 30, 2016 and December 31, 2015 amounted to $408,956 and $433,050, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended September 30, 2016 and 2015, amounts allocated to installation and warranty revenues were $18,679 and $18,146, respectively. For the nine months ended September 30, 2016 and 2015, amounts allocated to installation and warranty revenues were $56,555 and $61,032, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2016 and December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

Shipping costs

Shipping costs are included in selling expenses and totaled $28,609 and $174,497 for the three months ended September 30, 2016 and 2015, respectively. Shipping costs totaled $95,087 and $804,993 for the nine months ended September 30, 2016 and 2015, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $40,645 and $51,360 for the three months ended September 30, 2016 and 2015, respectively. Employee benefit costs totaled $131,885 and $174,738 for the nine months ended September 30, 2016 and 2015, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses. The Company did not incur any advertising expenses for the three and nine months ended September 30, 2016. Advertising expenses totaled $10,628 and $29,731 for the three and nine months ended September 30, 2015, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $111,840 and $23,935 for the three months ended September 30, 2016 and 2015, respectively. Research and development costs totaled $196,478 and $81,195 for the nine months ended September 30, 2016 and 2015, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive (loss) income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2016 and 2015 was $(430,689) and $(615,575), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

Asset and liability accounts at September 30, 2016 and December 31, 2015 were translated at 6.66938 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the nine months ended September 30, 2016 and 2015 were 6.57924 RMB and 6.1606 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the three and nine months ended September 30, 2016 and 2015. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income for basic and diluted net (loss) income per share of common stock	$(359,536)	$904,131	$(1,883,811)	$3,373,135
Weighted average common stock outstanding - basic and diluted	5,188,443	3,943,725	4,593,558	3,939,486
Net (loss) income per common share - basic and diluted	$(0.07)	$0.23	$(0.41)	$0.86

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

Comprehensive loss

Comprehensive loss is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended September 30, 2016 and 2015 included net (loss) income and unrealized loss from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior year same period’s consolidated financial statements to conform to the current period’s financial presentation.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact it may have on its consolidated financial statements.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2016 and December 31, 2015, accounts receivable consisted of the following:

	September 30, 2016	December 31, 2015
Accounts receivable	$17,135,173	$19,042,451
Less: allowance for doubtful accounts	(1,418,994)	(3,218,592)
	$15,716,179	$15,823,859

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. During the nine months ended September 30, 2016 and 2015, accounts with the amount of approximately $1,737,000 and $6,000 were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The write-offs of accounts receivable against the allowance for doubtful accounts only impact the balance sheet accounts.

NOTE 3 – INVENTORIES

At September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$1,324,915	$690,824
Work-in-process	743,718	1,593,815
Finished goods	1,974,130	635,771
	4,042,763	2,920,410
Less: reserve for obsolete inventories	(1,064,035)	(1,093,326)
	$2,978,728	$1,827,084

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 4 – PREPAID EXPENSES AND OTHER

At September 30, 2016 and December 31, 2015, prepaid expenses and other consisted of the following:

	September 30, 2016	December 31, 2015
Prepaid income taxes	$576,879	$785,471
Prepaid stock-based professional fees	76,340	-
Prepaid valued added tax on purchase	88,201	89,353
Other	116,623	117,231
	$858,043	$992,055

NOTE 5 – EQUIPMENT HELD FOR SALE

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell these assets.  The assets held for sale are no longer subject to depreciation as they are not used in operations. As of September 30, 2016, the Company committed to a plan to sell certain manufacturing equipment that was previously used in forged rolled rings and related components segment and petroleum and chemical equipment segment and reflected as equipment held for sale on the accompanying consolidated balance sheets. Although the Company is actively seeking and negotiating with potential buyers, the Company can give no assurances that the sale process will be successful and, if it were successful, there is no assurance as to the amount or timing of any potential proceeds.

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	Useful life	September 30, 2016	December 31, 2015
Manufacturing equipment	5 - 10 years	$39,652,919	$66,381,394
Building and building improvements	5 - 20 years	24,007,378	24,668,268
Vehicles	5 years	189,339	194,552
Office equipment and furniture	5 years	161,612	165,403
		64,011,248	91,409,617
Less: accumulated depreciation		(26,737,042)	(39,655,653)
		$37,274,206	$51,753,964

For the three months ended September 30, 2016 and 2015, depreciation expense amounted to $1,107,211 and $2,022,385, respectively, of which $835,220 and $1,861,821, respectively, was included in cost of revenues, and the remainder was included in operating expenses. For the nine months ended September 30, 2016 and 2015, depreciation expense amounted to $4,458,972 and $6,166,899, respectively, of which $3,652,108 and $5,494,243, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 7 – INTANGIBLE ASSETS

At September 30, 2016 and December 31, 2015, intangible assets consisted of the following:

	Useful life	September 30, 2016	December 31, 2015
Land use rights	45 - 50 years	$4,048,472	$4,159,920
Patent use rights	10 years	2,399,024	-
		6,447,496	4,159,920
Less: accumulated amortization		(863,469)	(777,849)
		$5,584,027	$3,382,071

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 7 – INTANGIBLE ASSETS (continued)

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2017	$328,537
2018	328,537
2019	328,537
2020	328,537
2021	328,537
Thereafter	3,941,342
$5,584,027

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right.

In August 2016, the Company purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. The Company amortizes the exclusive patent use right over the term of the patent.

For the three months ended September 30, 2016 and 2015, amortization of intangible assets amounted to $62,692 and $23,614, respectively. For the nine months ended September 30, 2016 and 2015, amortization of intangible assets amounted to $107,918 and $71,966, respectively.

NOTE 8 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At September 30, 2016 and December 31, 2015, short-term bank loans consisted of the following:

	September 30, 2016	December 31, 2015
Loan from Agricultural and Commercial Bank, due on June 16, 2016 with annual interest rate of 7.038% at December 31, 2015, secured by certain assets of the Company and repaid in May 2016	$-	$693,300
Loan form Agricultural and Commercial Bank, due on May 26, 2017 with annual interest rate of 7.038% at September 30, 2016, secured by certain assets of the Company	674,725	-
Loan from Jiangsu Huishan Mintai Village Town Bank, due on March 1, 2016 with annual interest rate of 10.56% at December 31, 2015, secured by certain assets of the Company and repaid in February 2016	-	770,333
Loan from Jiangsu Huishan Mintai Village Town Bank, due on November 1, 2016 with annual interest rate of 10.56% at September 30, 2016, secured by certain assets of the Company and repaid in October 2016	749,695	-
Loan from Bank of Communications, due on September 3, 2016 with annual interest rate of 5.62% at December 31, 2015, secured by certain assets of the Company and repaid on due date	-	770,333
Loan from Bank of Communications, due on September 5, 2017 with annual interest rate of 5.62% at September 30, 2016, secured by certain assets of the Company	749,695	-
Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	385,166
Loan from Bank of China, due on December 26, 2016 with annual interest rate of 5.97% at September 30, 2016, secured by certain assets of the Company	749,695	-
Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	462,200
Total short-term bank loans	$2,923,810	$3,081,332

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 8 – SHORT-TERM BANK LOANS (continued)

Interest related to the short-term bank loans, which was $54,339 and $61,131 for the three months ended September 30, 2016 and 2015, respectively, and $165,515 and $175,102 for the nine months ended September 30, 2016 and 2015, respectively, is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 9 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At September 30, 2016 and December 31, 2015, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2016	December 31, 2015
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 9, 2016, collateralized by 100% of restricted cash deposited	$-	$308,133
Bank of China, non-interest bearing, due and paid on January 16, 2016, collateralized by 100% of restricted cash deposited	-	107,847
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on March 21, 2016, collateralized by 100% of restricted cash deposited	-	77,033
Bank of China, non-interest bearing, due and paid on March 23, 2016, collateralized by 100% of restricted cash deposited	-	77,033
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on June 29, 2016, collateralized by 100% of restricted cash deposited	-	77,034
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on October 13, 2016, collateralized by 100% of restricted cash deposited	29,988	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on December 28, 2016, collateralized by 100% of restricted cash deposited	44,982	-
Bank of China, non-interest bearing, due on January 6, 2017, collateralized by 100% of restricted cash deposited	44,982	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on January 29, 2017, collateralized by 100% of restricted cash deposited	74,969	-
Total	$194,921	$647,080

NOTE 10 – ACCRUED LIABILITY FOR CLAIMED SALE CONTRACT DISPUTE

In December 2015, the Company received a notice of contract termination in writing from its largest customer, which was a customer in the petroleum and chemical equipment segment, alleging breach of contract for late delivery of product and for delivery of product with quality defects. As a result of the claimed breach of contract, the customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of RMB 36,103,640 ($5,562,365 at December 31, 2015). In the third quarter of 2016, the claimed sale contract dispute was resolved, and the Company made the payment of RMB 36,103,640 RMB to this customer in full satisfaction of the customer’s claims against the Company.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 11 – ACCRUED EXPENSES

At September 30, 2016 and December 31, 2015, accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued salaries and related benefits	$176,881	$465,514
Accrued professional fees	15,330	171,433
Other payables	102,910	161,767
	$295,121	$798,714

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock issued for services

On March 1, 2016, the Board of Directors approved and authorized the Company to issue 160,000 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 75,000 shares to its former chief financial officer. The shares were valued at $209,600, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company reduced accrued liabilities of $54,000 and recorded stock-based compensation and fees of $130,400 for the nine months ended September 30, 2016 and recorded prepaid expenses of $25,200 which will be amortized over the balance of the corresponding service periods.

On March 1, 2016, the Board of Directors approved and authorized the Company to issue a total of 300,000 shares of common stock to two companies which performed services relating to preparing and implementing a new business plan for the Company with the objective of improving the Company’s long-term growth. Of these shares, 100,000 shares were issued pursuant to an agreement with one consultant and 200,000 shares were issued pursuant to an agreement with a second consultant. The agreements provide for the issuance of an additional 100,000 shares to one consultant and 200,000 to the second consultant if the agreement is in effect in July 2016. On July 1, 2016, the Company issued an additional 100,000 shares of its common stock to the first consultant pursuant to the agreement. A consulting agreement with the second consultant was terminated, and no additional shares of common stock were issued or are issuable pursuant to the consulting agreement with the second consultant. The shares were valued at fair market value using the reported closing share price on the date of grant, and the Company recorded stock-based compensation and fees of $441,990 for the nine months ended September 30, 2016 and recorded prepaid expenses of $48,990 which will be amortized over the balance of the corresponding service periods.

On June 30, 2016, the Board of Directors approved and authorized the Company to issue 12,500 shares of common stock pursuant to its amended 2010 long-term incentive plan to a consultant. The shares were valued at $12,500, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation and fees of $10,350 for the nine months ended September 30, 2016 and recorded prepaid expenses of $2,150, which will be amortized over the rest of service periods.

The Company recorded stock-based compensation and fess of $94,240 for the three months ended September 30, 2016.

Common stock sold for cash

The Company sold a total of 720,000 shares of common stock to an investor during June and July 2016 pursuant to stock purchase agreements. On June 6, 2016, the Company sold 230,000 shares of common stock at a purchase price of $1.00 per share, from which the Company received net proceeds of $230,000. On June 24, 2016, the Company sold 230,000 shares of common stock at a purchase price of $1.10 per share, from which it received net proceeds of $253,000. On July 18, 2016, the Company sold 260,000 shares of common stock at a purchase price of $1.04 per share, from which it received gross proceeds of $270,400. The Company did not engage a placement agent with respect to these sales.

NOTE 13 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. As of December 31, 2015, the Company appropriated the required maximum 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries; accordingly, no additional statutory reserve is required for the three and nine months ended September 30, 2016. As of September 30, 2016, the Company had not appropriated the required maximum 50% of its registered capital to statutory reserve for Fulland Wind Energy. During the three and nine months ended September 30, 2016, the Company did not make any appropriations to statutory reserve for Fulland Wind Energy as it incurred recurring net loss.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 14 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2016 and 2015, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Because of the significant decline in revenues from the forged rolled rings and related components and petroleum equipment segments, the Company is evaluating, on an ongoing basic, the continuation of these two segments. In the event that the Company discontinues either or both of these segments, the Company may suffer an impairment expense with respect to the assets dedicated to those segments. Information with respect to these reportable business segments for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Revenues
Dyeing and finishing equipment	$3,945,608	$8,355,273	$12,390,190	$23,49,579
Forged rolled rings and related components	31,984	1,420,348	437,433	11,692,962
Petroleum and chemical equipment	-	2,249,812	130,736	7,677,957
	3,977,592	12,025,433	12,958,359	42,862,498
Depreciation
Dyeing and finishing equipment	955,181	850,480	2,924,085	2,572,477
Forged rolled rings and related components	46,897	684,422	1,372,860	2,086,489
Petroleum and chemical equipment	105,133	487,483	162,027	1,507,933
	1,107,211	2,022,385	4,458,972	6,166,899
Interest expense
Dyeing and finishing equipment	31,676	35,561	96,630	107,474
Forged rolled rings and related components	12,140	12,735	36,505	27,740
Petroleum and chemical equipment	10,523	12,835	32,380	39,888
	54,339	61,131	165,515	175,102
Net income (loss)
Dyeing and finishing equipment	12,140	1,170,705	529,555	3,080,537
Forged rolled rings and related components	(113,287)	(302,083)	(1,494,138)	286,505
Petroleum and chemical equipment	(160,175)	114,609	(269,143)	500,473
Other (a)	(107,385)	(79,100)	(650,085)	(494,380)
	$(359,536)	$904,131	$(1,883,811)	$3,373,135

Identifiable long-lived tangible assets at September 30, 2016 and December 31, 2015 by segment	September 30, 2016	December 31, 2015
Dyeing and finishing equipment	$37,274,206	$25,782,801
Forged rolled rings and related components	-	14,212,045
Petroleum and chemical equipment	-	11,759,118
Equipment held for sale	8,708,602	-
	$45,982,808	$51,753,964

Identifiable long-lived tangible assets at September 30, 2016 and December 31, 2015 by geographical location	September 30, 2016	December 31, 2015
China	$45,982,808	$51,753,964
United States	-	-
	$45,982,808	$51,753,964

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 15 – CONCENTRATION

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2016	2015	2016	2015
A	*	19%	*	13%

*	Less than 10%.

No customer accounted for 10% of the Company’s total outstanding accounts receivable at September 30, 2016 and December 31, 2015. At December 31, 2015, the Company had a dispute with its largest customer and the accounts receivable from its largest customer was fully reserved. In the third quarter of 2016, the dispute was resolved by payment by the Company of the amount claimed to be due, and the fully reserved account receivable from this customer was written off with a corresponding debit to the allowance for doubtful account.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2016	2015	2016	2015
A	37%	27%	23%	25%
B	18%	*	10%	*
C	16%	*	*	*
D	*	14%	12%	*
E	*	*	*	10%

*	Less than 10%.

The four largest suppliers accounted for 6.3% of the Company’s total outstanding accounts payable at September 30, 2016. Three largest suppliers accounted for 13.6% of the Company’s total outstanding accounts payable at December 31, 2015.

NOTE 16 – RESTRICTED NET ASSETS

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

As of September 30, 2016 and December 31, 2015, substantially all of the Company’s net assets are attributable to the PRC VIE’s and its subsidiaries located in the PRC. Accordingly, the Company’s restricted net assets at September 30, 2016 and December 31, 2015 were approximately $76,236,000 and $79,627,000, respectively.

NOTE 17 – SUBSEQUENT EVENTS

In October 2016, the Company repaid short-term loan from Jiangsu Huishan Mintai Village Town Bank in the principal amount of $749,695, and borrowed the same amount from the same bank. The new loan bears interest rate at 10.56% per annum and is due on July 5, 2017.

In October 2016, the Company repaid the bank acceptance notes payable of $29,988.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically we were engaged in two business segments – the dyeing and finishing equipment segment, in which we manufacture and sell textile dyeing and finishing machines, and the forged rolled rings and related components segment, in which we manufacture and sell high precision forged rolled rings, shafts, flanges, and other forged components. As a result of a significant decline in revenues in the forged rolled rings and related components segment, revenue from the dyeing and finishing segment represented 99.2% of our revenue in the three months ended September 30, 2016 and 95.6% of our revenue in the nine months ended September 30, 2016.

In 2015, we entered a third segment, the petroleum and chemical equipment segment, in which we manufactured and sold equipment, such as reaction kettle, heat exchangers, separators, tanks, towers and other components, to the petroleum and chemical industries. Sales in this segment commenced in the first quarter of 2015. However, we had no revenue from this segment since the second quarter of 2016 and nominal revenue from this segment in the nine months ended September 30, 2016. Our largest customer in 2015, which was a customer of this segment, alleged breach of contract by us and demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of RMB 36,103,640 ($5,562,365 at December 31, 2015). In the third quarter of 2016, the claimed sale contract dispute was resolved, and we made a payment of RMB 36,103,640 to this customer in full satisfaction of the customer’s claims against us. We are no longer selling products to this customer and we have not been able to generate business in this segment from other customers.

The following table sets forth information as to revenues of our dyeing and finishing equipment, forged rolled rings and related components, and petroleum and chemical equipment segments in dollars and as a percent of revenues (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$3,946	99.2%	$8,355	69.5%
Forged rolled rings and related components	32	0.8%	1,420	11.8%
Petroleum and chemical equipment	-	-	2,250	18.7%
Total	$3,978	100.0%	$12,025	100.0%

	Nine Months Ended September 30,
	2016		2015
	Dollars	%	Dollars	%
Dyeing and finishing equipment	$12,390	95.6%	$23,491	54.8%
Forged rolled rings and related components	437	3.4%	11,693	27.3%
Petroleum and chemical equipment	131	1.0%	7,678	17.9%
Total	$12,958	100.0%	$42,862	100.0%

Recently, difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our business. In our dyeing and finishing equipment segment, we experienced softer demand for our low-emission airflow dyeing machines as many of our potential customers already upgraded to newer models and we believe that much of our remaining potential customer base does not have the ability to make significant capital expenditures at this time. Our forged rolled rings and related products segment and petroleum and chemical equipment segment in particular experienced significant reduction in sales and operated at a loss during the nine months ended September 30, 2016, with no revenue from the petroleum and chemical equipment segment and nominal revenue from the forged rolled rings and related components segment in the third quarter of 2016.

The key factors that affected our revenue, gross margin and net income (loss) in our segments during the nine months ended September 30, 2016, including the factors which resulted in significant declines in revenues in all of our three segments, particularly in our forged rolled rings and related components segment and petroleum and chemical equipment segment. Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to alternative energy such as wind power, which affect our products for these industries. Our business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our revenues in any segment in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date. Further, our petroleum and chemical equipment segment was impacted by the loss of our major customer in that segment following the December 2015 contract termination by our largest customer alleging breach of contract for late delivery and for delivery of product with quality defects and the related write-offs at December 31, 2015. Because this customer is a major company in the petroleum and chemical industry, its claim against us for breach of contract, including the claim that our products had quality defects, makes it more difficult to sell products in this segment.

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

Dyeing and Finishing Equipment Segment

Revenues from our dyeing and finishing equipment segment decreased $4.4 million, or 52.8%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Revenues from our dyeing and finishing equipment segment decreased $11.1 million, or 47.3%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. In the three and nine months ended September 30, 2016, the dyeing and finishing equipment segment revenues accounted for 99.2% and 95.6%, respectively, of our total revenues. The decrease in revenue was primarily attributable to the challenging economic conditions and limited availability of credit in China. In addition, our business was also affected by government actions requiring textile manufacturers in Zhejiang province to temporarily cease operations in order to improve air quality ahead of the G20 Summit which was scheduled for and took place in Hangzhou this September. Further, we experienced a slowdown in shipments of our low-emission airflow dyeing machines as many companies in the dyeing industry had already replaced older dyeing equipment with new equipment, and orders for new low-emission airflow dyeing machines slowed down in 2016.

Currently, we focus on investing in research and development to improve our competitive position. In August 2016 we purchased the technology use right for a patent that covers ozone-ultrasonic textile dyeing equipment. We believe this new patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeast Asia. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although modest declines are possible.

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

Revenues from our forged rolled rings and related components segment decreased $1.4 million, or 97.7%, to $32,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Revenues from our forged rolled rings and related components segment decreased $11.3 million, or 96.3%, to $437,000 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The significant decrease was mainly attributable to the reduced demand for construction of wind power facilities, which was our principal customer base during the nine months ended September 30, 2016, due to the effects of lower oil and gas prices. We expect that our revenues from forged rolled rings and related components will continue to decrease in the near future. Although we are optimistic about the long-term future of the wind power industry in China, the continued difficulties in generating revenue from this segment in the near term may make it more difficult, if not impossible, for us to continue to operate in this segment without a significant improvement in revenue, which we do not anticipate in the near future. As a result, we may not be able to continue to operate in this business to enable us to benefit from the long-term development of wind power in China.

Petroleum and Chemical Equipment Segment

Through our petroleum and chemical equipment division, we produce and sell equipment such as coal chemical equipment, formaldehyde plant and downstream products, reaction kettle, heat exchangers, separators, tanks, towers to petroleum and chemical industries. We started to sell our petroleum and chemical equipment in February 2015. No revenue was generated from our petroleum and chemical equipment segment during the third quarter of 2016, as compared with $2.2 million for the three months ended September 30, 2015. Revenues from our petroleum and chemical equipment segment decreased $7.5 million, or 98.3%, to $131,000 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Substantially all of the revenue from this segment during the three and nine months ended September 30, 2015 were generated by our largest customer for that period which is the customer that claimed that we breached our contract and to whom we made a payment of RMB 36,103,640 ($5,562,365 at December 31, 2015) in the third quarter of 2016 in settlement of the customer’s claims against us. The market for petroleum products is mainly dominated by three major Chinese petroleum companies, and their capital expenditure and purchasing policy have a significant effect both upon our ability to generate revenue from this segment and the gross margins which we can generate. Furthermore, because we sell our petroleum and chemical equipment products to a very small number of customers, the change in the purchasing policies of one or two customers could have a significant effect on our revenues from this segment. In December 2015, we received a notice of contract termination in writing from our largest customer, which was a customer in this segment, alleging breach of contract for late delivery of product and for delivery of product with quality defects. We did not receive any purchase order and did not generate any revenue from this customer in the nine months ended September 30, 2016 and do not expect any further revenues from this customer. Because this former customer is a major company in the petroleum and chemical industry, its claim against us for breach of contract, including the claim that our products had quality defects, makes it more difficult for us to sell products in this segment. We do not anticipate any revenue from petroleum and chemical equipment segment in the near future, and we may not be able to continue in this segment.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided approximately 71% of our purchases of inventories for the three months ended September 30, 2016.  Two of these three suppliers and one other major supplier provided approximately 45% of our purchases of inventories for the nine months ended September 30, 2016. Two major suppliers provided approximately 41% of our purchases of raw materials for the three months ended September 30, 2015. One of these two suppliers and one other major supplier provided approximately 35% of our purchases of raw materials for the nine months ended September 30, 2015. No other supplier accounted for 10% or more of our purchases during the three and nine months ended September 30, 2016 and 2015. Most of our inventory at September 30, 2016 related to our dyeing and finishing segment.

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

We recognize revenues from the sale of dyeing and finishing equipment, forged rolled rings and other components, petroleum and chemical equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three and nine months ended September 30, 2016 and 2015, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact it may have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the three months ended September 30, 2016 and 2015 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Dollars	Percentage	Dollars	Percentage
Revenues	$3,977	100.0%	$12,025	100.0%
Cost of revenues	3,470	87.2%	10,023	83.4%
Gross profit	507	12.8%	2,002	16.6%
Operating expenses	814	20.5%	722	6.0%
(Loss) income from operations	(307)	(7.7)%	1,280	10.6%
Other expense, net	(45)	(1.1)%	(50)	(0.4)%
(Loss) income before provision for income taxes	(352)	(8.8)%	1,230	10.2%
Provision for income taxes	7	0.2%	326	2.7%
Net (loss) income	(359)	(9.0)%	904	7.5%
Other comprehensive loss:
Foreign currency translation adjustment	(315)	(7.9)%	(4,218)	(35.1)%
Comprehensive loss	$(674)	(16.9)%	$(3,314)	(27.6)%

The following table sets forth the results of our operations for the nine months ended September 30, 2016 and 2015 indicated as a percentage of revenues (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015
	Dollars	Percentage	Dollars	Percentage
Revenues	$12,958	100.0%	$42,862	100.0%
Cost of revenues	12,032	92.9%	35,095	81.9%
Gross profit	926	7.1%	7,767	18.1%
Operating expenses	2,499	19.3%	2,960	6.9%
(Loss) income from operations	(1,573)	(12.2)%	4,807	11.2%
Other expense, net	(134)	(1.0)%	(145)	(0.3)%
(Loss) income before provision for income taxes	(1,707)	(13.2)%	4,662	10.9%
Provision for income taxes	177	1.3%	1,289	3.0%
Net (loss) income	(1,884)	(14.5)%	3,373	7.9%
Other comprehensive loss:
Foreign currency translation adjustment	(2,157)	(16.7)%	(3,416)	(8.0)%
Comprehensive loss	$(4,041)	(31.2)%	$(43)	(0.1)%

The following table sets forth information as to the revenues, gross profit (loss) and gross margin for our three business segments for the three months ended September 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Revenues	Cost of revenues	Gross profit	Gross margin	Revenues	Cost of revenues	Gross profit (loss)	Gross margin
Dyeing and finishing Equipment	$3,946	$3,451	$495	12.5%	$8,355	$6,391	$1,964	23.5%
Forged rolled rings and related components	32	19	13	40.6%	1,420	1,698	(278)	(19.6)%
Petroleum and chemical equipment	-	-	-	-	2,250	1,934	316	14.0%
Total	$3,978	$3,470	$508	12.8%	$12,025	$10,023	$2,002	16.6%

The following table sets forth information as to the revenues, gross profit (loss) and gross margin for our three business segments for the nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Revenues	Cost of revenues	Gross profit (loss)	Gross margin	Revenues	Cost of revenues	Gross profit	Gross margin
Dyeing and finishing Equipment	$12,390	$10,484	$1,906	15.4%	$23,491	$18,091	$5,400	23.0%
Forged rolled rings and related components	437	1,435	(998)	(228.1)%	11,693	10,465	1,228	10.5%
Petroleum and chemical equipment	131	113	18	13.8%	7,678	6,539	1,139	14.8%
Total	$12,958	$12,032	$926	7.1%	$42,862	$35,095	$7,767	18.1%

Revenues. For the three months ended September 30, 2016, we had revenues of approximately $4.0 million, as compared to revenues of approximately $12.0 million for the three months ended September 30, 2015, a decrease of approximately $8.0 million or 66.9%. The decrease in revenues for the three months ended September 30, 2016 was attributable to decreases in revenue from all of our three operating segments. The change in revenues is summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Decrease	Percentage Change
Dyeing and finishing equipment	$3,946	$8,355	$(4,409)	(52.8)%
Forged rolled rings and related components	32	1,420	(1,388)	(97.7)%
Petroleum and chemical equipment	-	2,250	(2,250)	(100.0)%
Total revenues	$3,978	$12,025	$(8,047)	(66.9)%

For the nine months ended September 30, 2016, we had revenues of approximately $13.0 million, as compared to revenues of approximately $42.9 million for the nine months ended September 30, 2015, a decrease of approximately $29.9 million or 69.8%. The decrease in revenues for the nine months ended September 30, 2016 was attributable to decreases in revenue from all of our three operating segments. The change in revenues is summarized as follows (dollars in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Decrease	Percentage Change
Dyeing and finishing equipment	$12,390	$23,491	$(11,101)	(47.3)%
Forged rolled rings and related components	437	11,693	(11,256)	(96.3)%
Petroleum and chemical equipment	131	7,678	(7,547)	(98.3)%
Total revenues	$12,958	$42,862	$(29,904)	(69.8)%

Dyeing and finishing equipment segment

For the three months ended September 30, 2016, revenues from the sale of dyeing and finishing equipment decreased by approximately $4.4 million, or 52.8%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, revenues from the sale of dyeing and finishing equipment decreased by approximately $11.1million, or 47.3%, as compared to the nine months ended September 30, 2015. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2016 because the remaining potential customer base included more companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. In addition, our business was also affected by government actions requiring textile manufacturers in Zhejiang province to temporarily cease operations in order to improve air quality ahead of the G20 Summit in Hangzhou during September 2016. Accordingly, our revenues from dyeing and finishing equipment segment decreased in the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015 and. We expect that our revenues from dyeing and finishing equipment segment will remain at or about it’s the current quarterly level in the near future, although declines are possible.

Forged rolled rings and related components segment

For the three months ended September 30, 2016, revenue from the sale of forged rolled rings and related components decreased by approximately $1.4 million, or 97.7%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, revenue from the sale of forged rolled rings and related components decreased by approximately $11.3 million, or 96.3%, as compared to the nine months ended September 30, 2015. The continuous decline in the prices of oil and coal and the decreased availabilities of credit, significantly affected the requirements by our customers and potential customers for our forged rolled rings and related components. We believe that there is a degree of market saturation for our products in this segment and we expect that our revenues from customers of forged rolled rings and related components will continue to decrease in the near future and we may not be able to continue to operate in this segment.

Petroleum and chemical equipment segment

We sought to expand our business to oil and natural gas industries since 2013. We received the certifications needed to serve these markets in mid-2013. However, we did not generate revenues or incur manufacturing costs from the petroleum and chemical segment until the first quarter of 2015. We did not generate any revenue from petroleum and chemical equipment segment in the third quarter of 2016, as compared with approximately $2.2 million, for the three months ended September 30, 2015. For the nine months ended September 30, 2016, revenue from the sale of petroleum and chemical equipment decreased by approximately $7.5 million, or 98.3%, to approximately $131,000 as compared to the nine months ended September 30, 2015. Our revenue in this segment is highly dependent upon sales to a very small number of Chinese petrochemical companies, whose purchasing policies affect both our revenue and gross margin for this segment, and our revenue from this segment during the three and nine months ended September 30, 2015 were from our largest customer during that period, which is the customer that claimed we breached our contract a result of late delivery of product and to whom we made a significant payment to settle the issue during the third quarter 2016, as described above. We did not generate any revenues from this customer in the nine months ended September 30, 2016, and we do not anticipate any revenue from our petroleum and chemical equipment segment in the near future. We may not be able to continue in this segment.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs.

For the three months ended September 30, 2016, cost of revenues was approximately $3.5 million, as compared with approximately $10.0 million for the three months ended September 30, 2015, a decrease of approximately $6.5 million, or 65.4%. Cost of revenues for the dyeing and finishing equipment segment was approximately $3.5 million for the three months ended September 30, 2016, as compared with approximately $6.4 million for the three months ended September 30, 2015. Cost of revenues related to the manufacture of forged rolled rings and related components segment was approximately $19,000 for the three months ended September 30, 2016 as compared with approximately $1.7 million for the three months ended September 30, 2015. Cost of revenues for the petroleum and chemical equipment segment was $0 for the three months ended September 30, 2016 as compared with approximately $1.9 million for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, cost of revenues was approximately $12.0 million as compared with approximately $35.1 million for the nine months ended September 30, 2015, a decrease of approximately $23.1 million, or 65.7%. Cost of revenues for the dyeing and finishing equipment segment was approximately $10.5 million for the nine months ended September 30, 2016, as compared with approximately $18.1 million for the nine months ended September 30, 2015. Cost of revenues related to the manufacture of forged rolled rings and related components segment was approximately $1.4 million for the nine months ended September 30, 2016 as compared with approximately $10.5 million for the nine months ended September 30, 2015. Cost of revenues for the petroleum and chemical equipment segment was approximately $113,000 for the nine months ended September 30, 2016 as compared with approximately $6.5 million for the nine months ended September 30, 2015.

Gross (loss) profit and gross margin. Our gross profit was approximately $0.5 million for the three months ended September 30, 2016 as compared with approximately $2.0 million for the three months ended September 30, 2015, representing gross margins of 12.8% and 16.6%, respectively. Our gross profit was approximately $0.9 million for the nine months ended September 30, 2016 as compared with approximately $7.8 million for the nine months ended September 30, 2015, representing gross margins of 7.1% and 18.1%, respectively.

Gross profit for the dyeing and finishing equipment segment was approximately $0.5 million for the three months ended September 30, 2016 as compared to approximately $2.0 million for the three months ended September 30, 2015, representing gross margins of approximately 12.5% and 23.5%, respectively. Gross profit for the dyeing and finishing equipment segment was approximately $1.9 million for the nine months ended September 30, 2016 as compared with approximately $5.4 million for the nine months ended September 30, 2015, representing gross margins of approximately 15.4% and 23.0%, respectively. The decrease in our gross margin for the dyeing and finishing equipment segment for the three and nine months ended September 30, 2016 primarily resulted from (i) the reduced scale of operations, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues; (ii) the decrease in unit sale price in order to compete to other airflow dyeing machinery providers; (iii) the slight increase in raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will continue to be low in the remainder of 2016.

Gross profit for the forged rolled rings and related components segment of was approximately $13,000 for the three months ended September 30, 2016 as compared to a negative gross profit of approximately $278,000 for the three months ended September 30, 2015. We had a gross margin of 40.6% for the three months ended September 30, 2016 as compared with a negative gross margin of (19.6)% for the comparable period of 2015. In the third quarter of 2016, we outsourced our manufacturing for forging products which generated a gross margin of 40.6%. We determined to outsource our manufacturing since the purchase order amounts received from our customers are small. We incurred a negative gross profit from forged rolled rings and related components segment of approximately $1.0 million for the nine months ended September 30, 2016 as compared to gross profit of approximately $1.2 million for the nine months ended September 30, 2015. We had a negative gross margin for the nine months ended September 30, 2016 as compared with a gross margin of 10.5% for the comparable period of 2015. The negative gross margin for the forged rolled rings and related components segment for the nine months ended September 30, 2016 primarily resulted from the reduced scale of operations resulting from much lower revenues and the allocation of fixed costs, mainly consisting of depreciation, to cost of the reduced level of revenues. We are not optimistic about the market for forged rolled rings and related products if we continue to operate in this segment.

Gross profit for the petroleum and chemical equipment segment was approximately $18,000 for the nine months ended September 30, 2016 as compared to gross profit of approximately $1.1 million for the nine months ended September 30, 2015, representing gross margins of approximately 13.8% and 14.8%, respectively. The decrease in our gross margin for the petroleum and chemical equipment segment for the nine months ended September 30, 2016 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues. We expect that our gross margin from petroleum and chemical equipment segment will continue to be low in the rest of 2016 if we continue to operate in this segment.

Depreciation. Depreciation was approximately $1.1 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation was approximately $4.5 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively. Depreciation for the three and nine months ended September 30, 2016 and 2015 was included in the following categories (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$835	$1,862	$3,652	$5,494
Operating expenses	272	161	807	673
Total	$1,107	$2,023	$4,459	$6,167

The decrease in depreciation expense for cost of revenues for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was mainly attributable to the reduction of net book value of manufacturing equipment as of December 31, 2015, as a result of writing down, at December 31, 2015, the carrying values of certain manufacturing equipment used in our forged rolled rings and related components segment and petroleum and chemical equipment segment to their estimated fair values. At December 31, 2015, we conducted an impairment assessment on property and equipment in our forged rolled rings and related components and petroleum and chemical equipment segments to determine the estimated fair market value of property and equipment as of December 31, 2015. Upon completion of the impairment analysis as of December 31, 2015, we determined that the carrying value exceeded the fair market value on certain equipment used in these two segments. Accordingly, we recorded impairment charges relating to the write down of the carrying values of certain manufacturing equipment used in these two segments to their estimated fair values. In addition, we reflected certain manufacturing equipment previously used in our forged rolled rings and related components segment and petroleum and chemical equipment segment as equipment held for sale in the third quarter of 2016. The assets held for sale is no longer subject to depreciation as they are not used in operations.

There were no events or changes in circumstances that indicate that the carrying amount of the long-lived assets in our forged rolled rings and related components and petroleum and chemical equipment segments at September 30, 2016 may not be fully recoverable. Therefore, we did not recognize any impairment loss during the nine months ended September 30, 2016.

Some manufacturing machinery were temporary idle in the three and nine months ended September 30, 2016. We recorded the related depreciation this machinery as operating expenses rather than as cost of revenues in the three and nine months ended September 30, 2016. Therefore, our depreciation expense, which was included in operating expenses, for the three and nine months ended September 30, 2016 increased as compared to the corresponding periods in 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled approximately $430,000 for the three months ended September 30, 2016, as compared to approximately $537,000 for the three months ended September 30, 2015, a decrease of $107,000 or 19.9%. Selling, general and administrative expenses totaled approximately $1.5 million for the nine months ended September 30, 2016, as compared to approximately $2.2 million for the nine months ended September 30, 2015, a decrease of approximately $0.7 million or 32.2%. Selling, general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Payroll and related benefits	$117	$133	$340	$699
Professional fees	113	45	667	155
Travel and entertainment	48	92	118	256
Shipping	29	175	95	805
Other	123	92	276	291
Total	$430	$537	$1,496	$2,206

●	Payroll and related benefits for the three months ended September 30, 2016 decreased by approximately $16,000, or 12.0%, as compared to the three months ended September 30, 2015, mainly due to the stricter control in general and administrative personnel. Payroll and related benefits for the nine months ended September 30, 2016 decreased by approximately $359,000, or 51.4%, as compared to the nine months ended September 30, 2015. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $325,000 which reflected the decrease in stock-based compensation and bonus incurred and paid to our management in the nine months ended September 30, 2016, and a decrease in employee salaries and related benefits of approximately $34,000 due to the reduction in staff resulting from our significant decline in sales and the stricter control in general and administrative personnel. We expect that payroll and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	Professional fees for the three months ended September 30, 2016 increased by approximately $68,000, or 151.1%, as compared to the three months ended September 30, 2015. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $57,000 incurred and paid to our consultant, and an increase in other miscellaneous items of approximately $11,000. Professional fees for the nine months ended September 30, 2016 increased by approximately $512,000, or 330.3%, as compared to the nine months ended September 30, 2015. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $393,000 incurred and paid to two companies which performed consulting services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, an increase in stock-based consulting fees of approximately $113,000 incurred and paid to our consultant, and an increase in other miscellaneous items of approximately $6,000.

●	Travel and entertainment expense for the three months ended September 30, 2016 decreased by approximately $44,000, or 47.8%, as compared to the three months ended September 30, 2015. Travel and entertainment expense for the nine months ended September 30, 2016 decreased by approximately $138,000, or 53.9%, as compared to the nine months ended September 30, 2015. The decrease in the three and nine months ended September 30, 2016 was primarily attributable to the decrease in travel and entertainment activities due to stricter control on corporation expenditure.

●	Shipping expense for the three months ended September 30, 2016 decreased by approximately $146,000, or 83.4%, as compared to the three months ended September 30, 2015. Shipping expense for the nine months ended September 30, 2016 decreased by approximately $710,000, or 88.2%, as compared to the nine months ended September 30, 2015. The decrease for the three and nine months ended September 30, 2016 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the comparable periods in 2015.

●	Other selling, general and administrative expenses, which primarily consist of office supplies, vehicle expense, phone expense, amortization of intangible assets, office maintenance, miscellaneous taxes, etc. Other selling, general and administrative expenses for the three months ended September 30, 2016 increased by approximately $31,000, or 33.7%, as compared to the three months ended September 30, 2015. The increase in the three months ended September 30, 2016 was primarily attributable to an increase in amortization for our patent we purchased in August 2016 of approximately $41,000, offset by a decrease in other miscellaneous items of approximately $10,000. Other selling, general and administrative expenses for the nine months ended September 30, 2016 decreased by approximately $15,000, or 5.2%, as compared to the nine months ended September 30, 2015. The decrease in the nine months ended September 30, 2016 was mainly due to stricter control on corporation expending.

Research and development expenses. Research and development expenses were approximately $112,000 for the three months ended September 30, 2016, as compared to approximately $24,000 for the three months ended September 30, 2015, an increase of approximately $88,000, or 367.3%. Research and development expenses were approximately $196,000 for the nine months ended September 30, 2016, as compared to approximately $81,000 for the nine months ended September 30, 2015, an increase of approximately $115,000, or 142.0%. The increase in 2016 periods was primarily attributable to the increase in research and development activities as compared to the comparable periods in 2015. Research and development expenses related to the development of new dyeing and finishing products.

(Loss) income from operations. As a result of the factors described above, for the three months ended September 30, 2016, loss from operations amounted to approximately $0.3 million, as compared to income from operations of approximately $1.3 million for the three months ended September 30, 2015, a change of approximately $1.6 million, or 124.0%. For the nine months ended September 30, 2016, loss from operations amounted to approximately $1.6 million, as compared to income from operations of approximately $4.8 million for the nine months ended September 30, 2015, a change of approximately $6.4 million, or 132.7%.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain/(loss), and other (expense) income.

For the three months ended September 30, 2016, total other expense, net, amounted to approximately $45,000 as compared to total other expense, net, of approximately $49,000 for the three months ended September 30, 2015, a decrease of approximately $4,000 or 8.5%. The decrease in other expense, net, was primarily attributable to a decrease in interest expense approximately $7,000, offset by a decrease in interest income of approximately $3,000.

For the nine months ended September 30, 2016, total other expense, net, amounted to approximately $134,000 as compared to total other expense, net, of approximately $145,000 for the nine months ended September 30, 2015, a decrease of approximately $11,000 or 7.6%. The decrease in other expense, net, was primarily attributable to an increase in interest income of approximately $1,000, and a decrease in interest expense of approximately $10,000.

Income taxes expense. Income taxes expense was approximately $7,000 for the three months ended September 30, 2016, as compared to approximately $326,000 for the three months ended September 30, 2015, a decrease of approximately $319,000, or 97.8%. Income taxes expense was approximately $0.2 million for the nine months ended September 30, 2016, as compared to approximately $1.3 million for the nine months ended September 30, 2015, a decrease of $1.1million, or 86.3%. The decrease in income taxes expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three and nine months ended September 30, 2016 as compared to the comparable periods in 2015.

Net (loss) income. As a result of the foregoing, our net loss was approximately $(0.4) million, or $(0.07) per share (basic and diluted), for the three months ended September 30, 2016, as compared with net income approximately $0.9 million, or $0.23 per share (basic and diluted), for the three months ended September 30, 2015, a change of approximately $1.3 million, or 139.8%. Our net loss was approximately $(1.9) million, or $(0.41) per share (basic and diluted), for the nine months ended September 30, 2016, as compared with net income approximately $3.4 million, or $0.86 per share (basic and diluted), for the nine months ended September 30, 2015, a change of approximately $5.3 million, or 155.8%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of approximately $(0.3) million for the three months ended September 30, 2016, as compared with foreign currency translation loss of approximately $(4.2) million for the three months ended September 30, 2015. We reported a foreign currency translation loss of approximately $(2.2) million for the nine months ended September 30, 2016, as compared to foreign currency translation loss of approximately $(3.4) million for the nine months ended September 30, 2015. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive (loss). As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended September 30, 2016 of approximately $(0.7) million, compared with comprehensive loss of approximately $(3.3) million for the three months ended September 30, 2015. We had comprehensive loss for the nine months ended September 30, 2016 of approximately $(4.0) million, compared with comprehensive loss of approximately $(42,000) for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2016 and December 31, 2015, we had cash balances of approximately approximately$11.9 million and $18.8 million, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	September 30, 2016		December 31, 2015
United States	$3	0.03%	$13	0.1%
China	11,910	99.97%	18,777	99.9%
Total cash and cash equivalents	$11,913	100.0%	$18,790	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2015 to September 30, 2016 (dollars in thousands):

			December 31, 2015 to September 30, 2016
	September 30, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$33,092	$39,473	$(6,381)	(16.2)%
Total current liabilities	7,167	14,542	(7,375)	(50.7)%
Working capital	$25,925	$24,931	$994	4.0%

Our working capital increased by $994,000 to $25,925,000 at September 30, 2016 from $24,931,000 at December 31, 2015. This increase in working capital is primarily attributable to:

●	An increase in inventories, net of reserve for obsolete inventories, of approximately $1.2 million,
●	A decrease in short-term bank loans of approximately $157,000,
●	A decrease in bank acceptance notes payable of approximately $452,000,
●	A decrease in accounts payable of approximately $333,000,
●	A decrease in accrued liability for claimed sale contract dispute of approximately $5.6 million due to the payments made to resolve the dispute in the nine months ended September 30, 2016,
●	A decrease in accrued expenses of approximately $504,000,
●	A decrease in VAT and service taxes payable of approximately $160,000, and
●	A decrease in income taxes payable of approximately $182,000,

Offset by:

●	A decrease in cash and cash equivalents of approximately $6,877,000,
●	A decrease in restricted cash of approximately $381,000,
●	A decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $108,000, and
●	A decrease in prepaid expenses and other of approximately $134,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was approximately $4.6 million for the nine months ended September 30, 2016 as compared to net cash flow provided by operating activities of approximately $11.3 million for the nine months ended September 30, 2015, a decrease of approximately $15.9 million.

●	Net cash flow used by operating activities for the nine months ended September 30, 2016 primarily reflected net loss of approximately $1.9 million, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $321,000, an increase in inventories of approximately $1.2 million, a decrease in accounts payable of approximately $243,000, a decrease in accrued expenses of approximately $5.9 million, mainly due to the payments made to solve claimed sale contract dispute as described in elsewhere in this report, a decrease in VAT and service taxes payable of approximately $155,000, a decrease in income taxes payable of approximately $178,000, offset by the add-back of non-cash items primarily consisting of depreciation of approximately $4.5 million, amortization of intangible assets of approximately $108,000, and stock-based compensation and fees of approximately $583,000, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid and other current assets of approximately $186,000.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2015 primarily reflected net income of approximately $3.4 million, and the add-back of non-cash items primarily consisting of depreciation of approximately $6.2 million, amortization of land use rights of approximately $72,000, and stock-based compensation of approximately $286,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of approximately $2.5 million due to the collecting efforts made in 2015, a decrease in inventories of approximately $250,000, and an increase in advances from customers of approximately $370,000, offset by an increase in notes receivable of approximately $143,000, an increase in advances to suppliers of approximately $86,000, a decrease in accounts payable of approximately $168,000, a decrease in accrued expenses of approximately $487,000, a decrease in VAT and service taxes payable of approximately $324,000, and a decrease in income taxes payable of approximately $575,000.

Net cash flow used in investing activities was approximately $2.4 million and $13,000 for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, net cash flow used in investing activities reflects the purchase of patent use rights of approximately $2.4 million and purchase of property and equipment of approximately $14,000. For the nine months ended September 30, 2015, net cash flow used in investing activities reflects the purchase of property and equipment of approximately $13,000.

Net cash flow provided by financing activities was approximately $609,000 for the nine months ended September 30, 2016 as compared to net cash flow provided by financing activities of approximately $162,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received proceeds from bank loans of approximately $3.0 million, proceeds from the decrease in restricted cash of approximately $372,000, and proceeds from sale of common stock of approximately $753,000, offset by repayments for bank loans of approximately $3.0 million, and decrease in bank acceptance notes payable of approximately $441,000. During the nine months ended September 30, 2015, we received proceeds from bank loans of approximately $4.5 million, and proceeds from the increase in bank acceptance notes payable of approximately $114,000, offset by repayments for bank loans of approximately $4.4 million, and payments for the increase in restricted cash of approximately $114,000.

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

The following tables summarize our contractual obligations as of September 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,924	$2,924	$-	$-	$-
Bank acceptance notes payable	195	195	-	-	-
Total	$3,119	$3,119	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three and nine months ended September 30, 2016, we had unrealized foreign currency translation loss of approximately $(0.3) million and $(2.2) million, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the nine months ended September 30, 2016. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended September 30, 2016 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the nine months ended September 30, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: November 14, 2016	By:	/s/ Jianhua Wu

Jianhua Wu, Chief Executive Officer
and Principal Executive Officer

Date: November 14, 2016	By:	/s/ Wanfen Xu

Wanfen Xu, Chief Financial Officer
and Principal Accounting Officer

