Form 10-K
period 2016-12-31
Cleantech Solutions International, Inc.,
filed 2017-04-17
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging  growth company”  in  Rule  12b-2  of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $3,412,000 on June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,415,441 shares of common stock are outstanding as of April 17, 2017.

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

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” and words of like import refer to Cleantech Solutions International, Inc., its wholly-owned subsidiaries, and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Heavy Industries, Co., Ltd., formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Heavy Industries”), both of which are variable interest entities under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise. Dyeing and Heavy Industries are collectively referred to as the “Huayang Companies.” At December 31, 2016, Dyeing was the only subsidiary or variable interest entity that was engaged in continuing operations. The business formerly conducted by Heavy Industries is treated as a discontinued operation.

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

PART I

ITEM 1. BUSINESS

Currently, we are engaged in the manufacture and sales of textile dyeing and finishing machines.

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries, On December 30, 2016, we sold the stock in the entity that was engaged in the forged rolled rings and related components segment. Accordingly, the forged rolled rings and related components business is reflected as a discontinued operations for all periods presented.

During 2016 and 2015, we manufactured and sold petroleum and chemical equipment. We referred to this business as our petroleum and chemical equipment business. Because of a significant decline in revenues from this business, we determined that we would not continue to operate in this segment and accordingly, we reflect the operations of the petroleum and chemical equipment segment as a discontinued operations for all periods presented.

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

We design and produce airflow dyeing machines, which use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. The Chinese government requires textile manufacturers to phase out older machinery that does not meet the new environmental standards, which, we believe will increase the need for equipment that complies there the Chinese government standards. Although our revenue from this segment declined in 2016, in the long-term we expect to increase our revenue from this segment. Our new after-treatment drying and compacting machine is used in the final finishing of knitted material, such as cotton, and is designed to improve the softness, reduce shrinkage and ensure better dimensional stability. We developed a new garment washing machine for denim. Made of stainless steel and customized for use by Chinese jeans manufacturers, the machine is capable of stone wash, enzyme wash and other water washing techniques.

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. We believe this patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeastern Asia, particularly Vietnam and Bangladesh.

On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At December 31, 2016, Shengxin had not yet commenced operations. During the project construction period, we will have the priority to provide components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors.

Reverse Split; Change in Authorized Common Stock

On February 24, 2017, we filed a certificate of change which effected a one-for-four reverse split, which became effective in the marketplace on March 20, 2017, and a reduction in our authorized common stock from 50,000,000 shares to 12,500,000 shares. All share and per share information in this Form 10-K and our consolidated financial statements have been retroactively restated to reflect this reverse split.

Organization

We are a Nevada corporation. We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. On June 13, 2011, we changed our corporate name to Cleantech Solutions International, Inc. On August 7, 2012, we were converted into a Nevada corporation.

We are the sole stockholder of Fulland Limited, a Cayman Islands limited liability company organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and, until December 30, 2016, Fulland owned 100% of Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind”). Green Power is and Fulland Wind was a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”).

Fulland Wind was formed on August 27, 2008. In 2009, the Company began to produce and sell forged products through Fulland Wind. Through Fulland Wind, we manufactured and sold forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power and other industries, including large-scale equipment used in the manufacturing process for the various industries. We referred to this segment of its business as the forged rolled rings and related components segment. On December 30, 2016, Fulland sold the stock of Fulland Wind and accordingly, the forged rolled rings and related components business is reflected as a discontinued operations for all periods presented. As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2016, the buyer of Fulland Wind has not obtained the release by Dyeing or the Company’s chief executive officer and his wife of their guarantees.

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

Name of Entity	Relationship to Us	Nature of Business
Cleantech Solutions International, Inc	N.A.	Holding company
Fulland Limited	100% owned by us	Holding company
Green Power Environment Technology (Shanghai) Co., Ltd.	100% owned by Fulland Limited	Operates business of Dyeing and operated business of Heavy Industries pursuant to contracts.
Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operates dyeing and finishing equipment segment
Wuxi Huayang Heavy Industries Co., Ltd. (formerly Wuxi Huayang Electrical Power Equipment Co., Ltd.)	Variable interest entity operated by Green Power pursuant to contracts	Operated business of petroleum and chemical equipment segment. The business has been discontinued

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

Our relationships with the Huayang Companies and their stockholders are governed by a series of contractual arrangements between Green Power, our wholly foreign owned enterprise in the PRC, and each of the Huayang Companies, which are our operating companies in the PRC. Under PRC laws, each of Green Power, Fulland Wind, Dyeing and Heavy Industries is an independent legal person and none of them is exposed to liabilities incurred by the other parties. Other than pursuant to the contractual arrangements between Green Power and the Huayang Companies described below, generally, neither of the Huayang Companies transfers any other funds generated from its operations to the other Huayang Company. On October 12, 2007, we entered into the following contractual arrangements with each of the Huayang Companies.

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

Our Dyeing and Finishing Business

We believe that the textile business has continued to improve due to the tax reimbursement for export incentive given by the PRC government, and we believe that the market for dyeing and finishing equipment is improving, in large part because of the environmental policies of the Chinese government which are resulting in an increased market for equipment designed to enable dyeing companies to comply with the environmental standards. However, as both the costs of production increases in China and the demand for lower priced goods increases worldwide, countries with a lower labor cost are competing with China for textile production, particularly for lower priced merchandise.

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

In 1999, we received the “Advanced Enterprise for Progress in Science and Technology Award” from Wuxi City and the “Star of Brilliance Medal” from the Wuxi City Bureau of Industrial and Commercial Administration. In 2002, we were recognized as an “Advanced Enterprise for Technical Reform Input” by Qianzhou, a municipality within Wuxi City for our dyeing products.

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

We developed a high (low) temperature airflow dyeing machine. We believe that this new model of dyeing machine is efficient and cost effective and meets the requisite Chinese environmental standards. In September 2014, we received two Chinese patents which cover components of the hot air circulation system of our low emission air flow dyeing machines. We believe that the hot air circulation system helps to enhance the machines’ ability to produce higher quality textiles with a better look and feel.

We have developed a new air-fluid, dual-use dyeing machine which uses both air flow and fluid flow in the dyeing process. It allows users to customize the dyeing process according to the specific type of textile. It is equipped with a series of specialized and patented components, including nozzles, cloth wheels and cloth spreaders, which are designed to permit greater color evenness and reduce defects. It can be used on a wider range of textiles and uses 60% to 70% less water, about 30% less power and 40% to 50% less steam than traditional models of high-temperature, high-pressure dyeing machines and reduces the use of additives by about 50% while shortening dyeing time by one to two hours.

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. We believe this patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeastern Asia, particularly Vietnam and Bangladesh.

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and Mr. Xue holds a 70% interest, pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $8,640,000) and had invested RMB 59.8 million ($8,610,759 at December 31, 2016, for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.2 million), of which Mr. Xue has contributed RMB 20,000,000 (approximately $2.9 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $28.8 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 120,000,000 (approximately $25.9 million) of his commitment during the first half of 2017. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of December 31, 2016, Shengxin had not yet commenced operations. The agreement anticipates that all projects will be completed within two years. There are no provisions for additional projects, and we cannot assure you that we would participate in any projects beyond the scope of the present agreement with Mr. Xue.

During the project construction period, we will have the priority to supply components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors. However, we cannot assure you that we can develop a competitive product at a competitive price.

The solar farm industry is China is subject to significant government regulation. In order to construct and operate solar farms in China, it is necessary to obtain a permit for a specific location, to obtain leasehold rights to a significant amount of contiguous land parcels in provinces where there is sufficient sunlight for most of the year to support a solar farm and to have an agreement to connect with the local grid. The development of solar farms requires significant funding, which, if financing is not available, would have to be provided by Dyeing and Mr. Xue. There are no agreements relating to the funding obligations of either Dyeing or Mr. Xue with respect to any specific project. Shengxin anticipates that to the extent that it obtains permits for solar farms, it will form a new subsidiary for the sole purpose of obtaining the permit for a specific location and constructing the solar farm at that location. The nature of the parties’ respective investments and the respective equity interest in any solar farm project will be determined on a case-by-case basis. To the extent that Mr. Xue develops the project, he may receive an equity interest in the project greater than the percentage of his equity investment, with the specific amount being subject to mutual agreement of the parties.

Our investment in Shengxin is subject to a high degree of risk. We cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project.

Marketing and Distribution

All of our revenue is derived from the sale of textile dyeing and finishing machines in China. We presently sell our products in Jiangsu and Zhejiang Provinces, both regions with significant textile production, as well as in many of the coastal regions of China such as Shandong and Guangdong provinces.

We market and sell our products through our internal sales force, which is based in our facilities in Wuxi. Our marketing programs include industrial conferences, trade fairs, sales training and advertising. Our sales and marketing groups work closely with our manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products directly to many of China’s largest textile producers. However, as the large textile producers purchase equipment that complies with the Chinese regulations, they have less of a need for new equipment and many of the smaller textile producers do not have the available funding or credit facilities to enable them to purchase capital equipment such as our dyeing and finishing equipment.

Growth Strategies

According to China’s National Development and Reform Commission, the main focus of the country’s textile industry has shifted from gaining competitive advantages based on labor costs toward the objectives of developing scientific and technological innovation as well as brand creation.

In support of this objective, we are continuing our efforts to develop and implement next-generation low energy consumption and high heating efficiency features to our machines. The current emphasis of our efforts continues to be on increasing automation features in our existing products and implementing power line communication technology throughout our production facilities to enable our customers to reduce their use of electricity and water. However, we experienced softer demand for our low-emission airflow dyeing machines as many of our customers already upgraded to newer models and much of our remaining customer base does not have the ability to make significant capital expenditures at this time. As a result, our sales in this segment declined from $29.0 million in 2015 to $17.4 million in 2016, and we cannot assure you that we will be able to increase our sales to his market.

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

However, in trying to market our equipment to smaller textile companies, competition may be based more on price than quality, and we may not be able to price competitively without seriously eroding our margins. It may be necessary for us to develop lower price machinery to meet the price needs of the smaller textile manufacturers.

Further, as Chinese textile companies face competition from countries with a lower labor cost, the Chinese market for our equipment may decrease and we may not be able to market successfully to textile manufacturers in other countries.

Source of Supply

Stainless steel and other metals are the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. For the textile machinery business, the price of steel can have more significant impact. Any significant rise in the price of or demand for stainless steel could have an adverse effect on our results of operations. Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business. Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

Research and Development

We incurred research and development expense in the amount of $304,000 and $99,000 related to the development and improvement of our new dyeing machinery in 2016 and 2015, respectively. We are continuing product development with respect to the new dyeing machinery.

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

Business License

Dyeing has been issued a business license with the appropriate municipal and provincial government which specifically authorizes it to operate its business. The business license, which is subject to annual review by the issuing agency, is current as of the date of this annual report. No additional approval or license is required for the manufacturing and sale of the textile dyeing and finishing machines.

ISO Certification

We have received the certificate to manufacture D1 and D2 levels of pressure vessels, which includes our current line of dyeing machines, from the Quality and Technical Supervision Bureau of Jiangsu Province. We received the certificate on December 7, 2007 and renewed it on December 21, 2015. This certificate expires on December 20, 2019.

Circular 106 Compliance and Approval

On May 31, 2007, the State Administration of Foreign Exchange, or SAFE, issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, in early September 2007, the owners of 100% of the equity in the Huayang Companies, namely Jianhua Wu and his wife, Lihua Tang, submitted their application to SAFE. On October 11, 2007, SAFE approved their application, permitting them to establish an offshore company, Fulland, as a “special purpose vehicle” for any foreign ownership and capital raising activities by the Huayang Companies. After SAFE’s approval, Mr. Wu and Ms. Tang became the majority owners of Fulland on October 11, 2007. Fulland was acquired by us in November 2007.

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

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment.

We intend to apply for more patents to protect our core technologies. We also have confidentiality and non-competition policies in place as part of our company employment guideline which is given to each employee, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

Employees

As of April 12, 2017, we had 123 full time employees, comprised of five executives, managers and administrative staff, three accounting staff, three quality control staff, seven marketing and salespeople, one purchasing staff, three designers, seven logistic and cafeteria staff, five factory overhead staff and 89 manufacturing staff.

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

Risks Related to Our Business

For the year ended December 31, 2016, we incurred losses from continuing operations of $1.4 million, we cannot assure you that our losses will not continue and we believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a loss from continuing operations of $1,393,222 for the year ended December 31, 2016. The net cash used in operations were $6,948,531 for the year ended December 31, 2016. Additionally, during the year ended December 31, 2016, revenues decreased by 40.1% as compared to the year ended December 31, 2015. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending December 31, 2017.

We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2016 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred loss from continuing operations, generated negative cash flow from operating activities and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending December 31, 2017.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss from continuing operations for 2016 and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. Because we were delinquent on filing a current report on Form 8-K, we are not eligible to raise money by using a Form S-3, which may make it more difficult to raise funds and may make the terms of any financing less favorable to us. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2016, we had outstanding short-term bank loans of $2.2 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

A decrease in supply or increase in cost of the materials used in our products could impair our ability to generate profitable operations.

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

We believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Although we are seeking to address these requirements, our failure to introduce and develop a market for these and any other new or enhanced products on a timely and cost-competitive basis, as well as the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

The market for our dyeing and finishing equipment is depending upon the competiveness of the Chinese textile industry.

With consumers looking for lower prices in textile products, Chinese textile manufactures complete with manufacturers in other countries that have a lower labor cost than China. We only sell our dyeing and finishing equipment in China, and we may not be able to develop any market for our equipment outside of China. To the extent that Chinese textile companies either lose business or potential business to other countries or seek to manufacture in those countries, the market for our equipment may decline significantly.

Because we face intense competition from companies that have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The markets for products are intensely competitive. Many of our competitors have established more prominent market positions as well as existing relationship with potential customers, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations. Further, from time to time, we have had to adjust the prices of our products to remain competitive. Because many of the smaller textile manufactures may not have the funds or credit availability to purchase our products, unless we can develop a cheaper model we may not be able to maintain margins if we are to increase sales.

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

Our ISO certifications expire in 2019, and our failure to maintain these certifications could impair our ability to obtain customers for our products.

Since our ISO certifications expire in 2019, we need to complete the renewal process in order to continue to maintain these certifications. The renewal process requires an inspection of our facilities by an independent inspection company. Our failure to maintain, or any delay in obtaining, a continuation of our ISO certification could impair our ability to attract business which could affect both our revenue and our gross margin.

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

As of April 12, 2017, our officers and directors and members of their families beneficially owned 29.4% of our outstanding voting shares. Our by-laws provide that a quorum for action by stockholders is one-third of the outstanding shares. Consequently, these stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Our business is conducted through Dyeing, which is owned by our chief executive officer and his wife.

In 2016, all of our revenues were generated by Dyeing, which is a variable interest entity that is owned by our chief executive officer and his wife and whose financial results are included with ours because Dyeing is deemed as variable interest entity and we are the sole beneficiary of their operations. The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies. Pursuant to these agreements, we are responsible for the operations of the Dyeing and receive the benefits of those operations. However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreement. Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

Risks Related to our Equity Method Investment in Shengxin

With our investment in Shengxin, we will be dependent upon the efforts of a third party to generate income.

In December 26, 2016, we formed Shengxin with Xue Miao, an independent third party. Shengxin plans to develop, construct and maintain photovoltaic power generations projects, known as solar farms, in China. We have no experience in the development, construction or operation of solar farm and we will be relying entirely on the ability of Mr. Xue to identify, obtain rights to, develop, construct and maintain the solar farms and identify and hire the necessary key personnel and executives to conduct such business profitably, if at all. We cannot assure you that Shengxin will ever operate profitably or that we will generate any return on our investment. In the event that Shengxin does not develop a significant stream of earnings for us, it may be necessary for us to write down our investment in Shengxin.

The solar farm business is capital intensive and we may be required to make additional capital contributions.

The solar farm business is capital intensive and we may be required to make further investments in either Shengxin and in any subsidiary which Shengxin may form for a specific project. In order to construct a solar farm in China, it is necessary to obtain a permit for a specific project. Typically, the solar farm company forms a separate subsidiary to hold the permit and construct the solar farm project. Each project is separately funded, and we cannot estimate whether our initial investment will be sufficient to enable Shengxin to complete any solar farm projects. We presently do not have the funds or borrowing ability to enable us to make further investment in Shengxin. If we are required to make additional capital contributions and do not have the ability to do so, our interest in Shengxin or in any specific project may be significantly reduced.

Shengxin may not be successful in developing its solar farm project business in China.

In order to conduct the solar farm project business in China, Shengxin will need to:

●	obtain required governmental approval and permits;

●	complete any applications that may be necessary to enable Shengxin or the end user to take advantage of available government benefits;

●	identify and obtain land use rights for significant contiguous parcels of land in areas where there is sufficient sunlight to justify a solar farm;

●	resolve any problems with residents and businesses in the area where the solar farm is to be constructed;

●	negotiate an interconnection agreement with the utility or government Electricity Bureau;

●	obtain substantial financing for each project, and initial investment will not be sufficient to provide Shengxin with such financing;

●	unless Shengxin intends to operate the solar farm for its own account, identify a buyer of the project and negotiate a purchase and sale contract with a project buyer, which may involve the sale of the project to the buyer and an agreement with the buyer for Shengxin to design and perform the construction work on the project on time and within the budget;

In the event that Shengxin is not able to satisfy any of these conditions, it may not be able to generate income, and it may be necessary for Shengxin to suspend or terminate these operations. Further, the development of solar projects also may be adversely affected by many other factors outside of our or Shengxin’s control, such as inclement weather, acts of God, and delays in regulatory approvals or in third parties’ delivery of equipment or other materials, shortages of skilled labor. We cannot assure you that Shengxin will be able to engage in the solar farm business successfully. Shengxin’s failure to operate this business successfully will materially impair our financial condition and the results of our operations.

Delays in construction of solar farms could increase Shengxin’s costs and impair its revenue stream, which would impair our ability to generate income from our investment in Shengxin.

In the development and construction of solar farm projects, Shengxin will incur significant costs prior to completion. Any delay in completing a project would delay Shengxin’s generation of revenues as well as its recognition of revenue from the project. Delays can result from a number of factors, many of which are beyond our or Shengxin’s control, and include, but are not limited to:

●	unanticipated changes in the project plans;

●	defective or late delivery of components or other quality issues with components;

●	difficulty in obtaining and maintaining required permits;

●	difficulty in receiving timely payments from the customers;

●	changes in regulatory requirements;

●	failure to obtain financing, and additional conditions required by lenders;

●	unforeseen engineering and construction problems;

●	labor problems and work stoppages;

●	equipment problems;

●	adverse weather, environmental, and geological conditions, including floods, earthquakes, landslides, mudslides, sandstorms, drought, or other inclement weather and climate conditions or natural disasters; and

●	cost overruns resulting from the foregoing factors as well as our miscalculation of the actual costs.

Shengxin is dependent upon Mr. Xue to operate its business.

Shengxin’s business is largely dependent upon the continued efforts of Mr. Xue. Shengxin does not have an employment agreement with Mr. Xue and Mr. Xue has interests in other companies in the solar farm business. The loss of Mr. Xue or his failure or inability to devote significant time to Shengxin’s business could affect its ability to operate profitably. The loss of Mr. Xue could have a material adverse effect upon Shengxin’s ability to develop and operate its business. Shengxin’s failure to develop senior management personnel will impair Shengxin’s ability to generate revenue and operating income which could impair our overall operations and financial condition.

Because Mr. Xue has other interests in the solar farm business, he may have a conflict of interest with Shengxin.

Because Mr. Xue has an interest in Shengxin as well as other companies in the solar farm business, he may be in a position to determine whether Shengxin or another company makes a bid for a specific permit and he may have the ability to place competing bids for the same project. Further, our agreement with Mr. Xue contemplates that projects will be completed within two years. There is no agreement with respect any projects that would be developed after the two year period. We cannot assure you that Mr. Xue will continue with us regardless of whether we complete the initial projects or whether the projects are successful and generate revenue.

Changes in the PRC Government policies on solar power and industry conditions could affect Shengxin’s ability to generate business in China.

Shengxin’s ability to develop business in China is dependent upon the continuation of government policies relating to solar power and the relationship between the solar farm owner and the local utility. Any changes in the policies or practices that affect the solar power industry could make the construction and operation of a solar farm less desirable. Delays in payments from the utilities or difficulties in connecting with the grid could also make solar farms less attractive. We cannot assure you that changes in law or practices will not impair Shengxin’s ability to conduct its business.

Shengxin’s business is dependent on the continuation of government benefits.

In many areas in China, solar farms, particularly on-grid photovoltaic systems, would not be commercially viable without government subsidies or economic incentives. The cost of generating electricity from solar energy in these markets currently exceeds, and very likely will continue to exceed for the foreseeable future, the cost of generating electricity from conventional or other renewable energy sources. These subsidies and incentives have been primarily in the form of set electricity prices and performance incentive programs, to solar farm operators. To the extent that these incentives are not available, it may not be economical for Shengxin to develop and operate solar forms in these regions.

Shengxin competes with other firms for a limited number of available permits.

In China permits for solar farms are granted by the local government agency and a list of available permits is published by the agency. There is a limited number of potential customers as well as a limited number of permits available and Shengxin will compete with other firms in seeking to obtain permits. In seeking permits, Shengxin will compete with other companies, many of which have significantly greater financial resources and are better known than Shengxin. Further, many of Shengxin’s competitors may have or can develop relationships with both the government officials who issue the permits as well as the buyers of the projects. We cannot assure you that Shengxin will be able to obtain the necessary permits or enter into agreements with end users. Shengxin’s failure to obtain the permits and enter into agreements would impair its ability to generate revenue from this business.

Because of the amount of land required for a solar farm, it may be difficult to obtain the necessary land use rights, which may increase the cost of the land.

There is no private ownership of land in China, and the owner or operator of a solar farm must obtain the necessary land use rights from the applicable government agency. Solar farms require a substantial amount of land, which could be in the range of 800 to 3,500 acres, for the construction of the solar farm. It is also crucial to have a land parcel close to the grid connection point in order both to control the cost for the construction of transmission line and to avoid the electricity transmission loss. The shortage of available land may also result in an increase in the cost of the land use rights as well as increased completion for the land use rights. Further, since the land is owned by the government, the government has the ability to determine the best use of the limited available land and it might determine that the land could be used for other purposes that solar farms. If Shengxin cannot obtain sufficient land use rights at a reasonable cost, it may be reluctant to make the investment in solar farms. Further, changes in the size of a project may result in increased costs as well as construction difficulties.

Shengxin may fail to comply with laws and regulations regarding the development, construction and operation of solar power projects and photovoltaic production projects in China.

The development, construction and operation of solar power projects and photovoltaic production projects are highly regulated activities. Shengxin’s operations are governed by different laws and regulations, including national and local regulations relating to urban and rural planning, building codes, safety, environmental protection, fire control, utility transmission, engineering and metering and related matters. Shengxin’s failure to obtain or maintain any required approvals, permits, licenses, filings or to comply with the conditions associated therewith could result in fines, sanctions, suspension, revocation or non-renewal of approvals, permits or licenses, or even criminal penalties, which could have a material adverse effect on its business, financial condition and results of operations. Any new government regulations pertaining to solar power projects may result in significant additional expenses to the development, construction and operation of solar power projects and, as a result, could cause a significant reduction in demand for solar power projects and services. We cannot assure you that Shengxin will be able to promptly and adequately respond to changes of laws and regulations, or that its employees and contractors will act in accordance with our internal policies and procedures. Failure to comply with laws and regulations where Shengxin develops, constructs and operates solar power projects may materially adversely affect its business, financial condition and results of operations.

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

Our contractual arrangements with the Dyeing and its shareholders may not be as effective in providing control over these entities as direct ownership.

Since the law of the PRC limits foreign equity ownership in companies in China, we operate our business through the Dyeing. The equity in Dyeing is owned by our chief executive officer and his wife, and we have no equity ownership interest in Dyeing. We rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be effective in providing control over Dyeing as direct ownership. For example, Dyeing could fail to take actions required for our business despite its contractual obligation to do so. If Dyeing fails to perform under its agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that Dyeing’s shareholders would always act in our best interests.

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

We conduct our operations through Dyeing, a variable interest entity. We rely on dividends and working capital advances from our subsidiaries for our cash needs, including the funds necessary to pay any dividends which we may declare and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends and working capital advances by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each subsidiary and VIE entity is also required to set aside at least 10% of its after-tax profit based on China’s accounting standards each year to its general reserves until the accumulated amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

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

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Renminbi into foreign currencies and, if Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in the PRC use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Renminbi. Accordingly, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on PRC government policies and the PRC’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, in July 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar. Under the new policy, Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Renminbi appreciated more than 20% against the U.S. dollar in the following three years. Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. On June 19, 2010, the People’s Bank of China, or the PBOC, announced that the PRC government would further reform the Renminbi exchange rate regime and increase the flexibility of the exchange rate. It is difficult to predict how this new policy may impact the Renminbi exchange and the Renminbi may not be stable against the U.S. dollar or any other foreign currency.

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

Due to various restrictions under PRC laws on the distribution of dividends by PRC operating companies or contractual provisions in future debt instruments, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by Wholly-Foreign Owned Enterprises, or WFOEs. Under these regulations, WFOEs may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, they are required to set aside each year 10% of its net profits, if any, based on PRC accounting standards, to fund a statutory surplus reserve until the accumulated amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of our WFOE.

Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the economic value from the operations of our PRC subsidiary through contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Because our principal assets are located outside of the United States and our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce foreign judgments or bring original actions in the PRC against us or our management.

All of our officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and all of their assets are located outside of the United States. The PRC does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts.

In addition, since we are incorporated under the laws of the Cayman Islands and our corporate affairs are governed by the laws of the Cayman Islands, it may not be possible for investors to originate actions against us or our directors or officers based upon PRC laws, and it may be difficult, if possible at all, to bring actions based upon Cayman Islands laws in the PRC in the event that you believe that your rights as a shareholder have been infringed.

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

The trading price of our common stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Quarterly variations in our results of operations.

●	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

●	Our ability to develop and market new and enhanced products on a timely basis.

●	Our ability to generate income from Shengxin.

●	Changes in governmental regulations or in the status of our regulatory approvals.

●	Changes in earnings estimates or recommendations by securities analysts.

●	Market reaction to problems encountered by other Chinese companies that became public companies in the United States through the reverse merger process.

●	Market reaction to reports written by investors about us and about Chinese companies in general.

●	General economic conditions and slow or negative growth of related markets.

These broad market and industry factors may seriously affect the market price of our Common Stock, regardless of our actual operating performance.

Any failure to meet the Nasdaq continued listing requirements may result in our delisting.

During 2016, our stock failed to meet the NASDAQ continued listing requirement resulting from our failure to maintain a $1.00 bid price and our failure to maintain a minimum market value of publicly held common stock. In order to maintain our listing on Nasdaq Capital Market, on February 24, 2017 and effective on March 20, 2017, we effected a one-for-four reverse split. In the event that our stock price falls below $1.00 per share, we may not be able to maintain our NASDAQ listing, which could have a material adverse effect on the market for and the market price of our common stock.

If we fail to develop and maintain effective internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We continuing attempt to institute changes to satisfy our obligations in under the Sarbanes-Oxley Act. In Item 9A of this annual report, we report that our disclosure controls and procedures and our internal controls over financial reporting were not adequate at December 31, 2016. We are continuing to attempt to institute changes to satisfy our obligations under the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

On December 23, 2016, we entered into a lease agreement with a third party, to whom we sold the stock of Fulland Wind, whereby we will leave a factory building owned by us to this individual at an annual rental of RMB 680,566 (approximately $98,000). The lease has a ten-year term, commencing January 1, 2017.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Capital Market under the symbol “CLNT” since December 29, 2011. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2016 and 2015. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2016		2015
	High	Low	High	Low
First quarter	$5.96	$4.24	$15.36	$11.88
Second quarter	5.72	3.60	14.28	11.68
Third quarter	7.20	3.70	12.24	4.44
Fourth quarter	$4.44	$2.41	$10.52	$4.24

On April 13, 2017, the last sale price of our common stock as reported by NASDAQ was $4.75 per share.

Shareholders

As of April 13, 2017, we had approximately 1,121 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	20,000
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2016, there were 20,000 shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

None

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

We design and produce airflow dyeing machines, which use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. With the China government’s mandate to phase out older machinery in China’s textile industry that does not meet the new environmental standards, although our revenue from this segment declined in 2016, in the long-term we expect to increase our revenue from this segment. Our new after-treatment drying and compacting machine is used in the final finishing of knitted material, such as cotton, and is designed to improve the softness, reduce shrinkage and ensure better dimensional stability. We developed a new garment washing machine for denim. It is made of stainless steel and customized for use by Chinese jeans manufacturers, the machine is capable of stone wash, enzyme wash and other water washing techniques.

Currently, we focus on investing in research and development to improve our competitive position. In August 2016, we purchased the technology use right for a patent that covers ozone-ultrasonic textile dyeing equipment. We believe this new patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeast Asia. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At December 31, 2016, Shengxin had not yet commenced operations. During the project construction period, we will have the priority to supply components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors.

At December 31, 2016 our investment in Shengxin amount to approximately $8.6 million. Our investment in Shengxin is subject to a high degree of risk. We cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project.

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries, On December 30, 2016, we sold the stock in Fulland Wind, the subsidiary that operated our forged rolled rings and related components business, to a non-affiliated third party, as a result of which the forged rolled rings and related components business is reflected as a discontinued operations for all periods presented. As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2016, the buyer of Fulland Wind has not obtained the release by Dyeing, the Company’s chief executive officer and his wife of their guarantees. The Company expects that Dyeing, the chief executive officer and his wife will be released from their guarantee of these bank loans by the end of April 2017, although it cannot give assurance as to whether or when such releases will be obtained.

Additionally, during 2016 and 2015, we operated a petroleum and chemical equipment segment, in which we manufactured and sold petroleum and chemical equipment. Because of a significant decline in revenues from this segment, we determined that we would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented.

Recently, difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our business. As a result, we experienced softer demand for our low-emission airflow dyeing machines as many of our potential customers already upgraded to newer models and we believe that much of our remaining potential customer base does not have the ability to make significant capital expenditures at this time. As a result, if we are to sell our products to the smaller textile manufacturers, it may be necessary for us to design and market a cheaper machine that meets the Chinese government requirements or reduce prices which would impact both revenues and gross margin.

Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to the textile industry, environment issues and alternative energy as well as the competitiveness of Chinese textile manufactures at a time when consumers are looking for lower prices and manufactures are looking to produce in a country that has lower labor costs than China, all of which affects the market for our dyeing and finishing equipment. Our business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our revenues in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Three major suppliers provided 41% of our purchases of inventories for the year ended December 31, 2016. Two major suppliers provided 44% of our purchases of inventories for the year ended December 31, 2015. No other supplier accounted for 10% or more of our purchases during the years ended December 31, 2016 and 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, the fair value of equity method investment, the fair value of assets held for sale and the valuation of equity transactions.

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

Dyeing is considered a VIE, and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Dyeing pursuant to which we shall receive 100% of Dyeing’s net income. In accordance with these agreements, Dyeing shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service Dyeing.

The accounts of the Dyeing are consolidated in the accompanying financial statements. As a VIE, Dyeing’s sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of the Huayang Companies’ net income, and their assets and liabilities are included in our consolidated balance sheets. The VIEs do not have any non-controlling interest and, accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Dyeing that require consolidation of the Dyeing’s financial statements with our financial statements.

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

Patent Use Rights

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. We amortize the exclusive patent use right over the term of the patent.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

We recognize revenues from the sale of dyeing and finishing equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For 2016 and 2015, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

Stock-based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the vesting period or immediately if the award is non-forfeitable. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Currency Exchange Rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiary and VIEs is the RMB. All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating subsidiary. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

The following table sets forth the results of our operations for the years ended December 31, 2016 and 2015 indicated as a percentage of revenues (dollars in thousands):

	Years Ended December 31,
	2016		2015
	Dollars	Percentage	Dollars	Percentage
Revenues	$17,364	100.0%	$29,011	100.0%
Cost of revenues	14,818	85.3%	22,514	77.6%
Gross profit	2,546	14.7%	6,497	22.4%
Operating expenses	3,858	22.2%	2,176	7.5%
(Loss) income from operations	(1,312)	(7.5)%	4,321	14.9%
Other expense, net	(81)	(0.5)%	(106)	(0.4)%
(Loss) income from continuing operations before provision for income taxes	(1,393)	(8.0)%	4,215	14.5%
Provision for income taxes	-	-	1,217	4.2%
(Loss) income from continuing operations	(1,393)	(8.0)%	2,998	10.3%
Loss from discontinued operations, net of income taxes	(10,286)	(59.2)%	(15,768)	(54.4)%
Net loss	(11,679)	(67.3)%	(12,770)	(44.1)%
Other comprehensive loss:
Foreign currency translation adjustment	(4,820)	(27.8)%	(4,769)	(16.4)%
Comprehensive loss	$(16,499)	(95.0)%	$(17,539)	(60.5)%

Revenues. For the year ended December 31, 2016, revenues from the sale of dyeing and finishing equipment decreased by $11,647,000, or 40.1%, as compared to the year ended December 31, 2015. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2016 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. In addition, our business was also affected by government actions requiring textile manufacturers in Zhejiang province to temporarily cease operations in order to improve air quality ahead of the G20 Summit in Hangzhou during September 2016. Accordingly, our revenues decreased in 2016 as compared to 2015. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its’ current level in the near future, although declines are possible.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs. For the year ended December 31, 2016, cost of revenues was $14,818,000 as compared to $22,514,000 for the year ended December 31, 2015, a decrease of $7,969,000, or 34.2%.

Gross profit and gross margin. Our gross profit was $2,546,000 for the year ended December 31, 2016 as compared to $6,497,000 for the year ended December 31, 2015, representing gross margins of 14.7% and 22.4%, respectively, a decrease year over year. The decrease in our gross margin for 2016 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and a slight increase in labor costs. We expect that our gross margin from dyeing and finishing equipment segment will remain at its current levels although a decrease is possible as we try to market our equipment to the smaller textile manufactures.

Operating expenses. For the year ended December 31, 2016, operating expenses were $3,859,000 as compared to $2,175,000 for the year ended December 31, 2015, an increase of $1,684,000, or 77.4%, and consisted of the following:

Depreciation. Depreciation was $3,829,000 and $4,364,000 for the years ended December 31, 2016 and 2015, respectively. Depreciation for the years ended December 31, 2016 and 2015 was included in the following categories (dollars in thousands):

	Years Ended December 31,
	2016	2015
Cost of revenues	$3,311	$3,776
Operating expenses	518	588
Total	$3,829	$4,364

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,999,000 for the year ended December 31, 2016, as compared to $1,541,000 for the year ended December 31, 2015, an increase of $458,000, or 29.8%. Selling, general and administrative expenses for the years ended December 31, 2016 and 2015 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2016	2015
Professional fees	$998	$289
Payroll and related benefits	379	578
Travel and entertainment	146	232
Shipping	141	201
Other	335	241
Total	$1,999	$1,541

●	Professional fees for the year ended December 31, 2016 increased by $709,000, or 245.6%, as compared to the year ended December 31, 2015. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $531,000 incurred and paid to two companies which performed consulting services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, an increase in stock-based consulting fees of approximately $118,000 incurred and paid to our consultant, and an increase in legal service fees of approximately $63,000, offset by a decrease in other miscellaneous items of approximately $3,000.

●	Payroll and related benefits for the year ended December 31, 2016 decreased by $199,000, or 34.5%, as compared to the year ended December 31, 2015. The decrease was mainly attributable to a decrease in stock-based compensation of approximately $166,000 which reflected the decrease in stock-based compensation and bonus incurred and paid to our management in the year ended December 31, 2016, and a decrease in employee salaries and related benefits of approximately $33,000 due to the reduction in staff resulting from our significant decline in sales and the stricter control in general and administrative personnel. We expect that payroll and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	Travel and entertainment expense for the year ended December 31, 2016 decreased by $86,000, or 36.8%, as compared to the year ended December 31, 2015. The decrease in the year ended December 31, 2016 was primarily attributable to the decrease in travel and entertainment activities due to stricter control on corporation expenditure.

●	Shipping expense for the year ended December 31, 2016 decreased by $60,000, or 29.6%, as compared to the year ended December 31, 2015. The decrease for the year ended December 31, 2016 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the year ended December 31, 2015.

●	Other selling, general and administrative expenses for the year ended December 31, 2016 increased by $94,000, or 38.6%, as compared to the year ended December 31, 2015. The increase in the year ended December 31, 2016 was primarily attributable to an increase in amortization for our patent we purchased in August 2016 of approximately $94,000.

Bad debt expense (recovery). For the years ended December 31, 2016 and 2015, we recorded bad debt expense (recovery) of $1,038,000 and $(52,000), respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

Research and development expenses. Research and development expenses were $304,000 for the year ended December 31, 2016, as compared to $99,000 for the year ended December 31, 2015, an increase of $205,000, or 207.8%. The increase in 2016 was primarily attributable to the increase in research and development activities as compared to 2015. Research and development expenses related to the development of new dyeing and finishing products.

(Loss) income from operations. As a result of the factors described above, for the year ended December 31, 2016, loss from operations amounted to $(1,312,000), as compared to income from operations of $4,321,000 for the year ended December 31, 2015.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), and other income. For the year ended December 31, 2016, total other expense, net, amounted to $81,000 as compared to $106,000 for the year ended December 31, 2015, a decrease of $25,000, or 23.6%. The decrease in other expense, net, was primarily attributable to a decrease in interest expense of $19,000.

Income tax provision. Income tax expense was $0 for the year ended December 31, 2016, as compared to $1,217,000 for the year ended December 31, 2015, a decrease of $1,217,000, or 100.0%. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

(Loss) income from continuing operations. As a result of the foregoing, our loss from continuing operations was $1,393,000, or $(1.17) per share (basic and diluted), for the year ended December 31, 2016, as compared with income from continuing operations of $2,998,000, or $3.04 per share (basic and diluted), for the year ended December 31, 2015, a change of $4,391,000, or 146.5%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $10,286,000, or $8.64 per share (basic and diluted), for the year ended December 31, 2016, as compared with loss from discontinued operations of $15,768,000, or $16.01 per share (basic and diluted), for the year ended December 31, 2015, a change of $5,482,000 or 34.8%.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Fiscal Years Ended December 31,
	2016	2015
Revenues	$595,855	$20,554,626
Cost of revenues	1,562,774	19,701,621
Gross (loss) profit	(966,919)	853,005
Operating expenses:
Impairment losses	1,660,305	7,016,658
Loss from sales contract dispute (1)	-	5,806,778
Other operating expenses	1,124,304	3,592,745
Total operating expenses	2,784,609	16,416,181
Loss from operations	(3,751,528)	(15,563,176)
Other expense, net	(74,997)	(77,855)
Loss from discontinued operations before income taxes	(3,826,525)	(15,641,031)
Income taxes	-	127,345
Loss from discontinued operations, net of income taxes	(3,826,525)	(15,768,376)
Loss on disposal of discontinued operations	(6,459,407)	-
Loss from discontinued operations, net of income taxes	$(10,285,932)	$(15,768,376)

(1)	In December 2015, we received a notice of contract termination in writing from our largest customer alleging breach of contract for late delivery of product and for delivery of product with quality defects, as described above. This customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of 36,103,640 RMB which was reflect as a liability at December 31, 2015. In connection with this contingent liability, we recorded a loss from sales contract dispute of $5,807,000 which has been reflected in operating expenses on the accompanying statements of operations and comprehensive loss. We did not have any sales contract dispute in 2016.

Net loss. As a result of the foregoing, our net loss was $11,679,000, or $(9.81) per share (basic and diluted), for the year ended December 31, 2016, as compared with net loss $12,770,000, or $(12.97) per share (basic and diluted), for the year ended December 31, 2015, a change of $1,091,000, or 8.5%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $4,820,000 for the year ended December 31, 2016, as compared to a foreign currency translation loss of $4,769,000 for the year ended December 31, 2015. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the year ended December 31, 2016 of $16,499,000, compared to comprehensive loss of $17,539,000 for the year ended December 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2016 and 2015, we had cash balances of $1,481,000 and $18,790,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	December 31, 2016		December 31, 2015
United States	$1	*	$13	*
China	1,480	99.96%	18,777	99.93%
Total cash and cash equivalents	$1,481	100.0%	$18,790	100.0%

*     Less than 0.1%

The following table sets forth a summary of changes in our working capital from December 31, 2015 to December 31, 2016 (dollars in thousands):

	December 31, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$26,592	$39,473	$(12,881)	(32.6)%
Total current liabilities	5,053	14,542	(9,489)	(65.2)%
Working capital	$21,539	$24,931	$(3,392)	(13.6)%

Our working capital decreased by $3,392,000 to $21,539,000 at December 31, 2016 from $24,931,000 at December 31, 2015. This decrease in working capital is primarily attributable to:

●	A decrease in cash and cash equivalent of $17,309,000, and

●	A decrease in assets of discontinued operations related to the sale of our subsidiary of $4,139,000;

Offset by:

●	An increase in accounts receivable, net of allowance for doubtful accounts, of $2,250,000 mainly due to China government’s tight monetary policy,

●	An increase in inventories, net of reserve for obsolete inventories, of $727,000 in order to satisfy expected increase in customers’ orders,

●	An increase in advances to suppliers of $682,000,

●	An increase in deferred tax assets of $165,000,

●	An increase in receivable from sale of subsidiary related to the sale of our subsidiary of $4,838,000,

●	A decrease in short-term bank loans of $228,000,

●	A decrease in accounts payable of $1,026,000,

●	A decrease in liabilities of discontinued operations of $7,596,000 primarily related to the payment of an accrued liability made to resolve the dispute in 2016 for claimed sale contract dispute of $5,562,000,

●	A decrease in accrued expenses of $242,000,

●	A decrease in VAT and service taxes payable of $139,000,

●	A decrease in income taxes payable of $181,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was $6,949,000 for the year ended December 31, 2016 as compared to net cash flow provided by operating activities of $11,731,000 for the year ended December 31, 2015, a change of $18,680,000.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected our net loss of $11,679,000, and changes in operating assets and liabilities primarily consisting of a significant increase in accounts receivable of $5,907,000 mainly due to China government’s tight-money policy in year 2016 resulting in a slowdown in payments to vendors such as us, an increase in inventories of $874,000 reflecting the decline in sales, an increase in advances to suppliers of $743,000, an increase in deferred tax assets of $188,000, a decrease in accounts payable of $958,000, a decrease in accrued expenses of $173,000, a decrease in VAT and service taxes payable of $133,000, a decrease in income taxes payable of $171,000, a decrease in liabilities of discontinued operations of $6,376,000 due to the sale of our Fulland Wind during the fourth quarter of 2016, offset by a decrease in assets of discontinued operations of $2,660,000, and the add-back of non-cash items primarily consisting of depreciation of $5,553,000, amortization of intangible assets of $189,000, increase in allowance for doubtful accounts of $2,756,000, loss on sale of subsidiary of $6,459,000, loss from impairment of property and equipment – discontinued operations of $1,660,000, and stock-based compensation and fees of $927,000.

●	Net cash flow provided by operating activities for the year ended December 31, 2015 primarily reflected the add-back of non-cash items primarily consisting of depreciation of $8,129,000, amortization of intangible assets of $95,000, increase in allowance for doubtful accounts – discontinued operations of $2,108,000, increase in reserve for obsolete inventories – discontinued operations of $962,000, loss from impairment of property and equipment – discontinued operations of $7,017,000, loss from contract dispute – discontinued operations of $5,807,000 as discussed in elsewhere in this report, and stock-based compensation and fees of $286,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $1,173,000, and a decrease in inventories of $1,469,000, offset by our net loss of $12,770,000, and changes in operating assets and liabilities primarily consisting of an increase in assets of discontinued operations of $1,232,000, a decrease in accounts payable of $707,000, a decrease in income taxes payable of $323,000, a decrease in liabilities of discontinued operations of $134,000.

Net cash flow used in investing activities was $10,452,000 for the year ended December 31, 2016 as compared to $12,000 for the year ended December 31, 2015. For the year ended December 31, 2016, net cash flow used in investing activities reflects the purchase of patent use rights of $2,408,000, purchase of property and equipment of $1,209,000, payments made for equity method investment of $9,001,000, offset by cash received from sale of Fulland Wind of $2,168,000. For the year ended December 31, 2015, net cash flow used in investing activities reflects the purchase of property and equipment of $12,000.

Net cash flow provided by financing activities was $610,000 for the year ended December 31, 2016 as compared to $161,000 for the year ended December 31, 2015. During the year ended December 31, 2016, we received proceeds from bank loans of $3,763,000, received proceeds from the decrease in restricted cash of $60,000, and received proceeds from sale of common stock of $753,000, offset by repayments for bank loans of $3,838,000, payments for the decrease in bank acceptance notes payable of $60,000 and increase in restricted cash – discontinued operations of $68,000. During the year ended December 31, 2015, we received proceeds from bank loans of $4,503,000, and received proceeds from increase in bank acceptance notes payable of $193,000, offset by repayments for bank loans of $4,343,000, and payments for the increase in restricted cash of $193,000.

We have historically funded our capital expenditures through cash flow provided by operations and bank loans. As of December 31, 2016, we have contractual commitments of RMB 0.2 million (approximately $29,000) related to an equity investment commitment. We intend to fund the cost with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,160	$2,160	$-	$-	$-
Bank acceptance notes payable	547	547	-	-	-
Total	$2,707	$2,707	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

Off-balance Sheet Arrangements

Except as discussed below, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Pursuant to an agreement dated December 23, 2016, we sold the stock of our subsidiary, Fulland Wind to a third party. As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2016, the buyer of Fulland Wind has not obtained the release by Dyeing and the Company’s chief executive officer and his wife of their guarantees. We expect to be released from these bank loans as a guarantor by the end of April 2017; however, we can give no assurance as to whether or when the guarantees will be released.

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2016 and 2015, we had unrealized foreign currency translation loss of approximately $4,843,000 and $4,769,000, respectively, because of changes in the exchange rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, and as evidenced by our failure to file an 8-K in a timely manner, our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and recently elected chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2016. Our absence of internal controls over financial reporting is reflected by our inability to file this Form 10-K on the initial filing date.

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during 2017 and have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2016. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	61	Chief executive officer, chairman and director
Wanfen Xu	36	Chief financial officer
Furen Chen[1]	72	Director
Xi Liu[1,2,3]	48	Director
Chengqing Tang[1,2,3]	52	Director
Ping Kee Lau [2,3]	67	Director

[1]	Member of the audit committee.
[2]	Member of the compensation committee.
[3]	Member of the corporate governance/ nominating committee.

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

Wanfen Xu has been our chief financial officer since March 1, 2016. Ms. Xu previously served as our chief financial officer from March 14, 2012 through December 12, 2012. From December 2012 until February 2016, Ms. Xu served as the financial controller of the Huayang Companies. Ms. Xu also served as the financial controller of Huayang Companies from 2009 to 2011.

Furen Chen, who has been a director since July 2012, is general manger and chairman of the board of Wuxi City ZhengCheng Accounting Services, Ltd., a position he has held since February 2000. From 1990 until February 2000, Mr. Chen was accounting manager at Qian Zhou Agricultural Financial Co., Ltd. Mr. Chen is a certified public accountant in China. We nominated Mr. Chen as a director because we believe that his finance and accounting experience is important to us as we improve our financial accounting controls.

Xi Liu, who has been a director since November 2007, has an extensive material engineering background, being a 1989 graduate of Jiangsu University of Technology with a degree in metal material and heat treatment, and having been trained at the Volvo facilities in Penta, Sweden in 1999. Immediately after graduating from the university, Mr. Liu worked at China FAW Group Corporation, the oldest and one of largest Chinese automakers, as an engineer, before leaving in 2005 as an assistant manager in the Purchasing Department of the Wuxi Diesel Engine Works plant. He then joined WAM Bulk Handling Machinery (Shanghai) Co., Ltd., part of the Italian industrial giant WAMGROUP, as a purchasing and sourcing manager, which is his current position. Mr. Liu’s background in engineering and his practical industrial experience is important to us as we plan and develop our business.

Chengqing Tang, who has been a director since March 2016, is a senior engineer at Wuxi City Wangsheng Mechanical Factory, a position he has held since 2001. Mr. Tang’s experience as an engineer is important in his service as a director.

Ping Kee Lau, who has been a director since March 2017, has been a director of Golden Creation Enterprise Limited since late 2014 and a director of Y.R.P. Investment Limited since 2013, both of which are investment entities. For more than two years prior thereto, Mr. Lau was a consultant to Y.R.P. Investment Limited. Mr. Lau received a B.A. in history from Chu Hai College in Hong Kong and his M.A. in philosophy for Ecole Pratique des Hautes Edudes in Paris.  Mr. Lau’s experience with investment entities is important to us.1

[1]	Appointed on March 20, 2017 in anticipation of a potential private sale of shares by certain of our affiliates. See Item 12.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Furen Chen, Chengqing Tang and Xi Liu, with Mr. Furen Chen serving as chairman. The compensation committee is comprised of Ping Kee Lau, Xi Liu and Chengqing Tang, with Mr. Ping Kee Lau as chairman. The corporate governance/nominating committee is comprised of Xi Liu, Chengqing Tang, and Ping Kee Lau, with Mr. Xi Liu as chairman.

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

The board and its committees held the following number of meetings during 2016:

Board of directors	4
Audit committee	3
Compensation committee	3
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had one meeting during 2016.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2016.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2016 and 2015 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2016. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu, chief executive officer (1)	2016 2015	36,126 35,384	0 0	132,000 68,600	0 0	168,126 103,984

Wanfen Xu, chief financial officer (2)	2016	7,542	0	0	0	7,542
	2015	7,616	0	0	0	7,616

Adam Wasserman, former	2016	0	0	0	0	0
chief financial officer (3)	2015	52,000	0	61,740	0	113,740

(1)	Mr. Wu’s 2016 compensation consisted of cash salary of $36,126 and 50,000 shares of common stock valued at $132,000. Mr. Wu’s 2015 compensation consisted of salary of $35,384 and 5,000 shares of common stock, valued at $68,600.
(2)	Ms. Xu has been our chief financial officer since March 1, 2016.
(3)	Mr. Wasserman had been our chief financial officer from December 2012 until his resignation on February 26, 2016. Mr. Wasserman’s compensation is paid to CFO Oncall Inc. where he serves as chief executive officer. Mr. Wasserman’s 2015 compensation included cash salary of $52,000 and stock based compensation of $61,740.

Employment Agreement

Currently, we have no employment agreements with any officer or director.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2016. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Chengqing Tang (1)	0	0	0
Xi Liu	0	0	0
Furen Chen	0	0	0
Frank Zhao (2)	0	0	0
Baowen Wang	0	0	0

(1)	Mr. Tang has been our director since March 22, 2016.
(2)	Mr. Zhao resigned as a director in March 2016.
(3)	Mr. Baowen Wang resigned as a director on March 20, 2017.

Long-Term Incentive Plans

In September 2016, the board of directors adopted, and in November 2016, the stockholders approved the 2016 long-term incentive plan, covering 125,000 shares of common stock. The 2016 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2016 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The board has granted the compensation committee the authority to administer the 2016 plan. Members of the committee are not eligible for stock options or stock grants pursuant to the 2016 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2016, we had issued a total of 105,000 shares of common stock pursuant to this plan.

The following table sets forth information as options outstanding on December 31, 2016.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu(1) (3)(5)	334,418	23.6%
Wanfen Xu	0	0.0%
Lihua Tang(1) (3)(5)	334,418	23.6%
Maxworthy International Limited(1)(5)	136,069	9.6%
Yunxia Ren(2)(4)(5)	81,831	5.8%
Haoyang Wu(2) (4)(5)	81,831	5.8%
Xi Liu	0	0.0%
Ping Kee Lau	0	0.0%
Chengqing Tang	0	0.0%
Furen Chen	0	0.0%
All current officers and directors as a group (two persons owning stock)	334,418	23.6%

*    less than 1%.

(1)	Jianhua Wu and Lihua Tang, who are husband and wife, are majority stockholders of Maxworthy International Ltd. Mr. Wu is also managing director of Maxworthy. The shares reflected as being owned by Mr. Wu and Ms. Tang represent (i) 136,069 shares owned by Maxworthy (ii) 140,230 shares owned by Mr. Wu and (iii) 58,119 shares owned by Ms. Tang. Each of Mr. Wu and Ms. Tang disclaims beneficial ownership in the shares of beneficially owned by the other. The address for Maxworthy is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(2)	Yunxia Ren and Haoyang Wu are the daughter-in-law and son of Jianhua Wu and Lihua Tang. Ms. Ren owns 64,768 shares of common stock and Mr. Wu owns 17,063 shares of common stock. Each of Ms. Ren and Mr. Wu disclaims ownership of the shares owned by the other.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, P.R.C.

(4)	Address is No. 25 Jin Xiu Second Village, Qianzhou Town Huishan District, Wuxi City, Jiangsu Province, P.R.C.

(5)	These stockholders have agreed to sell these shares to a non-affiliated third party subject to certain closing conditions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Four of our directors, Furen Chen, Chengqing Tang, Xi Liu, and Ping Kee Lau, are independent directors, using the NASDAQ definition of independence. Except for Furen Chen, each of these directors serves on at least two of our board committees. The audit committee is comprised of Chengqing Tang, Xi Liu and Furen Chen (chair), the compensation committee is comprised of Ping Kee Lau (chair), Xi Liu, and ChengQing Tang, and the corporate governance/nominating committee is comprised of Xi Liu (chair), Chengqing Tang, and Ping Kee Lau. Our board has determined that Mr. Chen is an audit committee financial expert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2016	2015
Audit Fees	$118,500	$118,500
Audit Related Fees	$5,000	$0
Tax Fees	$6,500	$5,000
All Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of change to articles of incorporation (7)
10.1	2010 Long-Term Incentive Plan (3)
10.2	2016 Long-Term Incentive Plan (6)
10.3	English translation of agreement dated December 30, 2016 between the Company and Wang Jiahong for sale of Subsidiary. (9)
10.4	English translation of lease dated December 30, 2016 between Wuxi Huayang Heavy Industry Co., Ltd. and Wang Jiahong (9)
10.5	English translation of cooperative development agreement for solar PV farms December 23, 2016 between Wuxi Huayang Dyeing & Finishing Machinery Co., Ltd. and Xue Miao.(8)
14.1	Code of ethics and business conduct for officers, directors and employees (4)
14.2	Cleantech Solutions International, Inc. ethics hotline/whistleblower program (4)
21.0	List of subsidiaries (5)
23.1	Consent of RBSM LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 10-K filed by the Company on April 11, 2013.
(2)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(3) (4) (5)

Incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which was filed by the Company on October 30, 2013.

Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.

Incorporated by reference to the Company’s Form 10-K filed by the Company on March 28, 2014.

(6)	Incorporated by reference to the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, which was filed by the Company on November 16, 2016.
(7)	Incorporated by reference to the Form 8-K filed by the Company on March 1, 2017.
(8)	Incorporated by reference to the Form 8-K filed by the Company on April 6, 2017.
(9)	Incorporated by reference to the Form 8-K filed by the Company on January 6, 2017.
*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 17, 2017	CLEANTECH SOLUTIONS INTERNATIONAL, INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	April 17, 2017
Jianhua Wu	(Principal Executive Officer)

/s/ Wanfen Xu	Chief Financial Officer	April 17, 2017
Wanfen Xu	(Principal Financial and Accounting Officer)

/s/ Ping Kee Lau	Director	April 17, 2017
Ping Kee Lau

/s/ Xi Liu	Director	April 17, 2017
Xi Liu

/s/ Chengqing Tang	Director	April 17, 2017
Chengqing Tang

/s/ Furen Chen	Director	April 17, 2017
Furen Chen

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cleantech Solutions International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cleantech Solutions International, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleantech Solutions International, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company had incurred loss from continuing operations, generated negative cash flow from operating activities and revenues decreased significantly. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 17, 2017

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,481,498	$18,790,370
Restricted cash	551,047	647,080
Notes receivable	133,913	132,497
Accounts receivable, net of allowance for doubtful accounts	13,922,371	11,671,902
Inventories, net of reserve for obsolete inventories	2,394,179	1,667,048
Advances to suppliers	1,116,525	434,409
Deferred tax assets	386,381	220,895
Receivable from sale of subsidiary	4,838,152	-
Prepaid expenses and other	9,074	10,285
Assets of discontinued operations	1,758,986	5,898,238

Total current assets	26,592,126	39,472,724

OTHER ASSETS:
Equity method investment	8,610,759	-
Property and equipment, net	29,878,675	34,634,956
Assets of discontinued operations - property and equipment, net	-	17,119,008
Intangible assets, net	5,283,695	3,382,071

Total other assets	43,773,129	55,136,035

Total assets	$70,365,255	$94,608,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,159,889	$2,388,032
Bank acceptance notes payable	547,172	647,080
Accounts payable	864,870	1,890,475
Accrued expenses	368,395	610,834
Advances from customers	427,446	403,778
VAT and service taxes payable	47,319	186,692
Income taxes payable	79,467	259,987
Liabilities of discontinued operations	558,661	8,154,749

Total current liabilities	5,053,219	14,541,627

Total liabilities	5,053,219	14,541,627

Commitments and contingencies (see Note 17)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2016 and 2015)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 1,415,441 and 985,997 shares issued and outstanding at December 31, 2016 and 2015, respectively)	1,415	986
Additional paid-in capital	35,549,542	33,806,291
Retained earnings	26,531,498	37,007,776
Statutory reserve	2,352,592	3,555,468
Accumulated other comprehensive income - foreign currency translation adjustment	876,989	5,696,611

Total stockholders' equity	65,312,036	80,067,132

Total liabilities and stockholders' equity	$70,365,255	$94,608,759

See notes to consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015

REVENUES	$17,364,332	$29,010,950

COST OF REVENUES	14,817,880	22,514,339

GROSS PROFIT	2,546,452	6,496,611

OPERATING EXPENSES:
Depreciation	517,935	587,981
Selling, general and administrative	1,999,067	1,540,659
Bad debt expense (recovery)	1,037,874	(52,091)
Research and development	304,054	98,780

Total operating expenses	3,858,930	2,175,329

(LOSS) INCOME FROM OPERATIONS	(1,312,478)	4,321,282

OTHER INCOME (EXPENSE):
Interest income	24,342	21,131
Interest expense	(124,937)	(144,056)
Foreign currency transaction gain (loss)	166	(10)
Other income	19,685	17,182

Total other expense, net	(80,744)	(105,753)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,393,222)	4,215,529

Income taxes provision	-	1,217,375

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,393,222)	2,998,154

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	(3,826,525)	(15,768,376)
Loss on sale / disposal of discontinued operations, net of income taxes	(6,459,407)	-

Loss from discontinued operations, net of income taxes	(10,285,932)	(15,768,376)

NET LOSS	$(11,679,154)	$(12,770,222)

COMPREHENSIVE LOSS:
Net loss	$(11,679,154)	$(12,770,222)

Other comprehensive loss:
Unrealized foreign currency translation loss	(4,819,622)	(4,769,009)

Comprehensive loss	$(16,498,776)	$(17,539,231)

NET (LOSS) INCOME PER COMMON SHARE:
Continuing operations - Basic and diluted	$(1.17)	$3.04
Discontinued operations - basic and diluted	(8.64)	(16.01)

Net loss per common share - basic and diluted	$(9.81)	$(12.97)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,189,940	985,156

See notes to consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, December 31, 2014	-	$-	964,997	$965	$33,520,752	$50,039,267	$3,294,199	$10,465,620	$97,320,803

Common stock issued for services	-	-	21,000	21	285,539	-	-	-	285,560

Adjustment to statutory reserve	-	-	-	-	-	(261,269)	261,269	-	-

Net loss for the year	-	-	-	-	-	(12,770,222)	-	-	(12,770,222)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(4,769,009)	(4,769,009)

Balance, December 31, 2015	-	-	985,997	986	33,806,291	37,007,776	3,555,468	5,696,611	80,067,132

Common stock issued for services	-	-	248,125	248	990,032	-	-	-	990,280

Common stock sold for cash	-	-	180,000	180	753,220	-	-	-	753,400

Shares issued for adjustments for 1:4 reverse split	-	-	1,319	1	(1)	-	-	-	-

Reversal of statutory reserve upon sale of subsidiary	-	-	-	-		1,202,876	(1,202,8776)	-	-

Net loss for the year	-	-	-	-	-	(11,679,154)	-	-	(11,679,154)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(4,819,622)	(4,819,622)

Balance, December 31, 2016	-	$-	1,415,441	$1,415	$35,549,542	$26,531,498	$2,352,592	$876,989	$65,312,036

See notes to consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,679,154)	$(12,770,222)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Depreciation	3,829,345	4,364,166
Depreciation - discontinued operations	1,723,611	3,764,639
Amortization of intangible assets	189,329	95,076
Increase (decrease) in allowance for doubtful accounts	2,756,411	(45,979)
Increase in allowance for doubtful accounts - discontinued operations	-	2,107,570
Increase in reserve for obsolete inventories - discontinued operations	-	962,029
Loss on sale of subsidiary of discontinued operations	6,459,407	-
Loss from impairment of property and equipment - discontinued operations	1,660,305	7,016,658
Loss from sales contract dispute - discontinued operations	-	5,806,778
Stock-based compensation and fees	927,206	285,560
Changes in operating assets and liabilities:
Notes receivable	(10,537)	(25,734)
Accounts receivable	(5,906,749)	1,172,679
Inventories	(874,055)	1,469,282
Prepaid and other current assets	6,070	102,824
Advances to suppliers	(742,745)	(369)
Deferred tax assets	(188,090)	13,023
Assets of discontinued operations	2,659,512	(1,232,440)
Accounts payable	(958,163)	(707,293)
Accrued expenses	(173,030)	(82,642)
VAT and service taxes payable	(132,933)	(40,757)
Income taxes payable	(170,936)	(322,753)
Advances from customers	52,341	(67,055)
Liabilities of discontinued operations	(6,375,676)	(133,758)

Net cash (used in) provided by operating activities	(6,948,531)	11,731,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent use rights	(2,408,369)	-
Purchase of property and equipment	(1,209,477)	(12,458)
Payments made for equity method investment	(9,001,279)	-
Cash received from sale of subsidiary	2,167,532	-

Net cash used in investing activities	(10,451,593)	(12,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	3,763,077	4,503,418
Repayments of bank loans	(3,838,338)	(4,342,581)
Decrease (increase) in restricted cash	60,209	(193,004)
Decrease (increase) in restricted cash - discontinued operations	(67,735)	-
(Decrease) increase in bank acceptance notes payable	(60,209)	193,004
Proceeds from sale of common stock	753,400	-

Net cash provided by financing activities	610,404	160,837

Effect of exchange rate changes on cash and cash equivalents	(519,152)	(925,082)

Net (decrease) increase in cash and cash equivalents	(17,308,872)	10,954,579

Cash and cash equivalents - beginning of year	18,790,370	7,835,791

Cash and cash equivalents - end of year	$1,481,498	$18,790,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$166,935	$195,003
Income taxes	$360,318	$1,740,343

Cash paid in discontinued operations for:
Interest	$48,250	$40,363
Income taxes	$189,570	$536,954

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$9,074	$-
Stock issued for accrued liabilities	$54,000	$-
Property and equipment acquired on credit as payable	$15,263	$-
Decrease in assets upon sale of subsidiary	$14,673,414	$-
Decrease in liabilities upon sale of subsidiary	$1,012,452	$-
Increase in receivable from sale of subsidiary	$7,225,107	$-

See notes to consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Through its affiliated companies and subsidiaries, the Company manufactures and sells textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and, until December 30, 2016, Fulland owned 100% of Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind”). Green Power is and Fulland Wind was a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. (“Heavy Industries”), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd., and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

Fulland was organized by the owners of the Huayang Companies as a special purpose vehicle for purposes of raising capital in accordance with requirements of the PRC State Administration of Foreign Exchange (“SAFE”). On May 31, 2007, SAFE issued an official notice known as Hui Zong Fa [2007] No. 106 (“Circular 106”), which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. Accordingly, the owners of the Huayang Companies, Mr. Jianhua Wu and his wife, Ms. Lihua Tang, submitted their application to SAFE in early September 2007. On October 11, 2007, SAFE approved their application, permitting these Chinese citizens to establish Fulland as a special purpose vehicle for any foreign ownership and capital raising activities by the Huayang Companies.

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At December 31, 2016, Shengxin had not yet commenced operations.

Fulland Wind was formed on August 27, 2008. In 2009, the Company began to produce and sell forged products through Fulland Wind. Through Fulland Wind, the Company manufactured and sold forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power and other industries, including large-scale equipment used in the manufacturing process for the various industries. The Company refers to this segment of its business as the forged rolled rings and related components segment. On December 30, 2016, Fulland sold the stock of Fulland Wind and accordingly, the forged rolled rings and related components business is reflected as a discontinued operations for all periods presented (See Note 3).

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented (See Note 3). As a result of the discontinuation of the forged rolled rings and the petroleum and chemical equipment business, the Company’s business is limited to the dyeing and finishing equipment business as its sole continuing operations at December 31, 2016.

Reverse split; change in authorized common stock

On February 24, 2017, the Company filed a certificate of change which effected a one-for-four reverse split, which became effective in the marketplace on March 20, 2017, and a reduction in the Company’s authorized common stock from 50,000,000 shares to 12,500,000 shares. These consolidated financial statements have been retroactively restated to reflect this reverse split.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a loss from continuing operations of $1,393,222 for the year ended December 31, 2016. The net cash used in operations were $6,948,531 for the year ended December 31, 2016. Additionally, during the year ended December 31, 2016, revenues, all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 40.1% as compared to the year ended December 31, 2015. In addition, on December 26, 2016, the Company invested approximately $8,611,000 for a 30% interest in Shengxin, a newly-formed company which plans to develop, construct and maintain solar farms in China, which may require additional investments by the Company. The current cash balance cannot be projected to cover the additional investments if needed from the Company for its share of interest in Shengxin and pay operating expenses arising from normal business operations for the next twelve months from the issuance date of this report. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017.

The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind, as well as the financial statements of Huayang Companies Dyeing, which conducts the Company’s continuing operations, and Heavy Industries, which operated discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 30, 2016, the Company sold and transferred its 100 % interest in Fulland Wind to an unrelated party and discontinued  the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of December 31, 2016 and 2015. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dyeing and finishing machines, electrical equipment and related components (the “Services”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Fulland that is equal to all of the Huayang Companies’ profits for such quarter. To date, no such payments have been made and all profits were reinvested in the Company’s operations.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2016 and 2015 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC and the U.S. At December 31, 2016 and 2015, cash balances held in PRC banks of $1,480,941 and $18,777,228, respectively, are uninsured. The funds are primarily held in banks.

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

The following table presents information about equipment held for sale – discontinued operations measured at fair value on a nonrecurring basis at December 31, 2016. The Company did not measure these assets at fair value at December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Equipment held for sale – discontinued operations	$-	$-	$1,147,035	$1,147,035

The Company conducted an impairment assessment on the equipment held for sale of discontinued operations based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment held for sale of discontinued operations as of December 31, 2016. Upon completion of its 2016 impairment analysis, the Company determined that the carrying value exceeded the fair market value on the equipment held for sale of discontinued operations. Accordingly, the Company recorded an impairment loss of $1,660,305 at December 31, 2016, which has been included in loss from discontinued operations, net of income taxes in the accompanying statements of operations. The Company did not have any equipment held for sale of discontinued operations at December 31, 2015.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, deferred tax assets, receivable from sale of subsidiary, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, accounts payable, accrued liabilities, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments .

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
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2016 and 2015, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2016		December 31, 2015
United States	$557	*	$13,142	*
China	1,480,941	99.96%	18,777,228	99.93%
Total cash and cash equivalents	$1,481,498	100.0%	$18,790,370	100.0%

*	Less than 0.1%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $551,047 and $647,080 at December 31, 2016 and 2015, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $133,913 and $132,497 at December 31, 2016 and 2015, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2016 and 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,797,476 and $860,923, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $21,177 and $22,658 at December 31, 2016 and 2015, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,116,525 and $434,409 at December 31, 2016 and 2015, respectively.

Equipment held for sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At December 31, 2016, the Company reflected certain manufacturing equipment that was previously used in the petroleum and chemical equipment segment as part of assets of discontinued operations as equipment held for sale, which was included in the assets of discontinued operations on the accompanying consolidated balance sheets. This equipment was sold in March 2017 to a third party (See Note 19).

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

Equity method investment

Investments in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long term assets on the consolidated balance sheets. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented below the income tax line on the consolidated statements of operations. The Company evaluates its equity method investment whenever events or changes in circumstance indicate that the carrying amounts of such investment may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in the current period. (See Note 6).

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At December 31, 2016 and 2015, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment as of December 31, 2016 and 2015. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2016 and 2015 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment formerly used in the Company’s forging and related components, and petroleum and chemical equipment segments. Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges of $1,660,305 and $7,016,658 for the years at December 31, 2016 and 2015, respectively, which was included in loss from discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at December 31, 2016 and 2015 amounted to $427,446 and $403,778, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the years ended December 31, 2016 and 2015, amounts allocated to installation and warranty revenues were $159,233 and $154,515, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2016 and 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the vesting period or immediately if fully vested and non-forfeitable. The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award or on issuance if fully-vested and non-forfeitable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $141,180 and $200,538 for the years ended December 31, 2016 and 2015, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $100,045 and $125,988 for the years ended December 31, 2016 and 2015, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses. Advertising expenses totaled $0 and $19,009 for the years ended December 31, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $304,054 and $98,780 for the years ended December 31, 2016 and 2015, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2016 and 2015 was $(519,152) and $(925,082), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2016 and 2015 were translated at 6.9448 RMB to $1.00 and at 6.4907 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the years ended December 31, 2016 and 2015 were 6.6435 RMB and 6.2175 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share of common stock

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

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the years ended December 31, 2016 and 2015.  In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2016	2015
Net (loss) income for basic and diluted net loss per common share	$(11,679,154)	$(12,770,222)
From continuing operations	(1,393,222)	2,998,154
From discontinued operations	$(10,285,932)	$(15,768,376)

Weighted average common stock outstanding– basic and diluted	1,189,940	985,156

Net (loss) income per share of common stock
From continuing operations – basic and diluted	$(1.17)	$3.04
From discontinued operations – basic and diluted	(8.64)	(16.01)
Net (loss) income per common share - basic and diluted	$(9.81)	$(12.97)

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

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2016 and 2015 included net loss and unrealized loss from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications have no effect on previously reported net income (loss) and related to the reclassification of discontinued operations.

Reverse stock split

The Company effected a one-for-four reverse stock split of its common stock on March 20, 2017. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party for a sales price of RMB48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. A second installment of RMB 14,400,000 (approximately $2.1 million) is due within six months after the transfer registration formalities are completed and, if the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) is due 25 working days after the expiration of such period. The Company expects the final payment to be received within one year. As a result of the sale, the forged rolled rings and related components business is treated as a discontinued operation.

Additionally, in December 2016, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant decline in revenues and the loss of its major customer. Accordingly, the petroleum and chemical equipment segment business is treated as a discontinued operation.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the business of the forging and related components segment and petroleum and chemical equipment segment are considered discontinued operations because: (a) the operations and cash flows of the forging and related components segment and petroleum and chemical equipment segment were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations.

As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2016, the buyer of Fulland Wind has not obtained the release by Dyeing, the Company’s chief executive officer and his wife of their guarantees.

The sale of Fulland Wind resulted in a loss on disposal of discontinued operations of $6,459,407. This loss plus the results of operations from Fulland Wind and petroleum and chemical equipment segment for the years ended December 31, 2016 and 2015 have been reclassified to the loss from discontinued operations line on the accompanying consolidated statements of operations and comprehensive loss presented herein. In addition, the historical consolidated balance sheet and consolidated statement of cash flow amounts have also been reclassified to reflect the forging and related components segment and petroleum and chemical equipment segment businesses as discontinued operations.

Contemporaneously with the sale of the Fulland Wind stock, pursuant to an agreement dated December 23, 2016, Heavy Industry entered into a lease with Wang Jiahong for a factory building owned by Heavy Industry at an annual rental of RMB 680,566 (approximately $98,000). The lease has a ten-year term, commencing January 1, 2017. The first year’s rent is payable in two installments, the first installment, equals to 30% of the annual rental, being due on signing the lease, which has been paid as of December 31, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – DISCONTINUED OPERATIONS (continued)

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2016 and 2015 is set forth below.

	December 31, 2016	December 31, 2015
Assets:
Current assets:
Accounts receivable, net	$78,407	$4,151,958
Inventories, net of reserve for obsolete inventories	31,019	160,036
Advances to suppliers	200,275	604,474
Equipment held for sale (1)	1,147,035	-
Prepaid expenses and other	302,250	981,770
Total current assets	1,758,986	5,898,238
Equipment held for sale (1)	-	3,338,002
Property and equipment, net	-	13,781,006
Total assets	$1,758,986	$23,017,246
Liabilities:
Current liabilities:
Short-term bank loans	$-	$693,300
Accounts payable	458,433	1,599,340
Accrued expenses and other liabilities	45,280	270,471
Accrued liability for claimed sale contract dispute (2)	-	5,562,365
Advances from customers	54,948	29,273
Total current liabilities	558,661	8,154,749
Total liabilities	$558,661	$8,154,749

(1)	The Company committed to a plan to sell the manufacturing equipment that was previously used in petroleum and chemical equipment segment and reflected this equipment in discontinued operations as equipment held for sale. In connection with the Company’s analysis of the equipment held for sale, for the year ended December 31, 2016, the Company recorded an impairment charge of $1,660,305 which is included on the consolidated statements of operations in loss from discontinued operations. The Company subsequently sold the equipment in March 2017 to a third party (See Note 19).

(2)	In December 2015, the Company received a notice of contract termination in writing from its largest customer, which was a customer in the petroleum and chemical equipment segment, alleging breach of contract for late delivery of product and for delivery of product with quality defects. As a result of the claimed breach of contract, the customer demanded payment of a penalty of 20% of the contract price plus penalties for late delivery and damages in the amounts of RMB 36,103,640 ($5,562,365 at December 31, 2015). In the third quarter of 2016, the claimed sale contract dispute was resolved, and the Company made the payment of RMB 36,103,640 RMB to this customer in full satisfaction of the customer’s claims against the Company.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – DISCONTINUED OPERATIONS (continued)

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2016	2015
Revenues	$595,855	$20,554,626
Cost of revenues	1,562,774	19,701,621
Gross (loss) profit	(966,919)	853,005
Operating expenses:
Impairment losses	1,660,305	7,016,658
Loss from sales contract dispute	-	5,806,778
Other operating expenses	1,124,304	3,592,743
Total operating expenses	2,784,609	16,416,179
Loss from operations	(3,751,528)	(15,563,174)
Other expense, net	(74,997)	(77,857)
Loss from discontinued operations before income taxes	(3,826,525)	(15,641,031)
Income taxes	-	127,345
Loss from discontinued operations, net of income taxes	(3,826,525)	(15,768,376)
Loss on sale / disposal of discontinued operations, net of income taxes	(6,459,407)	-
Loss from discontinued operations, net of income taxes	$(10,285,932)	$(15,768,376)

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2016 and 2015, accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$15,719,847	$12,532,825
Less: allowance for doubtful accounts	(1,797,476)	(860,923)
	$13,922,371	$11,671,902

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 5 – INVENTORIES

At December 31, 2016 and 2015, inventories consisted of the following:

	December 31, 2016	December 31, 2015
Raw materials	$1,003,359	$643,976
Work-in-process	639,345	549,824
Finished goods	772,652	495,906
	2,415,356	1,689,706
Less: reserve for obsolete inventories	(21,177)	(22,658)
	$2,394,179	$1,667,048

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016.  The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $8,640,000) and had invested RMB 59.8 million ($8,610,759 at December 31, 2016), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.2 million), of which Mr. Xue has contributed RMB 20,000,000 (approximately $2.9 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $28.8 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 120,000,000 (approximately $25.9 million) of his commitment during the first half of 2017. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of December 31, 2016, Shengxin had not yet commenced operations.

The solar farm industry is China is subject to significant government regulation. In order to construct and operate solar farms in China, it is necessary to obtain a permit for a specific location, to obtain leasehold rights to a significant amount of contiguous land parcels in provinces where there is significant sunlight for most of the year to support a solar farm and to have an agreement to connect with the local grid. The development of solar farms requires significant funding, which, if financing is not available, would have to be provided by Dyeing and Mr. Xue. There are no agreements relating to the funding obligations of either Dyeing or Mr. Xue with respect to any specific project. Shengxin anticipates that to the extent that it obtains permits for solar farms, it will form a new subsidiary for the sole purpose of obtaining the permit for a specific location and constructing the solar farm at that location. The nature of the parties’ respective investments and the respective equity interest in any solar farm project will be determined on a case-by-case basis. To the extent that Mr. Xue develops the project, he may receive an equity interest in the project greater than the percentage of his equity investment, with the specific amount being subject to mutual agreement of the parties.

The Company’s investment in Shengxin is subject to a high degree of risk. The Company cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project.

For the year ended December 31, 2016, the Company’s share of Shengxin’s net income or loss was $0. At December 31, 2016, Shengxin’s assets consisted of cash and advances to supplier of approximately $11.3 million and $144,000, respectively, and had no liabilities.

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015, property and equipment consisted of the following:

	Useful life	December 31, 2016	December 31, 2015
Office equipment and furniture	5 years	$65,209	$68,310
Manufacturing equipment	5 -10 years	32,240,010	34,481,747
Vehicles	5 years	169,773	181,651
Building and building improvements	5 - 20 years	21,135,718	21,376,122
		53,610,710	56,107,830
Less: accumulated depreciation		(23,732,035)	(21,472,874)
		$29,878,675	$34,634,956

For the years ended December 31, 2016 and 2015, depreciation expense amounted to $3,829,345 and $4,364,166, respectively, of which $3,311,410 and $3,776,185, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 7 – PROPERTY AND EQUIPMENT (continued)

At December 31, 2016 and 2015, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment as of December 31, 2016 and 2015. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2016 and 2015 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment formerly used in the Company’s forging and related components, and petroleum and chemical equipment segments, which have been accounted for as discontinued operations as of December 31, 2016 and 2015 . Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges of $1,660,305 and $7,016,658 for the years at December 31, 2016 and 2015, respectively, which was included in loss from discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 8 – INTANGIBLE ASSETS

At December 31, 2016 and 2015, intangible assets consisted of the following:

	Useful life	December 31, 2016	December 31, 2015
Land use rights	45 - 50 years	$3,887,915	$4,159,920
Patent use rights	10 years	2,303,882	-
		6,191,797	4,159,920
Less: accumulated amortization		(908,102)	(777,849)
		$5,283,695	$3,382,071

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2017	$315,508
2018	315,508
2019	315,508
2020	315,508
2021	315,508
Thereafter	3,706,155
$5,283,695

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

For the years ended December 31, 2016 and 2015, amortization of intangible assets amounted to $189,329 and $95,076, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At December 31, 2016 and 2015, short-term bank loans consisted of the following:

	December 31, 2016	December 31, 2015
Loan from Jiangsu Huishan Mintai Village Town Bank, due on March 1, 2016 with annual interest rate of 10.56% at December 31, 2015, secured by certain assets of the Company and repaid in February 2016	$-	$770,333

Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 5, 2017 with annual interest rate of 10.56% at December 31, 2016, secured by certain assets of the Company	719,963	-

Loan from Bank of Communications, due on September 3, 2016 with annual interest rate of 5.62% at December 31, 2015, secured by certain assets of the Company and repaid on due date	-	770,333

Loan from Bank of Communications, due on September 5, 2017 with annual interest rate of 5.62% at December 31, 2016, secured by certain assets of the Company	719,963	-

Loan from Bank of China, due on January 12, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	385,166

Loan from Bank of China, due on December 6, 2017 with annual interest rate of 6.09% at December 31, 2016, secured by certain assets of the Company	359,982	-

Loan from Bank of China, due on December 8, 2017 with annual interest rate of 6.09% at December 31, 2016, secured by certain assets of the Company	359,981	-

Loan from Bank of China, due on January 25, 2016 with annual interest rate of 7.20% at December 31, 2015, secured by certain assets of the Company and repaid in January 2016	-	462,200
Total short-term bank loans	$2,159,889	$2,388,032

Interest related to the short-term bank loans, which was $124,937 and $144,056 for the years ended December 31, 2016 and 2015, respectively, is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At December 31, 2016 and 2015, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2016	December 31, 2015
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 9, 2016, collateralized by 100% of restricted cash deposited	$-	$308,133

Bank of China, non-interest bearing, due and paid on January 16, 2016, collateralized by 100% of restricted cash deposited	-	107,847

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on March 21, 2016, collateralized by 100% of restricted cash deposited	-	77,033

Bank of China, non-interest bearing, due and paid on March 23, 2016, collateralized by 100% of restricted cash deposited	-	77,033

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on June 29, 2016, collateralized by 100% of restricted cash deposited	-	77,034

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 29, 2017, collateralized by 100% of restricted cash deposited	71,996	-

Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due on May 9, 2017, collateralized by 100% of restricted cash deposited	431,978	-

Bank of China, non-interest bearing, due and paid on January 6, 2017, collateralized by 100% of restricted cash deposited	43,198	-
Total	$547,172	$647,080

NOTE 11 – ACCRUED EXPENSES

At December 31, 2016 and 2015, accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
Accrued salaries and related benefits	$143,622	$315,355
Other payables	224,773	295,479
	$368,395	$610,834

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 12 – INCOME TAXES

The Company accounts for income taxes pursuant to ASC 740 “Accounting for Income Taxes” that requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized.

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Green Power, and VIEs (Dyeing and Heavy Industries) are subject to these statutory rates. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, this entity is not subject to income taxes.

Cleantech Solutions International, Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $7,925,000 for income taxes purposes through December 31, 2016, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2036. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for United States income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forward to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company has cumulative undistributed earnings from its China subsidiary and VIEs of approximately $45.2 million and $53.3 million as of December 31, 2016 and 2015, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Net deferred tax assets related to the U.S. net operating loss carry forward are fully offset by a valuation allowance. The Company reviews the realization of its deferred tax assets related to the deduction of allowance for doubtful accounts and reserve for obsolete inventories on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 12 – INCOME TAXES (continued)

The table below summarizes the Company’s income taxes provision:

	Year Ended December 31,
Income taxes provision:	2016	2015
Current	$-	$1,204,352
Deferred	-	13,023
Total provision for income taxes	$-	$1,217,375

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2016 and 2015:

	2016	2015
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(4.2)%	(10.3)%
Bad debt allowance	(8.8)%	(0.4)%
China valuation allowance	(11.6)%	0.4%
U.S. valuation allowance	(9.4)%	5.2%
Total provision for income taxes	0.0%	28.9%

For the years ended December 31, 2016 and 2015, income taxes expense was related to our operations in the PRC and amounted to $0 and $1,217,375, respectively.

The tax effects of temporary differences under ASC 740 “Accounting for Income Taxes” that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net U.S. operating loss carry forward	$2,694,569	$2,318,150
Allowance for doubtful accounts and reserve for obsolete inventories	454,663	220,895
Total gross deferred tax assets	3,149,232	2,539,045
Less: valuation allowance	(2,762,851)	(2,318,150)
Net deferred tax assets	$386,381	$220,895

At December 31, 2016 and 2015, the valuation allowance were $2,694,569 and $2,318,150 related to the U.S. net operating loss carry forward, and $68,282 and $0 related to allowance for doubtful accounts and reserve for obsolete inventories, respectively. During the year ended December 31, 2016, the valuation allowance increased by approximately $445,000.

The Company had incurred a significant loss from discontinued operations of $10,285,932 for the year ended December 31, 2016. Such loss is attributable to the Company’s China operations from the forged rolled rings and related component segment and the petroleum and chemical equipment segment. Management believes there will be no tax benefit from such loss and accordingly, no deferred tax asset and corresponding valuation reserve has been provided for at December 31, 2016 and 2015.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock issued for services

During 2015, the Company issued 21,000 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 5,000 shares to the chief executive officer, 3,000 shares to the chief executive officer’s wife, who the Company employs in its sales department, 4,500 shares to the chief financial officer and 1,000 shares to a director. The shares were valued at fair market value using the reported closing share price on the dates of grant, and the Company recorded stock-based compensation of $285,560 in 2015.

On March 1, 2016, the Company issued 40,000 shares of common stock pursuant to its amended 2010 long-term incentive plan, including 18,750 shares to its former chief financial officer. The shares were valued at $209,600, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company reduced accrued liabilities of $54,000 and recorded stock-based compensation and fees of $155,600 for the year ended December 31, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

On March 1, 2016, Company issued a total of 75,000 shares of common stock to two companies which performed services relating to preparing and implementing a new business plan for the Company with the objective of improving the Company’s long-term growth. Of these shares, 25,000 shares were issued pursuant to an agreement with one consultant and 50,000 shares were issued pursuant to an agreement with a second consultant. The agreements provide for the issuance of an additional 25,000 shares to one consultant and 50,000 to the second consultant if the agreement is in effect in July 2016. On July 1, 2016, the Company issued an additional 25,000 shares of its common stock to the first consultant pursuant to the agreement. A consulting agreement with the second consultant was terminated, and no additional shares of common stock were issued or are issuable pursuant to the consulting agreement with the second consultant. The shares were valued at fair market value using the reported closing share price on the dates of grant, and the Company recorded stock-based compensation and fees of $490,980 for the year ended December 31, 2016.

On June 30, 2016, the Company issued 3,125 shares of common stock pursuant to its amended 2010 long-term incentive plan to a consultant. The shares were valued at $12,500, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation and fees of $12,500 for the year ended December 31, 2016.

On December 28, 2016, the Company issued 105,000 shares of common stock pursuant to its 2016 long-term incentive plan, including 50,000 shares to its chief executive officer. The shares were valued at $277,200, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation and fees of $268,126 for the year ended December 31, 2016 and recorded prepaid expenses of $9,074 which will be amortized over the rest of the corresponding service periods.

Common stock sold for cash

The Company sold a total of 180,000 shares of common stock to an investor during June and July 2016 pursuant to stock purchase agreements. On June 6, 2016, the Company sold 57,500 shares of common stock at a purchase price of $4.00 per share, from which the Company received net proceeds of $230,000. On June 24, 2016, the Company sold 57,500 shares of common stock at a purchase price of $4.40 per share, from which it received net proceeds of $253,000. On July 18, 2016, the Company sold 65,000 shares of common stock at a purchase price of $4.16 per share, from which it received gross proceeds of $270,400. The Company did not engage a placement agent with respect to these sales.

2010 long-term incentive plan

In January 2010, the Company’s board of directors adopted, and in March 2010, the stockholders approved the Company’s 2010 long-term incentive plan, which initially covered 50,000 shares of common stock.  In October 2013, the Company’s board of directors adopted, and in December 2013, the stockholders approved, an amendment to the 2010 long-term incentive plan to increase the number of shares of common stock subject to the plan, to 125,000 shares. The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2016, the Company had issued a total of 124,998 shares of common stock under the plan and the Company terminated this 2010 long-term incentive plan in year 2017.

2016 long-term incentive plan

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2016, the Company had issued a total of 105,000 shares of common stock under the plan.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 14 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2015, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the year ended December 31, 2016. Green Power had loss since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

For the years ended December 31, 2016 and 2015, statutory reserve activities were as follows:

	Continuing Operations	Discontinued Operations
	Dyeing	Heavy Industries	Fulland Wind	Total
Balance - December 31, 2014	$922,527	$1,168,796	$1,202,876	$3,294,199
Addition to statutory reserve	261,269	-	-	261,269
Balance - December 31, 2015	1,183,796	1,168,796	1,202,876	3,555,468
Reclassification of statutory reserve upon sale of subsidiary	-	-	(1,202,876)	(1,202,876)
Balance - December 31, 2016	$1,183,796	$1,168,796	$-	$2,352,592

NOTE 15 – SEGMENT INFORMATION

During 2016 and for the year ended December 31, 2015, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Because of significant declines in revenues from the forged rolled rings and related components segment and petroleum and chemical equipment segment, the Company discontinued these segments and sold the forged rolled rings and related components segment in the fourth quarter of 2016. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of forged rolled rings and related components segment, and petroleum and chemical equipment segment are considered as discontinued operations because: (a) the operations and cash flows of these segments were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operation or financial policies of the forged rolled rings and related components segment subsequent to the sale. The results of operation of the forged rolled rings and related components and the petroleum and chemical equipment segments have been presented as discontinued operations for the years ended December 31, 2016 and 2015.

At December 31, 2016 and 2015, all remaining identifiable long-lived tangible assets belong to the Company’s continuing operations, the textile dyeing and finishing equipment segment and are located in China.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 16 – CONCENTRATIONS

Customers

No customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2016 and 2015.

One customer accounted for 11% of the Company’s total outstanding accounts receivable at December 31, 2016 and no customer accounted for 10% of the Company’s total outstanding accounts receivable at December 31, 2015.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
Supplier	2016	2015
A	17%	29%
B	14%	15%
C	10%	*

*	Less than 10%.

No supplier accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2016. One supplier accounted for 14% of the Company’s total outstanding accounts payable at December 31, 2015.

NOTE 17 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $28.8 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $8,640,000) for a 30% equity interest and had invested RMB 59,800,000 (approximately $8,611,000) as of December 31, 2016. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.2 million) for a 70% interest. Mr. Xue contributed RMB 20,000,000 (approximately $2.9 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during the first half of 2017. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of December 31, 2016, Shengxin had not commenced operations.

Guarantee of bank loan of sold subsidiary

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party. As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2016, the buyer of Fulland Wind has not obtained the release by Dyeing and the Company’s chief executive officer and his wife of their guarantees. The Company expects that Dyeing and the chief executive officer and his wife will be released from their guarantee of these bank loans by the end of April 2017, although it cannot give assurance as to whether or when such releases will be obtained.

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 18 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIEs and subsidiary. Heavy Industries and Dyeing had reached the cumulative limit as of December 31, 2016. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIEs and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of December 31, 2016 and 2015, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at December 31, 2016 and 2015 were approximately $57,324,000 and $79,627,000, respectively.

NOTE 19 – SUBSEQUENT EVENTS

In January 2017, the Company repaid the bank acceptance notes payable of $115,194.

In March 2017, the Company sold certain manufacturing equipment that previously used in petroleum and chemical equipment segment and reflected as equipment held for sale on the accompanying consolidated balance sheets at December 31, 2016, for approximately $1,147,000 (see Note 3).

