Form 10-Q
period 2017-03-31
Cleantech Solutions International, Inc.,
filed 2017-05-15
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,430,441 shares of common stock are issued and outstanding as of May 15, 2017.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2017

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements Condensed
	Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss) for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements.	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4	Controls and Procedures.	30

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	32

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,828,692	$1,481,498
Restricted cash	642,263	551,047
Notes receivable	82,697	133,913
Accounts receivable, net of allowance for doubtful accounts	15,397,185	13,922,371
Inventories, net of reserve for obsolete inventories	2,795,003	2,394,179
Advances to suppliers	1,503,012	1,116,525
Deferred tax assets	389,308	386,381
Receivable from sale of subsidiary	4,874,793	4,838,152
Prepaid expenses and other	1,313,122	9,074
Assets of discontinued operations	498,330	1,758,986

Total current assets	30,324,405	26,592,126

OTHER ASSETS:
Equity method investment	8,657,630	8,610,759
Property and equipment, net	29,138,898	29,878,675
Intangible assets, net	5,244,236	5,283,695

Total other assets	43,040,764	43,773,129

Total assets	$73,365,169	$70,365,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,176,247	$2,159,889
Bank acceptance notes payable	638,366	547,172
Accounts payable	2,453,499	864,870
Accrued expenses	273,802	368,395
Advances from customers	1,506,630	427,446
VAT and service taxes payable	26,827	47,319
Income taxes payable	78,325	79,467
Liabilities of discontinued operations	549,796	558,661

Total current liabilities	7,703,492	5,053,219

Total liabilities	7,703,492	5,053,219

Commitments and contingencies (see Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No shares issued and outstanding at March 31, 2017 and December 31, 2016)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 1,415,441 shares issued and outstanding at March 31, 2017 and December 31, 2016)	1,415	1,415
Additional paid-in capital	35,549,542	35,549,542
Retained earnings	26,385,014	26,531,498
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	1,373,114	876,989

Total stockholders’ equity	65,661,677	65,312,036

Total liabilities and stockholders’ equity	$73,365,169	$70,365,255

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)

  (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES	$4,657,454	$4,526,700

COST OF REVENUES	4,071,600	3,705,479

GROSS PROFIT	585,854	821,221

OPERATING EXPENSES:
Depreciation	268,365	137,909
Selling, general and administrative	307,659	621,522
Research and development	106,077	18,401

Total operating expenses	682,101	777,832

(LOSS) INCOME FROM OPERATIONS	(96,247)	43,389

OTHER INCOME (EXPENSE):
Interest income	1,878	8,416
Interest expense	(39,690)	(32,610)
Loss on equity method investment	(18,355)	-
Foreign currency transaction gain	-	108
Other income	16,992	-

Total other expense, net	(39,175)	(24,086)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(135,422)	19,303

Income taxes provision	11,062	122,818

LOSS FROM CONTINUING OPERATIONS	(146,484)	(103,515)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(740,578)

NET LOSS	$(146,484)	$(844,093)

COMPREHENSIVE GAIN (LOSS):
Net loss	$(146,484)	$(844,093)

Other comprehensive gain:
Unrealized foreign currency translation gain	496,124	525,948

Comprehensive gain (loss)	$349,640	$(318,145)

NET LOSS PER COMMON SHARE:
Continuing operations - Basic and diluted	$(0.10)	$(0.10)
Discontinued operations - basic and diluted	-	(0.72)

Net loss per common share - basic and diluted	$(0.10)	$(0.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,415,441	1,025,172

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,484)	$(844,093)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation	968,190	955,279
Depreciation - discontinued operations	-	719,449
Amortization of intangible assets	79,531	22,599
Loss on equity method investment	18,355	-
Stock-based compensation and fees	9,074	428,250
Changes in operating assets and liabilities:
Notes receivable	52,267	14,145
Accounts receivable	(1,370,349)	(73,789)
Inventories	(382,965)	(202,137)
Prepaid and other current assets	(7,374)	(25,938)
Advances to suppliers	(378,300)	(27,153)
Assets of discontinued operations	(31,792)	(218,205)
Accounts payable	1,583,204	6,033
Accrued expenses	(95,971)	(361,554)
VAT and service taxes payable	(20,865)	(93,838)
Income taxes payable	(1,746)	(54,883)
Advances from customers	1,076,712	287,252
Liabilities of discontinued operations	(13,106)	(401,772)

Net cash provided by operating activities	1,338,381	129,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,444)	(9,332)

Net cash used in investing activities	(1,444)	(9,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	-	1,529,176
Repayments of bank loans	-	(1,605,635)
(Increase) decrease in restricted cash	(87,112)	458,753
Increase in restricted cash - discontinued operations	-	(68,813)
Increase (decrease) in bank acceptance notes payable	87,112	(458,753)
Increase in bank acceptance notes payable - discontinued operations	-	58,109

Net cash used in financing activities	-	(87,163)

Effect of exchange rate changes on cash and cash equivalents	10,257	125,461

Net increase in cash and cash equivalents	1,347,194	158,611

Cash and cash equivalents - beginning of period	1,481,498	18,790,370

Cash and cash equivalents - end of period	$2,828,692	$18,948,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$39,690	$32,610
Income taxes	$12,808	$177,701

Cash paid in discontinued operations for:
Interest	$-	$23,104
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$-	$110,350
Stock issued for accrued liabilities	$-	$64,000
Increase in prepaid expenses and other from sale of equipment	$1,306,677	$-

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At March 31, 2017, Shengxin had not yet commenced operations.

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

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented (See Note 3). As a result of the discontinuation of the forged rolled rings and the petroleum and chemical equipment business, the Company’s business is limited to the dyeing and finishing equipment business as its sole continuing operations at March 31, 2017 and December 31, 2016.

Reverse split; change in authorized common stock

On February 24, 2017, the Company filed a certificate of change with the State of Nevada which effected a one-for-four reverse split, which became effective in the marketplace on March 20, 2017, and a reduction in the Company’s authorized common stock from 50,000,000 shares to 12,500,000 shares. These consolidated financial statements have been retroactively restated to reflect this reverse split.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a loss from continuing operations of $146,484 for the three months ended March 31, 2017. In addition, on December 26, 2016, the Company invested approximately $8,611,000 for a 30% interest in Shengxin, a newly-formed company which plans to develop, construct and maintain solar farms in China, which may require additional investments by the Company. The current cash balance cannot be projected to cover the additional investments if needed from the Company for its ownership interest in Shengxin and pay operating expenses arising from normal business operations for the next twelve months from the issuance date of this report. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months.

The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of presentation; management’s responsibility for preparation of financial statements

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power and Fulland Wind, as well as the financial statements of the Huayang Companies, including Dyeing, which conducts the Company’s continuing operations, and Heavy Industries, which operated discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued  the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment ’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of March 31, 2017 and December 31, 2016. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the unaudited condensed consolidated financial statements are related to the Company’s continuing operations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017. The consolidated balance sheet as of December 31, 2016 contained herein has been derived from the audited consolidated financial statements as of December 31, 2016, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Pursuant to Accounting Standards Codification (“ASC”) Topic 810, the Huayang Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary. The Company’s relationships with the Huayang Companies and their shareholders are governed by a series of contractual arrangements between Green Power, the Company’s WFOE in the PRC, and each of the Huayang Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of Green Power, Dyeing and Heavy Industries is an independent legal entity and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On October 12, 2007, the Company entered into the following contractual arrangements with each of Dyeing and Heavy Industries:

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation; management’s responsibility for preparation of financial statements (continued)

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Green Power and the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dyeing and finishing machines, electrical equipment and related components (the “Services”). Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. The Huayang Companies shall pay a quarterly consulting service fees in Chinese Yuan or Renminbi (“RMB”) to Fulland that are equal to all of the Huayang Companies’ profits for such quarter. To date, no such payments have been made and all profits were reinvested in the Company’s operations. The agreements will remain effective unless terminated by the parties in accordance with the agreements.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2017 and 2016 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash with various financial institutions mainly in the PRC and the U.S. At March 31, 2017 and December 31, 2016, cash balances held in PRC banks of $2,828,290 and $1,480,941, respectively, are uninsured. The funds are primarily held in banks.

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

The following table presents information about equipment held for sale – discontinued operations measured at fair value on a nonrecurring basis at December 31, 2016. At March 31, 2017, the Company did not have any asset measured at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Equipment held for sale – discontinued operations	$-	$-	$1,147,035	$1,147,035

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, deferred tax assets, receivable from sale of subsidiary, prepaid expenses and other, assets of discontinued operations, short-term bank loans, bank acceptance notes payable, accounts payable, accrued liabilities, advances from customers, value added taxes and service taxes payable, income taxes payable and liabilities of discontinued operations approximate their fair market value based on the short-term maturity of these instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

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

At March 31, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2017		December 31, 2016
United States	$402	*	$557	*
China	2,828,290	99.99%	1,480,941	99.96%
Total cash and cash equivalents	$2,828,692	100.0%	$1,481,498	100.0%

* Less than 0.1%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $642,263 and $551,047 at March 31, 2017 and December 31, 2016, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ banks have guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $82,697 and $133,913 at March 31, 2017 and December 31, 2016, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,811,089 and $1,797,476, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market value utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $21,337 and $21,177 at March 31, 2017 and December 31, 2016, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,503,012 and $1,116,525 at March 31, 2017 and December 31, 2016, respectively.

Equipment held for sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell. At December 31, 2016, the Company reflected certain manufacturing equipment that was previously used in the petroleum and chemical equipment segment as part of assets of discontinued operations as equipment held for sale, which was included in the assets of discontinued operations on the accompanying consolidated balance sheets. This equipment was sold in March 2017 to a third party.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the three months ended March 31, 2017 and 2016, the Company did not record any impairment charges.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at March 31, 2017 and December 31, 2016 amounted to $1,506,630 and $427,446, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenues from the sale of equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2017 and 2016, amounts allocated to installation and warranty revenues were $18,725 and $16,763, respectively. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2017 and December 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $28,579 and $30,143 for the three months ended March 31, 2017 and 2016, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $34,917 and $27,567 for the three months ended March 31, 2017 and 2016, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses. The Company did not incur any advertising expenses in the three months ended March 31, 2017 and 2016.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $106,077 and $18,401 for the three months ended March 31, 2017 and 2016, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is RMB. For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2017 and 2016 was $10,257 and $125,461, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2017 and December 31, 2016 were translated at 6.8926 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2017 and 2016 were 6.8877 RMB and 6.53947 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share of common stock (continued)

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the three months ended March 31, 2017 and 2016.  In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
Net loss for basic and diluted net loss per common share	$(146,484)	$(844,093)
From continuing operations	(146,484)	(103,515)
From discontinued operations	$-	$(740,578)

Weighted average common stock outstanding– basic and diluted	1,415,441	1,025,172

Net loss per share of common stock
From continuing operations – basic and diluted	$(0.10)	$(0.10)
From discontinued operations – basic and diluted	-	(0.72)
Net loss per common share - basic and diluted	$(0.10)	$(0.82)

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

Comprehensive gain (loss)

Comprehensive gain (loss) is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive gain (loss) for the three months ended March 31, 2017 and 2016 included net loss and unrealized gain from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications have no effect on previously reported net loss and related to the reclassification of discontinued operations.

Reverse stock split

The Company effected a one-for-four reverse stock split of its common stock on March 20, 2017. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold 100% of the stock of Fulland Wind to a third party for a sales price of RMB48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. A second installment of RMB 14,400,000 (approximately $2.1 million) is due within six months after the transfer registration formalities are completed and, if the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) is due 25 working days after the expiration of such period. The Company expects the final payment to be received within one year. As a result of the sale, the forged rolled rings and related components business is treated as a discontinued operation.

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

As of March 31, 2017, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $648,000) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of March 31, 2017, the buyer of Fulland Wind has not obtained the release of Dyeing, the Company’s chief executive officer and his wife from their guarantees. Although the Company expects the guarantees to be released by the end of May 2017, there is no obligation or mechanism to enforce the release of such guarantees and the Company can give no assurance as to whether or when the guarantees will be released.

Contemporaneously with the sale of the Fulland Wind stock, pursuant to an agreement dated December 23, 2016, Heavy Industries entered into a lease with the buyer for a factory building owned by Heavy Industries at an annual rental of RMB 680,566 (approximately $98,000). The lease has a ten-year term, commencing January 1, 2017. The first year’s rent is payable in two installments, the first installment, equals to 30% of the annual rental, being due on signing the lease, which has been paid as of March 31, 2017.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 3 – DISCONTINUED OPERATIONS (continued)

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 are set forth below.

	March 31, 2017	December 31, 2016
Assets:
Current assets:
Accounts receivable, net	$52,326	$78,407
Inventories, net of reserve for obsolete inventories	31,254	31,019
Advances to suppliers	209,046	200,275
Equipment held for sale	-	1,147,035
Prepaid expenses and other	205,704	302,250
Total current assets	498,330	1,758,986
Total assets	$498,330	$1,758,986
Liabilities:
Current liabilities:
Accounts payable	$462,839	$458,433
Accrued expenses and other liabilities	61,190	45,280
Advances from customers	25,767	54,948
Total current liabilities	549,796	558,661
Total liabilities	$549,796	$558,661

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2017	2016
Revenues	$-	$392,791
Cost of revenues	-	1,001,132
Gross loss	-	(608,341)
Operating expenses	-	112,685
Loss from operations	-	(721,026)
Other expense, net	-	(19,552)
Loss from discontinued operations before income taxes	-	(740,578)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	$-	$(740,578)

NOTE 4 – ACCOUNTS RECEIVABLE

At March 31, 2017 and December 31, 2016, accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016
Accounts receivable	$17,208,274	$15,719,847
Less: allowance for doubtful accounts	(1,811,089)	(1,797,476)
	$15,397,185	$13,922,371

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 5 – INVENTORIES

At March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$1,067,044	$1,003,359
Work-in-process	1,333,873	639,345
Finished goods	415,423	772,652
	2,816,340	2,415,356
Less: reserve for obsolete inventories	(21,337)	(21,177)
	$2,795,003	$2,394,179

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions.

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016.  The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $8,705,000) and to date, has invested RMB 59.8 million (approximately $8,676,000), for which it received a 30% interest in Shengxin. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.3 million), of which Mr. Xue has contributed RMB 20,000,000 (approximately $2.9 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $29.0 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 120,000,000 (approximately $17.4 million) of his commitment during the first half of 2017. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of March 31, 2017, Shengxin had not yet commenced operations.

The solar farm industry in China is subject to significant government regulation. In order to construct and operate solar farms in China, it is necessary to obtain a permit for a specific location, to obtain leasehold rights to a significant amount of contiguous land parcels in provinces where there is significant sunlight for most of the year to support a solar farm and to have an agreement to connect with the local grid. The development of solar farms requires significant funding, which, if financing is not available, would have to be provided by Dyeing and Mr. Xue. There are no agreements relating to the funding obligations of either Dyeing or Mr. Xue with respect to any specific project. Shengxin anticipates that to the extent that it obtains permits for solar farms, it will form a new subsidiary for the sole purpose of obtaining the permit for a specific location and constructing the solar farm at that location. The nature of the parties’ respective investments and the respective equity interest in any solar farm project will be determined on a case-by-case basis. To the extent that Mr. Xue develops the project, he may receive an equity interest in the project greater than the percentage of his equity interest in Shengxin, with the specific amount being subject to mutual agreement of the parties.

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

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2017, the Company’s share of Shengxin’s net loss was $18,355, which was included in loss on equity method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive gain (loss).

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 6 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2017	December 31, 2016
Current assets	$11,516,495	$11,486,018
Noncurrent assets	-	-
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	11,516,495	11,486,018

	Three Months Ended March 31,
	2017	2016
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	(64,946)	-
Net loss	(61,182)	-

NOTE 7 – PROPERTY AND EQUIPMENT

At March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	Useful life	March 31, 2017	December 31, 2016
Office equipment and furniture	5 years	$67,146	$65,209
Manufacturing equipment	5 -10 years	32,484,174	32,240,010
Vehicles	5 years	171,059	169,773
Building and building improvements	5 - 20 years	21,295,786	21,135,718
		54,018,165	53,610,710
Less: accumulated depreciation		(24,879,267)	(23,732,035)
		$29,138,898	$29,878,675

For the three months ended March 31, 2017 and 2016, depreciation expense amounted to $968,190 and $955,279, respectively, of which $699,825 and $817,370, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At March 31, 2017 and December 31, 2016, intangible assets consisted of the following:

	Useful life	March 31, 2017	December 31, 2016
Land use rights	45 - 50 years	$3,917,360	$3,887,915
Patent use rights	10 years	2,321,330	2,303,882
		6,238,690	6,191,797
Less: accumulated amortization		(994,454)	(908,102)
		$5,244,236	$5,283,695

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 8 – INTANGIBLE ASSETS (continued)

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending March 31:	Amount
2018	$317,897
2019	317,897
2020	317,897
2021	317,897
2022	317,897
Thereafter	3,654,751
$5,244,236

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

For the three months ended March 31, 2017 and 2016, amortization of intangible assets amounted to $79,531 and $22,599, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At March 31, 2017 and December 31, 2016, short-term bank loans consisted of the following:

	March 31, 2017	December 31, 2016
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 5, 2017 with annual interest rate of 10.56% at March 31, 2017 and December 31, 2016, secured by certain assets of the Company	$725,416	$719,963
Loan from Bank of Communications, due on September 5, 2017 with annual interest rate of 5.62% at March 31, 2017 and December 31, 2016, secured by certain assets of the Company	725,415	719,963
Loan from Bank of China, due on December 6, 2017 with annual interest rate of 6.09% at March 31, 2017 and December 31, 2016, secured by certain assets of the Company	362,708	359,982
Loan from Bank of China, due on December 8, 2017 with annual interest rate of 6.09% at March 31, 2017 and December 31, 2016, secured by certain assets of the Company	362,708	359,981
Total short-term bank loans	$2,176,247	$2,159,889

Interest related to the short-term bank loans, which was $39,690 and $32,610 for the three months ended March 31, 2017 and 2016, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive gain (loss).

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At March 31, 2017 and December 31, 2016, the Company’s bank acceptance notes payables consisted of the following:

	March 31, 2017	December 31, 2016
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 29, 2017, collateralized by 100% of restricted cash deposited	$-	$71,996

Bank of Communication, non-interest bearing, due on September 24, 2017, collateralized by 100% of restricted cash deposited	43,525	-
Bank of Communication, non-interest bearing, due on August 15, 2017, collateralized by 100% of restricted cash deposited	87,050	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on May 9, 2017, collateralized by 100% of restricted cash deposited	435,249	431,978

Bank of China, non-interest bearing, due on September 14, 2017, collateralized by 100% of restricted cash deposited	72,542	-
Bank of China, non-interest bearing, due and paid on January 6, 2017, collateralized by 100% of restricted cash deposited	-	43,198
Total	$638,366	$547,172

NOTE 11 – ACCRUED EXPENSES

At March 31, 2017 and December 31, 2016, accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Accrued salaries and related benefits	$45,247	$143,622
Other payables	228,555	224,773
	$273,802	$368,395

NOTE 12 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. This statutory reserve is not distributable in the form of cash dividends. As of March 31, 2017 and December 31, 2016, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the three months ended March 31, 2017. Green Power had net losses since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 13 – SEGMENT INFORMATION

During the three months ended March 31, 2016, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Because of significant declines in revenues from the forged rolled rings and related components segment and petroleum and chemical equipment segment, the Company discontinued these segments and sold the forged rolled rings and related components segment in the fourth quarter of 2016. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of forged rolled rings and related components segment, and petroleum and chemical equipment segment are considered as discontinued operations because: (a) the operations and cash flows of these segments were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operation or financial policies of the forged rolled rings and related components segment subsequent to the sale. The results of operation of the forged rolled rings and related components and the petroleum and chemical equipment segments have been presented as discontinued operations for the three months ended March 31, 2016.

At March 31, 2017 and December 31, 2016, all remaining identifiable long-lived tangible assets belong to the Company’s continuing operations, the textile dyeing and finishing equipment segment and are located in China.

NOTE 14 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Supplier	2017	2016
A	18%	*
B	11%	*
C	*	19%
D	*	17%
E	*	13%
F	*	12%
G	*	10%

* Less than 10%

No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at March 31, 2017 and one customer accounted for 11% of the Company’s total outstanding accounts receivable at December 31, 2016.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Supplier	2017	2016
A	31%	*
B	12%	*
C	12%	*
D	*	23%
E	*	18%

* Less than 10%.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

(UNAUDITED)

NOTE 14 – CONCENTRATIONS (continued)

Suppliers (continued)

Two largest suppliers (who accounted for 10% or more of the Company’s total outstanding accounts payable at March 31, 2017) accounted for 33% of the Company’s total outstanding accounts payable at March 31, 2017. No supplier accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2016.

NOTE 15 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $29.0 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $8,705,000) for a 30% equity interest in Shengxin and had invested RMB 59,800,000 (approximately $8,676,000) as of March 31, 2017. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.3 million) for a 70% interest. Mr. Xue contributed RMB 20,000,000 (approximately $2.9 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during the first half of 2017. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of March 31, 2017, Shengxin had not commenced operations.

Guarantee of bank loan of sold subsidiary

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party. As of March 31, 2017 and December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $653,000) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of March 31, 2017, the buyer of Fulland Wind has not obtained the release of Dyeing and the Company’s chief executive officer and his wife from their guarantees. The Company expects that Dyeing and the chief executive officer and his wife will be released from their guarantee of these bank loans by the end of May 2017. However, there is no obligation or mechanism to enforce the release of such guarantees and the Company can give no assurance as to whether or when the guarantees will be released.

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 16 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIEs and subsidiary. Heavy Industries and Dyeing had reached the cumulative limit as of March 31, 2017. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIEs and its subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of March 31, 2017 and December 31, 2016, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at March 31, 2017 and December 31, 2016 were approximately $57,704,000 and $57,324,000, respectively.

NOTE 17 – SUBSEQUENT EVENTS

In May 2017, the Company repaid in full the bank acceptance notes payable to Jiangsu Huishan Mintai Village Town Bank of $435,249.

In May 2017, the Company issued 15,000 shares of common stock pursuant to its 2016 long-term incentive plan. The shares were valued at $50,400, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company decreased accrued professional fees of $50,400.

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

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of March 31, 2017, Shengxin had not yet commenced operations. During the project construction period, we will have the priority to supply components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors.

At March 31, 2017, our investment in Shengxin amounted to approximately $8.7 million. Our investment in Shengxin is subject to a high degree of risk. We cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project.

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries. On December 30, 2016, we sold 100% of the stock in Fulland Wind, the subsidiary that operated our forged rolled rings and related components business, to a non-affiliated third party, as a result of which the forged rolled rings and related components business is reflected as a discontinued operations for all periods presented. As of March 31, 2017 and December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $653,000) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of March 31, 2017, the buyer of Fulland Wind has not obtained the release of Dyeing, the Company’s chief executive officer and his wife from their guarantees. The Company expects that Dyeing, the chief executive officer and his wife will be released from their guarantee of these bank loans by the end of May 2017, although there is no obligation or mechanism to enforce the release of such guarantees and the Company cannot give assurance as to whether or when such releases will be obtained.

Additionally, during the three months ended March 31, 2016, we operated a petroleum and chemical equipment segment, in which we manufactured and sold petroleum and chemical equipment. Because of a significant decline in revenues from this segment, we determined that we would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented.

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

Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to the textile industry, environment issues and alternative energy as well as the competitiveness of Chinese textile manufactures at a time when consumers are looking for lower prices and manufactures are looking to produce in countries with lower labor costs than China, all of which affects the market for our dyeing and finishing equipment. Our business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our revenues in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

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

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of income in the year of disposition.

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

We recognize revenues from the sale of dyeing and finishing equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the three months ended March 31, 2017 and 2016, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016

The following table sets forth the results of our operations for the three months ended March 31, 2017 and 2016 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Dollars	Percentage	Dollars	Percentage
Revenues	$4,658	100.0%	$4,527	100.0%
Cost of revenues	4,072	87.4%	3,706	81.9%
Gross profit	586	12.6%	821	18.1%
Operating expenses	682	14.7%	778	17.2%
(Loss) income from operations	(96)	(2.1)%	43	0.9%
Other expense, net	(39)	(0.8)%	(24)	(0.5)%
(Loss) income from continuing operations before provision for income taxes	(135)	(2.9)%	19	0.4%
Provision for income taxes	11	0.2%	123	2.7%
Loss from continuing operations	(146)	(3.1)%	(104)	(2.3)%
Loss from discontinued operations, net of income taxes	-	-	(740)	(16.4)%
Net loss	(146)	(3.1)%	(844)	(18.7)%
Other comprehensive gain:
Foreign currency translation adjustment	496	10.6%	526	11.7%
Comprehensive gain (loss)	$350	7.5%	$(318)	(7.0)%

Revenues. For the three months ended March 31, 2017, revenues from the sale of dyeing and finishing equipment was $4,658,000 as compared to $4,527,000 for the three months ended March 31, 2016, an increase of $131,000, or 2.9%. In the first quarter of 2016, some of our customers stopped operation in order to comply with stricter environmental requirements, which resulted in the decrease in orders for dyeing machines from these customers. Those customers’ business was back to normal in 2017. Accordingly, our revenues from dyeing and finishing equipment segment increased in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs. For the three months ended March 31, 2017, cost of revenues was $4,072,000 as compared to $3,706,000 for the three months ended March 31, 2016, an increase of $366,000, or 9.9%. The increase in our cost of revenues for the first quarter of 2017 was primarily attributable to an increase in our revenues and an increase in our unit sales costs resulting from the increase in our raw material cost.

Gross profit and gross margin. Our gross profit was $586,000 for the three months ended March 31, 2017 as compared to $821,000 for the three months ended March 31, 2016, representing gross margins of 12.6% and 18.1%, respectively, a decrease period over period. As explained above, the decrease in our gross margin for the first quarter of 2017 was primarily attributed to the increase in raw material cost.

Operating expenses. For the three months ended March 31, 2017, operating expenses were $682,000 as compared to $778,000 for the three months ended March 31, 2016, a decrease of $96,000, or 12.3%, and consisted of the following:

Depreciation. Depreciation was $968,000 and $955,000 for the three months ended March 31, 2017 and 2016, respectively. Depreciation for the three months ended March 31, 2017 and 2016 was included in the following categories (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$700	$817
Operating expenses	268	138
Total	$968	$955

The decrease in depreciation expense for cost of revenues for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was mainly attributable to the reduction of manufacturing equipment used in our manufacturing of inventories due to our discontinued operations.

In the fourth quarter of 2016, we completed our office building improvement and started to amortize the improvement cost in December 2016. The increase in depreciation expense for operating expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to the increased depreciation amount from the office building improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $308,000 for the three months ended March 31, 2017, as compared to $622,000 for the three months ended March 31, 2016, a decrease of $314,000, or 50.5%. Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Professional fees	$86	$474
Payroll and related benefits	79	55
Travel and entertainment	28	22
Shipping	29	30
Intangible amortization	80	23
Other	6	18
Total	$308	$622

●	Professional fees for the three months ended March 31, 2017 decreased by $388,000, or 81.9%, as compared to the three months ended March 31, 2016. In the first quarter of 2016, we incurred and paid stock-based consulting fees of approximately $393,000 to two companies which performed consulting services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, while we did not incur corresponding consulting fees in the first quarter of 2017. Therefore, our professional fees decreased for the first quarter of 2017 as compared to the first quarter of 2016.

●	Payroll and related benefits for the three months ended March 31, 2017 increased by $24,000, or 44.8%, as compared to the three months ended March 31, 2016. The increase was mainly attributable to an increase in employee salaries and related benefits due to the increase in general and administrative personnel. We expect that payroll and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	Travel and entertainment expense for the three months ended March 31, 2017 increased by $6,000, or 26.2%, as compared to the three months ended March 31, 2016. The increase in the first quarter of 2017 was primarily attributable to the increase in travel and entertainment activities.

●	Shipping expense remained roughly consistent for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

●	Intangible amortization for the three months ended March 31, 2017 increased by $57,000, or 251.9%, as compared to the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 was mainly attributable to the increase in amortization for the exclusive patent use right we purchased in August 2016.

●	Other selling, general and administrative expenses for the three months ended March 31, 2017 decreased by $12,000, or 65.6%, as compared to the three months ended March 31, 2016. The decrease was primarily due to stricter control on general corporate spending.

Research and development expenses. Research and development expenses were $106,000 for the three months ended March 31, 2017, as compared to $18,000 for the three months ended March 31, 2016, an increase of $88,000, or 476.5%. The increase in the first quarter of 2017 was primarily attributable to the increase in research and development activities as compared to the first quarter of 2016. Research and development expenses related to the development of new dyeing and finishing products.

(Loss) income from operations. As a result of the factors described above, for the three months ended March 31, 2017, loss from operations amounted to $96,000, as compared to income from operations of $43,000 for the three months ended March 31, 2016.

Other income (expense). Other income (expense) includes interest income, interest expense, loss on equity method investment, foreign currency transaction gain, and other income. For the three months ended March 31, 2017, total other expense, net, amounted to $39,000 as compared to $24,000 for the three months ended March 31, 2016, an increase of $15,000, or 62.6%. The increase in other expense, net, was primarily attributable to a decrease in interest income of approximately $7,000, an increase in interest expense of approximately $7,000, an increase in loss on equity method investment of approximately $18,000, offset by an increase in other income of approximately $17,000.

Income tax provision.  Income tax expense was $11,000 for the three months ended March 31, 2017, as compared to $123,000 for the three months ended March 31, 2016, a decrease of $112,000, or 91.0%. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $146,000, or $(0.10) per share (basic and diluted), for the three months ended March 31, 2017, as compared with $103,000, or $(0.10) per share (basic and diluted), for the three months ended March 31, 2016, a change of $43,000, or 41.5%.

Loss from discontinued operations, net of income taxes. We did not have any discontinued operations in the three months ended March 31, 2017. Our loss from discontinued operations was $741,000, or $(0.72) per share (basic and diluted), for the three months ended March 31, 2016.

The summarized operating results of discontinued operations included our consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2017	2016
Revenues	$-	$392,791
Cost of revenues	-	1,001,132
Gross loss	-	(608,341)
Operating expenses	-	112,685
Loss from operations	-	(721,026)
Other expense, net	-	(19,552)
Loss from discontinued operations before income taxes	-	(740,578)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	$-	$(740,578)

Net loss. As a result of the foregoing, our net loss was $146,000, or $(0.10) per share (basic and diluted), for the three months ended March 31, 2017, as compared with net loss $844,000, or $(0.82) per share (basic and diluted), for the three months ended March 31, 2016, a change of $698,000, or 82.6%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $496,000 for the three months ended March 31, 2017, as compared to $526,000 for the three months ended March 31, 2016. This non-cash gain had the effect of increasing/decreasing our reported comprehensive gain/loss.

Comprehensive gain (loss). As a result of our foreign currency translation gain, we had comprehensive gain for the three months ended March 31, 2017 of $350,000, compared to comprehensive loss of $318,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2017 and December 31, 2016, we had cash balances of $2,829,000 and $1,481,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	March 31, 2017		December 31, 2016
United States	$1	*	$1	*
China	2,828	99.99%	1,480	99.96%
Total cash and cash equivalents	$2,829	100.0%	$1,481	100.0%

* Less than 0.1%

The following table sets forth a summary of changes in our working capital from December 31, 2016 to March 31, 2017 (dollars in thousands):

	March 31, 2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$30,324	$26,592	$3,732	14.0%
Total current liabilities	7,703	5,053	2,650	52.4%
Working capital	$22,621	$21,539	$1,082	5.0%

Our working capital increased by $1,082,000 to $22,621,000 at March 31, 2017 from $21,539,000 at December 31, 2016. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalent of $1,347,000,

●	An increase in accounts receivable, net of allowance for doubtful accounts, of $1,475,000,

●	An increase in inventories, net of reserve for obsolete inventories, of $401,000,

●	An increase in advances to suppliers of $386,000, and

●	An increase in prepaid expenses and other current assets of $1,304,000;

Offset by:

●	A decrease in assets of discontinued operations of $1,261,000,

●	An increase in accounts payable of $1,589,000,

●	An increase in advances from customers of $1,079,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, as explained in more details under Foreign currency translation gain, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $1,338,000 for the three months ended March 31, 2017 as compared to $130,000 for the three months ended March 31, 2016, a change of $1,208,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2017 primarily reflected the add-back of non-cash items primarily consisting of depreciation of $968,000, amortization of intangible assets of $80,000, and loss on equity method investment of $18,000, and changes in operating assets and liabilities mainly consisting of an increase in accounts payable of $1,583,000, and an increase in advances from customers of $1,077,000, offset by an increase in accounts receivable of $1,370,000, an increase in inventories of $383,000, and an increase in advances to suppliers of $378,000, and our net loss of $146,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2016 primarily reflected the add-back of non-cash items primarily consisting of depreciation of $1,675,000, and stock-based compensation and fees of $428,000, and changes in operating assets and liabilities primarily consisting of an increase in advances from customers of $287,000, offset by an increase in inventories of $202,000, an increase in assets of discontinued operations of $218,000, a decrease in accrued expenses of $362,000, a decrease in liabilities of discontinued operations of $402,000, and our net loss of $844,000.

For the three months ended March 31, 2017 and 2016, net cash flow used in investing activities reflects the purchase of property and equipment of $1,000 and $9,000, respectively.

Net cash flow used in financing activities was $0 for the three months ended March 31, 2017 as compared to $87,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we received proceeds from the increase in bank acceptance notes payable of $87,000, offset by payments for the increase in restricted cash of $87,000. During the three months ended March 31, 2016, we made repayment of bank loans of $1,606,000, payments for increase in restricted cash – discontinued operations of $69,000, and payments for decrease in bank acceptance notes payable of $459,000, offset by proceeds received from bank loans of $1,529,000, proceeds from decrease in restricted cash of $459,000, and proceeds from increase in bank acceptance notes payable – discontinued operations of $58,000.

We have historically funded our capital expenditures through cash flow provided by operations and bank loans. As of March 31, 2017, we have contractual commitments of RMB 0.2 million (approximately $29,000) related to an equity investment commitment. We intend to fund the cost with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks.

We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,176	$2,176	$-	$-	$-
Bank acceptance notes payable	638	638	-	-	-
Equity method investment commitment	29	29	-	-	-
Total	$2,843	$2,843	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Pursuant to an agreement dated December 23, 2016, we sold the stock of our subsidiary, Fulland Wind to a third party. As of March 31, 2017, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $653,000) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of March 31, 2017, the buyer of Fulland Wind has not obtained the release of Dyeing and the Company’s chief executive officer and his wife from their guarantees. We expect to be released from these bank loans as a guarantor by the end of May 2017; however, there is no obligation or mechanism to enforce the release of such guarantees and we can give no assurance as to whether or when the guarantees will be released.

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2017 and 2016, we had unrealized foreign currency translation gain of $496,000 and $526,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As reported in our Form 10-K for the year ended December 31, 2016, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and recently elected chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2016.

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during the rest of 2017 and have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2017 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended March 31, 2017 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: May 15, 2017	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: May 15, 2017	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer

