Form 10-Q
period 2017-06-30
Cleantech Solutions International, Inc.,
filed 2017-08-14
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,961,871 shares of common stock are issued and outstanding as of August 14, 2017.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2017

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements Condensed
	Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss) for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (Unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements.	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4	Controls and Procedures.	35

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	36
Item 6.	Exhibits.	36

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,523,416	$1,481,498
Restricted cash	284,140	551,047
Notes receivable	144,521	133,913
Accounts receivable, net of allowance for doubtful accounts	15,023,701	13,922,371
Inventories, net of reserve for obsolete inventories	3,491,624	2,394,179
Advances to suppliers	1,313,883	1,116,525
Deferred tax assets	395,715	386,381
Receivable from sale of subsidiary	2,831,441	4,838,152
Prepaid expenses and other	578,015	9,074
Assets of discontinued operations	757,146	1,758,986

Total current assets	30,343,602	26,592,126

OTHER ASSETS:
Equity method investment	8,775,355	8,610,759
Property and equipment, net	28,648,360	29,878,675
Intangible assets, net	5,249,763	5,283,695

Total other assets	42,673,478	43,773,129

Total assets	$73,017,080	$70,365,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$1,474,709	$2,159,889
Bank acceptance notes payable	280,195	547,172
Accounts payable	2,338,100	864,870
Accrued expenses	253,649	368,395
Advances from customers	464,832	427,446
Due to related party	132,175	-
VAT and service taxes payable	84,250	47,319
Income taxes payable	60,922	79,467
Liabilities of discontinued operations	411,281	558,661

Total current liabilities	5,500,113	5,053,219

Total liabilities	5,500,113	5,053,219

Commitments and contingencies (see Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No shares issued and outstanding at June 30, 2017 and December 31, 2016)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 1,810,641 and 1,415,441 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	1,811	1,415
Additional paid-in capital	36,838,391	35,549,542
Retained earnings	25,863,592	26,531,498
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	2,460,581	876,989

Total stockholders’ equity	67,516,967	65,312,036

Total liabilities and stockholders’ equity	$73,017,080	$70,365,255

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$3,711,767	$3,917,800	$8,369,221	$8,444,500

COST OF REVENUES	3,268,923	3,326,835	7,340,523	7,032,314

GROSS PROFIT	442,844	590,965	1,028,698	1,412,186

OPERATING EXPENSES:
Depreciation	269,349	137,945	537,714	275,854
Selling, general and administrative	560,201	245,512	867,860	867,034
Research and development	111,053	66,237	217,130	84,638

Total operating expenses	940,603	449,694	1,622,704	1,227,526

(LOSS) INCOME FROM OPERATIONS	(497,759)	141,271	(594,006)	184,660

OTHER INCOME (EXPENSE):
Interest income	5,842	6,396	7,720	14,812
Interest expense	(35,176)	(32,344)	(74,866)	(64,954)
Loss on equity method investment	(24,456)	-	(42,811)	-
Foreign currency transaction gain	-	61	-	169
Other income	30,148	393	47,140	393

Total other expense, net	(23,642)	(25,494)	(62,817)	(49,580)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(521,401)	115,777	(656,823)	135,080

Income taxes provision	21	46,597	11,083	169,415

(LOSS) INCOME FROM CONTINUING OPERATIONS	(521,422)	69,180	(667,906)	(34,335)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(749,362)	-	(1,489,940)

NET LOSS	$(521,422)	$(680,182)	$(667,906)	$(1,524,275)

COMPREHENSIVE LOSS:
Net loss	$(521,422)	$(680,182)	$(667,906)	$(1,524,275)

Other comprehensive gain:
Unrealized foreign currency translation gain	1,087,468	(2,368,419)	1,583,592	(1,842,471)

Comprehensive gain (loss)	$566,046	$(3,048,601)	$915,686	$(3,366,746)

NET (LOSS) INCOME PER COMMON SHARE:
Continuing operations - Basic and diluted	$(0.30)	$0.06	$(0.46)	$(0.03)
Discontinued operations - basic and diluted	-	(0.67)	-	(1.39)

Net loss per common share - basic and diluted	$(0.30)	$(0.61)	$(0.46)	$(1.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,730,952	1,121,251	1,455,506	1,073,212

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(667,906)	$(1,524,275)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation	1,939,302	1,824,315
Depreciation - discontinued operations	-	1,527,446
Amortization of intangible assets	159,360	45,226
Loss on equity method investment	42,811	-
Stock-based compensation and fees	102,278	488,500
Changes in operating assets and liabilities:
Notes receivable	(7,273)	61,205
Accounts receivable	(754,586)	72,898
Inventories	(1,025,428)	(1,169,339)
Prepaid and other current assets	1,038,752	(12,704)
Advances to suppliers	(168,063)	100,454
Assets of discontinued operations	(276,596)	544,699
Accounts payable	1,460,922	243,910
Accrued expenses	(117,025)	(383,895)
VAT and service taxes payable	35,300	(148,996)
Income taxes payable	(20,185)	(140,742)
Advances from customers	26,691	(44,882)
Liabilities of discontinued operations	(158,681)	(679,657)

Net cash provided by operating activities	1,609,673	804,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,880)	(9,338)
Proceed received from sale of subsidiary in cash	2,094,606	-

Net cash provided by (used in) investing activities	2,080,726	(9,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	-	2,218,686
Repayments of bank loans	(727,294)	(2,295,192)
Decrease in restricted cash	276,372	459,038
Increase in restricted cash - discontinued operations	-	(68,856)
Decrease in bank acceptance notes payable	(276,372)	(459,038)
Increase in bank acceptance notes payable - discontinued operations	-	58,145
Advance from related party	132,175	-
Proceeds from sale of common stock, net	860,000	483,000

Net cash provided by financing activities	264,881	395,783

Effect of exchange rate changes on cash and cash equivalents	86,638	(458,073)

Net increase in cash and cash equivalents	4,041,918	732,535

Cash and cash equivalents - beginning of period	1,481,498	18,790,370

Cash and cash equivalents - end of period	$5,523,416	$19,522,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$74,866	$64,954
Income taxes	$12,808	$117,451

Cash paid in discontinued operations for:
Interest	$-	$46,222
Income taxes	$-	$1,313

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$298,567	$72,600
Stock issued for accrued liabilities	$28,400	$54,000
Increase in prepaid expenses and other from sale of equipment	$1,306,677	$-

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At June 30, 2017, Shengxin had not yet commenced operations.

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

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented (See Note 3). As a result of the discontinuation of the forged rolled rings and the petroleum and chemical equipment business, the Company’s business is limited to the dyeing and finishing equipment business as its sole continuing operations at June 30, 2017 and December 31, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Recently, the Company formed the following formed a wholly-owned subsidiaries:

●	Vantage Ultimate Limited, a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company (“Vantage”).
●	EC Assets Management Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.
●	EC Rental Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage (“EC Rental”).
●	Sharing Economy Investment Limited, a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage (“Sharing Economy”).
●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands May 23, 2017 and is a wholly-owned by Sharing Economy.
●	EC Advertising Limited, a company incorporated under the laws of British Virgin Islands August 9, 2017 and is a wholly-owned by Sharing Economy.
●	EC (Fly Car) Limited, a company incorporated under the laws of British Virgin Islands May 22, 2017 and is a wholly-owned by Sharing Economy.
●	EC Power (Global) Technology Limited, a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental (“EC Power (Global)”).
●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power (Global).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a loss from continuing operations of $521,422 and $667,906 for the three and six months ended June 30, 2017, respectively. In addition, on December 26, 2016, the Company invested approximately $8,611,000 for a 30% interest in Shengxin, a newly-formed company which plans to develop, construct and maintain solar farms in China, which may require additional investments by the Company. The current cash balance cannot be projected to cover the additional investments if needed from the Company for its ownership interest in Shengxin and pay operating expenses arising from normal business operations for the next twelve months from the issuance date of this report. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are currently adequate to continue operating and maintaining its business strategy for the next twelve months.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued  the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment ’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of June 30, 2017 and December 31, 2016. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the unaudited condensed consolidated financial statements are related to the Company’s continuing operations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017. The consolidated balance sheet as of December 31, 2016 contained herein has been derived from the audited consolidated financial statements as of December 31, 2016, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates during the three and six months ended June 30, 2017 and 2016 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash with various financial institutions mainly in the PRC and the U.S. At June 30, 2017 and December 31, 2016, cash balances held in PRC banks of $5,327,725 and $1,480,941, respectively, are uninsured. The funds are primarily held in banks.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

The following table presents information about equipment held for sale – discontinued operations measured at fair value on a nonrecurring basis at December 31, 2016. At June 30, 2017, the Company did not have any asset measured at fair value.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

At June 30, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2017		December 31, 2016
United States	$195,691	3.54%	$557	*
China	5,327,725	96.46%	1,480,941	99.96%
Total cash and cash equivalents	$5,523,416	100.0%	$1,481,498	100.0%

* Less than 0.1%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $284,140 and $551,047 at June 30, 2017 and December 31, 2016, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ banks have guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $144,521 and $133,913 at June 30, 2017 and December 31, 2016, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $1,335,893 and $1,797,476, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market value utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $21,688 and $21,177 at June 30, 2017 and December 31, 2016, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,313,883 and $1,116,525 at June 30, 2017 and December 31, 2016, respectively.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the six months ended June 30, 2017 and 2016, the Company did not record any impairment charges.

Advances from customers

Advances from customers at June 30, 2017 and December 31, 2016 amounted to $464,832 and $427,446, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2017 and December 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $30,653 and $27,595 for the three months ended June 30, 2017 and 2016, respectively. Shipping costs totaled $59,232 and $57,738 for the six months ended June 30, 2017 and 2016, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $39,789 and $25,267 for the three months ended June 30, 2017 and 2016, respectively. Employee benefit costs totaled $74,706 and $52,834 for the six months ended June 30, 2017 and 2016, respectively.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses. The Company did not incur any advertising expenses in the three and six months ended June 30, 2017 and 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $111,053 and $66,237 for the three months ended June 30, 2017 and 2016, respectively. Research and development costs totaled $217,130 and $84,638 for the six months ended June 30, 2017 and 2016, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is RMB. For the subsidiaries and affiliates, whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2017 and 2016 was $86,637 and $(458,073), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2017 and December 31, 2016 were translated at 6.7810 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2017 and 2016 were 6.8748 RMB and 6.6434 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the six months ended June 30, 2017 and 2016.  In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income for basic and diluted net (loss) income per common share	$(521,422)	$(680,182)	$(667,906)	$(1,524,275)
From continuing operations	(521,422)	69,180	(667,906)	(34,335)
From discontinued operations	$-	$(749,362)	$-	$(1,489,940)

Weighted average common stock outstanding - basic and diluted	1,730,952	1,121,251	1,455,506	1,073,212

Net loss per share of common stock
From continuing operations – basic and diluted	$(0.30)	$0.06	$(0.46)	$(0.03)
From discontinued operations – basic and diluted	-	(0.67)	-	(1.39)
Net (loss) income per common share - basic and diluted	$(0.30)	$(0.61)	$(0.46)	$(1.42)

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

Comprehensive gain (loss)

Comprehensive gain (loss) is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive gain (loss) for the three and six months ended June 30, 2017 and 2016 included net loss and unrealized gain from foreign currency translation adjustments.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

NOTE 3 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold 100% of the stock of Fulland Wind to a third party for a sales price of RMB48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016, and received the second installment of RMB14,400,000 (approximately $2.1 million) on April 10, 2017. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. If the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) is due 25 working days after the expiration of such period. The Company expects the final payment to be received within one year. As a result of the sale, the forged rolled rings and related components business is treated as a discontinued operation.

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

Contemporaneously with the sale of the Fulland Wind stock, pursuant to an agreement dated December 23, 2016, Heavy Industries entered into a lease with the buyer for a factory building owned by Heavy Industries at an annual rental of RMB 680,566 (approximately $98,000). The lease has a ten-year term, commencing January 1, 2017. The first year’s rent is payable in two installments, the first installment, equals to 30% of the annual rental, being due on signing the lease, which has been paid as of June 30, 2017.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 are set forth below.

	June 30, 2017	December 31, 2016
Assets:
Current assets:
Accounts receivable, net	$383,118	$78,407
Inventories, net of reserve for obsolete inventories	31,768	31,019
Advances to suppliers	141,049	200,275
Equipment held for sale	-	1,147,035
Prepaid expenses and other	201,211	302,250
Total current assets	757,146	1,758,986
Total assets	$757,146	$1,758,986
Liabilities:
Current liabilities:
Accounts payable	$410,067	$458,433
Accrued expenses and other liabilities	1.214	45,280
Advances from customers	-	54,948
Total current liabilities	411,281	558,661
Total liabilities	$411,281	$558,661

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$-	$143,475	$-	$536,266
Cost of revenues	-	528,310	-	1,529,442
Gross loss	-	(384,835)	-	(993,176)
Operating expenses	-	345,682	-	458,367
Loss from operations	-	(730,517)	-	(1,451,543)

Other expense, net	-	(18,845)	-	(38,397)
Loss from discontinued operations before income taxes	-	(749,362)	-	(1,489,940)
Income taxes	-	-	-	-
Loss from discontinued operations, net of income taxes	$-	$(749,362)	$-	$(1,489,940)

NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	June 30, 2017	December 31, 2016
Accounts receivable	$16,359,594	$15,719,847
Less: allowance for doubtful accounts	(1,335,893)	(1,797,476)
	$15,023,701	$13,922,371

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 5 – INVENTORIES

At June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$1,250,199	$1,003,359
Work-in-process	1,475,058	639,345
Finished goods	788,055	772,652
	3,513,312	2,415,356
Less: reserve for obsolete inventories	(21,688)	(21,177)
	$3,491,624	$2,394,179

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

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

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of June 30, 2017, Shengxin had not yet commenced operations.

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

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three and six months ended June 30, 2017, the Company’s share of Shengxin’s net loss was $24,456 and $42,811, respectively, which was included in loss on equity method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive gain (loss).

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2017	December 31, 2016
Current assets	$11,613,191	$11,486,018
Noncurrent assets	5,604	-
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$11,618,795	$11,486,018

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operations	(84,990)	-	(149,936)	-
Net loss	$(81,521)	$-	$(142,703)	$-

NOTE 7 – PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	Useful life	June 30, 2017	December 31, 2016
Office equipment and furniture	5 years	$68,251	$65,209
Manufacturing equipment	5 -10 years	33,031,395	32,240,010
Vehicles	5 years	173,874	169,773
Building and building improvements	5 - 20 years	21,646,267	21,135,718
		54,919,787	53,610,710
Less: accumulated depreciation		(26,271,427)	(23,732,035)
		$28,648,360	$29,878,675

For the three months ended June 30, 2017 and 2016, depreciation expense amounted to $971,112 and $869,035, respectively, of which approximately $702,000 and $731,000, respectively, was included in cost of revenues, and the remainder was included in operating expenses. For the six months ended June 30, 2017 and 2016, depreciation expense amounted to $1,939,302 and $1,824,315, respectively, of which approximately $1,402,000 and $1,548,000, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At June 30, 2017 and December 31, 2016, intangible assets consisted of the following:

	Useful life	June 30, 2017	December 31, 2016
Land use rights	45 - 50 years	$3,981,831	$3,887,915
Patent use rights	10 years	2,359,534	2,303,882
		6,341,365	6,191,797
Less: accumulated amortization		(1,091,602)	(908,102)
		$5,249,763	$5,283,695

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending June 30:	Amount
2018	$323,129
2019	323,129
2020	323,129
2021	323,129
2022	323,129
Thereafter	3,634,118
$5,249,763

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

For the three months ended June 30, 2017 and 2016, amortization of intangible assets amounted to $79,829 and $22,627, respectively. For the six months ended June 30, 2017 and 2016, amortization of intangible assets amounted to $159,360 and $45,226, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At June 30, 2017 and December 31, 2016, short-term bank loans consisted of the following:

	June 30, 2017	December 31, 2016
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 5, 2017 with annual interest rate of 10.56% and repaid on May 26, 2017	$-	$719,963
Loan from Bank of Communications, due on September 5, 2017 with annual interest rate of 5.62% at June 30, 2017 and December 31, 2016, secured by certain assets of the Company	737,355	719,963
Loan from Bank of China, due on December 6, 2017 with annual interest rate of 6.09% at June 30, 2017 and December 31, 2016, secured by certain assets of the Company	368,677	359,982
Loan from Bank of China, due on December 8, 2017 with annual interest rate of 6.09% at June 30, 2017 and December 31, 2016, secured by certain assets of the Company	368,677	359,981
Total short-term bank loans	$1,474,709	$2,159,889

Interest related to the short-term bank loans, which was $35,176 and $32,344 for the three months ended June 30, 2017 and 2016, and $74,866 and $64,954 for the six months ended June 30, 2017 and 2016, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive gain (loss).

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At June 30, 2017 and December 31, 2016, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2017	December 31, 2016
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 29, 2017, collateralized by 100% of restricted cash deposited	$-	$71,996
Bank of Communication, non-interest bearing, due on September 24, 2017, collateralized by 100% of restricted cash deposited	44,242	-
Bank of Communication, non-interest bearing, due on August 15, 2017, collateralized by 100% of restricted cash deposited	88,483	-
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on May 9, 2017, collateralized by 100% of restricted cash deposited	-	431,978
Bank of Communication, non-interest bearing, due on November 8, 2017, collateralized by 100% of restricted cash deposited	73,735	-
Bank of China, non-interest bearing, due on September 14, 2017, collateralized by 100% of restricted cash deposited	73,735	-
Bank of China, non-interest bearing, due and paid on January 6, 2017, collateralized by 100% of restricted cash deposited	-	43,198
Total	$280,195	$547,172

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to related party

From time to time, the Company receive advances from YSK 1860 Ltd., which is a principal shareholder of the Company for working capital purposes. These advanced and non-interest bearing and are payable on demand. At June 30, 2017 and December 31, 2016, amounts due to this related party amounted to $132,175 and $0, respectively.

Exclusivity agreement

On June 11, 2017, the Company entered into an Exclusivity Agreement (the “Exclusivity Agreement”) with ECrent Capital Holdings Limited (“ECrent”) the terms of which became effective on the same day. Pursuant to the Exclusivity Agreement, the Company and ECrent agreed to engage in exclusive discussions regarding a potential acquisition by the Company of ECrent and/or any of its subsidiaries or otherwise all or part of ECrent’s business and potential business cooperation between the two companies (collectively, the “Potential Transactions”) for a period of three months commencing from the date of the Exclusivity Agreement (the “Exclusive Period”). Ms. Deborah Yuen, an affiliate of YSK 1860 Ltd., which is a principal shareholder of the Company, controls ECrent Holdings Limited, which is the majority shareholder of ECrent. ECrent agreed that, during the Exclusive Period, neither ECrent nor its agents, representatives or advisors will contact, solicit, discuss or negotiate with any third party with respect to any transaction relating to a transfer or pledge of securities of ECrent and/or its subsidiaries, a sale of ECrent’s business, a business cooperation or any other matters that may adversely affect the Potential Transactions or the parties’ discussion related thereto.

NOTE 12 – ACCRUED EXPENSES

At June 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Accrued salaries and related benefits	$30,162	$143,622
Other payables	223,487	224,773
	$253,649	$368,395

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock issued for services

On May 8, 2017, the Company issued 15,000 shares of common stock pursuant to its 2016 long-term incentive plan for legal services. The shares were valued at $50,400, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with this issuance, the Company reduced accounts payable by $28,400 and recorded stock-based professional fees of $22,000 during the six months ended June 30, 2017.

On May 18, 2017, pursuant to a consulting agreement, the Company issued 25,000 shares of its common stock to a consultant for business development services provided and to be provided through December 31, 2017. The shares were valued at $84,000, the fair market value on the grant date using the reported closing share price on the date of grant. Pursuant to this consulting agreement, the Company will issue an additional 25,000 share of common stock to this consultant before September 1, 2017. For the six months ended June 30, 2017, the Company recorded stock-based professional fees of $33,600 and prepaid expenses of $50,400 which to amortized over the remaining service period.

On June 22, 2017, pursuant to a one-year consulting agreement effective May 16, 2017, the Company issued 65,200 shares of common stock to a consultant for business development services rendered and to be rendered. These shares were valued at $283,620, the fair market value on the grant date using the reported closing share price on the date of grant. For the six months ended June 30, 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $35,452 and prepaid expenses of $248,168 which to amortized over the remaining service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 20,000 share of common stock to this consultant before November 1, 2017. The initial fair value of these shares was were valued at $87.000, the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For the six months ended June 30, 2017, the Company recorded stock-based professional fees of $11,225 related to these issuable shares. As of June 30, 2017, there was $78,575 of stock-based professional fees to be recognized through May 2018.

Common stock sold for cash

In June 2017, pursuant to stock purchase agreements, the Company sold an aggregate of 290,000 shares of common stock to three investors at a purchase price of $3.00 per share for net cash proceeds a total of $860,000. The Company did not engage a placement agent with respect to these sales.

NOTE 14 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. This statutory reserve is not distributable in the form of cash dividends. As of June 30, 2017 and December 31, 2016, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the six months ended June 30, 2017. Green Power had net losses since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

NOTE 15 – SEGMENT INFORMATION

During the three and six months ended June 30, 2016, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

Because of significant declines in revenues from the forged rolled rings and related components segment and petroleum and chemical equipment segment, the Company discontinued these segments and sold the forged rolled rings and related components segment in the fourth quarter of 2016. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of forged rolled rings and related components segment, and petroleum and chemical equipment segment are considered as discontinued operations because: (a) the operations and cash flows of these segments were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operation or financial policies of the forged rolled rings and related components segment subsequent to the sale. The results of operation of the forged rolled rings and related components and the petroleum and chemical equipment segments have been presented as discontinued operations for the three and six months ended June 30, 2016.

At June 30, 2017 and December 31, 2016, all remaining identifiable long-lived tangible assets belong to the Company’s continuing operations, the textile dyeing and finishing equipment segment and are located in China.

NOTE 16 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
Supplier	2017	2016
A	12%	-
B	-	10%

No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at June 30, 2017 and 2016.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
Supplier	2017	2016
A	23%	*
B	15%	-
C	11%	-
D	-	17%
E	-	14%

* Less than 10%.

One largest suppliers (who accounted for 10% or more of the Company’s total outstanding accounts payable at June 30, 2017) accounted for 22% of the Company’s total outstanding accounts payable at June 30, 2017. One largest suppliers accounted for 10% of the Company’s total outstanding accounts payable at December 31, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

NOTE 17 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $29.0 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $8,705,000) for a 30% equity interest in Shengxin and had invested RMB 59,800,000 (approximately $8,676,000) as of June 30, 2017. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.3 million) for a 70% interest. Mr. Xue contributed RMB 20,000,000 (approximately $2.9 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during the the remainder of 2017. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of June 30, 2017, Shengxin had not commenced operations.

Litigation

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

As of June 30, 2017 and December 31, 2016, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at June 30, 2017 and December 31, 2016 were approximately $58,477,000 and $57,324,000, respectively.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(UNAUDITED)

NOTE 19 – SUBSEQUENT EVENTS

Common stock issued for services

On July 19, 2017, pursuant to one-year consulting agreements, the Company issued an aggregate of 120,000 shares of common stock to two consultants ($60,000 shares each) for business development services to be rendered. These shares were valued at $498,000, the fair market value on the grant date using the reported closing share price on the date of grant. On July 19, 2017, in connection with the issuance of these shares, the Company recorded prepaid expenses of $498,000 which to amortized over the one-year service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 40,000 share of common stock to these consultants (20,000 shares each) in October 2017 unless the agreements are cancelled. The initial fair value of these shares was were valued at $166,000, the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On July 31, 2017, pursuant to engagement letters, the Company issued 23,230 shares of common stock and 8,000 shares of common stock for accounting services and investor relation services to be rendered, respectively. These shares were valued at $127,106, the fair market value on the grant date using the reported closing share price on the date of grant. On July 31, 2017, in connection with the issuance of these shares, the Company recorded prepaid expenses of $127,106 which to amortized over the one-year service period.

Transfer agreement

On August 4, 2017, the Company’s wholly-owned subsidiary, EC Power (Global) Technology Limited (“EC Power”), entered into a Transfer Agreement (the “Transfer Agreement”) with ECoin Global Limited (“ECoin”) to purchase ECoin Redemption Codes (the “Codes”) produced by ECoin for total consideration of $20,000,000 (the “Transfer Consideration”). In accordance with the Agreement, EC Power will market the Codes, which contain a value that enables subscribers to upload certain number of items onto ECrent’s website for rental. The Codes have a validity period of four (4) years, and will not expire until August 3, 2021 (the “Expiry Date”). The Transfer Consideration will be paid by EC Power to ECoin in installments, with each installment payable not later than thirty days after the end of December 31st in each calendar year. Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company. In connection with this Transfer Agreement, the Company shall record a liability and a corresponding asset of $20,000,000.

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

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of June 30, 2017, Shengxin had not yet commenced operations. During the project construction period, we will have the priority to supply components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors.

At June 30, 2017, our investment in Shengxin amounted to approximately $8.7 million. Our investment in Shengxin is subject to a high degree of risk. We cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project.

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries. On December 30, 2016, we sold 100% of the stock in Fulland Wind, the subsidiary that operated our forged rolled rings and related components business, to a non-affiliated third party, as a result of which the forged rolled rings and related components business is reflected as a discontinued operations for all periods presented. As of June 30, 2017 the Company received RMB 28,800,000 (approximately $4.2 million) proceeds in cash from the buyer, and the balance of receivable from sale of Fulland is $2,831,441.

Additionally, during the three and six months ended June 30, 2016, we operated a petroleum and chemical equipment segment, in which we manufactured and sold petroleum and chemical equipment. Because of a significant decline in revenues from this segment, we determined that we would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented.

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

Recent developments

In June 2017, pursuant to stock purchase agreements, we sold an aggregate of 290,000 shares of common stock to three investors at a purchase price of $3.00 per share for net cash proceeds a total of $860,000.

We have launched a global bike sharing app service and joined together with local sharing bike operators in Hong Kong.  Our one-stop solution allows consumers to locate and pay for sharing bikes using a single platform, without having to download separate apps and create separate payment accounts for each individual bike-sharing operator. Using our platform, consumers will be able to locate and rent the closest sharing bike on a cross-city and cross-region basis. Featuring a single registration, deposit and payment system, bike locking and tracking technology, we expect our platform to provide a seamless and compelling user experience.

On August 4, 2017, our wholly-owned subsidiary, EC Power entered into a Transfer Agreement with ECoin Global Limited (“ECoin”) to purchase ECoin Redemption Codes (the “Codes”) produced by ECoin for total consideration of $20,000,000 (the “Transfer Consideration”). In accordance with the Agreement, EC Power will market the Codes, which contain a value that enables subscribers to upload certain number of items onto ECrent’s website for rental. The Codes have a validity period of four (4) years, and will not expire until August 3, 2021 (the “Expiry Date”). The Transfer Consideration will be paid by EC Power to ECoin in installments, with each installment payable not later than thirty days after the end of December 31st in each calendar year. Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company.

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

We recognize revenues from the sale of dyeing and finishing equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the six months ended June 30, 2017 and 2016, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017 and 2016

The following table sets forth the results of our operations for the three months ended June 30, 2017 and 2016 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
	Dollars	Percentage	Dollars	Percentage
Revenues	$3,712	100.0%	$3,918	100.0%
Cost of revenues	3,269	88.1%	3,327	84.9%
Gross profit	443	11.9%	591	15.1%
Operating expenses	941	25.3%	450	11.5%
(Loss) income from operations	(498)	(13.4)%	141	3.6%
Other expense, net	(24)	(0.6)%	(25)	(0.7)%
(Loss) income from continuing operations before provision for income taxes	(521)	(14.0)%	116	3.0%
Provision for income taxes	-	-%	47	1.2%
(Loss) income from continuing operations	(521)	(14.0)%	69	1.8%
Loss from discontinued operations, net of income taxes	-	-	(749)	(19.1)%
Net loss	(521)	(14.0)%	(680)	(17.4)%
Other comprehensive gain:
Foreign currency translation adjustment	1,088	29.3%	(2,369)	(60.5)%
Comprehensive gain (loss)	$566	15.3%	$(3,049)	(77.8)%

The following table sets forth the results of our operations for the six months ended June 30, 2017 and 2016 indicated as a percentage of revenues (dollars in thousands):

	Six Months Ended June 30,
	2017		2016
	Dollars	Percentage	Dollars	Percentage
Revenues	$8,369	100.0%	$8,444	100.0%
Cost of revenues	7,340	87.7%	7,032	83.3%
Gross profit	1,029	12.3%	1,412	16.7%
Operating expenses	1,623	19.4%	1,227	14.5%
(Loss) income from operations	(594)	(7.1)%	185	2.2%
Other expense, net	(63)	(0.8)%	(50)	(0.6)%
(Loss) income from continuing operations before provision for income taxes	(657)	(7.8)%	135	1.6%
Provision for income taxes	11	0.1%	169	2.0%
(Loss) income from continuing operations	(668)	(8.0)%	(34)	(0.4)%
Loss from discontinued operations, net of income taxes	-	-	(1,490)	(17.6)%
Net loss	(668)	(8.0)%	(1,524)	(18.1)%
Other comprehensive gain:
Foreign currency translation adjustment	1,583	18.9%	(1,843)	(21.8)%
Comprehensive gain (loss)	$916	10.9%	$(3,367)	(39.9)%

Revenues. For the three months ended June 30, 2017, revenues from the sale of dyeing and finishing equipment was $3,712,000 as compared to $3,918,000 for the three months ended June 30, 2016, a decrease of $206,000, or 5.3%. For the six months ended June 30, 2017, revenues from the sale of dyeing and finishing equipment was $8,369,000 as compared to $8,444,000 for the six months ended June 30, 2016, a decrease of $75,000, or 0.9%.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs. For the three months ended June 30, 2017, cost of revenues was $3,269,000 as compared to $3,327,000 for the three months ended June 30, 2016, a decrease of $58,000, or 1.7%. The decrease in our cost of revenues for the second quarter of 2017 was primarily attributable to a decrease in our revenues and an increase in our unit sales costs resulting from the increase in our raw material cost. For the six months ended June 30, 2017, cost of revenues was $7,341,000 as compared to $7,032,000 for the six months ended June 30, 2016, an increase of $308,000, or 4.4%. The changes in our cost of revenues for the three and six month periods ended June 30, 2017 as compared to the comparable 2016 periods was primarily attributable to a decrease in our revenues and an increase in our unit sales costs resulting from the increase in our raw material cost.

Gross profit and gross margin. Our gross profit was $443,000 for the three months ended June 30, 2017 as compared to $591,000 for the three months ended June 30, 2016, representing gross margins of 11.9% and 15.1%, respectively, and our gross profit was $1,029,000 for the six months ended June 30, 2017 as compared to $1,412,000 for the six months ended June 30, 2016, representing gross margins of 12.3% and 16.7%, respectively, a decrease period over period. As explained above, the decrease in our gross margins for the 2017 periods as compared to the 2016 comparable periods was primarily attributed to the increase in raw material cost.

Operating expenses. For the three months ended June 30, 2017, operating expenses were $941,000 as compared to $450,000 for the three months ended June 30, 2016, an increase of $491,000, or 109.2%. For the six months ended June 30, 2017, operating expenses were $1,623,000 as compared to $1,228,000 for the six months ended June 30, 2016, an increase of $395,000, or 32.2%, and consisted of the following:

Depreciation. Depreciation was $971,000 and $869,000 for the three months ended June 30, 2017 and 2016, respectively. Depreciation was $1,939,000 and $1,824,000 for the six months ended June 30, 2017 and 2016, respectively. Depreciation for the three and six months ended June 30, 2017 and 2016 was included in the following categories (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenues	$702	$731	$1,402	$1,548
Operating expenses	269	138	537	276
Total	$971	$869	$1,939	$1,824

The decrease in depreciation expense for cost of revenues for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was mainly attributable to the reduction of manufacturing equipment used in our manufacturing of inventories due to our discontinued operations.

In the fourth quarter of 2016, we completed our office building improvement and started to amortize the improvement cost in December 2016. The increase in depreciation expense for operating expenses for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily attributable to the increased depreciation amount from the office building improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $560,000 and $868,000 for the three and six months ended June 30, 2017, as compared to $245,000 and $867,000 for the three and six months ended June 30, 2016, an increase of $315,000, or 128.2% and $1, or 0.1%, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2017 and 2016 consisted of the following (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Professional fees	$209	$80	$295	$554
Payroll and related benefits	155	52	234	107
Travel and entertainment	50	29	78	51
Shipping	30	28	59	58
Intangible amortization	79	3	159	6

Other	37	53	43	91
Total	$560	$245	$868	$867

●	Professional fees for the three months ended June 30, 2017 increased by $129,000, or 161.1%, as compared to the three months ended June 30, 2016. During the three months ended June 30, 2017, we incurred stock-based consulting fees of approximately $80,000 for business development services while we did not incur such consulting fees in the comparable 2016 period. We also incurred additional legal fees related to an increase in corporate activities. Professional fees for the six months ended June 30, 2017 decreased by $259,000, or 46.8%, as compared to the six months ended June 30, 2016. During the six months ended June 30, 2016, we incurred and paid stock-based consulting fees of approximately $393,000 to two companies which performed consulting services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth as compared to approximately $80,000 during the six months ended June 30, 2016, a decrease of $313,000.This decrease was offset by an increase in legal fees due to an increase in business activities.

●	Payroll and related benefits for the three and six months ended June 30, 2017 increased by $103,000 and $127,000, or 198.1% and 118.7%, as compared to the three and six months ended June 30, 2016, respectively. The increase was mainly attributable to an increase in employee salaries and related benefits of approximately $36,000 and $60,000 due to the increase in general and administrative personnel and an increase in compensation incurred of approximately $67,000 and $67,000 for new executive management during the three and six months ended June 30, 2017 as compared to the comparable period in 2016, respectively. We expect that payroll and related benefits to increase in future periods.

●	Travel and entertainment expense for the three and six months ended June 30, 2017 increased by $21,000 and $27,000, or 72.4% and 52.9%, as compared to the three and six months ended June 30, 2016, respectively. The increase in the three and six months ended June 30, 2017 was primarily attributable to the increase in travel and entertainment activities.

●	Shipping expense remained roughly consistent for the three and six months ended June 30, 2017 as compared to the corresponding period in 2016.

●	Intangible amortization for the three and six months ended June 30, 2017 increased by $76,000 and $153,000, as compared to the three and six months ended June 30, 2016, respectively. The increase for the three and six months ended June 30, 2017 was mainly attributable to the increase in amortization for the exclusive patent use right we purchased in August 2016.

●	Other selling, general and administrative expenses for the three months ended June 30, 2017 decreased by $16,000, or 30.2%, as compared to the three months ended June 30, 2016. Other selling, general and administrative expenses for the six months ended June 30, 2017 decreased by $48,000, or 52.7%, as compared to the six months ended June 30, 2016. The decrease was primarily due to stricter control on general corporate spending.

Research and development expenses. Research and development expenses were $111000 and $217,000 for the three and six months ended June 30, 2017, as compared to $66,000 and $85,000 for the three and six months ended June 30, 2016, an increase of $45,000 and $132,000, or 67.7% and 156.5%, respectively. The increase in the three and six months ended June 30, 2017 was primarily attributable to the increase in research and development activities as compared to the corresponding period in 2016. Research and development expenses related to the development of new dyeing and finishing products.

(Loss) income from operations. As a result of the factors described above, for the three and six months ended June 30, 2017, loss from operations amounted to $497,000 and $594,000, as compared to income from operations of $141,000 and $185,000 for the three and six months ended June 30, 2016, respectively.

Other income (expense). Other income (expense) includes interest income, interest expense, loss on equity method investment, foreign currency transaction gain, and other income. For the three months ended June 30, 2017, total other expense, net, amounted to $24,000 as compared to $25, for the three months ended June 30, 2016, a decrease of $2,000, or 7.3%. For the six months ended June 30, 2017, total other expense, net, amounted to $63,000 as compared to $50,000 for the six months ended June 30, 2016, an increase of $13,000, or 26.7%.

Income tax provision.  Income tax expense was $21 and $11,000 for the three and six months ended June 30, 2017, as compared to $47,000 and $169,000 for the three and six months ended June 30, 2016, a decrease of $47,000 and $158,000, or 100% and 93.5%, respectively. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three and six months ended June 30, 2017 as compared to the comparable period of 2016.

(Loss) gain from continuing operations. As a result of the foregoing, our loss from continuing operations was $(521,000), or $(0.30) per share (basic and diluted), for the three months ended June 30, 2017, as compared with gain from continuing operations of $69,000, or $0.06 per share (basic and diluted), for the three months ended June 30, 2016, a change of $591,000, or 853.7%. Our loss from continuing operations was $(668,000), or $(0.46) per share (basic and diluted) for the six months ended June 30, 2017, as compared with $(34,000), or $(0.03) per share (basic and diluted), for the six months ended June 30, 2016, a change of $634,000, or 1,845,3%.

Loss from discontinued operations, net of income taxes. We did not have any discontinued operations in the three and six months ended June 30, 2017. Our loss from discontinued operations was $749,000, or $(0.67) per share (basic and diluted), for the three months ended June 30, 2016. Our loss from discontinued operations was $1,490,000, or $(1.39) per share (basic and diluted), for the six months ended June 30, 2016.

The summarized operating results of discontinued operations included our consolidated statements of operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$-	$143,475	$-	$536,266
Cost of revenues	-	528,310	-	1,529,442
Gross loss	-	(384,835)	-	(993,176)
Operating expenses	-	345,682	-	458,367
Loss from operations	-	(750,517)	-	(1,451,543)

Other expense, net	-	(18,845)	-	(38,397)
Loss from discontinued operations before income taxes	-	(749,362)	-	(1,489,940)
Income taxes	-	-	-	-
Loss from discontinued operations, net of income taxes	$-	$(749,362)	$-	$(1,489,940)

Net loss. As a result of the foregoing, our net loss was $566,000, or $(0.30) per share (basic and diluted), for the three months ended June 30, 2017, as compared with net loss $680,000, or $(0.61) per share (basic and diluted), for the three months ended June 30, 2016, a change of $159,000, or 23.3%. Our net loss was $668,000, or $(0.46) per share (basic and diluted), for the six months ended June 30, 2017, as compared with net loss $1,524,000, or $(1.42) per share (basic and diluted), for the six months ended June 30, 2016, a change of $856,000, or 56.2%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,087,000 and $1,584,000 for the three and six months ended June 30, 2017, as compared to foreign currency translation loss of $2,368,000 and $1,842,000 for the three and six months ended June 30, 2016, respectively. This non-cash gain or loss had the effect of increasing/decreasing our reported comprehensive gain/loss.

Comprehensive gain (loss). As a result of our foreign currency translation gain, we had comprehensive gain for the three months ended June 30, 2017 of $566,000, compared to comprehensive loss of $3,049,000 for the three months ended June 30, 2016. We had comprehensive gain for the six months ended June 30, 2017 of $916,000, compared to comprehensive loss of $3,367,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2017 and December 31, 2016, we had cash balances of $2,829,000 and $1,481,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	June 30, 2017		December 31, 2016
United States	$195	3.54%	$1	*
China	5,328	96.46%	1,480	99.96%
Total cash and cash equivalents	$5,523	100.0%	$1,481	100.0%

* Less than 0.1%

The following table sets forth a summary of changes in our working capital from December 31, 2016 to June 30, 2017 (dollars in thousands):

	June 30, 2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$30,344	$26,592	$3,752	14.1%
Total current liabilities	5,500	5,053	447	8.8%
Working capital	$24,844	$21,539	$3,305	15.3%

Our working capital increased by $3,035,000 to $24,844,000 at June 30, 2017 from $21,539,000 at December 31, 2016. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalent of $4,042,000,

●	An increase in accounts receivable, net of allowance for doubtful accounts, of $1,101,000,

●	An increase in inventories, net of reserve for obsolete inventories, of $1,097,000,

●	An increase in advances to suppliers of $197,000,

●	An increase in prepaid expenses and other current assets of $569,000, and,

●	An decrease in short-term bank loans of $685,000;

Offset by:

●	A decrease in assets of discontinued operations of $1,002,000,

●	A decrease in receivable from sale of subsidiary of $2,007,000 due to the collection of this balance,

●	An increase in accounts payable of $1,473,000, and,

●	An increase in due to related party of $132,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, as explained in more details under Foreign currency translation gain or loss, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $1,610,000 for the six months ended June 30, 2017 as compared to $804,000 for the six months ended June 30, 2016, a change of $806,000.

●	Net cash flow provided by operating activities for the six months ended June 30, 2017 primarily reflected a net loss of $668,000 adjusted for the add-back of non-cash items primarily consisting of depreciation of $1,939,000, amortization of intangible assets of $159,000, and loss on equity method investment of $43,000, and changes in operating assets and liabilities mainly consisting of a decrease in prepaid and other current assets of $1,039,000 and an increase in accounts payable of $1,461,000, offset by an increase in accounts receivable of $755,000, an increase in inventories of $1,025,000, and an increase in advances to suppliers of $168,000.

●	Net Cash flow provided by operating activities for the six months ended June 30, 2016 primarily reflected the add-back of non-cash items primarily consisting of depreciation of approximately $3.4 million, amortization of land use rights of $45,000, and stock-based compensation and fees of $489,000, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $73,000, a decrease in advances to suppliers of $100,000, an increase in accounts payable of $244,000, and a decrease in asset of discontinued operations of $545,000, offset by our net loss of approximately $1.5 million, and changes in operating assets and liabilities primarily consisting of an increase in inventories of approximately $1.2 million, a decrease in accrued expenses of approximately $384,000, a decrease in VAT and service taxes payable of $149,000, a decrease in income taxes payable of $141,000 and a decrease in liabilities of discontinued operations of $680,000.

For the six months ended June 30, 2017, net cash flow provided by investing activities of $2,081,000, which reflects the purchase of property and equipment of $14,000 and proceeds received from sale of subsidiary in cash of $2,095,000. For the six months ended June 30, 2016, net cash flow used in investing activities reflects the purchase of property and equipment of $9,000.

Net cash flow provided by financing activities was $265,000 for the six months ended June 30, 2017 as compared to $396,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received proceeds from sale of common stock of $860,000 and proceeds from related party advances of $132,000, offset by repayment of bank loans of $727,000. During the six months ended June 30, 2016, we received proceeds from bank loans of approximately $2.2 million, proceeds from the decrease in restricted cash of $459,000, proceeds from sale of common stock of $483,000, and proceeds from increase in bank acceptance notes payable – discontinued operations of $58,000, offset by repayments for bank loans of approximately $2.3 million, decrease in bank acceptance notes payable of $459,000, and payments for increase in restricted cash – discontinued operations of $69,000.

We have historically funded our capital expenditures through cash flow provided by operations and bank loans. As of June 30, 2017, we have contractual commitments of RMB 0.2 million (approximately $29,000) related to an equity investment commitment. We intend to fund the cost with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$1,475	$1,475	$-	$-	$-
Bank acceptance notes payable	280	280	-	-	-
Equity method investment commitment	29	29	-	-	-
Total	$1,784	$1,784	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended June 30, 2017 and 2016, we had unrealized foreign currency translation gain of $1,087,000 and an unrealized foreign currency translation loss of $2,368,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2017 and 2016, we had unrealized foreign currency translation gain of $1,584,000 and an unrealized foreign currency translation loss of $1,842,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the six months ended June 30, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended June 30, 2017 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended June 30, 2017 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2017, pursuant to a consulting agreement, we issued 25,000 shares of our common stock to a consultant for business development services provided and to be provided through December 31, 2017. The shares were valued at $84,000, the fair market value on the grant date using the reported closing share price on the date of grant.

On June 22, 2017, pursuant to a one-year consulting agreement, effective May 16, 2017, we issued 65,200 shares of common stock to a consultant for business development services rendered and to be rendered. These shares were valued at $283,620, the fair market value on the grant date using the reported closing share price on the date of grant.

In June 2017, pursuant to stock purchase agreements, we sold an aggregate of 290,000 shares of common stock to three investors at a purchase price of $3.00 per share for net cash proceeds a total of $860,000. The Company did not engage a placement agent with respect to these sales.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: August 14, 2017	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: August 14, 2017	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer

