Form 10-Q
period 2017-09-30
Cleantech Solutions International, Inc.,
filed 2017-11-14
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,561,703 shares of common stock are issued and outstanding as of November 14, 2017.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2017

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements.	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4	Controls and Procedures.	36

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	38
Item 6.	Exhibits.	38

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,774,697	$1,481,498
Restricted cash	229,499	551,047
Notes receivable	254,059	133,913
Accounts receivable, net of allowance for doubtful accounts	13,023,448	13,922,371
Inventories, net of reserve for obsolete inventories	4,033,372	2,394,179
Advances to suppliers	2,560,713	1,116,525
Deferred tax assets	403,389	386,381
Receivable from sale of subsidiary	2,886,350	4,838,152
Prepaid expenses and other	1,475,104	9,074
Assets of discontinued operations	380,779	1,758,986

Total current assets	30,021,410	26,592,126

OTHER ASSETS:
Equity method investment	8,906,014	8,610,759
Property and equipment, net	28,274,949	29,878,675
Intangible assets, net	5,269,221	5,283,695

Total other assets	42,450,184	43,773,129

Total assets	$72,471,594	$70,365,255

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,029,465	$2,159,889
Bank acceptance notes payable	375,827	547,172
Accounts payable	2,414,145	864,870
Accrued expenses	207,303	368,395
Advances from customers	1,011,384	427,446
Due to related party	351,430	-
VAT and service taxes payable	7,298	47,319
Income taxes payable	62,104	79,467
Liabilities of discontinued operations	356,384	558,661

Total current liabilities	6,815,340	5,053,219

Total liabilities	6,815,340	5,053,219

Commitments and contingencies (see Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized;
No shares issued and outstanding at September 30, 2017 and December 31, 2016)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 2,111,871 and 1,415,441 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	2,112	1,415
Additional paid-in capital	38,003,455	35,549,542
Retained earnings	21,613,265	26,531,498
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	3,684,830	876,989

Total stockholders' equity	65,656,254	65,312,036

Total liabilities and stockholders' equity	$72,471,594	$70,365,255

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$2,629,217	$3,946,480	$10,998,438	$12,390,980

COST OF REVENUES	3,075,290	3,452,614	10,415,813	10,484,928

GROSS PROFIT (LOSS)	(446,073)	493,866	582,625	1,906,052

OPERATING EXPENSES:
Depreciation	276,940	112,472	814,654	388,326
Selling, general and administrative	3,279,792	322,426	4,147,652	1,189,460
Research and development	107,568	111,840	324,698	196,478

Total operating expenses	3,664,300	546,738	5,287,004	1,774,264

(LOSS) INCOME FROM OPERATIONS	(4,110,373)	(52,872)	(4,704,379)	131,788

OTHER INCOME (EXPENSE):
Interest income	3,205	5,460	10,925	20,272
Interest expense	(33,125)	(31,676)	(107,991)	(96,630)
Loss on equity method investment	(39,060)	-	(81,871)	-
Foreign currency transaction gain	-	(1)	-	168
Other income	478	(2)	47,618	391

Total other expense, net	(68,502)	(26,219)	(131,319)	(75,799)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,178,875)	(79,091)	(4,835,698)	55,989

Income taxes provision	113	7,103	11,196	176,518

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,178,988)	(86,194)	(4,846,894)	(120,529)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(71,339)	(273,342)	(71,339)	(1,763,282)

NET LOSS	$(4,250,327)	$(359,536)	$(4,918,233)	$(1,883,811)

COMPREHENSIVE LOSS:
Net loss	$(4,250,327)	$(359,536)	$(4,918,233)	$(1,883,811)

Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	1,224,249	(315,181)	2,807,841	(2,157,652)

Comprehensive loss	$(3,026,078)	$(674,717)	$(2,110,392)	$(4,041,463)

NET LOSS PER COMMON SHARE:
Continuing operations - Basic and diluted	$(2.10)	$(0.07)	$(2.96)	$(0.10)
Discontinued operations - basic and diluted	(0.04)	(0.21)	(0.04)	(1.54)

Net loss per common share - basic and diluted	$(2.14)	$(0.28)	$(3.00)	$(1.64)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,988,794	1,297,111	1,635,223	1,148,390

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,918,233)	$(1,883,811)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	2,937,696	2,895,246
Depreciation - discontinued operations	-	1,563,725
Amortization of intangible assets	241,464	107,918
Loss on equity method investment	81,871	-
Stock-based compensation and fees	482,243	582,740
Bad debt expense	1,892,821	-
Changes in operating assets and liabilities:
Notes receivable	(111,669)	13,679
Restricted cash	-	(4,038)
Accounts receivable	(415,467)	(1,032,188)
Inventories	(1,499,147)	(1,167,953)
Prepaid and other current assets	929,997	(675,868)
Advances to suppliers	(1,363,517)	(68,597)
Assets of discontinued operations	116,061	1,575,256
Accounts payable	1,506,286	201,300
Accrued expenses	(166,965)	(317,968)
VAT and service taxes payable	(41,153)	(73,542)
Income taxes payable	(20,390)	(319,637)
Advances from customers	552,352	158,070
Liabilities of discontinued operations	(221,741)	(6,163,598)

Net cash used in operating activities	(17,491)	(4,609,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	-	(2,431,892)
Purchase of property and equipment	(86,402)	(14,290)
Proceed received from sale of subsidiary in cash	2,115,842	-

Net cash provided by (used in) investing activities	2,029,440	(2,446,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	1,248,932	2,963,868
Repayments of bank loans	(1,469,332)	(3,039,865)
Decrease in restricted cash	337,947	443,857
Increase in restricted cash - discontinued operations	-	(71,473)
Decrease in bank acceptance notes payable	(191,014)	(440,780)
Advance from related party	351,430	-
Proceeds from sale of common stock, net	860,000	753,400

Net cash provided by financing activities	1,137,963	609,007

Effect of exchange rate changes on cash and cash equivalents	143,287	(430,689)

Net increase (decrease) in cash and cash equivalents	3,293,199	(6,877,130)

Cash and cash equivalents - beginning of period	1,481,498	18,790,370

Cash and cash equivalents - end of period	$4,774,697	$11,913,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$107,991	$165,515
Income taxes	$12,808	$164,182

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$1,083,967	$76,340
Stock issued for accrued liabilities	$28,400	$54,000
Increase in prepaid expenses and other from sale of equipment	$1,306,677	$-

See notes to unaudited condensed consolidated financial statements.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At September 30, 2017, Shengxin had not yet commenced operations.

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

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented (See Note 3). As a result of the discontinuation of the forged rolled rings and the petroleum and chemical equipment business, the Company’s business is limited to the dyeing and finishing equipment business as its sole continuing operations at September 30, 2017 and December 31, 2016.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

The Company's latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, recently, the Company formed the following formed wholly-owned subsidiaries:

●	Vantage Ultimate Limited, a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company (“Vantage”).

●	EC Assets Management Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC Rental Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage (“EC Rental”).

●	Sharing Economy Investment Limited, a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage (“Sharing Economy”).

●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.

●	EC Advertising Limited, a company incorporated under the laws of British Virgin Islands on August 9, 2017 and is a wholly-owned by Sharing Economy.

●	EC (Fly Car) Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.

●	EC Power (Global) Technology Limited, a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental (“EC Power (Global)”).

●	EC Power (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power (Global).

●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.

●	EC Technology & Innovations Limited, a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a loss from continuing operations of $4,178,988 and $4,846,894 for the three and nine months ended September 30, 2017, respectively. On December 26, 2016, the Company invested approximately $8,611,000 for a 30% interest in Shengxin, a newly-formed company which plans to develop, construct and maintain solar farms in China, which may require additional investments by the Company. In addition, the Company has formed several new subsidiaries and is in the process of entering into new business segments. The current cash balance cannot be projected to cover the additional investments if needed from the Company for its ownership interest in Shengxin, to pay operating expenses arising from normal business operations, and to develop new business segments for the next twelve months from the issuance date of this report. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are currently adequate to continue operating and maintaining its business strategy for the next twelve months.

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
SEPTEMBER 30, 2017

(UNAUDITED)

Basis of presentation; management’s responsibility for preparation of financial statements

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, as well as the financial statements of the Huayang Companies, including Dyeing, which conducts the Company’s continuing operations, and Heavy Industries, which operated discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued  the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment ’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of September 30, 2017 and December 31, 2016. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the unaudited condensed consolidated financial statements are related to the Company’s continuing operations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017. The consolidated balance sheet as of December 31, 2016 contained herein has been derived from the audited consolidated financial statements as of December 31, 2016, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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
SEPTEMBER 30, 2017

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates during the three and nine months ended September 30, 2017 and 2016 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash with various financial institutions mainly in the PRC and the U.S. At September 30, 2017 and December 31, 2016, cash balances held in PRC banks of $4,766,642 and $1,480,941, respectively, are uninsured. The funds are primarily held in banks.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following table presents information about equipment held for sale – discontinued operations measured at fair value on a nonrecurring basis at December 31, 2016. At September 30, 2017, the Company did not have any asset measured at fair value.

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

At September 30, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2017		December 31, 2016
United States	$8,055	0.17%	$557	*
China	4,766,642	99.83%	1,480,941	99.96%
Total cash and cash equivalents	$4,774,697	100.0%	$1,481,498	100.0%

* Less than 0.1%

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $229,499 and $551,047 at September 30, 2017 and December 31, 2016, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ banks have guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $254,059 and $133,913 at September 30, 2017 and December 31, 2016, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $3,813,179 and $1,797,476, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market value utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $22,109 and $21,177 at September 30, 2017 and December 31, 2016, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,560,713 and $1,116,525 at September 30, 2017 and December 31, 2016, respectively.

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

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  During the nine months ended September 30, 2017 and 2016, the Company did not record any impairment charges.

Advances from customers

Advances from customers at September 30, 2017 and December 31, 2016 amounted to $1,011,384 and $427,446, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

The Company recognizes revenue from the rental of batteries when earned.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2017 and December 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

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

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $29,259 and $23,811 for the three months ended September 30, 2017 and 2016, respectively. Shipping costs totaled $88,491 and $81,549 for the nine months ended September 30, 2017 and 2016, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $31,412 and $23,955 for the three months ended September 30, 2017 and 2016, respectively. Employee benefit costs totaled $106,118 and $76,789 for the nine months ended September 30, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s new dyeing machinery. Research and development costs totaled $107,568 and $111,840 for the three months ended September 30, 2017 and 2016, respectively. Research and development costs totaled $324,698 and $196,478 for the nine months ended September 30, 2017 and 2016, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is RMB or Hong Kong dollars (HKD). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts at September 30, 2017 and December 31, 2016 were translated at 6.6520 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Honk Kong, asset and liability accounts at September 30, 2017 were translated at 7.8 HKD to $1.00, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the nine months ended September 30, 2017 and 2016 were 6.8058 RMB and 6.5792 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the nine months ended September 30, 2017 was 7.8 HKD to $1.00. The Company did not have operations in Hong Kong during the 2016 periods. Equity accounts were stated at their historical rate. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the nine months ended September 30, 2017 and 2016.  In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss for basic and diluted net loss per common share	$(4,250,327)	$(359,536)	$(4,918,233)	$(1,883,811)
From continuing operations	(4,178,988)	(86,194)	(4,846,894)	(120,529)
From discontinued operations	$(71,339)	$(273,342)	$(71,339)	$(1,763,282)

Weighted average common stock outstanding - basic and diluted	1,988,794	1,297,111	1,635,223	1,148,390

Net loss per share of common stock
From continuing operations – basic and diluted	$(2.10)	$(0.07)	$(2.96)	$(0.10)
From discontinued operations – basic and diluted	(0.04)	(0.21)	(0.04)	(1.54)
Net loss per common share - basic and diluted	$(2.14)	$(0.28)	$(3.00)	$(1.64)

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

Comprehensive gain (loss)

Comprehensive gain (loss) is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive gain (loss) for the three and nine months ended September 30, 2017 and 2016 included net loss and unrealized gain from foreign currency translation adjustments.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

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

Contemporaneously with the sale of the Fulland Wind stock, pursuant to an agreement dated December 23, 2016, Heavy Industries entered into a lease with the buyer for a factory building owned by Heavy Industries at an annual rental of RMB 680,566 (approximately $98,000). The lease has a ten-year term, commencing January 1, 2017. The first year’s rent is payable in two installments, the first installment, equals to 30% of the annual rental, being due on signing the lease, which has been paid as of September 30, 2017.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 are set forth below.

	September 30, 2017	December 31, 2016
Assets:
Current assets:
Accounts receivable, net	$33,738	$78,407
Inventories, net of reserve for obsolete inventories	-	31,019
Advances to suppliers	141,442	200,275
Equipment held for sale	-	1,147,035
Prepaid expenses and other	205,599	302,250
Total current assets	380,779	1,758,986
Total assets	$380,779	$1,758,986
Liabilities:
Current liabilities:
Accounts payable	$356,384	$458,433
Accrued expenses and other liabilities	-	45,280
Advances from customers	-	54,948
Total current liabilities	356,384	558,661
Total liabilities	$356,384	$558,661

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$31,113	$-	$567,379
Cost of revenues	31,652	17,678	31,652	1,547,120
Gross profit (loss)	(31,652)	13,435	(31,652)	(979,741)
Operating expenses	(39,687)	(268,628)	(39,687)	(726,995)
Loss from operations	(71,339)	(255,193)	(71,339)	(1,706,736)
Other expense, net	-	(18,149)	-	(56,546)
Loss from discontinued operations before income taxes	(71,339)	(273,342)	(71,339)	(1,763,282)
Income taxes	-	-	-	-
Loss from discontinued operations, net of income taxes	$(71,339)	$(273,342)	$(71,339)	$(1,763,282)

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016
Accounts receivable	$16,836,627	$15,719,847
Less: allowance for doubtful accounts	(3,813,179)	(1,797,476)
	$13,023,448	$13,922,371

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 5 – INVENTORIES

At September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$963,097	$1,003,359
Work-in-process	1,887,708	639,345
Finished goods	1,204,676	772,652
	4,055,481	2,415,356
Less: reserve for obsolete inventories	(22,109)	(21,177)
	$4,033,372	$2,394,179

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions.

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016.  The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $8,705,000) and to date, has invested RMB 59.8 million (approximately $8,676,000), for which it received a 30% interest in Shengxin. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.3 million), of which Mr. Xue has contributed RMB 20,000,000 (approximately $2.9 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $29.0 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 120,000,000 (approximately $17.4 million) of his commitment during 2018. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of September 30, 2017, Shengxin had not yet commenced operations.

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

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three and nine months ended September 30, 2017, the Company’s share of Shengxin’s net loss was $39,060 and $81,871, respectively, which was included in loss on equity method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2017	December 31, 2016
Current assets	$11,706,942	$11,486,018
Noncurrent assets	5,318	-
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$11,712,260	$11,486,018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$-	$-	$-	$-
Loss from operations	(133,339)	-	(283,275)	-
Net loss	$(130,200)	$-	$(272,903)	$-

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	Useful life	September 30, 2017	December 31, 2016
Office equipment and furniture	5 years	$69,575	$65,209
Manufacturing equipment	5 -10 years	33,671,962	32,240,010
Vehicles	5 years	249,628	169,773
Building and building improvements	5 - 20 years	22,066,046	21,135,718
		56,057,211	53,610,710
Less: accumulated depreciation		(27,782,262)	(23,732,035)
		$28,274,949	$29,878,675

For the three months ended September 30, 2017 and 2016, depreciation expense amounted to $998,394 and $1,070,931, respectively, of which approximately $721,042 and $958,920, respectively, was included in cost of revenues, and the remainder was included in operating expenses. For the nine months ended September 30, 2017 and 2016, depreciation expense amounted to $2,937,696 and $2,895,246, respectively, of which approximately $2,123,042 and $2,506,920, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At September 30, 2017 and December 31, 2016, intangible assets consisted of the following:

	Useful life	September 30, 2017	December 31, 2016
Land use rights	45 - 50 years	$4,059,049	$3,887,915
Patent use rights	10 years	2,405,292	2,303,882
		6,464,341	6,191,797
Less: accumulated amortization		(1,195,120)	(908,102)
		$5,269,221	$5,283,695

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2018	$323,129
2019	323,129
2020	323,129
2021	323,129
2022	323,129
Thereafter	3,653,576
$5,269,221

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

For the three months ended September 30, 2017 and 2016, amortization of intangible assets amounted to $82,104 and $62,692, respectively. For the nine months ended September 30, 2017 and 2016, amortization of intangible assets amounted to $241,464 and $107,918, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At September 30, 2017 and December 31, 2016, short-term bank loans consisted of the following:

	September 30, 2017	December 31, 2016
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 5, 2017 with annual interest rate of 10.56% and repaid on May 26, 2017	$-	$719,963
Loan from Bank of Communications, due on September 5, 2017 with annual interest rate of 5.62% and repaid on September 5, 2017	-	719,963
Loan from Bank of China, due on December 6, 2017 with annual interest rate of 6.09% at September 30, 2017 and December 31, 2016, secured by certain assets of the Company	375,827	359,982
Loan from Bank of China, due on December 8, 2017 with annual interest rate of 6.09% at September 30, 2017 and December 31, 2016, secured by certain assets of the Company	375,827	359,981
Loan from Bank of Wuxi Nongshuang, due on April 25, 2018 with annual interest rate of 5.87% at September 30, 2017, secured by certain assets of the Company	676,488	-
Loan from Bank of Communication, due on September 25, 2018 with annual interest rate of 5.85% at September 30, 2017, secured by certain assets of the Company	601,323	-
Total short-term bank loans	$2,029,465	$2,159,889

Interest related to the short-term bank loans, which was $33,125 and $31,676 for the three months ended September 30, 2017 and 2016, and $107,991 and $96,630 for the nine months ended September 30, 2017 and 2016, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive gain (loss).

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At September 30, 2017 and December 31, 2016, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2017	December 31, 2016
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 29, 2017, collateralized by 100% of restricted cash deposited	$-	$71,996
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on May 9, 2017, collateralized by 100% of restricted cash deposited	-	431,978
Bank of China, non-interest bearing, due and paid on January 6, 2017, collateralized by 100% of restricted cash deposited	-	43,198
Bank of Communication, non-interest bearing, due on November 8, 2017, collateralized by 100% of restricted cash deposited	75,165	-
Bank of Communication, non-interest bearing, due on March 24, 2018, collateralized by 100% of restricted cash deposited	300,662	-
Total	$375,827	$547,172

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to related party

From time to time, the Company receive advances from YSK 1860 Ltd., which is a principal shareholder of the Company for working capital purposes. These advanced and non-interest bearing and are payable on demand. At September 30, 2017 and December 31, 2016, amounts due to this related party amounted to $351,430 and $0, respectively.

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

NOTE 12 – ACCRUED EXPENSES

At September 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Accrued salaries and related benefits	$125,886	$143,622
Other payables	81,417	224,773
	$207,303	$368,395

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock issued for services

On May 8, 2017, the Company issued 15,000 shares of common stock pursuant to its 2016 long-term incentive plan for legal services. The shares were valued at $50,400, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with this issuance, the Company reduced accounts payable by $28,400 and recorded stock-based professional fees of $22,000 during the nine months ended September 30, 2017.

On May 18, 2017, pursuant to a seven month consulting agreement, the Company issued 25,000 shares of its common stock to a consultant for business development services provided and to be provided through December 31, 2017. These shares were valued at $84,000, the fair market value on the grant date using the reported closing share price on the date of grant. Pursuant to this consulting agreement, on September 30, 2017, the Company issued an additional 25,000 share of common stock to this consultant. These shares were valued at $81,500, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with these issuances, the Company recorded stock-based professional fees of $100,300 and prepaid expenses of $65,200 which is amortized over the remaining service period.

On June 22, 2017, pursuant to a one-year consulting agreement effective May 16, 2017, the Company issued 65,200 shares of common stock to a consultant for business development services rendered and to be rendered. These shares were valued at $283,620, or $4.35 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $106,357 and prepaid expenses of $141,811 which is amortized over the remaining service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 20,000 share of common stock to this consultant before November 1, 2017. The initial fair value of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For the nine months ended September 30, 2017, the Company recorded stock-based professional fees of $25,200 related to these issuable shares and as of September 30, 2017, there was $42,000 of unamortized stock-based professional fees to be recognized through May 2018.

On July 19, 2017, pursuant to one-year consulting agreements effective July 19, 2017, the Company issued an aggregate of 120,000 shares of common stock to two consultants (60,000 shares each) for business development services to be rendered. These shares were valued at $498,000, or $4.15 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $103,750 and prepaid expenses of $394,250 which is amortized over the remaining service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 40,000 share of common stock to these consultants (20,000 shares each) before November 1, 2017. The initial fair value of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For the nine months ended September 30, 2017, the Company recorded stock-based professional fees of $28.000 related to these issuable shares and as of September 30, 2017, there was $106,400 of unamortized stock-based professional fees to be recognized through July 2018.

On July 31, 2017, pursuant to a one-year consulting agreements effective July 1, 2017, the Company issued 8,000 shares of common stock to a consultant for investor relations services to be rendered. These shares were valued at $32,560, or $4.07 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $8,140 and prepaid expenses of $24,420 which is amortized over the remaining service period.

On July 31, 2017, pursuant to a one-year consulting agreements effective July 1, 2017, the Company issued 23,230 shares of common stock to a consultant for accounting services rendered and to be rendered. These shares were valued at $85,111, or $4.07 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $30,713 and prepaid expenses of $54,398 which is amortized over the remaining service period.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

On August 21, 2017, pursuant to one-year consulting agreements effective August 21, 2017, the Company issued an aggregate of 125,000 shares of common stock to two consultants (65,000 and 60,000 shares, respectively) for business development services to be rendered. These shares were valued at $403,750, or $3.23 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $44,749 and prepaid expenses of $359,001 which is amortized over the remaining service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 35,000 share of common stock to these consultants (17,000 and 18,000, respectively) before November 21, 2017. The initial fair value of these shares was were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For the nine months ended September 30, 2017, the Company recorded stock-based professional fees of $13,034 related to these issuable shares and as of September 30, 2017, there was $104,566 of unamortized stock-based professional fees to be recognized through July 2018.

Common stock sold for cash

In June 2017, pursuant to stock purchase agreements, the Company sold an aggregate of 290,000 shares of common stock to three investors at a purchase price of $3.00 per share for net cash proceeds a total of $860,000. The Company did not engage a placement agent with respect to these sales.

NOTE 14 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. This statutory reserve is not distributable in the form of cash dividends. As of September 30, 2017 and December 31, 2016, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the nine months ended September 30, 2017. Green Power had net losses since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

NOTE 15 – SEGMENT INFORMATION

During the three and nine months ended September 30, 2016, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC. Because of significant declines in revenues from the forged rolled rings and related components segment and petroleum and chemical equipment segment, the Company discontinued these segments and sold the forged rolled rings and related components segment in the fourth quarter of 2016. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of forged rolled rings and related components segment, and petroleum and chemical equipment segment are considered as discontinued operations because: (a) the operations and cash flows of these segments were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operation or financial policies of the forged rolled rings and related components segment subsequent to the sale. The results of operation of the forged rolled rings and related components and the petroleum and chemical equipment segments have been presented as discontinued operations for the three and nine months ended September 30, 2016.

At September 30, 2017 and December 31, 2016, all remaining identifiable long-lived tangible assets belong to the Company’s continuing operations, the textile dyeing and finishing equipment segment and are located in China.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 16 – CONCENTRATIONS

Customers

For the nine months ended September 30, 2017, one customer accounted for 10% of total revenues. No customer accounted for 10% of total revenues for the nine months ended September 30, 2016. No customer accounted for 10% or more of the Company’s total outstanding accounts receivable at September 30, 2017. One customer accounted for 11% of the Company’s total outstanding accounts receivable at December 31, 2016

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
Supplier	2017	2016
A	22%	*
B	12%	*
C	-	23%
D	-	12%
E	*	10%

* Less than 10%.

One largest suppliers (who accounted for 10% or more of the Company’s total outstanding accounts payable at September 30, 2017) accounted for 13% of the Company’s total outstanding accounts payable at September 30, 2017. No suppliers accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2016.

NOTE 17 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $29.0 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $8,705,000) for a 30% equity interest in Shengxin and had invested RMB 59,800,000 (approximately $8,676,000) as of September 30, 2017. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.3 million) for a 70% interest. Mr. Xue contributed RMB 20,000,000 (approximately $2.9 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during 2018. If Mr. Xue does not make this payment by the end of 2017, Dyeing will have the right to amend the contract, and both parties will adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of September 30, 2017, Shengxin had not commenced operations.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Transfer agreement

On August 4, 2017, the Company’s wholly-owned subsidiary, EC Power (Global) Technology Limited (“EC Power”), entered into a Transfer Agreement (the “Transfer Agreement”) with ECoin Global Limited (“ECoin”), to purchase ECoin Redemption Codes (the “Codes”) produced by ECoin for total future consideration of $20,000,000 (the “Transfer Consideration”). In accordance with the Agreement, EC Power will market the Codes, which contain a value that enables subscribers to upload certain number of items onto ECrent’s website for rental. The Codes have a validity period of four years, and will not expire until August 3, 2021 (the “Expiry Date”). The Transfer Consideration will be paid by EC Power to ECoin in installments, with each installment payable not later than thirty days after the end of December 31st in each calendar year.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company. As of the date of this report, EC Power has not taken possession of any redemption codes and as of September 30, 2017, EC Power has not sold any redemption codes.

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

As of September 30, 2017 and December 31, 2016, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at September 30, 2017 and December 31, 2016 were approximately $56,037,000 and $57,324,000, respectively.

NOTE 19 – SUBSEQUENT EVENTS

Common stock issued for services

On October 3, 2017, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for investor relation services to be rendered, the Company agreed to pay this consultant $202,000 per year to be paid by the issuance of an aggregate of 134,688 shares as follows: 33,672 shares were issued in October 2017. 33,672 during the sixth month from the agreement date, 33,672 shares during the 12th month from the agreement date, and 33,672 shares during the 18th month from the agreement date. The initial 33,672 shares were valued at $112,801, or $3.35 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $112,801 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 101,016 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair value of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall annually by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the first and second anniversary date of the date of this agreement, provided that the maximum number of shares issued for the Shortfall shall not exceed 13,500 Shares per year of services.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

On October 9, 2017, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Advertising Limited and an individual, the Company issued 65,089 shares of common stock to a consultant for advertising and marketing services to be rendered. These shares were valued at $216,095, or $3.32 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $216,095 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 65,089 share of common stock to this consultant before April 9, 2018, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair value of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. If, on the first date when the restrictive legend on the certificate of each lot of the shares issued to the Consultant pursuant this agreement is removed and such lot of shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of Shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for all the Shortfalls, within the first 3 months of the second year of Services, by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the shares are issued pursuant to this agreement, provided that the maximum number of shares issued for the Shortfall shall not exceed 26,036 Shares. Additionally, the Company shall, within one month from the date of this Agreement, issue such number of ordinary shares of EC Advertising Limited to the Consultant (or his nominee) so that he (or his nominee) will hold 15% of EC Advertising Limited issued share capital as enlarged by the share issue pursuant to this agreement. Additionally, within one month after the Consultant achieves all the performance targets as outlined in the agreement, EC Advertising Limited shall issue, or shall cause its major shareholder to transfer, such number of EC Advertising Limited's ordinary shares to the Consultant (or its nominee) so that he (and his nominee) will, together with the 15% issued share capital discussed above, hold a total of 49% of EC Advertising Limited’s issued share capital as enlarged by the share issue or after the transfer (as the case may be). Performance targets include the achievement by the Company of total revenue of $10,000,000 and profit after tax of $4,000,000 during the term of the agreement.

On October 9, 2017, pursuant to a consulting agreement, the Company agreed to issue 7,615 shares of its common stock to an entity for development services rendered. Such shares were issued in November 2017 upon completion of the services rendered. These shares were valued at $25,282, or $3.32 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $25,282.

On October 19, 2017, pursuant to a one-year consulting agreement effective May 16, 2017, the Company issued 20,000 shares of common stock to a consultant for business development services rendered and to be rendered (see note 13). These shares were valued at $99,400, or $4.97 per share, the fair market value on the issue date using the reported closing share price on the date of issue. The initial fair value of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares were remeasured using the then-current fair value of the Company’s common stock. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant.

On October 23, 2017, pursuant to a consulting agreement, the Company agreed to issue 6,000 shares of its common stock to an entity for public relations services rendered. These shares were valued at $28,920, or $4.82 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $28,920.

In November 2017, pursuant to one-year consulting agreements effective July 19, 2017 (see Note 13), the Company issued an aggregate of 40,000 shares of common stock to two consultants (20,000 shares each) for business development services to be rendered. The initial fair value of these shares was were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares were remeasured using the then-current fair value of the Company’s common stock.

CLEANTECH SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(UNAUDITED)

On November 1, 2017, pursuant to one-year consulting agreements effective November 1, 2017, the Company issued an aggregate of 100,000 shares of common stock to two entities (50,000 shares each) for business development services to be rendered. These shares were valued at $435,000, or $4.35 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $435,000 over the service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 24,052 share of common stock to these consultants (12,000 and 12,052 shares, respectively) during the 6th month of this agreement, provided that these agreements are not terminated prior to the issuance of such shares. The initial fair value of these shares was were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On November 1, 2017, pursuant to one-year consulting agreements effective November 1, 2017, the Company issued an aggregate of 58,000 shares of common stock to two individuals (38,000 and 20,000 shares, respectively) for business development services to be rendered. These shares were valued at $252,300, or $4.35 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $252,300 over the service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 17,948 share of common stock to these consultants (11,148 and 6,800 shares, respectively) during the 6th month of this agreement, provided that these agreements are not terminated prior to the issuance of such shares. The initial fair value of these shares was were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On November 3, 2017, pursuant to a two-year consulting agreement effective November 6, 2017, the Company issued 33,983 shares of common stock to an individual for business development services to be rendered. These shares were valued at $144,088, or $4.24 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $144,088 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 33,983 share of common stock to this consultant during the 6th month of this agreement, provided that this agreement is not terminated prior to the issuance of such shares. The initial fair value of these shares was were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

Note purchase agreement

On October 9, 2017, the Company entered into a Note Purchase Agreement (the “NPA”) with Chong Ou Holdings Group Company Limited, a BVI company (the “Investor”) pursuant to which the Investor purchased a note for $670,000, bearing two percent (2%) interest per annum (the “Note”). The Note automatically converts into shares of common stock of the Company at a conversion price equal to $3.35 per share on January 8, 2018. The Company shall have the option, in its sole and absolute discretion, to repay the Outstanding Amount in full on or before the Conversion Date.

Acquisition of Inspirit Studio

On October 27, 2017, the Company’s wholly-owned subsidiary, EC Technology & Innovations Limited (“ECTI”), entered into a Sale and Purchase Agreement (the “Agreement”) with the shareholder of Inspirit Studio (“Inspirit”), to acquire 51% ownership of Inspirit. ECTI will acquire 51% of Inspirit for consideration of HK$3.0 million, which shall be satisfied by the allotment and issuance of 85,473 shares of the Company. In connection with the acquisition, the Company shall issue 85,473 restricted shares of its common stock valued at $4.30 per share on the acquisition-date fair value of our common stock based on the quoted trading price of the Company’s common stock. Inspirit has been engaging in developing a mobile app platform which provides instant errand services in a peer to peer model. The Company is currently analyzing the fair value of the assets acquired and liabilities assumed to determine the purchase price allocation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically, our primary operations involved the design, manufacture and distribution of a line of proprietary high and low temperature dyeing and finishing machinery to the textile industry. Our products feature a high degree of both automation and mechanical-electrical integration. Our products are used in dyeing yarns such as pure cotton, cotton-polyester, terylene, polyester wool, poly-acrylic fiber, nylon, cotton ramie, and wool yarn. We are continuing to seek to utilize our expertise in manufacturing precision products to meet demand in new and existing end markets.

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

The current focus for the dyeing machine business is on investing in research and development to improve our competitive position. In August 2016, we purchased the technology use right for a patent that covers ozone-ultrasonic textile dyeing equipment. We believe this new patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeast Asia. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries. On December 30, 2016, we sold 100% of the stock in Fulland Wind, the subsidiary that operated our forged rolled rings and related components business, to a non-affiliated third party, as a result of which the forged rolled rings and related components business is reflected as discontinued operations for all periods presented. As of June 30, 2017, the Company received RMB 28,800,000 (approximately $4.2 million) proceeds in cash from the buyer, and the balance of receivable from sale of Fulland is $2,831,441.

Additionally, during the three and six months ended June 30, 2016, we operated a petroleum and chemical equipment segment, in which we manufactured and sold petroleum and chemical equipment. Because of a significant decline in revenues from this segment, we determined that we would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as discontinued operations for all periods presented.

Recently, difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine who’s been following China’s environmental laws and who hasn’t. In the past year, reports estimate that China has dispatched inspectors in as many as 30 provinces around the country and 80,000 factories—roughly 40 percent of the factories in China—have been fined, charged or closed because of their emissions. As a result, we experienced softer demand for our low-emission airflow dyeing machines as many of our potential customers already upgraded to newer models and we believe that much of our remaining potential customer base does not have the ability to make significant capital expenditures at this time. As a result, if we are to sell our products to the smaller textile manufacturers, it may be necessary for us to design and market a cheaper machine that meets the Chinese government requirements or reduce prices which would impact both revenues and gross margin.

Our ability to generate revenue from our dyeing machine operations revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to the textile industry, environment issues and alternative energy as well as the competitiveness of Chinese textile manufactures at a time when consumers are looking for lower prices and manufactures are looking to produce in countries with lower labor costs than China, all of which affects the market for our dyeing and finishing equipment. Our dyeing machine business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our dyeing machine business revenues in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Our latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

Recent developments

Beginning in the second quarter of 2017, we established new business divisions to focus on the development of sharing economy platforms and related rental businesses. Cleantech Solutions believes a true peer-to-peer sharing economy based on rentals will take significant market share in both the business and consumer markets over the next few years. We have been exploring possible merger and acquisition opportunities that can bring to market more user-friendly platforms and convenient channels that allow people to rent what they need and make their lives easier.

We plan to launch a global bike sharing app service and join together with sharing bike operators in Hong Kong and the U.S..  Our one-stop solution allows consumers to locate and pay for sharing bikes using a single platform, without having to download separate apps and create separate payment accounts for each individual bike-sharing operator. In September 2017, our wholly-owned subsidiary EC Power (HK) commenced offering a mobile power charger rental service through major convenience store networks in over 700 store locations in Hong Kong and over 40 locations in Macau. The rental service allows customers to rent and return mobile power chargers at any of the convenience stores carrying the service. We currently have over 20,000 mobile chargers available for rent and are preparing to expand this business into other retail outlets and other new regions around the world. We are also considering the acquisition of a battery production company in order to ensure appropriate quality, safety and availability of products to meet market demand. Our wholly-owned subsidiary, EC Technology & Innovations Limited ("ECTI"), recently acquired a 51% interest in Inspirit Studio, which develops and runs a sharing economy mobile platform called Anyway that allows people to provide courier delivery services during their commuting times.

In August 2017, we signed an agreement with ECoin Global Limited ("ECoin") for the future purchase of ECoin redemption codes with an aggregate value of $50 million for total consideration of $20 million. We plan to resell the redemption codes in the form of ECrent gift cards at global locales through reseller channels, such as convenience stores. We are working with InComm, a global pre-payment network and solution provider, to sell the redemption codes with face values of HK$100, HK$300 and HK$500 at major convenience store networks in Hong Kong and Macau with other international locations to follow. In September 2017, we entered into exclusive discussions with ECoin Development Limited ("ECoin"), a private company incorporated in the British Virgin Islands, regarding the development and operation of a cryptocurrency system to support the development of a sharing economy ecosystem based on blockchain solutions.

We are currently engaged in exclusive discussions with ECrent Capital Holdings Limited ("ECrent"), a private company incorporated in the British Virgin Islands focusing on developing and operating a global rental platform to promote sharing economy across 30 countries and regions. In addition, our wholly-owned subsidiary, Sharing Economy Investment Limited ("SEI"), is in exclusive discussions regarding the potential acquisition of a 51% interest in 3D Discovery Co. Limited ("3D Discovery"), a digital marketing services provider which provides various solution such as 3D scanning and modeling, website and mobile app development, video production, graphic design, etc. to its clients. Apart from its existing business, 3D Discovery plans to develop a mobile app which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

Going forward, Cleantech Solutions will continue targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

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

We recognize revenues from the sale of dyeing and finishing equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For the nine months ended September 30, 2017 and 2016, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017 and 2016

The following table sets forth the results of our operations for the three months ended September 30, 2017 and 2016 indicated as a percentage of revenues (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
	Dollars	Percentage	Dollars	Percentage
Revenues	$2,629	100.0%	$3,946	100.0%
Cost of revenues	3,075	117.0%	3,453	87.5%
Gross profit (loss)	(446)	(17.0)%	494	12.5%
Operating expenses	3,664	139.4%	547	13.9%
Loss from operations	(4,110)	(156.3)%	(53)	(1.3)%
Other expense, net	(69)	(2.6)%	(26)	(0.7)%
Loss from continuing operations before provision for income taxes	(4,179)	(158.9)%	(79)	(2.0)%
Provision for income taxes	-	-%	7	0.2%
Loss from continuing operations	(4,179)	(158.9)%	(86)	(2.2)%
Loss from discontinued operations, net of income taxes	(71)	(2.7)%	(273)	(6.9)%
Net loss	(4,250)	(161.7)%	(360)	(9.1)%
Other comprehensive gain (loss):
Foreign currency translation adjustment	1,224	46.6%	(315)	(8.0)%
Comprehensive loss	$(3,026)	(115.1)%	$(675)	(17.1)%

The following table sets forth the results of our operations for the nine months ended September 30, 2017 and 2016 indicated as a percentage of revenues (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016
	Dollars	Percentage	Dollars	Percentage
Revenues	$10,998	100.0%	$12,391	100.0%
Cost of revenues	10,416	94.7%	10,485	84.6%
Gross profit	583	5.3%	1,906	15.4%
Operating expenses	5,287	48.1%	1,774	14.3%
(Loss) income from operations	(4,704)	(42.8)%	132	1.1%
Other expense, net	(131)	(1.2)%	(76)	(0.6)%
(Loss) income from continuing operations before provision for income taxes	(4,836)	(44.0)%	56	0.5%
Provision for income taxes	11	0.1%	177	1.4%
Loss from continuing operations	(4,847)	(44.1)%	(121)	(1.0)%
Loss from discontinued operations, net of income taxes	(71)	(0.6)%	(1,763)	(14.2)%
Net loss	(4,918)	(44.7)%	(1,884)	(15.2)%
Other comprehensive gain (loss):
Foreign currency translation adjustment	2,808	25.5%	(2,158)	(17.4)%
Comprehensive loss	$(2,110)	(19.2)%	$(4,041)	(32.6)%

Revenues. For the three months ended September 30, 2017, revenues from the sale of dyeing and finishing equipment was $2,605,000 as compared to $3,946,000 for the three months ended September 30, 2016, a decrease of $1,341,000, or 34%. For the nine months ended September 30, 2017, revenues from the sale of dyeing and finishing equipment was $10,974,000 as compared to $12,391,000 for the nine months ended September 30, 2016, a decrease of $1,417,000, or 11.4%. During the three and none months ended September 30, 2017, we recorded revenue of $24,181 and $24,181, respectively, from the rental of mobile power chargers through major convenience store networks in Hong Kong and Macau.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other overhead costs. For the three months ended September 30, 2017, cost of revenues was $3,075,000 as compared to $3,453,000 for the three months ended September 30, 2016, a decrease of $377,000, or 10.9%. For the nine months ended September 30, 2017, cost of revenues was $10,416,000 as compared to $10,485,000 for the nine months ended September 30, 2016, a decrease of $69,000, or 0.7%. The changes in our cost of revenues for the three and nine month periods ended September 30, 2017 as compared to the comparable 2016 periods was primarily attributable to a decrease in our revenues and an increase in our unit costs resulting from the increase in our raw material cost.

Gross profit (loss) and gross margin. Our gross loss was $446,000 for the three months ended September 30, 2017 as compared to gross profit of $494,000 for the three months ended September 30, 2016, representing gross margins (loss) of (17.0)% and 12.5%, respectively, and our gross profit was $583,000 for the nine months ended September 30, 2017 as compared to $1,906,000 for the nine months ended September 30, 2016, representing gross margins of 5.3% and 15.4%, respectively, a decrease period over period. The decrease in our gross margins was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and an increase in raw material costs. We expect that our gross margins will remain at its current levels although a decrease is possible as we try to market our equipment to the smaller textile manufacturers.

Operating expenses. For the three months ended September 30, 2017, operating expenses were $3,664,000 as compared to $547,000 for the three months ended September 30, 2016, an increase of $3,118,000, or 570.2%. For the nine months ended September 30, 2017, operating expenses were $5,287,000 as compared to $1,774,000 for the nine months ended September 30, 2016, an increase of $3,513,000, or 198.0%, and consisted of the following:

Depreciation. Depreciation was $998,000 and $1,071,000 for the three months ended September 30, 2017 and 2016, respectively. Depreciation was $2,938,000 and $2,895,000 for the nine months ended September 30, 2017 and 2016, respectively. Depreciation for the three and nine months ended September 30, 2017 and 2016 was included in the following categories (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenues	$721	$959	$2,123	$2,507
Operating expenses	277	112	815	388
Total	$998	$1,071	$2,938	$2,895

The decrease in depreciation expense for cost of revenues for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was mainly attributable to the reduction of manufacturing equipment used in our manufacturing of inventories due to the sales of manufacturing equipment.

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

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $3,280,000 and $4,148,000 for the three and nine months ended September 30, 2017, as compared to $322,000 and $1,189,000 for the three and nine months ended September 30, 2016, an increase of $2,957,000, or 917.2% and $2,958,000, or 248.7%, respectively.

Selling, general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 consisted of the following (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Professional fees	$492	$113	$787	$667
Payroll and related benefits	169	51	403	159
Travel and entertainment	44	45	122	96
Shipping	29	24	88	82
Intangible amortization	82	44	241	50
Bad debt expense	2,396	-	2,396	-
Other	68	45	111	135
Total	$3,280	$322	$4,148	$1,189

●	Professional fees for the three months ended September 30, 2017 increased by $379,000, or 336.3%, as compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, we incurred stock-based professional fees of approximately $371,000 for business development and other services as compared to $70,000 for the three months ended September 30, 2016, an increase of $301,000. We also incurred additional legal fees related to an increase in corporate activities. Professional fees for the nine months ended September 30, 2017 increased by $120,000, or 18.0%, as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we incurred stock-based professional fees of approximately $482,000 for business development and other services performed consulting services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth as compared to approximately $497,000 during the nine months ended September 30, 2016, a decrease of $15,000. This decrease was offset by an increase in legal fees related to an increase in corporate activities.

●	Payroll and related benefits for the three and nine months ended September 30, 2017 increased by $118,000 and $244,000, or 231.4% and 153.8%, as compared to the three and nine months ended September 30, 2016, respectively. The increase was mainly attributable to an increase in employee salaries and related benefits of approximately $29,000 and $88,000 due to the increase in general and administrative personnel and an increase in compensation incurred of approximately $89,000 and $156,000 for new executive management during the three and nine months ended September 30, 2017 as compared to the comparable period in 2016, respectively. We expect that payroll and related benefits to increase in future periods.

●	Travel and entertainment expense for the three and nine months ended September 30, 2017 increased by $(1,000) and $25,000, or (3.0)% and 26.4%, as compared to the three and nine months ended September 30, 2016, respectively. The increase in the three and nine months ended September 30, 2017 was primarily attributable to the increase in travel and entertainment activities.

●	Shipping expense remained roughly consistent for the three and nine months ended September 30, 2017 as compared to the corresponding period in 2016.

●	Intangible amortization for the three and nine months ended September 30, 2017 increased by $39,000 and $192,000, as compared to the three and nine months ended September 30, 2016, respectively. The increase for the three and nine months ended September 30, 2017 was mainly attributable to the increase in amortization for the exclusive patent use right we purchased in August 2016.

●	Bad debt expense for the three and nine months ended September 30, 2017 increased by $2,396,000 and $2,396,000, as compared to the three and nine months ended September 30, 2016, respectively. The increase for the three and nine months ended September 30, 2017 was mainly attributable to the increase in an allowance for doubtful accounts. Accounts are written off after exhaustive efforts at collection. At September 30, 2017, based on a review of our outstanding accounts receivable balances, we established an allowance for doubtful accounts in the amounts of $3,813,179.

●	Other selling, general and administrative expenses for the three months ended September 30, 2017 increased by $23,000, or 51.1%, as compared to the three months ended September 30, 2016. Other selling, general and administrative expenses for the nine months ended September 30, 2017 decreased by $24,000, or 17.8%, as compared to the nine months ended September 30, 2016. The decrease was primarily due to stricter control on general corporate spending.

Research and development expenses. Research and development expenses were $108,000 and $325,000 for the three and nine months ended September 30, 2017, as compared to $112,000 and $196,000 for the three and nine months ended September 30, 2016, a decrease of $4,000 or 3.8%, and an increase of $128,000, or 65.3%, respectively. The increase in the nine months ended September 30, 2017 was primarily attributable to the increase in research and development activities related to the development of new dyeing and finishing products.

(Loss) income from operations. As a result of the factors described above, for the three and nine months ended September 30, 2017, loss from operations amounted to $4,110,000 and $4,704,000, as compared to loss from operations of $53,000 and income from operations of $132,000 for the three and nine months ended September 30, 2016, respectively.

Other income (expense). Other income (expense) includes interest income, interest expense, loss on equity method investment, foreign currency transaction gain, and other income. For the three months ended September 30, 2017, total other expense, net, amounted to $69,000 as compared to $26,000, for the three months ended September 30, 2016, an increase of $42,000, or 161.3%. For the nine months ended September 30, 2017, total other expense, net, amounted to $131,000 as compared to $76,000 for the nine months ended September 30, 2016, an increase of $56,000, or 73.2%. The increase was attributable losses incurred in the 2017 periods related to our equity method investment. We did not have these losses in the 2016 periods.

Income tax provision.  Income tax expense was $113 and $11,000 for the three and nine months ended September 30, 2017, as compared to $7,000 and $177,000 for the three and nine months ended September 30, 2016, a decrease of $7,000 and $165,000, or 98.4% and 93.7%, respectively. The decrease in income tax expense was primarily attributable to the decrease in taxable income generated by our operating entities in the three and nine months ended September 30, 2017 as compared to the comparable period of 2016.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $4,179,000, or $(2.10) per share (basic and diluted), for the three months ended September 30, 2017, as compared with loss from continuing operations of $86,000, or $(0.02) per share (basic and diluted), for the three months ended September 30, 2016, a change of $4,093,000, or 4,748.4%. Our loss from continuing operations was $4,847,000, or $(2.96) per share (basic and diluted) for the nine months ended September 30, 2017, as compared with $121,000, or $(0.03) per share (basic and diluted), for the nine months ended September 30, 2016, a change of $4,726,000, or 3,921.4%.

Loss from discontinued operations, net of income taxes. We have loss from discontinued operations of $71,000, or $(0.04) per share (basic and diluted), in the three and nine months ended September 30, 2017. Our loss from discontinued operations was $273,000, or $(0.05) per share (basic and diluted), for the three months ended September 30, 2016. Our loss from discontinued operations was $1,763,000, or $(0.38) per share (basic and diluted), for the nine months ended September 30, 2016.

The summarized operating results of discontinued operations included our consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$31,113	$-	$567,379
Cost of revenues	31,652	17,678	31,652	1,547,120
Gross loss	(31,652)	13,435	(31,652)	(979,741)
Operating expenses	39,687	268,498	39,687	726,865
Loss from operations	(39,687)	(255,063)	(39,687)	(1,706,606)

Other expense, net	-	(18,281)	-	(56,678)
Loss from discontinued operations before income taxes	(71,339)	(273,344)	(71,339)	(1,763,284)
Income taxes	-	-	-	-
Loss from discontinued operations, net of income taxes	$(71,339)	$(273,344)	$(71,339)	$(1,763,284)

Net loss. As a result of the foregoing, our net loss was $4,250,000, or $(2.14) per share (basic and diluted), for the three months ended September 30, 2017, as compared with net loss $360,000, or $(0.07) per share (basic and diluted), for the three months ended September 30, 2016, a change of $3,891,000, or 1,082.2%. Our net loss was $4,918,000, or $(3.00) per share (basic and diluted), for the nine months ended September 30, 2017, as compared with net loss $1,884,000, or $(1.64) per share (basic and diluted), for the nine months ended September 30, 2016, a change of $3,034,000, or 161.1%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,224,000 and loss of $315,000 for the three and nine months ended September 30, 2017, as compared to foreign currency translation gain of $2,808,000 and loss of $2,158,000 for the three and nine months ended September 30, 2016, respectively. This non-cash gain or loss had the effect of increasing/decreasing our reported comprehensive gain/loss.

Comprehensive loss. As a result of our foreign currency translation gain, we had comprehensive loss for the three months ended September 30, 2017 of $3,026,000, compared to comprehensive loss of $675,000 for the three months ended September 30, 2016. We had comprehensive loss for the nine months ended September 30, 2017 of $2,110,000, compared to comprehensive loss of $4,041,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2017 and December 31, 2016, we had cash balances of $4,775,000 and $1,481,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

Country:	September 30, 2017		December 31, 2016
United States	$8	0.17%	$1	*
China	4,767	99.83%	1,480	99.96%
Total cash and cash equivalents	$4,775	100.0%	$1,481	100.0%

* Less than 0.1%

 The following table sets forth a summary of changes in our working capital from December 31, 2016 to September 30, 2017 (dollars in thousands):

	September 30, 2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$30,021	$26,592	$3,429	12.9%
Total current liabilities	6,815	5,053	(1,762)	34.9%
Working capital	$23,206	$21,539	$1,667	7.7%

Our working capital increased by $1,667,000 to $23,206,000 at September 30, 2017 from $21,539,000 at December 31, 2016. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalent of $3,293,000,
●	An increase in inventories, net of reserve for obsolete inventories, of $1,639,000,
●	An increase in advances to suppliers of $1,444,000,
●	An increase in prepaid expenses and other current assets of $1,466,000 as a result of an increase in prepaid stock-based compensation,
●	A decrease in short-term bank loans of $130,000,
●	A decrease in bank acceptance notes payable of $171,000,
●	A decrease in accrued expenses of $161,000, and
●	A decrease in liabilities from discontinued operations of $202,000,

Offset by:

●	A decrease in accounts receivable, net of allowance for doubtful accounts, of $899,000,
●	A decrease in assets of discontinued operations of $1,378,000,
●	A decrease in receivable from sale of subsidiary of $1,952,000 due to the collection of this balance,
●	An increase in accounts payable of $1,549,000, and,
●	An increase in due to related party of $351,000.

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

Net cash flow used in operating activities was $17,000 for the nine months ended September 30, 2017 as compared to $4,609,000 for the nine months ended September 30, 2016, a change of $4,592,000.

●	Net cash flow used in operating activities for the nine months ended September 30, 2017 primarily reflected a net loss of $4,918,000 adjusted for the add-back of non-cash items primarily consisting of depreciation of $2,938,000, amortization of intangible assets of $241,000, a loss on equity method investment of $82,000, and stock based compensation of $482,000, bad debt expense of $1,893,000, and changes in operating assets and liabilities mainly consisting of a decrease in prepaid and other current assets of $930,000 and an increase in accounts payable of $1,506,000, offset by an increase in accounts receivable of $415,000, an increase in inventories of $1,499,000, and an increase in advances to suppliers of $1,364,000.

●	Net Cash flow used in operating activities for the nine months ended September 30, 2016 primarily reflected a net loss of $1,884,000 adjusted for the add-back of non-cash items primarily consisting of depreciation of approximately $4.5 million, amortization of land use rights of $108,000, and stock-based compensation and fees of $583,000, and changes in operating assets and liabilities primarily consisting of a decrease in asset of discontinued operations of $1,575,000, an increase in accounts receivable of $1,032,000, an increase in inventories of approximately $1,168,000, an increase in prepaid and other current assets of $676,000, a decrease in accrued expenses of approximately $318,000, a decrease in VAT and service taxes payable of $74,000, a decrease in income taxes payable of $320,000 and a decrease in liabilities of discontinued operations of approximately $6,164,000.

For the nine months ended September 30, 2017, net cash flow provided by investing activities of $2,029,000, which reflects the purchase of property and equipment of $86,000 and proceeds received from sale of subsidiary in cash of $2,116,000. For the nine months ended September 30, 2016, net cash flow used in investing activities reflects the purchase of patent of $2,432,000 and the purchase of property and equipment of $14,000.

Net cash flow provided by financing activities was $1,138,000 for the nine months ended September 30, 2017 as compared to $609,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received proceeds from sale of common stock of $860,000, proceeds from bank loans of $1,249,000 and proceeds from related party advances of $350,000, offset by repayment of bank loans of $1,469,000. During the nine months ended September 30, 2016, we received proceeds from bank loans of approximately $3.0 million, proceeds from the decrease in restricted cash of $444,000, and proceeds from sale of common stock of $753,000, offset by repayments for bank loans of approximately $3.0 million, decrease in bank acceptance notes payable of $441,000, and payments for increase in restricted cash – discontinued operations of $71,000.

We have historically funded our capital expenditures through cash flow provided by operations and bank loans. As of September 30, 2017, we have contractual commitments of RMB 0.2 million (approximately $29,000) related to an equity investment commitment. We intend to fund the cost with cash flow from our operations and by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,029	$2,029	$-	$-	$-
Bank acceptance notes payable	376	376	-	-	-
Equity method investment commitment	29	29	-	-	-
Total	$2,434	$2,434	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended September 30, 2017 and 2016, we had unrealized foreign currency translation gain of $1,224,000 and an unrealized foreign currency translation loss of $315,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2017 and 2016, we had unrealized foreign currency translation gain of $2,808,000 and an unrealized foreign currency translation loss of $2,158,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during the remainder of 2017. We have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience to implement the ERP system, we postponed the hiring of professional staff. We have found that engaging professionals who are based outside of Wuxi is very costly. We have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the nine months ended September 30, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended September 30, 2017 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended September 30, 2017 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2017, pursuant to one-year consulting agreements effective July 19, 2017, we issued an aggregate of 120,000 shares of common stock to two consultants (60,000 shares each) for business development services to be rendered. These shares were valued at $498,000, or $4.15 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, we recorded stock-based professional fees of $103,750 and prepaid expenses of $394,250 which are amortized over the remaining service period.

On July 31, 2017, pursuant to a one-year consulting agreements effective July 1, 2017, we issued 8,000 shares of common stock to a consultant for investor relations services to be rendered. These shares were valued at $32,560, or $4.07 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, we recorded stock-based professional fees of $8,140 and prepaid expenses of $24,420 which are amortized over the remaining service period.

On July 31, 2017, pursuant to a one-year consulting agreement effective July 1, 2017, we issued 23,230 shares of common stock to a consultant for accounting services rendered and to be rendered in the future. These shares were valued at $85,111, or $4.07 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, we recorded stock-based professional fees of $30,713 and prepaid expenses of $54,398 which are amortized over the remaining service period.

On August 21, 2017, pursuant to one-year consulting agreements effective August 21, 2017, the Company issued an aggregate of 125,000 shares of common stock to two consultants (65,000 and 60,000 shares, respectively) for business development services to be rendered. These shares were valued at $403,750, or $3.23 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For the nine months ended September 30, 2017, in connection with the issuance of these shares, we recorded stock-based professional fees of $44,749 and prepaid expenses of $359,001 which are amortized over the remaining service period.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

10.1	Transfer Agreement between EC Power (Global) Technology Limited and ECoin Global Limited, dated August 4, 2017 (incorporated by reference to Form 8-K filed on August 7, 2017)
10.2	Note Purchase Agreement between the Company and Chong Ou Holdings Group Company Limited, dated October 9, 2017(incorporated by reference to Form 8-K filed on October 11, 2017)
10.3	Sales and Purchase Agreement between EC Technology & Innovations Limited and Inspirit Studio, dated October 27, 2017 (incorporated by reference to Form 8-K filed on October 27, 2017)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH SOLUTIONS INTERNATIONAL, INC.

Date: November 14, 2017	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: November 14, 2017	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer

