Form 10-K
period 2017-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2018-04-11
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-34591

SHARING ECONOMY INTERNATIONAL INC.
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

Lawrence Venick

Loeb & Loeb LLP

21st Floor, CCB Tower

3 Connaught Road Central

Hong Kong

Telephone: +852 3923 1111

Fax: +852 3923 1100

Email Address: lvenick@loeb.com

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,394,396 on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,445,709 shares of common stock are outstanding as of April 10, 2018.

Documents Incorporated by Reference: None.

SHARING ECONOMY INTERNATIONAL INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”) and Hong Kong, our ability to implement our strategic initiatives, our access to sufficient capital, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” the “Company” and words of like import refer to Sharing Economy International Inc. (“Sharing Economy International”), its subsidiaries, comprising, but not limited to, Inspirit Studio Limited which operates under the name of BuddiGo (“BuddiGo”), Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Heavy Industries, Co., Ltd., formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Heavy Industries”), both of which are variable interest entities under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise. Dyeing and Heavy Industries are collectively referred to as the “Huayang Companies.” At December 31, 2017 and 2016, the business formerly conducted by Heavy Industries is treated as a discontinued operation. For list of subsidiaries, please refer to the section headed “Organization”.

Our reporting currency is the United States dollar. Our business is conducted by our subsidiaries and variable interest entities in China, using RMB, the currency of China, and our subsidiaries in Hong Kong use the Hong Kong dollar, and our consolidated financial statements are presented in United States dollars. In this annual report, we refer to assets, obligations, commitments and liabilities in our consolidated financial statements in United States dollars. These dollar references are based on the exchange rate of RMB to United States dollars, and based on the exchange rate of Hong Kong dollar (HKD) to United States dollars determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I

ITEM 1. BUSINESS

Currently, we are engaged in the manufacture and sales of textile dyeing and finishing machines and sharing economy businesses.

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries. On December 30, 2016, we sold the stock in the entity that was engaged in the forged rolled rings and related components segment. Accordingly, the forged rolled rings and related components business is reflected as discontinued operations for all periods presented.

During 2016, we manufactured and sold petroleum and chemical equipment. We referred to this business as our petroleum and chemical equipment business. Because of a significant decline in revenues from this business, we determined that we would not continue to operate in this segment and accordingly, we reflect the operations of the petroleum and chemical equipment segment as discontinued operations for all periods presented.

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

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. We believe this patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeastern Asia, particularly Vietnam and Bangladesh. We have developed a few prototypes based on this patent technology and have begun taking orders in small quantities.

On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At December 31, 2016, Shengxin had not yet commenced operations. During the project construction period, we will have the priority to provide components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors. During 2017, Shengxin has located a number of projects and also has discussions with various local government entities and incurred minor expenses in 2017 including due diligence expenses, land survey expenses and other miscellaneous expenses related to these potential projects. However, given the decrease in the Chinese government subsidies for utility scale solar projects in 2017 as well as the high cost of solar components, Shengxin has not been able to locate any project which it believes could yield an expected leveraged internal rate of return of higher than 12%. Accordingly, Shengxin has not invested into any solar projects.

Throughout 2017, we made significant changes in the overall direction of the Company. Given the headwinds affecting our manufacturing business, we are targeting high growth opportunities and have established new business divisions to focus on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage. We did not generate significant revenues from our sharing economy business initiatives in 2017.

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

Organization

We are a Nevada corporation. We were incorporated in Delaware on June 24, 1987 under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. On June 13, 2011, we changed our corporate name to Cleantech Solutions International, Inc. On August 7, 2012, we were converted into a Nevada corporation. On January 8, 2018, Nasdaq approved our corporate name change to Sharing Economy International Inc.

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

Fulland Wind was formed on August 27, 2008. In 2009, the Company began to produce and sell forged products through Fulland Wind. Through Fulland Wind, we manufactured and sold forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power and other industries, including large-scale equipment used in the manufacturing process for the various industries. We referred to this segment of its business as the forged rolled rings and related components segment. On December 30, 2016, Fulland sold the stock of Fulland Wind and accordingly, the forged rolled rings and related components business is reflected as discontinued operations for all periods presented. As of December 31, 2017, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which were guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2017, these loans had been paid in full by Fulland Wind.

Green Power is a party to a series of contractual arrangements dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. (“Heavy Industries”) and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) which are sometimes collectively referred to as the “Huayang Companies.” The Huayang Companies, both of which are limited liability companies organized under the laws of, and based in, the PRC, and their stockholders, who are our chief executive officer, Jianhua Wu, and his wife, Lihua Tang. Our corporate organizational structure, including the contractual arrangements with the Huayang Companies, is designed to comply with certain laws and regulations of the PRC which restrict the manner in which Chinese companies, particularly companies owned by Chinese residents, may raise funds from non-Chinese sources.

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

Name of Entity	Relationship to Us	Nature of Business
Sharing Economy International Inc.	N.A.	Holding company
Fulland Limited, a Cayman Island company	100% owned by us	Holding company
Green Power Environment Technology (Shanghai) Co., Ltd. a PRC company	100% owned by Fulland Limited	Operates business of Dyeing and operated business of Heavy Industries pursuant to contracts.
Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operates dyeing and finishing equipment segment
Wuxi Huayang Heavy Industries Co., Ltd. (formerly Wuxi Huayang Electrical Power Equipment Co., Ltd.)	Variable interest entity operated by Green Power pursuant to contracts	Operated business of petroleum and chemical equipment segment. The business has been discontinued
Vantage Ultimate Limited (“Vantage”), a British Virgin Island (“BVI”) company	100% owned by us	Holding company
EC Assets Management Limited, a BVI company	100% owned by Vantage	Operates real estate and property management business
EC Rental Limited (“EC Rental”), a BVI company	100% owned by Vantage	Holding company
EC Power (Global) Technology Limited (“EC Power”), a BVI company	100% owned by EC Rental	Holding company
ECPower (HK) Company Limited, a HK company	100% owned by EC Power	Operates rental stations offering power banks for mobile charging on-demand and other items
Sharing Economy Investment Limited, a BVI company	100% owned by Vantage	Holding company and provision of management services
Global Bike Share (Mobile App) Limited, a BVI company	100% owned by Sharing Economy	Operates global bike sharing mobile app business
EC Advertising Limited, a HK company	100% owned by Sharing Economy	Operates online media and advertising business
EC (Fly Car) Limited, a BVI company	100% owned by Sharing Economy	Operates business that builds parts for flying car manufacturers, the business has not yet commenced
AnyWorkspace Limited, a HK company	80% owned by Sharing Economy	Operates a real time marketplace for temporary offices and meeting places platform
EC Manpower Limited, a HK company	100% owned by Vantage	Provision of consulting and office support services to group companies
EC Technology & Innovations Limited (“EC Technology”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Inspirit Studio Limited, a HK company	51% owned by EC Technology	Develops and operates a sharing economy mobile platform for courier services
3D Discovery Co., Limited, a HK company	60% owned by EC Technology	Develops an interactive virtual tour of a physical space using a mobile phone camera
EC Creative Limited (“EC Creative”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Sharing Film International Limited, a HK company	100% owned by EC Creative	Production of films

Our executive offices are located No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, China 214181, telephone (86)51083397559. We also have a business office in Hong Kong located at Unit 315-316, 3/F, Building 12W, Phase 3, Hong Kong Science Park, Shatin, N.T., Hong Kong.

Our website is www.seii.com. Information on our website or any other website does not constitute a part of this annual report.

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

Our relationships with the Huayang Companies and their stockholders are governed by a series of contractual arrangements between Green Power, our wholly foreign owned enterprise in the PRC, and each of the Huayang Companies, which are our operating companies in the PRC. Under PRC laws, each of Green Power, Dyeing and Heavy Industries is an independent legal person and none of them is exposed to liabilities incurred by the other parties. Other than pursuant to the contractual arrangements between Green Power and the Huayang Companies described below, generally, neither of the Huayang Companies transfers any other funds generated from its operations to the other Huayang Company. On October 12, 2007, we entered into the following contractual arrangements with each of the Huayang Companies.

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

The textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. In the past year, reports estimate that China has dispatched inspectors in as many as 30 provinces around the country and 80,000 factories—roughly 40 percent of the factories in China—have been fined, charged or closed because of their emissions. This has caused softer demand for our low-emission airflow dyeing machines as many of our potential customers have already upgraded to new models and the remaining potential customer base does not have the ability to make significant capital expenditures at this time. As a result, if we are to sell our products to the smaller textile manufacturers, it may be necessary for us to design and market a cheaper machine that meets the Chinese government requirements or reduce prices which would impact both revenues and gross margin.

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

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. We believe this patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeastern Asia, particularly Vietnam and Bangladesh. We have developed a few prototypes based on this patent technology and have begun taking orders in small quantities.

Our Sharing Economy Business

Beginning in the second quarter of 2017, we established new business divisions to focus on the development of sharing economy platforms and related rental businesses. We believe a true peer-to-peer sharing economy based on rentals will take significant market share in both the business and consumer markets over the next few years.

Sharing economy business models are hosted through digital platforms that enable more precise, real-time measurement of spare capacity and have the ability to dynamically connect that capacity with those who need it. These digital platforms handle transactions that offer access over ownership through renting, lending, subscribing, reselling, swapping or donating. Consumers who use sharing economy business models are often more comfortable with transactions that involve deeper social interactions than traditional methods of exchange.

We have been exploring possible merger and acquisition opportunities that can bring to market more user-friendly platforms and convenient channels that allow people to rent what they need and make their lives easier. We are currently emphasizing the following areas:

On Demand Services

The ways people work and how services are provided has been changing, and there is a growing need for short-term services and workforces in the market. In December 2017, we acquired a 51% interest in Inspirit Studio Limited, which is engaged in developing a mobile app platform which provides instant errand services in a peer to peer model. BuddiGo, is our new sharing platform that allows users to outsource daily chores and mundane tasks to “Buddies” who can spare idle time to run errands. According to iimediaResearch, the number of users participating in the peer-to-peer delivery sharing market in China has grown from 124 million in 2014 to 231 million in 2016, and experts expect it to grow to 353 million by the end of 2018. We expect to launch this service in mid-2018. We are also exploring other on-demand and referral recruitment services.

Coworking and Coliving Development

According to Small Business Labs, the number of coworking spaces globally will exceed 30,000 by 2022, with over 5.1 million people utilizing coworking spaces. We are entering this market through partnerships and affiliations with current coworking and coliving space operators, including our recent acquisition of Anyworkspace.com, an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces. We are seeking additional alliances with other operators in the near future. Furthermore, the development of our item rental services within our EC Power subsidiary, will also support our coworking and coliving rental community development.

Technology Development

In January 2018, we acquired a 60% interest in 3D Discovery, an IT service provider that develops virtual tours for the real estate, hospitality and interior design industries. 3D Discovery’s space capturing and modeling technology is already used by some of Hong Kong's leading property agencies to provide their clients with a truly immersive, first-hand experience of a physical space while saving them time and money. According to Goldman Sachs, the Real Estate virtual reality ("VR") industry is predicted to reach US$2.6 billion in 2025, supported by a potential user base of over 1.4 million registered real estate agents in some of the world's largest markets. Apart from its existing profitable operations, 3D Discovery is developing a mobile app which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

We have established both in-house engineering teams and engaged with external technology partners and advisors to develop a common underlying information and transaction platform which can be used by different sharing economy vertical applications. Our technical teams and partners include experts in blockchain, artificial intelligence, big data, digital imaging and video technologies, eCommerce and UI/UX, among others. We are working with our partners to develop SEII’s “Sharing Blocks,” a blockchain-based platform which provides functions for secured user profile information and transaction records through a “Blockchain as a Service” (BaaS) model, allowing third-party sharing economy applications to utilize and build a global consolidated and trustworthy sharing economy ecosystem.

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

Sharing Communities

Because the sharing economy is predicated on the trust of all participants, we believe the best way to establish sharing behaviors is within communities. We are currently engaged in exclusive discussions with ECrent Capital Holdings Limited ("ECrent"), a private company incorporated in the British Virgin Islands focused on developing and operating a global rental platform to promote sharing economy across 30 countries and regions.

Solar Farm Joint Venture

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and Mr. Xue holds a 70% interest, pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,200,000) and had invested RMB 59.8 million ($9,189,397 at December 31, 2017, for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $21.5 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.2 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $30.7 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 80,000,000 (approximately $12.2 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested. As of December 31, 2017, no changes have been made to such contract.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. During 2017, Shengxin has located a number of projects and also has discussions with various local government entities and incurred minor expenses in 2017 including due diligence expenses land survey expenses, and other miscellaneous expenses related to these potential projects. However, given the decrease in the Chinese government subsidies for utility scale solar projects in 2017 as well as the high cost of solar components, Shengxin was has not been able to locate any project which it believes could yield an expected leveraged internal rate of return of higher than 12%. Accordingly, Shengxin has not invested into any solar projects. There are no provisions for additional projects, and we cannot assure you that we would participate in any projects beyond the scope of the present agreement with Mr. Xue.

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

Marketing and Distribution

Substantially all of our revenue is derived from the sale of textile dyeing and finishing machines in China. We presently sell our products in Jiangsu and Zhejiang Provinces, both regions with significant textile production, as well as in many of the coastal regions of China such as Shandong and Guangdong provinces.

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

Our sharing economy businesses are still in a very early stage of development. We intend to market and sell our services for these businesses primarily through online media advertising. Online marketing consists of search engine marketing, display advertisements, referral programs and affiliate marketing. We have established a business unit, EC Advertising Limited, to support these endeavors. EC Advertising will provide resources to support the marketing needs of the sharing economy businesses via partnerships and acquisitions of advertising companies.

Growth Strategies

According to China’s National Development and Reform Commission, the main focus of the country’s textile industry has shifted from gaining competitive advantages based on labor costs toward the objectives of developing scientific and technological innovation as well as brand creation.

In support of this objective, we are continuing our efforts to develop and implement next-generation low energy consumption and high heating efficiency features to our machines. The current emphasis of our efforts continues to be on increasing automation features in our existing products and implementing power line communication technology throughout our production facilities to enable our customers to reduce their use of electricity and water. However, we experienced softer demand for our low-emission airflow dyeing machines as many of our customers already upgraded to newer models and much of our remaining customer base does not have the ability to make significant capital expenditures at this time. As a result, our sales in this segment declined from $17.4 million in 2016 to $13.5 million in 2017, and we cannot assure you that we will be able to increase our sales to his market.

Given the headwinds affecting our manufacturing business, we have made the decision to focus on high growth opportunities and have added new sharing economy business units into the group. Our latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

Today, the sharing economy is in the process of disrupting and transforming numerous industries, changing both business and consumer behavior. The sharing economy redefines how resources are being provided and utilizes them in a more efficient way. According to Juniper Research, total sharing economy revenue is predicted to reach $40.2 billion by 2022. PwC UK forecasts the five most prominent sharing economy sectors – collaborative finance, peer-to-peer accommodation, peer-to-peer transportation, on-demand household services and on-demand professional services, could see a 20-fold increase to €570 billion by 2025 in European markets, up from just €28 billion today. The sharing economy is spreading across different industries and regions, creating new market behavior.

In 2017, we began studying and acquiring sharing economy platforms in different market disciplines. Following these efforts, we are now grouping our sharing economy markets in the following verticals: coworking and coliving communities, community consumer resource sharing, collaborative transportation, on-demand peer-to-peer services, and social referral recruitment.

We believe further mergers and acquisitions have the potential to grow the Company rapidly and aggressively in new market opportunities, technology, products and platforms. We will continue targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

Competition

Because of the importance of the Chinese textile industry in the world market, our dyeing and finishing business faces competition from both domestic and foreign suppliers. However, we believe that, due to the high quality of our products, our principal competition is from suppliers based in foreign countries, including Japan, Germany, Italy and France. Domestically, our chief competitor is Fong’s National Engineering (Shenzhen) Co., Ltd., a subsidiary of Fong’s Industries Company Ltd., a Hong-Kong based conglomerate.

We believe that we can effectively compete with these companies on the basis of the quality and performance of our products, our after-sales service, and cost. We provide one year of maintenance and repair services for all of our products and based on historical experience, maintenance and repair service calls have been minimal. Moreover, we provide customers in the Jiangsu and Zhejiang Provinces, our top markets, with on-site support which is generally provided within 24 hours of receiving a request. However, many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and presently enjoy greater brand recognition.

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

The global sharing economy continues to evolve, and we face competition from technology companies, both large and small, throughout the world. The Company aims to become a pioneer in the development of sharing economy solutions. The group is developing different sharing economy applications with a common user and transaction processing engine, which will become a sharing economy ecosystem for the convenience of users as well as allowing the group to effectively share technologies and business data. Our different sharing economy solutions will have the ability to collaborate with each other, allowing us to provide one-stop combined solutions to the market. We believe the ability to leverage and collaborate between our different sharing businesses will increase our market competitiveness.

Source of Supply

In our dyeing and finishing business, stainless steel and other metals are the principal raw material for the manufacture of all of our products. We purchase stainless steel tubes from Wuxi City Zhongtian Stainless Steel Co., Ltd. and stainless steel plates from Wuxi City Fanshun Materials Co., Ltd. While we do not have long-term contracts with these suppliers, we have long-term business relationship with them, and these companies have generally met our supply requirements. For the textile machinery business, the price of steel can have more significant impact. Any significant rise in the price of or demand for stainless steel could have an adverse effect on our results of operations. Inflation has recently affected raw materials generally, and inflationary pressures could have a significant effect on our business. Other raw materials, such as stainless steel planks and transducers, are readily available from a number of suppliers on commercially reasonable terms.

In our sharing economy business, IT development resources are crucial for the near-term development of our sharing platforms. We are in the process of signing fixed man-day service contracts with our external development consultants to ensure the availability of IT development resources under a fixed pricing scheme for the near future. We will continue to expand our IT development support resources cross regionally to avoid the dependency on a single or small number of sources.

Research and Development

In our dyeing and finishing business, we incurred research and development expense in the amount of $420,000 and $304,000 related to the development and improvement of our new dyeing machinery in 2017 and 2016, respectively. We are continuing product development with respect to the new dyeing machinery.

In our sharing economy business, we have established both in-house engineering teams and engaged with external technology partners and advisors to develop a common underlying information and transaction platform which can be used by different sharing economy vertical applications. Our technical teams and partners include experts in blockchain, artificial intelligence, big data, digital imaging and video technologies, eCommerce and UI/UX, among others. Given the early stage of the sharing economy business, we did not incur any R&D expenses in 2017. We expect this to increase in 2018 as we work on building this business and the associated IT and transaction platforms.

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

Business Licenses

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

We believe our sharing economy businesses are properly licensed with the appropriate government entities. However, because BuddiGo’s business model provides inner-city peer-to-peer delivery services, we could be identified as a member of the logistics industry by the governments of some countries where we conduct business. This could trigger additional licensing requirements.

ISO Certification

Our dyeing and finishing business received the certificate to manufacture D1 and D2 levels of pressure vessels, which includes our current line of dyeing machines, from the Quality and Technical Supervision Bureau of Jiangsu Province. We received the certificate on December 7, 2007 and renewed it on December 21, 2015. This certificate expires on December 20, 2019.

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

Draft Foreign Investment Law

On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law with an explanatory note. The draft Foreign Investment Law, if and when promulgated, will replace and integrate the three existing laws over foreign investment, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Wholly Foreign-owned Enterprise Law and the Sino-foreign Cooperative Enterprise Law. The draft Foreign Investment Law was formulated with a view to opening wider to the outside, promoting and regulating foreign investment, protecting the legitimate rights and interests of foreign investors, safeguarding national security and public interests, and facilitating the healthy development of the socialist market economy. MOFCOM has requested comments from the public on the draft Law by February 17, 2015.

Some of the more significant concepts in the draft Foreign Investment Law include the following:

Actual Control

The proposed law has adopted the concept of actual control in the foreign investment area. The draft Foreign Investment Law notes that a company established in China but controlled by foreign investors shall be deemed a foreign investor while entities set up in foreign jurisdictions but controlled by Chinese investors can, in some circumstances, be deemed Chinese domestic investors. According to the draft Foreign Investment Law, “control” refers to several circumstances including the contractual control by imposing decisive influences on the operation, finance, personnel or technology of the enterprise by contract, trust or other means.

Special Administrative Measures

Most foreign investments will not need pre-approval as was previously required. It means that the Chinese market could be more open and efficient in some sectors to set up foreign invested companies. However, the draft Foreign Investment Law sets out a catalogue of special administrative measures, which is classified into a catalogue of prohibitions and a catalogue of restrictions. Foreign investors are not allowed to invest in any sector set out in the catalogue of prohibitions. Further, a catalogue of restrictions will note those sectors with restrictions imposed on foreign investors. The use of catalogue of special administrative measures represents a method of management or administration of foreign investments.

How domestic VIEs, potentially deemed to be foreign enterprises under the draft Foreign Investment Law and currently operating in sectors in the catalogue of prohibitions, will be treated is unclear.

National Security Reviews

The draft Foreign Investment Law also establishes a united foreign investment national security review system which will conduct examinations on the foreign investments that endangers or may endanger the national security.

Information Reporting System

The draft Foreign Investment Law establishes a foreign investment information reporting system. The new rules include submission of a foreign investment report (such as when setting up a company), a report of any changes of foreign investment (any adjustments of investment) and an annual report. Generally, reporting obligations arise when a foreign investor purchases not less than 10% of the stock of a domestic listed company, or less than 10% but the purchase results in a change of control of the domestic listed company.

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

Employees

Dyeing and Finishing Business

As of April 10, 2018, we had 137 full time employees, comprised of ten executives, managers and administrative staff, three accounting staff, two quality control staff, seven marketing and salespeople, one purchasing staff, five designers, five logistic and cafeteria staff, eight factory overhead staff and 96 manufacturing staff.

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

Sharing Economy Business

As of March 15, 2018, we had seven employees and forty-three consultants who are engaged with us either individually or as a business entity.

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

Risks Related to Our Business

For the year ended December 31, 2017, we incurred losses from continuing operations of $12.8 million, we cannot assure you that our losses will not continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a loss from continuing operations of $12,828,393 for the year ended December 31, 2017. The net cash used in operations was $409,791 for the year ended December 31, 2017. Additionally, during the year ended December 31, 2017, revenues decreased by 22.1% as compared to the year ended December 31, 2016. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2017 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred loss from continuing operations and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss from continuing operations for 2017 and 2016, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2017, we had outstanding short-term bank loans of $2.1 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

Risks related to our Dyeing and Finishing Business

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

The market for our dyeing and finishing equipment is depending upon the competitiveness of the Chinese textile industry.

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

A substantial part of our business is conducted through Dyeing, which is owned by our chief executive officer and his wife.

In 2017, substantially all of our revenues were generated by Dyeing, which is a variable interest entity that is owned by our chief executive officer and his wife and whose financial results are included with ours because Dyeing is deemed as variable interest entity and we are the sole beneficiary of their operations. The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies. Pursuant to these agreements, we are responsible for the operations of the Dyeing and receive the benefits of those operations. However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreements. Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Although we have received patents for our new dyeing machines, we cannot assure you that these patents will provide us with protection against infringers or other parties who design around our patents.

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

In many areas in China, solar farms, particularly on-grid photovoltaic systems, would not be commercially viable without government subsidies or economic incentives. The cost of generating electricity from solar energy in these markets currently exceeds, and very likely will continue to exceed for the foreseeable future, the cost of generating electricity from conventional or other renewable energy sources. These subsidies and incentives have been primarily in the form of set electricity prices and performance incentive programs, to solar farm operators. To the extent that these incentives are not available, it may not be economical for Shengxin to develop and operate solar farms in these regions.

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

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with SAFE or its local branches in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of overseas investment or financing. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent entity, as well as restrictions on capital inflows from the offshore parent entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of applicable foreign exchange regulations.

As there is uncertainty concerning the reconciliation of these regulations with other approval requirements, it is unclear how these regulations will be interpreted and implemented by relevant governmental authorities. In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government, including restrictions on WFOE’s ability to pay dividends or make distributions to us and on our ability to increase our investment in the WFOE.

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

Our dyeing and finishing business operations are conducted in and substantially all of our revenues are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

●	the amount of government involvement;

●	the level of development;

●	the growth rate;

●	the control of foreign exchange; and

●	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy, and the worldwide economic downturn has affected China. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

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

Because our principal assets are located outside of the United States and our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce foreign judgments or bring original actions in the PRC or Hong Kong against us or our management.

All of our officers and directors reside outside of the United States. In addition, our operating subsidiaries and VIEs are located in the PRC or Hong Kong and all of their assets are located outside of the United States. The PRC does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts.

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

Risk related to our Sharing Economy Businesses

Our Sharing Economy Businesses are in early-stage development with a limited operating history and a relatively new business model, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We started our business transition and operations in June 2017. Our limited operating history and relatively new business model may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in a rapidly changing market, including challenges in accurate financial planning and forecasting. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results and financial condition. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.

Our operating results may fluctuate.

Our operating results may fluctuate as a result of a number of factors, many of which are beyond our control. The following factors may affect our operating results:

●	Our ability to compete effectively.

●	Our ability to continue to attract users to our platforms.

●	The level of use of the Internet to look for rental and services information.

●	Our ability to attract companies and individuals to pay in order to generate income from our platforms.

●	Our focus on long term goals and short term results.

●	Our ability to keep the platforms operational at a reasonable cost and without service interruptions.

●	The success of our geographical and product expansion.

●	Our ability to attract, motivate and retain top-quality employees.

●	Federal, state or local government regulation that could impede the availability of products and services for which our platforms rendered.

●	Our ability to upgrade and develop new products and services.

●	The costs and results of litigation that we may face.

●	Our ability to manage rental advertisement quality and other activities that violate our terms of services.

●	Our ability to successfully expand, integrate and manage our acquisitions.

●	Geographical events such as war, threat of war, terrorist actions or natural disasters.

Because our business is changing and evolving, our current operating results may not be useful to you in predicting our future operating results. In addition, online sharing economy markets have recently emerged, which may not provide you with relevant industry data for evaluating our business.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance. Quarterly and annual expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in future quarters may fall below expectations, which could cause our stock price to fall.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our operating results could suffer.

Our success depends on our ability to provide products and services to users looking for a high quality rental and services experience. Our competitors are constantly developing innovations in rental classified or transaction services to people. As a result, we must continue to invest significant resources in research and development in order to enhance our products and services, and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users. Our operating results would also suffer if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market. As web and mobile application technology continues to develop, our competitors may be able to offer matching and communication features that are, or that are perceived to be, substantially similar or better than those generated by our platform and application services. This may force us to compete on bases other than quality of products and services and to expend significant resources in order to remain competitive.

Our business depends on a successful change in consumer behavior, and if such trend does not grow, our business and operating results would be harmed.

The growth and adaptation of sharing economy is a major factor for our platform to attract more users and advertisers. If the trend of sharing economy does not grow as predicted by the market, this will affect our business and operating results. As a result, we may need to change our business model accordingly.

If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance will largely be dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

System failures could harm our business.

Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. Some of our data centers are located in areas with high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and international acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

●	The need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies.

●	Diversion of management time and focus from operating our business to acquisition integration challenges.

●	Cultural challenges associated with integrating employees from the acquired company into our organization.

●	Retaining employees from the businesses we acquire.

●	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

Also, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

As a distributor and host of Internet content, we will face potential liability and expense for legal claims based on the nature and content of the materials that we distribute or create, or that are accessible via our website.

As a distributor and host of original content and user-generated content, we will face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act, the Copyright Act, the Federal Trade Commission Act, the Digital Millennium Copyright Act, Section 230 of the Communications Decency Act, and the European Union E-Commerce Directive. We may also be exposed to similar liability in connection with content that users post to our website through forums, blogs, comments, and other social media features. In addition, it is possible that visitors to our websites could make claims against us for losses incurred in reliance upon information provided via our websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar claims and are not successful in our defense, we may be forced to pay substantial damages. There is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content available on our website. Should the content distributed through our website violate the rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business and financial performance.

Loss of trust in our brand would harm our reputation and adversely affect our business, financial condition and results of operations. Our success depends on attracting a large number of users to our website and retaining such users. In order to attract and retain users, we must remain a valuable source of listings. Because of our reliance on user-generated content, we must continually manage and monitor our content and detect incorrect or fraudulent information. If a significant amount of inaccurate or fraudulent information were not detected and removed by us in a timely manner, or if a significant amount of information was deemed by users or the media to be inaccurate or fraudulent, our brand, business and reputation could be harmed. Any damage to our reputation could harm our ability to attract and retain users, employees and advertisers, which would adversely affect our business and financial performance. In addition, significant adverse news reports or media, industry or consumer coverage of us would reflect poorly on our brands and could have an adverse effect on our business and financial performance.

We are subject to risks associated with information disseminated through our services.

Online services companies may be subject to claims relating to information disseminated through their services, including claims alleging defamation, libel, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, among other things. The laws relating to the liability of online services companies for information disseminated through their services are subject to frequent challenges both in the United States and foreign jurisdictions. Any liabilities incurred as a result of these matters could require us to incur additional costs and harm our reputation and our business.

Our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the United States where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which could harm our business.

Failure to deal effectively with fraudulent activities on our platforms would increase our loss rate and harm our business, and could severely diminish merchant and consumer confidence in and use of our services.

We face risks with respect to fraudulent activities on our platforms and periodically receive complaints from users who may not have received the rental items or services or payment for the items or services. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver rental items or services, or otherwise make users whole. Although we plan to implement measures to detect and reduce the occurrence of fraudulent activities, combat bad user experiences and increase user satisfaction, including evaluating users on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among users. Our failure to effectively deal with fraudulent activities on our platform could result in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

Our BuddiGo Business

BuddiGo leverages a mobile payment solution that may affect BuddiGo’s short-term income

BuddiGo fully embeds a mobile payment solution as its major payment method. However, mobile payments have not yet been fully adopted by consumers in the targeted South East Asia markets, although recent statistics reveal a growing trend of mobile payment usage. Late adoption of mobile payments may possibly influence BuddiGo’s income in the short term.

Changes of government policy and regulations

Supported by a technology platform, BuddiGo provides instant delivery and logistics services by freelance idle human resources within the community. BuddiGo might be identified as a member of the logistics industry by the governments of some countries where we conduct business, which may cause necessary licensing requirements. Despite the majority of similar models that are widely authorized in U.S. and cities in mainland China, local government policies among South East Asia could influence the eligibility of our operations.

Concerns over the legitimacy of goods delivered via a P2P delivery model could potentially damage our reputation

BuddiGo’s business model is for inner-city peer-to-peer delivery services. As with all logistics and courier companies, there is no absolute policy or mechanism to ensure the legitimacy of goods that are being delivered. BuddiGo takes steps to mitigate this risk by requiring all goods’ senders to be registered with an instant messenger/social media account, credit card and mobile number. We also provide a disclaimer in our terms of use. However, should illegitimate or counterfeit goods be delivered using our platform, this could affect our reputation and adversely impact our business.

BuddiGo grocery purchasing service is susceptible to chargebacks associated with customer disputes, which could impact our relationships with banking and financial partners

BuddiGo provides a grocery purchasing service, whereby freelancers must pay in advance on behalf of the customers they are delivering the items to. As such, the BuddiGo model is susceptible to chargebacks associated with customer disputes. Such disputes could occur due to immoral activity, carelessness and/or misdirection from the buying and/or selling parties. These circumstances could potentially cause chargeback activities that result in the suspension of and blacklisting of our online payment account by certain banking or financial partners.

Shortage of supply forces may cause loss of business

BuddiGo makes use of idle human resources within a community to provide a variety of delivery/purchasing services. The majority of our workforce supply is obtained on a freelance basis and there is potential risk of a shortage of the supply of freelancers in certain circumstances, including an unexpected sudden growth of demand, public holidays and inclement weather. If transactions are not completed, this may raise concerns regarding income stability by our workforce supply.

Our 3D Discovery business

There are technical difficulties yet to be solved for the new space capturing mobile app.

The functionality of the space capturing in 3D Discovery is largely dependent on automatic photo stitching calculation. The nature of photo stitching is such that certain monotonous environment may affect the accuracy of the stitching. We are rectifying these issues by using AI technology and hardware accessories. This may delay the launch date of the mobile app and affect our market expansion plans.

The success of international market expansion of the new 3D Discovery mobile app will depend on our strategic partners in various countries.

Our strategy for 3D Discovery on international market expansion will be through partnerships and franchises. If we fail to manage/set standards to potential partners/franchisees, it can lower/delay our market penetration rate.

If we are unable to attract, train and retain technical and financial personnel, the 3D Discovery business may be materially and adversely affected.

Our future success of 3D Discovery depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in our industries and in the industries to which we market, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on technology secrets and contractual restrictions to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate and we may not be able to protect our intellectual property under the laws of various countries. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights in some countries may be difficult. We cannot assure you that the outcome of any litigation will be in our favor. Intellectual property litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

3D Discovery faces intense competition from companies that have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The markets for 3D Discovery products are intensely competitive. Many of our competitors have established more prominent market positions as well as existing relationship with potential customers, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical and other resources than we do. Our competitors' greater size in some cases provides them with a competitive advantage with respect to development and operational costs because of their economies of scale. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations. Further, from time to time, we have had to adjust the prices of our services to remain competitive.

Our AnyWorkspace Business

Anyworkspace business has low barriers to entry.

AnyWorkspace’s business model is asset light but has low barriers to entry to competitors and new players coming into the market and therefore can face strong market competition.

The current business and platform models of Anyworkspace would allow suppliers and users to bypass the platform in subsequent rentals.

The nature of the business is connecting buyer with supplier. Once they are connected both the supplier and buyer could bypass the platform for future businesses. This results in "leakage" and could impact the long-term sustainability and viability of the business model.

Local legal regulations and leasing contractual agreements may prevent subleasing of spaces

Subleasing of working spaces may not be allowed due to contractual terms and local law restrictions.

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

During 2016, our stock failed to meet the NASDAQ continued listing requirement resulting from our failure to maintain a $1.00 bid price and our failure to maintain a minimum market value of publicly held common stock. In order to maintain our listing on Nasdaq Capital Market, on March 20, 2017, we effected a one-for-four reverse split. In the event that our stock price falls below $1.00 per share, we may not be able to maintain our NASDAQ listing, which could have a material adverse effect on the market for and the market price of our common stock.

If we fail to develop and maintain effective internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Prior to November 2007, the Huayang Companies operated as private companies without public reporting obligations, and they committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are continuing to attempt to institute changes to satisfy our obligations in under the Sarbanes-Oxley Act. In Item 9A of this annual report, we report that our disclosure controls and procedures and our internal controls over financial reporting were not effective at December 31, 2017. We are continuing to attempt to institute changes to satisfy our obligations under the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

On December 23, 2016, we entered into a lease agreement with a third party, to whom we sold the stock of Fulland Wind, whereby we will leave a factory building owned by us to this individual at an annual rental of RMB 680,566 (approximately $98,000). The lease has a ten-year term, commencing January 1, 2017. During the fourth quarter of 2017, Wang Jiahong orally terminated the above lease agreement and the Company is no longer received rental income.

In Hong Kong, we use office space of a related party free of charge.

ITEM 3. LEGAL PROCEEDINGS.

On or about November 14, 2017, a complaint was filed in the United States District Court for the Eastern District of New York, captioned Morris Ackerman v. Cleantech Solutions International, Inc.  The complaint alleged that the Company's proxy statement, which included a proposal to amend the Company's long-term incentive plan to provide for the grant of incentive and non-qualified options and stock grants to employees and others, did not comply with the disclosure requirements for proxy statements.  The parties reached a confidential settlement on or about December 20, 2017, and the plaintiff voluntarily dismissed the action with prejudice on or about January 2, 2018.

On February 2, 2018, the law firm of Ellenoff Grossman & Schole LLP (“EGS”) filed a complaint against us along with a number of companies and individuals in an effort to recover their legal fees in connection with services provided to the other defendants.  The lawsuit contends that we are the alter ego or successor in interest of those other defendants.  We believe that the lawsuit is without merit and will defend it vigorously.

Save as reported above, we are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to other claims arising from our ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock has traded on The NASDAQ Capital Market under the symbol “CLNT” since December 29, 2011. On January 8, 2018, our trading symbol was changed its symbol to “SEII”. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2017 and 2016. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2017		2016
	High	Low	High	Low
First quarter	$3.68	$2.31	$6.80	$4.24
Second quarter	$10.70	$2.77	$5.72	$3.60
Third quarter	$4.71	$2.61	$7.32	$3.70
Fourth quarter	$12.40	$3.15	$4.64	$2.41

On April 10, 2018, the last sale price of our common stock as reported by NASDAQ was $3.41 per share.

Shareholders

As of April 10, 2018, we had approximately 1,218 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2017, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during financial year ended December 31, 2017 have been previously disclosed on Form 8-K filings made by the Company.

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

We design and produce airflow dyeing machines, which use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. Historically, the Chinese government’s mandate to phase out older machinery in China’s textile industry that does not meet the new environmental standards has benefitted us. However, in recent years, challenging economic conditions, increases in raw materials prices and the Chinese government’s more aggressive stance toward shutting down factories, including textile manufacturers, that are not compliant with emission standards, have adversely impacted our dyeing and finishing businesses.

Currently, we focus on investing in research and development to improve our competitive position. In August 2016, we purchased the technology use right for a patent that covers ozone-ultrasonic textile dyeing equipment. We believe this new patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeast Asia. Our key finishing products include our after-treatment compacting machine used in the final finishing of knitted material, such as cotton, which is designed to improve the softness, reduce shrinkage and ensure better dimensional stability, and a garment washing machine for denim, which is made of stainless steel and can be customized for use by Chinese jeans manufacturers. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. At December 31, 2017, Shengxin had not yet commenced operations. During the project construction period, we will have the priority to supply components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors.

At December 31, 2017 our investment in Shengxin amount to approximately $9.0 million. Our investment in Shengxin is subject to a high degree of risk. We cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project.

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries, On December 30, 2016, we sold the stock in Fulland Wind, the subsidiary that operated our forged rolled rings and related components business, to a non-affiliated third party, as a result of which the forged rolled rings and related components business is reflected as a discontinued operations for all periods presented. As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which were still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2016, the buyer of Fulland Wind had not obtained the release by Dyeing, the Company’s chief executive officer and his wife of their guarantees. As of December 31, 2017, these loans had been paid in full by Fulland Wind.

Additionally, during 2016, we operated a petroleum and chemical equipment segment, in which we manufactured and sold petroleum and chemical equipment. Because of a significant decline in revenues from this segment, we determined that we would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as discontinued operations for all periods presented.

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

Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to the textile industry, environment issues and alternative energy as well as the competitiveness of Chinese textile manufacturers at a time when consumers are looking for lower prices and manufacturers are looking to produce in a country that has lower labor costs than China, all of which affects the market for our dyeing and finishing equipment. Our business is also affected by general economic conditions, and we cannot assure you that we will be able to increase our revenues in the near future, if at all. Because of the nature of our products, our customers’ projection of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Recent developments

Throughout 2017, we made significant changes in the overall direction of the Company. Given the headwinds affecting our manufacturing business, we are targeting high growth opportunities and have established new business divisions to focus on the development of sharing economy platforms and related rental businesses. These initiatives are still in the early stages. We did not generate significant revenues from our sharing economy business initiatives in 2017.

Beginning in the second quarter of 2017, we established new business divisions to focus on the development of sharing economy platforms and related rental businesses. We believe a true peer-to-peer sharing economy based on rentals will take significant market share in both the business and consumer markets over the next few years. We have been exploring possible merger and acquisition opportunities that can bring to market more user-friendly platforms and convenient channels that allow people to rent what they need and make their lives easier.

In September 2017, our wholly-owned subsidiary ECPower (HK) commenced offering a mobile power charger rental service through major convenience store networks in over 700 store locations in Hong Kong and over 40 locations in Macau. The rental service allows customers to rent and return mobile power chargers at any of the convenience stores carrying the service. We currently have over 20,000 mobile chargers available for rent and are preparing to expand this business into other retail outlets and other new regions around the world.

In December 2017, our wholly-owned subsidiary, EC Technology & Innovations Limited ("ECTI"), acquired a 51% interest in Inspirit Studio Limited, which develops and runs a sharing economy mobile platform called BuddiGo that allows people to provide courier delivery services during their commuting times.

In January 2018, our wholly-owned subsidiary, EC Technology & Innovations Limited ("ECTI") acquired a 60% interest in 3D Discovery Co. Limited (“3D Discovery”) and our wholly-owned subsidiary, Sharing Economy Investment Limited (“SEI”) acquired an 80% interest in AnyWorkspace Limited (“AnyWorkspace”). 3D Discovery is a digital marketing services provider which provides various solution such as 3D scanning and modeling, website and mobile app development, video production, and graphic design to its clients. Apart from its existing business, 3D Discovery plans to develop a mobile app which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera. AnyWorkspace develops an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces.

In August 2017, we signed an agreement with ECoin Global Limited ("ECoin") for the future purchase of ECoin redemption codes with an aggregate value of $50 million for total consideration of $20 million. We plan to resell the redemption codes in the form of ECrent gift cards at global locales through reseller channels, such as convenience stores. We are working with InComm, a global pre-payment network and solution provider, to sell the redemption codes with face values of HK$100, HK$300 and HK$500 at major convenience store networks in Hong Kong and Macau with other international locations to follow. Up to December 31, 2017, there was no resale of the redemption codes have been taken place.

We are currently engaged in exclusive discussions with ECrent Capital Holdings Limited ("ECrent"), a private company incorporated in the British Virgin Islands focused on developing and operating a global rental platform to promote sharing economy across 30 countries and regions.

Going forward, we will continue targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided 50% of our purchases of inventories for the year ended December 31, 2017. Three major suppliers provided 41% of our purchases of inventories for the year ended December 31, 2016. Four suppliers accounted for 10% of more of purchase during the year ended December 31, 2017. No other supplier accounted for 10% or more of our purchases during the year ended December 31, 2016.

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

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or net realizable value utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

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

We recognize revenues from the sale of dyeing and finishing equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. For 2017 and 2016, amounts allocated to installation and warranty revenues were minimal. Based on historical experience, warranty service calls and any related labor costs have been minimal.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Income Taxes

We are governed by the Income Tax Law of the PRC, Inland Revenue Ordinance of Hong Kong and the U.S. Internal Revenue Code of 1986, as amended. We account for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is charged to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

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

Currency Exchange Rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries and VIEs is the RMB and Hong Kong Dollar. Substantially all of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

Our financial statements are expressed in U.S. dollars, which is the functional currency of our parent company. The functional currency of our operating subsidiaries and affiliates is RMB and the Hong Kong dollar. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB or HKD against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB or HKD against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

Recent Accounting Pronouncements

In May 2014, FASB issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on our sources of revenue, we have concluded that ASU 2014-09 will not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU will not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU will not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features , or ASU 2017-11, which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-11 will have on our consolidated financial statements.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. We have applied this guidance to our financial statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2017 and 2016

The following table sets forth the results of our operations for the years ended December 31, 2017 and 2016 indicated as a percentage of revenues (dollars in thousands):

	Years Ended December 31,
	2017		2016
	Dollars	Percentage	Dollars	Percentage
Revenues	$13,522	100.0%	$17,364	100.0%
Cost of revenues	13,678	101.2%	14,818	85.3%
Gross (loss) profit	(156)	(1.2)%	2,546	14.7%
Operating expenses	12,076	89.3%	3,858	22.2%
Loss from operations	(12,232)	(90.5)%	(1,312)	(7.5)%
Other expense, net	(188)	(1.4)%	(81)	(0.5)%
Loss from continuing operations before provision for income taxes	(12,420)	(91.9)%	(1,393)	(8.0)%
Provision for income taxes	(408)	(3.0)%	-	-%
Loss from continuing operations	(12,828)	(94.9)%	(1,393)	(8.0)%
Loss from discontinued operations, net of income taxes	(98)	(0.7)%	(10,286)	(59.2)%
Net loss	(12,926)	(95.6)%	(11,679)	(67.3)%
Other comprehensive loss:
Foreign currency translation adjustment	4,047	29.9%	(4,820)	(27.8)%
Comprehensive loss	$(8,879)	(65.7)%	$(16,499)	(95.0)%

Revenues. For the year ended December 31, 2017, revenues from the sale of dyeing and finishing equipment decreased by $3,901,000, or 22.5%, as compared to the year ended December 31, 2016. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2017 and 2016 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in 2017 as compared to 2016. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its’ current level in the near future, although declines are possible.

During the year ended December 31, 2017, we recognized revenues from our sharing economy business of $58,499 compared to $0 for the year ended December 31, 2016.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the year ended December 31, 2017, cost of revenues was $13,678,000 as compared to $14,818,000 for the year ended December 31, 2016, a decrease of $1,140,000, or 7.7%.

Gross profit (loss) and gross margin. Our gross loss was approximately $(156,000) for the year ended December 31, 2017 as compared to gross profit of $2,546,000 for the year ended December 31, 2016, representing gross margins of (1.2)% and 14.7%, respectively, a decrease year over year. The decrease in our gross margin for 2017 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and an increase in labor and raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will remain at its current levels although a decrease is possible as we try to market our equipment to the smaller textile manufactures.

Operating expenses. For the year ended December 31, 2017, operating expenses were $12,076,000 as compared to $3,858,000 for the year ended December 31, 2016, an increase of $8,218,000, or 212.9%, and consisted of the following:

Depreciation. Depreciation was $3,951,000 and $3,829,000 for the years ended December 31, 2017 and 2016, respectively. Depreciation for the years ended December 31, 2017 and 2016 was included in the following categories (dollars in thousands):

	Years Ended December 31,
	2017	2016
Cost of revenues	$2,850	$3,311
Operating expenses	1,101	518
Total	$3,951	$3,829

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $3,619,000 for the year ended December 31, 2017, as compared to $1,999,000 for the year ended December 31, 2016, an increase of $1,620,000, or 81.1%. Selling, general and administrative expenses for the years ended December 31, 2017 and 2016 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2017	2016
Professional fees	$2,120	$998
Payroll and related benefits	643	379
Travel and entertainment	209	146
Shipping	112	141
Other	535	335
Total	$3,619	$1,999

●	Professional fees for the year ended December 31, 2017 increased by $1,122,000, or 112.4%, as compared to the year ended December 31, 2016. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $902,000 incurred and paid to individuals and companies which performed consulting, legal and investor relations services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, and an increase in legal service fees of approximately $197,000 offset by a decrease in other miscellaneous items of approximately $23,000.

●	Payroll and related benefits for the year ended December 31, 2017 increased by $264,000, or 69.7%, as compared to the year ended December 31, 2016. The increase was mainly attributable to an increase in employee salaries and related benefits due to the increase in new executive management in Hong Kong during the year ended December 31, 2017 as compared to the comparable period in 2016, respectively. We expect that payroll and related benefits to increase in future periods.

●	Travel and entertainment expense for the year ended December 31, 2017 increased by $63,000, or 43.2%, as compared to the year ended December 31, 2016. The increase in the year ended December 31, 2017 was primarily attributable to the increase in travel and entertainment activities related to our new business initiatives.

●	Shipping expense for the year ended December 31, 2017 decreased by $29,000, or 20.6%, as compared to the year ended December 31, 2016. The decrease for the year ended December 31, 2017 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the year ended December 31, 2016.

●	Other selling, general and administrative expenses for the year ended December 31, 2017 increased by $200,000, or 59.7%, as compared to the year ended December 31, 2016. The increase in the year ended December 31, 2017 was primarily attributable to an increase in amortization for our patent we purchased in August 2016 of approximately $212,000.

Bad debt expense. For the years ended December 31, 2017 and 2016, we recorded bad debt expense of $6,474,000 and $1,038,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

Impairment expense. For the years ended December 31, 2017 and 2016, we recorded impairment expense of $462,000 and $0, respectively. Based on the purchase price exceeded the fair value of the net assets acquired by approximately $462,000, which was initially recorded as goodwill. Based on the Company’s annual analysis of goodwill, in December 2017, the Company recorded an impairment expense of $462,000 which is included in operating expenses on the accompanying consolidated statement of operation and comprehensive loss.

Research and development expenses. Research and development expenses were $420,000 for the year ended December 31, 2017, as compared to $304,000 for the year ended December 31, 2016, an increase of $116,000, or 38.1%. The increase in 2017 was primarily attributable to the increase in research and development activities related to the development of new dyeing and finishing products.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2017, loss from operations amounted to $12,232,000, as compared to $1,312,000 for the year ended December 31, 2016.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other income. For the year ended December 31, 2017, total other expense, net, amounted to $188,000 as compared to $81,000 for the year ended December 31, 2016, an increase of $107,000, or 132.1%. The increase in other expense, net, was primarily attributable to losses incurred in the 2017 periods related to our equity method investment of $130,000.

Income tax provision. Income tax expense was $408,000 for the year ended December 31, 2017, as compared to $0 for the year ended December 31, 2016, an increase of $408,000.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $12,828,000, or $(6.99) per share (basic and diluted), for the year ended December 31, 2017, as compared with loss from continuing operations of $1,393,000, or $(1.17) per share (basic and diluted), for the year ended December 31, 2016, a change of $11,435,000, or 792.3%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $98,000, or $(0.05) per share (basic and diluted), for the year ended December 31, 2017, as compared with loss from discontinued operations of $10,286,000, or $(8.64) per share (basic and diluted), for the year ended December 31, 2016, a change of $10,188,000 or 99.0%.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Fiscal Years Ended December 31,
	2017	2016
Revenues	$-	$595,855
Cost of revenues	31,872	1,562,774
Gross (loss) profit	(31,872)	(966,919)
Operating expenses:
Impairment losses	-	1,660,305
Other operating expenses	66,085	1,124,304
Total operating expenses	66,085	2,784,609
Loss from operations	(97,957)	(3,751,528)
Other expense, net	-	(74,997)
Loss from discontinued operations before income taxes	(97,957)	(3,826,525)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	(97,957)	(3,826,525)
Loss on disposal of discontinued operations	-	(6,459,407)
Loss from discontinued operations, net of income taxes	$(97,957)	$(10,285,932)

Net loss. As a result of the foregoing, our net loss was $12,926,000, or $(7.04) per share (basic and diluted), for the year ended December 31, 2017, as compared with net loss $11,679,000, or $(9.81) per share (basic and diluted), for the year ended December 31, 2016, a change of $1,247,000, or 10.7%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $4,047,000 for the year ended December 31, 2017, as compared to a foreign currency translation loss of $4,820,000 for the year ended December 31, 2016. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the year ended December 31, 2017 of $8,879,000, compared to comprehensive loss of $16,499,000 for the year ended December 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2017 and 2016, we had cash balances of $1,019,000 and $1,481,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	December 31, 2017		December 31, 2016
Country:
United States	$67	6.6%	$1	*
Hong Kong	143	14.0%	-	-
China (PRC)	809	79.4%	1,480	99.96%
Total cash and cash equivalents	$1,019	100.0%	$1,481	100.0%

*	Less than 0.1%

The following table sets forth a summary of changes in our working capital from December 31, 2016 to December 31, 2017 (dollars in thousands):

	December 31, 2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$22,926	$26,592	$(3,666)	(13.8)%
Total current liabilities	9,387	5,053	(4,334)	85.8%
Working capital	$13,539	$21,539	$(8,000)	(37.1)%

Our working capital decreased by $8,000,000 to $13,539,000 at December 31, 2017 from $21,539,000 at December 31, 2016. This decrease in working capital is primarily attributable to:

●	An increase in advances from customer of $2,027,000

●	An increase in accounts payable of $1,934,000

●	An increase in due to related party of $348,000

●	A decrease in receivable from sale of subsidiary of $1,888,000;

●	An increase in convertible note payable of $670,000;

●	A decrease in deferred tax assets of $386,000;

●	A decrease in assets of discontinued operations related to the sale of our subsidiary of $1,351,000;

●	A decrease in cash and cash equivalent of $462,000;

●	A decrease in accounts receivable, net of allowance for doubtful accounts, of $4,830,000; and

●	A decrease in restricted cash of $278,000;

Offset by:

●	An increase in notes receivable of $327,000;

●	An increase in inventories, net of reserve for obsolete inventories, of $2,159,000 in order to satisfy expected increase in customers’ orders;

●	An increase in prepaid expenses of $ 2,136,000;

●	An increase in advances to suppliers of $907,000;

●	A decrease in accrued expenses of $203,000;

●	A decrease in liabilities of discontinued operations of $169,000;

●	A decrease in short-term bank loans of $85,000;

●	A decrease in bank acceptance notes payable of $125,000;

●	A decrease in VAT and service taxes payable of $47,000;

●	A decrease in income taxes payable of $16,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was $410,000 for the year ended December 31, 2017 as compared to net cash flow used in operating activities of $6,949,000 for the year ended December 31, 2016, a change of $6,539,000.

●	Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected our net loss of $12,926,000, and add-back of non-cash items primarily consisting of depreciation of $3,951,000, amortization of intangible assets of $324,000, increase in allowance for doubtful accounts of $6,540,000, loss from impairment of acquisition of a non-wholly owned subsidiary of $462,000, loss on equity method investment of $130,000, stock-based compensation and fees of $1,587,000 and an increase in inventory reserve of $285,000, and changes in operating assets and liabilities primarily consisting of an increase in note receivable of $307,000, an increase in accounts receivable of $924,000, an increase in inventories of $2,210,000, an increase in prepaid and other current assets of $255,000, a decrease in deferred tax assets of $397,000, an increase in advances to suppliers of $801,000, a decrease in assets of discontinued operations of $42,000, an increase in accounts payable of $1,849,000, a decrease in accrued expenses of $210,000, a decrease in VAT and service taxes payable of $49,000, a decrease in income taxes payable of $21,000, an increase in advances from customer of $1,924,000, and a decrease in liabilities of discontinued operations of $199,000.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected our net loss of $11,679,000, and changes in operating assets and liabilities primarily consisting of a significant increase in accounts receivable of $5,907,000 mainly due to China government’s tight-money policy in year 2016 resulting in a slowdown in payments to vendors such as us, an increase in inventories of $874,000 reflecting the decline in sales, an increase in advances to suppliers of $743,000, an increase in deferred tax assets of $188,000, a decrease in accounts payable of $958,000, a decrease in accrued expenses of $173,000, a decrease in VAT and service taxes payable of $133,000, a decrease in income taxes payable of $171,000, a decrease in liabilities of discontinued operations of $6,376,000 due to the sale of our Fulland Wind during the fourth quarter of 2016, offset by a decrease in assets of discontinued operations of $2,660,000, and the add-back of non-cash items primarily consisting of depreciation of $5,553,000, amortization of intangible assets of $189,000, increase in allowance for doubtful accounts of $2,756,000, loss on sale of subsidiary of $6,459,000, loss from impairment of property and equipment – discontinued operations of $1,660,000, and stock-based compensation and fees of $927,000.

Net cash flow used in investing activities was $1,922,000 for the year ended December 31, 2017 as compared to $10,452,000 for the year ended December 31, 2016. For the year ended December 31, 2017, net cash flow used in purchase of property and equipment of $5,200,000, offset by cash received from sale of Fulland Wind of $2,131,000 and cash received from the sale of assets of discontinued operations of $1,147,000. For the year ended December 31, 2016, net cash flow used in investing activities reflects the purchase of patent use rights of $2,408,000, purchase of property and equipment of $1,209,000, payments made for equity method investment of $9,001,000, offset by cash received from sale of Fulland Wind of $2,168,000.

Net cash flow provided by financing activities was $1,804,000 for the year ended December 31, 2017 as compared to $610,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we received proceeds from bank loans of $1,258,000, received proceeds from note payable of $670,000, received proceeds from the decrease in restricted cash of $303,000, advanced from related party of $348,000 and received proceeds from sale of common stock of $860,000, offset by repayments for bank loans of $1,480,000 and payments for the decrease in bank acceptance notes payable of $155,000. During the year ended December 31, 2016, we received proceeds from bank loans of $3,763,000, received proceeds from the decrease in restricted cash of $60,000, and received proceeds from sale of common stock of $753,000, offset by repayments for bank loans of $3,838,000, payments for the decrease in bank acceptance notes payable of $60,000 and increase in restricted cash – discontinued operations of $68,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,075	$2,075	$-	$-	$-
Convertible note payable (2)	670	670
Bank acceptance notes payable	423	423	-	-	-
Total	$3,168	$3,168	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.
(2)	Amount converted into common shares in January 2018.

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

Pursuant to an agreement dated December 23, 2016, we sold the stock of our subsidiary, Fulland Wind to a third party. As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which are still guaranteed by Dyeing and the Company’s chief executive officer and his wife. As of December 31, 2016, the buyer of Fulland Wind had not obtained the release by Dyeing, the Company’s chief executive officer and his wife of their guarantees. As of December 31, 2017, these loans had been paid in full by Fulland Wind.

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2017 and 2016, we had unrealized foreign currency translation gain of approximately $4,047,000 and unrealized foreign currency translation loss of approximately $4,820,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

43

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

44

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sharing Economy International Inc. and subsidiaries (formerly Cleantech Solutions International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International Inc. and subsidiaries (formerly Cleantech Solutions International, Inc.) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the notes to consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a loss from continuing operations for the year ended December 31, 2017 and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2012.

New York, NY

April 11, 2018

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,019,437	$1,481,498
Restricted cash	272,991	551,047
Notes receivable	461,292	133,913
Accounts receivable, net of allowance for doubtful accounts	9,092,709	13,922,371
Inventories, net of reserve for obsolete inventories	4,553,559	2,394,179
Advances to suppliers	2,023,779	1,116,525
Deferred tax assets	-	386,381
Receivable from sale of subsidiary	2,950,442	4,838,152
Prepaid expenses and other	2,144,624	9,074
Assets of discontinued operations	407,510	1,758,986
Total current assets	22,926,343	26,592,126

OTHER ASSETS:
Equity method investment	9,053,859	8,610,759
Property and equipment, net	33,181,119	29,878,675
Intangible assets, net	5,394,296	5,283,695
Total other assets	47,629,274	43,773,129

Total assets	$70,555,617	$70,365,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$2,074,529	$2,159,889
Bank acceptance notes payable	422,589	547,172
Convertible note payable	670,000	-
Accounts payable	2,798,590	864,870
Accrued expenses	165,749	368,395
Advances from customers	2,454,375	427,446
Due to related party	347,589	-
VAT and service taxes payable	-	47,319
Income taxes payable	63,483	79,467
Liabilities of discontinued operations	389,633	558,661
Total current liabilities	9,386,537	5,053,219

Total liabilities	9,386,537	5,053,219

Commitments and contingencies (see Note 19)

STOCKHOLDERS’ EQUITY:

Preferred stock ($0.001 par value; 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2017 and 2016)	-	-

Common stock ($0.001 par value; 12,500,000 shares authorized; 2,527,720 and 1,415,441 shares issued and outstanding at December 31, 2017 and 2016, respectively)	2,528	1,415
Additional paid-in capital	40,241,172	35,549,542
Retained earnings	13,624,729	26,531,498
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	4,923,829	876,989
Total Sharing Economy International Inc. stockholder’s equity	61,144,850	65,312,036

Non-controlling interest	24,230	-
Total stockholders’ equity	61,169,080	65,312,036

Total liabilities and stockholders’ equity	$70,555,617	$70,365,255

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2017	2016
REVENUES	$13,522,056	$17,364,332
COST OF REVENUES	13,677,889	14,817,880
GROSS (LOSS) PROFIT	(155,833)	2,546,452

OPERATING EXPENSES:
Depreciation	1,100,944	517,935
Selling, general and administrative	3,619,382	1,999,067
Bad debt expense	6,473,838	1,037,874
Research and development	420,023	304,054
Impairment expense	462,111	-
Total operating expenses	12,076,298	3,858,930

LOSS FROM OPERATIONS	(12,232,131)	(1,312,478)
OTHER INCOME (EXPENSE):
Interest income	12,574	24,342
Interest expense	(137,823)	(124,937)
Loss on equity method investment	(130,498)	-
Foreign currency translation gain (loss)	(1,812)	166
Other income	69,584	19,685
Total other expense, net	(187,975)	(80,744)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(12,420,106)	(1,393,222)
PROVISION FOR INCOME TAXES:
Current	(11,273)	-
Deferred	(397,014)	-
Total Income taxes provision	(408,287)	-
LOSS FROM CONTINUING OPERATIONS	(12,828,393)	(1,393,222)

DISCONTINUTED OPERATIONS:
Loss from discontinued operations, net of income taxes	(97,957)	(3,826,525)
Loss on sale / disposal of discontinued operations, net of income taxes	-	(6,459,407)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(97,957)	(10,285,932)

NET LOSS	(12,926,350)	(11,679,154)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(19,581)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,906,769)	$(11,679,154)

COMPREHENSIVE LOSS:
Net loss	$(12,926,350)	$(11,679,154)
Unrealized foreign currency translation gain (loss)	4,046,840	(4,819,622)
Comprehensive loss	$(8,879,510)	$(16,498,776)
Net loss attributable to non-controlling interest	$(19,581)	$-
Unrealized foreign currency translation gain (loss) from non-controlling interest	-	-
Comprehensive loss attributable to common stockholders	$(8,859,929)	$(16,498,776)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(6.99)	$(1.17)
Discontinued operations - basic and diluted	(0.05)	(8.64)
Net loss per common share - basic and diluted	$(7.04)	$(9.81)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,832,900	1,189,940

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2015	985,997	$986	$33,806,291	$37,007,776	$3,555,468	$5,696,611	$-	$80,067,132

Common stock issued for services	248,125	248	990,032	-	-	-	-	990,280

Common stock sold for cash	180,000	180	753,220	-	-	-	-	753,400

Shares issued for adjustments for 1:4 reverse split	1,319	1	(1)	-	-	-	-	-

Reversal of statutory reserve upon sale of subsidiary	-	-	-	1,202,876	(1,202,876)	-	-	-

Net loss for the year	-	-	-	(11,679,154)	-	-	-	(11,679,154)

Foreign currency translation adjustment	-	-	-	-	-	(4,819,622)	-	(4,819,622)

Balance, December 31, 2016	1,415,441	1,415	35,549,542	26,531,498	2,352,592	876,989	-	65,312,036

Common stock issued for services	736,806	737	3,324,296	-	-	-	-	3,325,033

Common stock sold for cash	290,000	290	859,710	-	-	-	-	860,000

Common stock issued for acquisition of a non-wholly owned subsidiary	85,473	86	507,624	-	-	-	-	507,710

Share of reserve arising from acquisition of a non-wholly owned subsidiary	-	-	-	-	-	-	43,811	43,811

Net loss for the year	-	-	-	(12,906,769)	-	-	(19,581)	(12,926,350)

Foreign currency translation adjustment	-	-	-	-	-	4,046,840	-	4,046,840

Balance, December 31, 2017	2,527,720	$2,528	$40,241,172	$13,624,729	$2,352,592	$4,923,829	$24,230	$61,169,080

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,926,350)	$(11,679,154)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	3,950,932	3,829,345
Depreciation - discontinued operations	-	1,723,611
Amortization of intangible assets	324,190	189,329
Allowance for doubtful accounts	6,473,838	2,756,411
Allowance for doubtful accounts - discontinued operations	66,085	-
Loss from impairment of acquisition of a non-wholly owned subsidiary	462,111	-
Loss on sale of subsidiary of discontinued operations	-	6,459,407
Loss from impairment of property and equipment - discontinued operations	-	1,660,305
Loss on equity method investment	130,498	-
Stock-based compensation and fees	1,586,643	927,206
Inventory reserve	285,334	-
Changes in operating assets and liabilities:
Notes receivable	(306,542)	(10,537)
Accounts receivable	(924,212)	(5,906,749)
Inventories	(2,209,520)	(874,055)
Prepaid and other current assets	(255,321)	6,070
Advances to suppliers	(801,282)	(742,745)
Deferred tax assets	397,014	(188,090)
Assets of discontinued operations	42,273	2,659,512
Accounts payable	1,849,047	(958,163)
Accrued expenses	(210,396)	(173,030)
VAT and service taxes payable	(48,621)	(132,933)
Income taxes payable	(20,532)	(170,936)
Advances from customers	1,923,909	52,341
Liabilities of discontinued operations	(198,889)	(6,375,676)

Net cash used in operating activities	(409,791)	(6,948,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent use rights	-	(2,408,369)
Purchase of property and equipment	(5,199,833)	(1,209,477)
Payments made for equity method investment	-	(9,001,279)
Proceed received from sale of subsidiary in cash	2,130,556	2,167,532
Proceeds from sales of equipment from discontinued operations	1,146,959	-

Net cash used in investing activities	(1,922,318)	(10,451,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	1,257,620	3,763,077
Repayments of bank loans	(1,479,553)	(3,838,338)
Proceeds from convertible note payable	670,000	-
Decrease in restricted cash	303,308	60,209
Increase in restricted cash - discontinued operations	-	(67,735)
Decrease in bank acceptance notes payable	(155,353)	(60,209)
Advance from related party	347,589	-
Proceeds from sale of common stock, net	860,000	753,400

Net cash provided by financing activities	1,803,611	610,404

Effect of exchange rate changes on cash and cash equivalents	66,437	(519,152)

Net decrease in cash and cash equivalents	(462,061)	(17,308,872)

Cash and cash equivalents - beginning of year	1,481,498	18,790,370

Cash and cash equivalents - end of year	$1,019,437	$1,481,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$134,459	$166,935
Income taxes	$-	$360,318

Cash paid in discontinued operations for:
Interest	$-	$48,250
Income taxes	$-	$189,570

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$1,709,989	$9,074
Stock issued for accrued liabilities	$37,835	$54,000
Stock issued for acquisition of a non-wholly owned subsidiary	$507,710	$-
Property and equipment acquired on credit as payable	$-	$15,263
Decrease in assets upon sale of subsidiary	$-	$14,673,414
Decrease in liabilities upon sale of subsidiary	$-	$1,012,452
Increase in receivable from sale of subsidiary	$-	$7,225,107

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Sharing Economy International Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc. On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc. and on June 13, 2011, the Company changed its corporate name to Cleantech Solutions International, Inc. On August 7, 2012, the Company was converted into a Nevada corporation. On January 8, 2018, the Company changed its corporate name to Sharing Economy International Inc.

Through its affiliated companies, the Company manufactures and sells textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and, until December 30, 2016, Fulland owned 100% of Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind”). Green Power is and Fulland Wind was a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. (“Heavy Industries”), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd., and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. However, given the decrease in the Chinese government subsidies for utility scale solar projects in 2017 as well as the high cost of solar components, Shengxin has not been able to locate any project. At December 31, 2017, Shengxin has not yet commenced operations.

Fulland Wind was formed on August 27, 2008. In 2009, the Company began to produce and sell forged products through Fulland Wind. Through Fulland Wind, the Company manufactured and sold forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power and other industries, including large-scale equipment used in the manufacturing process for the various industries. The Company referred to this segment of its business as the forged rolled rings and related components segment. On December 30, 2016, Fulland sold the stock of Fulland Wind and accordingly, the forged rolled rings and related components business is reflected as a discontinued operation for all periods presented (See Note 3).

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as a discontinued operations for all periods presented (See Note 3). As a result of the discontinuation of the forged rolled rings and the petroleum and chemical equipment business, the Company’s business primarily consists of the dyeing and finishing equipment business as its primary continuing operations since December 31, 2016.

The Company's latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, recently, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.

●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

●	EC Advertising Limited, a company incorporated under the laws of Hong Kong on March 17, 2017 and is a wholly-owned by Sharing Economy.

●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC Assets Management Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC (Fly Car) Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.

●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.

●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.

●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.
●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.
●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.
●	Inspirit Studio Limited, a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.
●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.
●	3D Discovery Co. Limited, a company incorporated under the laws of Hong Kong on February 24, 2015, and 60% of its shareholdings was acquired by EC Technology on January 19, 2018
●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is a wholly-owned by EC Creative.
●	Any workspace Limited, a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a loss from continuing operations of $12,828,393 for the year ended December 31, 2017. The net cash used in operations were $409,791 for the year ended December 31, 2017. Additionally, during the year ended December 31, 2017, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 22.1% as compared to the year ended December 31, 2016. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report.

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Basis of presentation

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2017 is referred to as “fiscal 2017”, and the year ended December 31, 2016 is referred to as “fiscal 2016”.

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Fulland, Green Power, Fulland Wind through the date of disposition, and its new subsidiaries discussed above, and the financial statements of the Company’s variable interest entities Huayang Companies Dyeing, which conducts the Company’s continuing operations, and Heavy Industries, which operated discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of December 31, 2017 and 2016. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Pursuant to ASC Topic 810 and related subtopics related to the consolidation of variable interest entities, the accounts of the Huayang Companies are consolidated in the accompanying financial statements. As VIEs, the Huayang Companies’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Huayang Companies net income. The Company does not record non-controlling interest on these VIE’s and, accordingly, did not subtract any net income in calculating the net income of the VIEs that is attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in the Huayang Companies that requires consolidation of the Company’s and the Huayang Companies’ financial statements.

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business or the enforcement and performance of its contractual arrangements. These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

The Company's agreements with respect to its consolidated VIEs are approved and in place. The Company's management believes that such agreements are enforceable, and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the agreements to be unenforceable under existing laws.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

The carrying amount of the VIE’s assets and liabilities are included in the accompanying consolidated financial statements of the Company and are summarized as follows:

	December 31, 2017	December 31, 2016
Current assets
Cash	$806,672	$1,477,593
Accounts receivable, net	9,059,015	13,922,371
Inventory, net	4,553,559	2,394,179
Other current assets	5,901,119	8,157,961
Total current assets	20,320,365	25,952,104

Equity method investment	9,053,859	8,610,759
Property and equipment, net	33,115,975	29,878,675
Intangible assets, net	5,302,047	5,283,695

Total assets	67,792,346	69,725,233

Liabilities
Current liabilities	7,629,783	4,389,641
Intercompany payables	13,855,768	12,194,352

Total liabilities	21,485,551	16,583,993

Net assets	$46,306,795	$53,141,240

* Intercompany payables are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2017 and 2016 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At December 31, 2017 and 2016, cash balances held in PRC and Hong Kong banks of $952,663 and $1,480,941, respectively, are uninsured.

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

The Company did not measure these assets at fair value at December 31, 2017. The following table presents information about equipment held for sale – discontinued operations measured at fair value on a nonrecurring basis at December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Equipment held for sale – discontinued operations	$-	$-	$1,147,035	$1,147,035

The Company conducted an impairment assessment on the equipment held for sale of discontinued operations based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of the equipment held for sale of discontinued operations as of December 31, 2016. Upon completion of its 2016 impairment analysis, the Company determined that the carrying value exceeded the fair market value on the equipment held for sale of discontinued operations. Accordingly, the Company recorded an impairment loss of $1,660,305 at December 31, 2016, which has been included in loss from discontinued operations, net of income taxes in the accompanying statements of operations. The Company did not have any equipment held for sale of discontinued operations at December 31, 2017.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, deferred tax assets, receivable from sale of subsidiary, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, note payable, accounts payable, accrued liabilities, advances from customers, amount due to a related party, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments .

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

Concentrations of credit risk

The Company’s operations are carried out in the PRC and Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and Hong Kong, and by the general state of the economies in the PRC and Hong Kong. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC and Hong Kong, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At December 31, 2017 and 2016, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2017		December 31, 2016
United States	$66,774	6.55%	$557	*
Hong Kong	142,944	14.02%	-	-
China	809,719	79.43%	1,480,941	99.96%
Total cash and cash equivalents	$1,019,437	100.00%	$1,481,498	100.00%

* Less than 0.1%

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $272,991 and $551,047 at December 31, 2017 and 2016, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $461,292 and $133,913 at December 31, 2017 and 2016, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2017 and 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $8,115,876 and $1,797,476, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $313,930 and $21,177 at December 31, 2017 and 2016, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,023,779 and $1,116,525 at December 31, 2017 and 2016, respectively.

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At December 31, 2017 and 2016, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment as of December 31, 2017 and 2016. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2017 and 2016 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment formerly used in the Company’s forging and related components, and petroleum and chemical equipment segments. Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges of $0 and $1,660,305 for the years at December 31, 2017 and 2016, respectively, which was included in loss from discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

Advances from customers

Advances from customers at December 31, 2017 and 2016 amounted to $2,454,375 and $427,446, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

Income taxes

The Company is governed by the Income Tax Law of the PRC, Inland Revenue Ordinance of Hong Kong and the U.S. Internal Revenue Code of 1986, as amended. The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate in the United States to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2017 and 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $111,776 and $141,180 for the years ended December 31, 2017 and 2016, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $162,531 and $100,045 for the years ended December 31, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s dyeing and finishing machine product line. Research and development costs totaled $420,023 and $304,054 for the years ended December 31, 2017 and 2016, respectively.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (HKD). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2017 and 2016 was $66,437 and $(519,152), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts at December 31, 2017 and December 31, 2016 were translated at 6.5075 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts at December 31, 2017 were translated at 7.8128 HKD to $1.00, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the years ended December 31, 2017 and 2016 were 6.7588 RMB and 6.6435 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the year ended December 31, 2017 was 7.8 HKD to $1.00. The Company did not have operations in Hong Kong during the 2016 periods. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2017, common stock equivalents and potentially dilutive common stock outstanding consisted of 200,100 shares of common stock issuable upon conversion of a note payable. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the year ended December 31, 2016.  In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2017	2016
Net Loss for basic and diluted attributable to common shareholders	$(12,906,769)	$(11,679,154)
From continuing operations	(12,808,812)	(1,393,222)
From discontinued operations	$(97,957)	$(10,285,932)

Weighted average common stock outstanding– basic and diluted	1,832,900	1,189,940

Net (loss) income per share of common stock
From continuing operations – basic and diluted	$(6.99)	$(1.17)
From discontinued operations – basic and diluted	(0.05)	(8.64)
Net (loss) income per common share - basic and diluted	$(7.04)	$(9.81)

Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net income/(loss) attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive (loss).

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2017 and 2016 included net loss and unrealized loss from foreign currency translation adjustments.

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

Recent accounting pronouncements

In May 2014, FASB issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 will not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have any impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU will not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features , or ASU 2017-11, which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-11 will have on our consolidated financial statements.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

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

NOTE 2 – ACQUISITION

On December 8, 2017 (the “Closing Date”), the Company completed the acquisition of 51% of the issued and outstanding capital stock of Inspirit Studio Limited (“Inspirit”), a company incorporation in Hong Kong, from its shareholders pursuant to the terms and conditions of a Sale and Purchase Agreement entered into among the Company and the Inspirit Stockholders on the Closing Date (the “Acquisition Agreement”). Inspirit is engaged in the development of a mobile app platform which provides instant errand services in a peer to peer network and will generate revenue from commission charged on each errand service transaction.

In connection with the acquisition, the Company issued 85,473 unregistered shares of its common stock valued at $507,710, based on the acquisition-date fair value of our common stock of $5.94 per share based on the quoted market price of the Company’s common stock on the Closing date. The fair value of the assets acquired and liabilities assumed were based on management estimates of the fair values on December 8, 2017.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Goodwill	$462,111
Account receivable and prepayment	22,898
Other intangible assets	92,249
Total assets acquired at fair value	577,258

Bank Overdraft	(20)
Accounts payable and accrued expenses	(25,717)
Non-controlling interest assumed	(43,811)
Total liabilities and non-controlling interest assumed	(69,548)

Total purchase consideration	$507,710

The assets acquired and liabilities assumed are recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined.

The purchase price exceeded the fair value of the net assets acquired by approximately $462,111, which was initially recorded as goodwill. Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed. ASC 350-30-35-4 requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Based on the Company’s annual analysis of goodwill, in December 2017, the Company recorded an impairment expense of $462,111 which is included in operating expenses on the accompanying consolidated statement of operation and comprehensive loss.

NOTE 3 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party for a sales price of RMB 48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016, and received the second installment of RMB14,400,000 (approximately $2.1 million) on April 10, 2017. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. If the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) was due 25 working days after the expiration of such period.  Pursuant to extension agreement dated December 31, 2017, the Company agreed the above third party buyer could paid off the final payment of RMB 19,200,000 (approximately $2.7 million) by December 31, 2018. As a result of the sale, the forged rolled rings and related components business is treated as a discontinued operation.

Additionally, in December 2016, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant decline in revenues and the loss of its major customers. Accordingly, the petroleum and chemical equipment segment business is treated as a discontinued operation.

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

As of December 31, 2016, Fulland Wind had bank loans payable of RMB 4,500,000 (approximately $647,967) which was guaranteed by Dyeing and the Company’s chief executive officer and his wife. In May 2017, the loan was repaid.

The sale of Fulland Wind resulted in a loss on disposal of discontinued operations of $6,459,407 in 2016. This loss plus the results of operations from Fulland Wind and petroleum and chemical equipment segment for the years ended December 31, 2017 and 2016 have been classified to the loss from discontinued operations line on the accompanying consolidated statements of operations and comprehensive loss presented herein. In addition, the historical consolidated balance sheet and consolidated statement of cash flow amounts have also been reclassified to reflect the forging and related components segment and petroleum and chemical equipment segment businesses as discontinued operations.

Contemporaneously with the sale of the Fulland Wind stock, pursuant to an agreement dated December 23, 2016, Heavy Industry entered into a lease with Wang Jiahong for a factory building owned by Heavy Industry at an annual rental of RMB 680,566 (approximately $98,000). The lease had a ten-year term, commencing January 1, 2017. During 2017, the Company received RMB 324,078 (approximately $49,800) in lease payments from the tenant. During the fourth quarter of 2017, Wang Jiahong orally terminated the above lease agreement and the Company is no longer received rental income.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2017 and 2016 is set forth below.

	December 31, 2017	December 31, 2016
Assets:
Current assets:
Accounts receivable, net	$33,646	$78,407
Inventories, net of reserve for obsolete inventories	-	31,019
Advances to suppliers	144,583	200,275
Equipment held for sale	-	1,147,035
Prepaid expenses and other	229,281	302,250
Total current assets	407,510	1,758,986
Total assets	$407,510	$1,758,986
Liabilities:
Current liabilities:
Accounts payable	$387,887	$458,433
Accrued expenses and other liabilities	1,746	45,280
Accrues from customers	-	54,948
Total current liabilities	389,633	558,661
Total liabilities	$389,633	$558,661

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2017	2016
Revenues	$-	$595,855
Cost of revenues	31,872	1,562,774
Gross (loss) profit	(31,872)	(966,919)
Operating expenses:
Impairment losses	-	1,660,305
Other operating expenses	66,085	1,124,304
Total operating expenses	66,085	2,784,609
Loss from operations	(97,957)	(3,751,528)
Other expense, net	-	(74,997)
Loss from discontinued operations before income taxes	(97,957)	(3,826,525)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	(97,957)	(3,826,525)
Loss on sale / disposal of discontinued operations, net of income taxes	-	(6,459,407)
Loss from discontinued operations, net of income taxes	$(97,957)	$(10,285,932)

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2017 and 2016, accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$17,208,585	$15,719,847
Less: allowance for doubtful accounts	(8,115,876)	(1,797,476)
	$9,092,709	$13,922,371

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 5 – INVENTORIES

At December 31, 2017 and 2016, inventories consisted of the following:

	December 31, 2017	December 31, 2016
Raw materials	$998,751	$1,003,359
Work-in-process	2,629,570	639,345
Finished goods	1,239,168	772,652
	4,867,489	2,415,356
Less: reserve for obsolete inventories	(313,930)	(21,177)
	$4,553,559	$2,394,179

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the year ended December 31, 2017 and 2016, the Company increased its reserve for obsolete inventory by approximately $285,334 and $0, respectively, which has been included in cost of revenues on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016.  The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,200,000) and had invested RMB 59.8 million ($9,189,397 at December 31, 2017), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $21.5 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.2 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $30.7 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 80,000,000 (approximately $12.2 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested. As of December 31, 2017, no changes have been made to such contract.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of December 31, 2017, Shengxin had not yet commenced any material operations.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

For the years ended December 31, 2017 and 2016, the Company’s share of Shengxin’s net loss were $130,498 and $0, respectively. At December 31, 2017, Shengxin’s assets consisted of cash and advances to supplier of approximately $17.3 million and $614,675, respectively, and had no liabilities. At December 31, 2016, Shengxin’s assets consisted of cash and advances to supplier of approximately $11.3 million and $144,000, respectively, and had no liabilities.

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment consisted of the following:

	Useful life	December 31, 2017	December 31, 2016
Office equipment and furniture	5 years	$71,120	$65,209
Manufacturing equipment	5 -10 years	34,419,653	32,240,010
Vehicles	5 years	253,564	169,773
Building and building improvements	5 - 20 years	22,556,026	21,135,718
Manufacturing equipment in progress	-	3,657,936	-
Construction in progress	-	1,652,859	-
		62,611,158	53,610,710
Less: accumulated depreciation		(29,430,039)	(23,732,035)
		$33,181,119	$29,878,675

For the years ended December 31, 2017 and 2016, depreciation expense amounted to $3,950,932 and $3,829,345, respectively, of which $2,849,988 and $3,311,410, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

At December 31, 2017 and 2016, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment as of December 31, 2017 and 2016. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2017 and 2016 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment formerly used in the Company’s forging and related components, and petroleum and chemical equipment segments, which have been accounted for as discontinued operations as of December 31, 2017 and 2016. Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges of $0 and $1,660,305 for the years at December 31, 2017 and 2016, respectively, which was included in loss from discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 8 – INTANGIBLE ASSETS

At December 31, 2017 and 2016, intangible assets consisted of the following:

	Useful life	December 31, 2017	December 31, 2016
Land use rights	45 - 50 years	$4,149,181	$3,887,915
Patent use rights	10 years	2,458,701	2,303,882
Other intangible assets	3 years	92,249	-
		6,700,131	6,191,797
Less: accumulated amortization		(1,305,835)	(908,102)
		$5,394,296	$5,283,695

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2018	$354,940
2019	354,940
2020	354,940
2021	324,190
2022	324,190
Thereafter	3,681,096
$5,394,296

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

For the years ended December 31, 2017 and 2016, amortization of intangible assets amounted to $324,190 and $189,329, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At December 31, 2017 and 2016, short-term bank loans consisted of the following:

	December 31, 2017	December 31, 2016
Loan from Jiangsu Huishan Mintai Village Town Bank, due on July 5, 2017 with annual interest rate of 10.56% and repaid on May 26, 2017	$-	$719,963
Loan from Bank of Communications, due on September 5, 2017 with annual interest rate of 5.62% and repaid on September 5, 2017	-	719,963
Loan from Bank of China, due on December 4, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	384,172	359,982
Loan from Bank of China, due on December 6, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	384,172	359,981
Loan from Bank of Wuxi Nongshuang, due on April 25, 2018 with annual interest rate of 5.87%, secured by certain assets of the Company	691,510	-
Loan from Bank of Communication, due on September 25, 2018 with annual interest rate of 5.85%, secured by certain assets of the Company	614,675	-
Total short-term bank loans	$2,074,529	$2,159,889

Interest related to the short-term bank loans, which was $134,459 and $124,937 for the years ended December 31, 2017 and 2016, respectively, is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At December 31, 2017 and 2016, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2017	December 31, 2016
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on January 29, 2017, collateralized by 100% of restricted cash deposited	$-	$71,996
Jiangsu Huishan Mintai Village Town Bank, non-interest bearing, due and paid on May 9, 2017, collateralized by 100% of restricted cash deposited	-	431,978
Bank of China, non-interest bearing, due and paid on January 6, 2017, collateralized by 100% of restricted cash deposited	-	43,198
Bank of China, non-interest bearing, due on June 25, 2018, collateralized by 100% of restricted cash deposited	115,252	-
Bank of Communication, non-interest bearing, due on March 24, 2018, collateralized by 100% of restricted cash deposited	307,337	-
Total	$422,589	$547,172

NOTE 11 – CONVERTIBLE NOTE PAYABLE

On October 9, 2017, the Company entered into a Note Purchase Agreement (the “NPA”) with Chong Ou Holdings Group Company Limited, a BVI company (the “Investor”) pursuant to which the Investor purchased a note for $670,000, bearing two percent (2%) interest per annum (the “Note”). The Note automatically converts into shares of common stock of the Company at a conversion price equal to $3.35 per share on January 8, 2018. The Company shall have the option, in its sole and absolute discretion, to repay the Outstanding Amount in full on or before the Conversion Date. On January 8, 2018, the Note was converted into 200,100 shares of common stock.

Interest related to this note payable, which was $3,350 and $0 for the years ended December 31, 2017 and 2016, respectively, is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to related party

From time to time, during 2017, the Company receive advances from YSK 1860 Co., Limited, which is a principal shareholder of the Company for working capital purposes. These advanced and non-interest bearing and are payable on demand. At December 31, 2017 and 2016, amounts due to this related party amounted to $347,589 and $0, respectively.

Exclusivity agreement

On June 11, 2017, the Company entered into an Exclusivity Agreement (the “Exclusivity Agreement”) with ECrent Capital Holdings Limited (“ECrent”) the terms of which became effective on the same day. Pursuant to the Exclusivity Agreement, the Company and ECrent agreed to engage in exclusive discussions regarding a potential acquisition by the Company of ECrent and/or any of its subsidiaries or otherwise all or part of ECrent’s business and potential business cooperation between the two companies (collectively, the “Potential Transactions”) for a period of three months commencing from the date of the Exclusivity Agreement (the “Exclusive Period”). Ms. Deborah Yuen, an affiliate of YSK 1860 Co., Limited, which is a principal shareholder of the Company, controls ECrent. ECrent agreed that, during the Exclusive Period, neither ECrent nor its agents, representatives or advisors will contact, solicit, discuss or negotiate with any third party with respect to any transaction relating to a transfer or pledge of securities of ECrent and/or its subsidiaries, a sale of ECrent’s business, a business cooperation or any other matters that may adversely affect the Potential Transactions or the parties’ discussion related thereto. The exclusivity period has been further extended to 10 June 2018 pursuant to two amendment agreements dated September 11, 2017 and January 23, 2018.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 13 – ACCRUED EXPENSES

At December 31, 2017 and 2016, accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
Accrued salaries and related benefits	$62,726	$143,622
Other payables	103,023	224,773
	$165,749	$368,395

NOTE 14 – INCOME TAXES

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

The Company is governed by the Income Tax Laws of the PRC, Inland Revenue Ordinance of Hong Kong, and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC and Inland Revenue Ordinance of Hong Kong, Chinese companies are generally subject to an income tax at an effective rate of 25% and 16.5%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Green Power, and VIEs (Dyeing and Heavy Industries) are subject to PRC statutory rates and certain subsidiaries domiciled in Hong Kong are subject to the Hong Kong statutory rate. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands and certain subsidiaries were incorporated in the British Virgin Islands. Under the current laws of the Cayman Islands and British Virgin Islands, these entities are not subject to income taxes.

Sharing Economy International Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $8,402,000 for income taxes purposes through December 31, 2017 and Foreign Tax Credits related to the Income Tax Laws of the PRC of approximately $982,409, subject to the Internal Revenue Code (“IRC”) Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The Company has not calculated its IRC Section 382 change of ownership to date, but there seems to have been a change of ownership within the meaning of IRC Section 382, which has not limited the use of net operating losses, nor foreign tax credits as of December 31, 2017, based upon Managements review. The net operating loss carries forward and foreign tax credit carry forward for United States income taxes may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, through 2037 and the remaining foreign tax credits expire, if not utilized, through 2026. As of December 31, 2017, the Company had net operating loss carryforwards of approximately $4,462,000 for PRC income tax purposes, such losses are set to expire in 2022 for PRC income tax purposes. As of December 31, 2017, the Company had net operating loss carryforwards of approximately $827,000 for Hong Kong income tax purposes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company believes it is subject to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. Such deemed repatriation tax was estimated to be approximately $5,256,000, which has been reduced to zero by the use of Foreign Tax Credit carryforward utilization at December 31, 2017 related to the Income Tax Laws of the PRC. Management is in the process of reviewing its IRC Section 382 change of ownership, relating to such amount.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As a result of the reduction of the United States federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $1,092,239 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for United States income taxes purposes, and losses in PRC and Hong Kong. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to its U.S. and foreign net operating loss carry forwards to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

The Company has cumulative undistributed earnings from its China subsidiary and VIEs of approximately $40.2 million and $45.2 million as of December 31, 2017 and 2016, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, a provision has been made for deferred taxes related to the mandatory deemed repatriation of foreign earnings. Such deemed repatriation tax was estimated to be approximately $5,256,000, which has been reduced to zero by the use of Foreign Tax Credit carryforward utilization at December 31, 2017 related to the Income Tax Laws of the PRC. Management is in the process of reviewing its IRC Section 382 change of ownership, relating to such amount.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	2017	2016
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(3.3)%	(4.2)%
Bad debt allowance	(17.9)%	(8.8)%
Effect of change in U.S statutory rate from 34% to 21%	(2.1)%	-
China valuation allowance	(7.2)%	(11.6)%
U.S. valuation allowance	(3.5)%	(9.4)%
Total current provision for income taxes	0.0%	0.0%

For the years ended December 31, 2017 and 2016, current and deferred income taxes expense was related to our operations in the PRC and amounted to $408,287 and $0, respectively.

The tax effects of temporary differences under ASC 740 “Accounting for Income Taxes” that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net U.S. operating loss carry forward	$1,764,385	$2,694,569
Net PRC and Hong Kong operating loss carry forward	1,252,015	754,143
Foreign tax credit	206,306	-
Allowance for doubtful accounts and reserve for obsolete inventories	-	454,663
Total gross deferred tax assets	3,222,706	3,903,375
Less: valuation allowance	(3,222,706)	(3,516,994)
Net deferred tax assets	$-	$386,381

At December 31, 2017 and 2016, the valuation allowance were $3,222,706 and $3,448,712 related to the U.S. and foreign net operating loss carry forwards, and $0 and $68,282 related to allowance for doubtful accounts and reserve for obsolete inventories, respectively. During the year ended December 31, 2017, the valuation allowance increased by approximately $797,951.

The Company had incurred a significant loss from discontinued operations of $10,285,932 for the year ended December 31, 2016. Such loss is attributable to the Company’s China operations from the forged rolled rings and related component segment and the petroleum and chemical equipment segment. Management believes there will be no tax benefit from such loss and accordingly, no deferred tax asset and corresponding valuation reserve has been provided for at December 31, 2017 and 2016.

NOTE 15 – STOCKHOLDERS’ EQUITY

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

On May 12, 2017, the Company issued 15,000 shares of common stock pursuant to its 2016 long-term incentive plan for legal services. The shares were valued at $50,400, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with this issuance, the Company reduced accounts payable by $28,400 and recorded stock-based professional fees of $22,000 in fiscal 2017.

On May 22, 2017, pursuant to a seven-month consulting agreement effective May 11, 2017, the Company issued 25,000 shares of its common stock to a consultant for business development services rendered and to be rendered through December 31, 2017. These shares were valued at $106,500, the fair market value on the grant date using the reported closing share price on the date of grant. Pursuant to this consulting agreement, on September 5, 2017, the Company issued an additional 25,000 share of common stock to this consultant. These shares were valued at $82,000 or $3.28 per share, using the reported closing share price on the date of issuance. For fiscal 2017, in connection with these issuances, the Company recorded stock-based professional fees of $188,500.

On June 30, 2017, pursuant to a one-year consulting agreement effective May 16, 2017, the Company issued 65,200 shares of common stock to a consultant for business development services rendered and to be rendered. These shares were valued at $272,536, or $4.18 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $170,701 and prepaid expenses of $101,835 which is amortized over the remaining service period. Additionally, pursuant to this consulting agreement, the Company issued an additional 20,000 share of common stock to this consultant on October 19, 2017. These shares were valued at $99,400, or $4.97 per share, using the reported closing share price on the date of issuance. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $62,259 and prepaid expenses of $37,141 which is amortized over the remaining service period through May 2018.

On August 8, 2017, pursuant to one-year consulting agreements effective July 19, 2017, the Company issued an aggregate of 120,000 shares of common stock to two consultants (60,000 shares each) for business development services rendered and to be rendered. These shares were valued at $492,000, or $4.10 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $222,194 and prepaid expenses of $269,806 which is amortized over the remaining service period. Additionally, pursuant to these consulting agreements, the Company issued an additional 40,000 share of common stock to these consultants (20,000 shares each) on November 2, 2017. These shares were valued at $169,600, or $4.24 per share, using the reported closing share price on the date of issuance. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $76,594 and prepaid expenses of $93,006 which is amortized over the remaining service period through July 2018.

On August 8, 2017, pursuant to a one-year consulting agreement effective July 1, 2017, the Company issued 8,000 shares of common stock to a consultant for investor relations services rendered and to be rendered. These shares were valued at $32,560, or $4.07 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $15,466 and prepaid expenses of $17,094 which is amortized over the remaining service period.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On August 8, 2017, pursuant to a one-year consulting agreement effective July 1, 2017, the Company issued 23,230 shares of common stock to a consultant for accounting services rendered and to be rendered. These shares were valued at $94,546, or $4.07 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company reduced accrued expense by $9,435, and the Company recorded stock-based professional fees of $42,556 and prepaid expenses of $42,555 which is amortized over the remaining service period.

On September 5, 2017, pursuant to one-year consulting agreements effective August 21, 2017, the Company issued an aggregate of 125,000 shares of common stock to two consultants (65,000 and 60,000 shares, respectively) for business development services rendered and to be rendered. These shares were valued at $408,750, or $3.27 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $148,337 and prepaid expenses of $260,413 which is amortized over the remaining service period. Additionally, pursuant to these consulting agreements, the Company issued an additional 35,000 share of common stock to these consultants (17,000 and 18,000, respectively) in January 2018. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $96,278 related to these issuable shares share-based reserve of $96,278 as of December 31, 2017.

 On October 3, 2017, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for investor relation services to be rendered, the Company agreed to pay this consultant $202,000 per year to be paid by the issuance of an aggregate of 134,688 shares as follows: 33,672 shares were issued in October 2017, 33,672 shares were issued in February 2018, 33,672 shares during the twelfth month from the agreement date, and 33,672 shares during the eighteenth month from the agreement date. The initial 33,672 shares were valued at $112,801, or $3.35 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $16,137 and prepaid expenses of $96,664 which is amortized over the remaining service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 101,016 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $109,538 related to these issuable shares and share-based reserve of $109,538 as of December 31, 2017. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall annually by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the first and second anniversary date of the date of this agreement, provided that the maximum number of shares issued for the Shortfall shall not exceed 13,500 Shares per year of services.

On October 9, 2017, pursuant to a consulting agreement, the Company agreed to issue 7,615 shares of its common stock to an entity for development services rendered. Such shares were issued in November 2017 upon completion of the services rendered. These shares were valued at $25,282, or $3.32 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $25,282 for fiscal 2017.

On October 23, 2017, pursuant to a consulting agreement, the Company agreed to issue 6,000 shares of its common stock to an entity for public relations services rendered. These shares were valued at $28,920, or $4.82 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $11,039 and prepaid expenses of $17,881 which is amortized over the remaining service period through April 2018.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On October 30, 2017, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Advertising Limited and an individual, the Company issued 65,089 shares of common stock to a consultant for advertising and marketing services to be rendered. These shares were valued at $216,095, or $3.32 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $24,688 and prepaid expenses of $191,407 which is amortized over the remaining service period. Additionally, pursuant to this consulting agreement, the Company issued an additional 65,089 share of common stock to this consultant in February 2018. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $56,367 related to these issuable shares and share-based reserve of $56,367 as of December 31, 2017. If, on the first date when the restrictive legend on the certificate of each lot of the shares issued to the Consultant pursuant this agreement is removed and such lot of shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of Shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for all the Shortfalls, within the first 3 months of the second year of Services, by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the shares are issued pursuant to this agreement, provided that the maximum number of shares issued for the Shortfall shall not exceed 26,036 Shares. Additionally, the Company shall, within one month from the date of this Agreement, issue such number of ordinary shares of EC Advertising Limited to the Consultant (or his nominee) so that he (or his nominee) will hold 15% of EC Advertising Limited issued share capital as enlarged by the share issue pursuant to this agreement. Additionally, within one month after the Consultant achieves all the performance targets as outlined in the agreement, EC Advertising Limited shall issue, or shall cause its major shareholder to transfer, such number of EC Advertising Limited's ordinary shares to the Consultant (or its nominee) so that he (and his nominee) will, together with the 15% issued share capital discussed above, hold a total of 49% of EC Advertising Limited’s issued share capital as enlarged by the share issue or after the transfer (as the case may be). Performance targets include the achievement by the Company of total revenue of $10,000,000 and profit after tax of $4,000,000 during the term of the agreement.

On November 3, 2017, pursuant to a two-year consulting agreement effective November 6, 2017 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for advertising consultancy services to be rendered, the Company agreed to pay this consultant $141,026 per year to be paid by the issuance of an aggregate of 67,966 shares as follows: 33,983 shares within 30 days from the agreement date, 33,983 during the sixth month from the agreement date. On January 27, 2018, this agreement was terminated. The Company agreed to pay by the issuance of 7,728 share for the service were rendered by such consultant from November 2017 to January 2018. These shares were valued at $32,767, or $4.24 per share, the fair market value on the grant date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. For fiscal 2017, the Company recorded stock-based professional fees of $21,978 related to these issuable shares and share-based reserve of $21,978 as of December 31, 2017.

On November 10, 2017, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Manpower Limited and a consultant for information and technology, policy making and management services to be rendered, the Company agreed to pay this consultant $192,308 per year to be paid by the issuance of an aggregate of 101,216 shares as follows: 50,608 shares were issued in January 2018, 50,608 shares during the twelfth month from the agreement date. The initial 50,608 shares were valued at $203,444, or $4.02 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $203,444 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 50,608 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $41,583 related to these issuable shares and share-based reserve of $41,583 as of December 31, 2017. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall, within the first 3 months of the second half of the second year of services, by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the shares are issued, provided that the maximum number of shares issued for the Shortfall of two lots shall not exceed 20,243 shares.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On November 15, 2017, pursuant to one-year consulting agreements effective November 1, 2017, the Company issued 38,000 shares of common stock to an individual for market research services to be rendered. These shares were valued at $165,300, or $4.35 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $27,550 and prepaid expenses of $137,750 which is amortized over the remaining service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 11,148 share of common stock to this consultant during the sixth month of this agreement, provided that this agreement is not terminated prior to the issuance of such shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $14,084 related to these issuable shares and share-based reserve of $14,084 as of December 31, 2017.

On November 15, 2017, pursuant to a one-year consulting agreement effective November 1, 2017, the Company issued 20,000 shares of common stock to a consultant for information technology business development services rendered and to be rendered. These shares were valued at $87,000, or $4.35 per share, the fair market value on the issue date using the reported closing share price on the date of issue. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $14,500 and prepaid expenses of $72,500 which is amortized over the remaining service period. Additionally, pursuant to this consulting agreements, the Company will issue an additional 6,800 share of common stock to this consultant in April 2018. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair values of these shares were remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $8,591 related to these issuable shares and share-based reserve of $8,591 as of December 31, 2017.

On November 15, 2017, pursuant to one-year consulting agreement effective November 1, 2017, the Company issued an aggregate of 100,000 shares of common stock to two entities (50,000 shares each) for assets management development services rendered and to be rendered. These shares were valued at $435,000, or $4.35 per share, the fair market value on the grant date using the reported closing share price on the date of grant. For fiscal 2017, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $72,500 and prepaid expense of $362,500 which is amortized over the remaining service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 24,052 share of common stock to these consultants (12,000 and 12,052 shares, respectively) during the sixth month of this agreement, provided that these agreements are not terminated prior to the issuance of such shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $30,386 related to these issuable shares and share-based reserve of $30,386 as of December 31, 2017.

On November 20, 2017, pursuant to a one-year consulting agreement effective January 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for government official relation services to be rendered, the Company agreed to pay this consultant $128,208 to be paid by the issuance of 32,052 shares as follows: 22,436 shares were issued in February 2018, 9,616 shares during the fourth month from the agreement date. The initial 22,436 shares were valued at $98,718, or $4.40 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $98,718 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 9,616 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On December 6, 2017, pursuant to a two-year consulting agreement effective December 27, 2017 between the Company’s wholly-owned subsidiary, EC Manpower Limited and a consultant for space rental or leasing business development services to be rendered, the Company agreed to pay this consultant $120,000 annually to be paid by the issuance of an aggregate of 45,628 shares as follows: 11,407 shares were issued in February 2018. 11,407 shares during the sixth month from the agreement date, 11,407 shares during the twelfth month from the agreement date, and 11,407 shares during the eighteenth month from the agreement date. The initial 11,407 shares were valued at $60,571, or $5.31 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $60,571 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 34,221 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $2,150 related to these issuable shares and share-based reserve of $2,150 as of December 31, 2017. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall annually by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the first and second anniversary date of the date of this agreement, provided that the maximum number of shares issued for the Shortfall shall not exceed 4,563 Shares per year of services.

On December 15, 2017, pursuant to a two-year consulting agreement effective November 21, 2017 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for information technology services rendered and to be rendered, the Company agreed to pay this consultant $153,846 per year to be paid by the issuance of an aggregate of 71,560 shares as follows: 17,890 shares were issued in January 2018, 17,890 shares during the sixth month from the agreement date, 17,890 shares during the twelfth month from the agreement date, and 17,890 shares during the eighteenth month from the agreement date. The initial 17,890 shares were valued at $107,698, or $6.02 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $107,698 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue the remaining 53,670 shares of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $28,584 related to these issuable shares and share-based reserve of $28,584 as of December 31, 2017. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall annually by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the first and second anniversary date of the date of this agreement, provided that the maximum number of shares issued for the Shortfall shall not exceed 7,156 Shares per year of services.

On December 15, 2017, pursuant to a one-year consulting agreement effective May 16, 2018 between the Company and a consultant for business development services to be rendered, the Company agreed to pay this consultant $400,000 to be paid by the issuance of an aggregate of 100,000 shares as follows: 50,000 shares were issued in January 2018, 50,000 shares during the sixth month from the agreement date. The initial 50,000 shares were valued at $301,000, or $6.02 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $301,000 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 50,000 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall by causing the Company to issue shares at the average closing price of the 5 trading days immediately before shares are issued, provided that the maximum number of shares issued for the Shortfall of two lots shall not exceed 20,000 shares.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On December 18, 2017, pursuant to a one-year consulting agreement between the Company’s wholly-owned subsidiary, EC Manpower Limited and a consultant for user experience and user interface design and information technology development services to be rendered, the Company agreed to pay this consultant $157,692 to be paid by the issuance of 28,672 shares. The shares were issued in January 2018 and were valued at $173,466, or $6.05 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $173,466 over the service period. For fiscal 2017, the Company recorded stock-based professional fees of $6,528 related to these issuable shares and share-based reserve of $6,528 as of December 31, 2017.

On December 22, 2017, pursuant to a one-year consulting agreement effective December 21, 2017 between the Company’s wholly-owned subsidiary, EC Manpower Limited and a consultant for business development services to be rendered, the Company agreed to pay this consultant $961,538 to be paid by the issuance of an aggregate of 160,256 shares as follows: 80,128 shares were issued in January 2018, 80,128 shares during the sixth month from the agreement date. The initial 80,128 shares were valued at $521,633, or $6.51 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $521,633 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 80,128 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. For fiscal 2017, the Company recorded stock-based professional fees of $32,426 related to these issuable shares and share-based reserve of $32,426 as of December 31, 2017.

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

Common stock issued in connection with acquisition

On December 8, 2017 (the “Closing Date”), the Company completed the acquisition of 51% of the issued and outstanding capital stock of Inspirit. In connection with the acquisition, the Company issued 85,473 unregistered shares of its common stock valued at $507,710, based on the acquisition-date fair value of our common stock of $5.94 per share based on the quoted market price of the Company’s common stock on the Closing date (See Note 2).

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

2016 long-term incentive plan

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director.  In the absence of a committee, the plan is administered by the board of directors.   Members of the committee are not eligible for stock options or stock grants pursuant to the plan unless such stock options or stock grant are granted by a majority of the Company’s independent directors other than the proposed grantee.  As of December 31, 2017, the Company had issued a total of 125,000 shares of common stock under the plan.

NOTE 16 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2017 and 2016, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the year ended December 31, 2017. Green Power had loss since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

NOTE 17 – SEGMENT INFORMATION

During the year ended December 31, 2016, the Company operated in three reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, (2) the manufacture of forged rolled rings and related components segment, and (3) the manufacture of petroleum and chemical equipment segment. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations. During 2016 and part of 2017, all of the Company’s operations were conducted in the PRC. Because of significant declines in revenues from the forged rolled rings and related components segment and petroleum and chemical equipment segment, the Company discontinued these segments and sold the forged rolled rings and related components segment in the fourth quarter of 2016. Pursuant to ASC Topic 205-20, Presentation of Financial Statements-Discontinued Operations, the business of forged rolled rings and related components segment, and petroleum and chemical equipment segment are considered as discontinued operations because: (a) the operations and cash flows of these segments were eliminated from the Company’s operations; and (b) the Company would not have ability to influence the operation or financial policies of the forged rolled rings and related components segment subsequent to the sale. The results of operation of the forged rolled rings and related components and the petroleum and chemical equipment segments have been presented as discontinued operations for the years ended December 31, 2017 and 2016. In 2017, the Company entered to new lines of business focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. This reporting segment is referred to as the Sharing Economy Segment and is managed separately based on its fundamental differences in its operations and is based in Hong Kong.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Information with respect to these reportable business segments for the years ended December 31, 2017 and 2016 was as follows:

	For the Years Ended December 31,
	2017	2016
Revenues:
Dyeing and finishing equipment	$13,463,557	$17,364,332
Sharing economy	58,499	-
	13,522,056	17,364,332
Depreciation:
Dyeing and finishing equipment	3,943,694	3,829,345
Sharing economy	7,238	-
	3,950,932	3,829,345
Interest expense
Dyeing and finishing equipment	134,459	124,937
Sharing economy	3,364	-
	137,823	124,937
Net loss
Dyeing and finishing equipment	(9,914,743)	(286,106)
Sharing economy	(1,211,499)	-
Discontinued segments	(97,957)	(10,285,932)
Other (a)	(1,702,151)	(1,107,116)
	$(12,926,350)	$(11,679,154)

	December 31, 2017	December 31, 2016
Identifiable long-lived tangible assets at December 31, 2017 and 2016 by segment
Dyeing and finishing equipment	$27,805,180	$29,878,675
Sharing economy	65,144	-
Other (b)	5,310,795	-
	$33,181,119	$29,878,675

	December 31, 2017	December 31, 2016
Identifiable long-lived tangible assets at December 31, 2017 and 2016 by geographical location
China	$33,115,975	$29,878,675
Hong Kong	65,144	-
United States	-	-
	$33,181,119	$29,878,675

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.
(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 18 – CONCENTRATIONS

Customers

One customer accounted for 14% of the Company’s revenues for the years ended December 31, 2017 and no customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2016.

No customer accounted for 10% of the Company’s total outstanding accounts receivable at December 31, 2017 and one customer accounted for 11% of the Company’s total outstanding accounts receivable at December 31, 2016.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
Supplier	2017	2016
A	17%	17%
B	12%	14%
C	10%	10%
D	10%	*

* Less than 10%.

One supplier accounted for 15% or more of the Company’s total outstanding accounts payable at December 31, 2017. No supplier accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2016.

NOTE 19 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $30.7 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $8,640,000) for a 30% equity interest and had invested RMB 59,800,000 (approximately $9,189,000) as of December 31, 2017. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $21.5 million) for a 70% interest. Mr. Xue contributed RMB 60,000,000 (approximately $9.2 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of the date of this report, the contract had not been amended. As of December 31, 2017, Shengxin had minimal operations. For the years ended December 31, 2017 and 2016, the Company recorded a loss on equity method investment of $130,498 and $0, respectively.

Litigation:

On or about November 14, 2017, a complaint was filed in the United States District Court for the Eastern District of New York, captioned Morris Ackerman v. Cleantech Solutions International, Inc.  The complaint alleged that the Company’s proxy statement, which included a proposal to amend the Company’s long-term incentive plan to provide for the grant of incentive and non-qualified options and stock grants to employees and others, did not comply with the disclosure requirements for proxy statements.  The parties reached a confidential settlement on or about December 20, 2017, and the plaintiff voluntarily dismissed the action with prejudice on or about January 2, 2018. In connection with this settlement, the Company paid $50,000.

On February 2, 2018, the law firm of Ellenoff Grossman & Schole LLP (“EGS”) filed a complaint against the Company along with a number of companies and individuals in an effort to recover their legal fees in connection with services provided to the other defendants. The lawsuit contends that the Company is the alter ego or successor in interest of those other defendants. The Company believe that the lawsuit is without merit and will defend it vigorously.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company. As of the date of this report, EC Power has not taken possession of any redemption codes and as of December 31, 2017, EC Power has not sold any redemption codes.

NOTE 20 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIEs and subsidiary. Heavy Industries and Dyeing had reached the cumulative limit as of December 31, 2017. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIEs and its PRC subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of December 31, 2017 and 2016, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at December 31, 2017 and 2016 were approximately $50,873,000 and $57,324,000, respectively.

NOTE 21– SUBSEQUENT EVENTS

Shares issued or to be issued for services

On January 2, 2018, pursuant to a one-year consulting agreement between the Company and a consultant for business development services to be rendered, the Company agreed to pay this consultant $300,000 to be paid by the issuance of an aggregate of 75,000 shares as follows: 40,000 shares were issued in January 2018, 35,000 shares during the sixth month from the agreement date. The initial 40,000 shares were valued at $303,200, or $7.58 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $303,200 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 35,000 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On January 5, 2018 pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for business development services to be rendered, the Company agreed to pay this consultant $276,000 per year to be paid by the issuance of an aggregate of 80,000 shares as follows: 20,000 shares were issued in February 2018, 20,000 shares during the sixth month from the agreement date, and 40,000 shares during the twelfth month from the agreement date. The initial 20,000 shares were valued at $181,800, or $9.09 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $181,800 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 60,000 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On January 17, 2018, pursuant to a one-year consulting agreement effective January 17, 2018 between the Company’s wholly-owned subsidiary, EC Technology & Innovations Limited and a consultant for blockchain technological development services to be rendered, the Company agreed to pay this consultant $360,000 to be paid by the issuance of 45,000 shares within 30 days from the date of agreement (or such longer period as shall be required to fulfil the relevant laws, regulations and rules in the United States of America for the issue of shares). The shares were valued at $312,750, or $6.95 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $312,750 over the service period.

On January 19, 2018, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Manpower Limited and three consultants for business development services to be rendered, the Company agreed to pay these consultant $384,618 per year to be paid by the issuance of an aggregate of 139,872 shares (46,624 shares each) as follows: 34,968 shares (11,656 shares each) were issued in February 2018. 34,968 shares (11,656 shares each) during the sixth month from the agreement date, 34,968 shares (11,656 shares each) during the 12th month from the agreement date, and 34,968 shares (11,656 shares each) during the 18th month from the agreement date. The initial 34,968 shares were valued at $225,544, or $6.45 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $225,544 over the service period. Additionally, pursuant to these consulting agreements, the Company will issue an additional 104,904 share of common stock to these consultants as outlined above, provided that these Agreement are not terminated prior to date of the issuance of these shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultants. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultants pursuant these agreement are removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultants for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall annually by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the first and second anniversary date of the date of this agreement, provided that the maximum number of shares issued for the Shortfall shall not exceed 13,989 Shares per year of services.

On January 24, 2018, pursuant to a one-year consulting agreement between the Company’s subsidiary, Inspirit Studio Limited and four individuals for business development services to be rendered, the Company agreed to pay these consultants $412,106 to be paid by the issuance of 70,206 shares (27,931 , 15,455 , 14,065 and 12,755 shares, respectively) The shares were issued in February 2018 and were valued at $353,838, or $5.04 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $353,838 over the service period. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant these agreement are removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultants for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall within 30 days after the end of the service period by causing the Company to issue shares at the average closing price of the 5 trading days immediately before that first date, provided that the maximum number of shares issued for the Shortfall shall not exceed 14,041 Shares (5,586, 3,091, 2,813 and 2,551 shares, respectively)

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On January 24, 2018, pursuant to a one-year consulting agreement effective January 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for market education development services rendered and to be rendered, the Company agreed to pay this consultant $1,282 per month payable in arrear; and $128,205 to be paid by the issuance of 18,315 shares. The shares were issued in February 2018 and were valued at $92,308, or $5.04 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $92,308 over the service period.

On January 28, 2018, pursuant to a two-year consulting agreement effective February 1, 2018 between the Company’s wholly-owned subsidiary, EC Rental Limited and an individual for business development services to be rendered, the Company agreed to pay this consultant $230,769 annually to be paid by the issuance of an aggregate of 92,308 shares as follows: 46,154 shares were issued in February 2018, 46,154 shares during the sixth month from the agreement date. The initial 46,154 shares were valued at $238,154, or $5.16 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $238,154 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 46,154 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On January 31, 2018, pursuant to a one-year consulting agreement effective February 1, 2018 between the Company’s wholly-owned subsidiary, EC Advertising Limited and an individual for marketing and advertising services to be rendered, the Company agreed to pay this consultant $192,308 to be paid by the issuance of 38,617. The share were issued in March 2018 and were valued at $184,975, or $4.79 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $184,975 over the service period.

On January 31, 2018, pursuant to a one-year consulting agreement effective February 1, 2018 between the Company’s wholly-owned subsidiary, EC Rental Limited and an individual for business development services to be rendered, the Company agreed to pay this consultant $128,205 to be paid by the issuance of an aggregate of 26,325 shares as follows: 17,550 shares were issued in February 2018, 8,775 shares during the third month from the agreement date. The initial 17,550 shares were valued at $84,065, or $4.79 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $84,065 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 8,775 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On February 5, 2018, pursuant to a two-year consulting agreement effective February 20, 2018 between the Company’s wholly-owned subsidiary, EC Advertising Limited and an individual for advertising services to be rendered, the Company agreed to pay this consultant $192,308 annually to be paid by the issuance of an aggregate of 88,500 shares as follows: 44,250 shares were issued in February 2018, 44,250 shares during the sixth month from the agreement date. The initial 44,250 shares were valued at $192,930, or $4.36 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $192,930 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 44,250 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On February 6, 2018, pursuant to a one-year consulting agreement effective March 1, 2018 between the Company’s wholly-owned subsidiary, Sharing Economy Investment Limited and a consultant for legal support services to be rendered, the Company agreed to pay this consultant $230,769 to be paid by the issuance of an aggregate of 51,800 shares as follows: 35,000 shares were issued in March 2018, 16,800 shares during the third month from the agreement date. The initial 35,000 shares were valued at $153,650, or $4.39 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $153,650 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 16,800 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On February 6, 2018, pursuant to a one-year consulting agreement effective April 16, 2018 between the Company’s subsidiary, Inspirit Studio Limited and an individual for business development services to be rendered, the Company agreed to pay this consultant $107,770 to be paid by the issuance of 24,164 shares. The shares were issued in March 2018 and were valued at $106,080, or $4.39 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $106,080 over the service period. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall within 30 days after the end of the service period by causing the Company to issue shares at the average closing price of the 5 trading days immediately before that first day, provided that the maximum number of shares issued for the Shortfall shall not exceed 4,833 Shares.

On February 9, 2018, pursuant to a one-year consulting agreement effective February 1, 2018 between the Company’s wholly-owned subsidiary, Sharing Economy Investment Limited and an individual for executive program management services rendered and to be rendered, the Company agreed to pay this consultant $192,308 to be paid by the issuance of 45,143 shares. The shares were issued in March 2018 and were valued at $180,572, or $4.00 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $180,572 over the service period. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall within 30 days after the end of the service period by causing the Company to issue shares at the average closing price of the 5 trading days immediately before that first date, provided that the maximum number of shares issued for the Shortfall shall not exceed 9,029 Shares.

On February 14, 2018, pursuant to a one-year consulting agreement effective February 20, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for interior renovation consultancy services to be rendered, the Company agreed to pay this consultant $256,410 to be paid by the issuance of 63,156 shares. The shares were issued in February 2018 and were valued at $256,413, or $4.06 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $256,413 over the service period.

On February 15, 2018, pursuant to a two-year consulting agreement effective February 20, 2018 between the Company’s wholly-owned subsidiary, EC Advertising Limited and an individual for advertising consultancy services to be rendered, the Company agreed to pay this consultant $166,667 annually to be paid by the issuance of an aggregate of 83,334 shares as follows: 41,667 shares were issued in February 2018, 41,667 shares during the sixth month from the agreement date. The initial 41,667 shares were valued at $176,668, or $4.24 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $176,668 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 41,667 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On February 19, 2018, pursuant to a one-year consulting agreement effective March 1, 2018 between the Company’s wholly-owned subsidiary, EC Creative Limited and an individual for consultancy services of HR and Administration to be rendered, the Company agreed to pay this consultant $64,103 to be paid by the issuance of an aggregate of 15,410 shares as follows: 10,787 shares were issued in March 2018, 4,623 shares during the fourth month from the agreement date. The initial 10,787 shares were valued at $45,305, or $4.20 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $45,305 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 4,623 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On February 22, 2018, pursuant to a one-year consulting agreement effective March 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for IT consultancy services to be rendered, the Company agreed to pay this consultant $82,051 to be paid by the issuance of an aggregate of 19,724 shares as follows: 13,807 shares were issued in March 2018, 5,917 shares during the fourth month from the agreement date. The initial 13,807 shares were valued at $57,851, or $4.19 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $57,851 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 5,917 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On February 28, 2018, pursuant to a one-year consulting agreement effective April 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for consultancy services as a member of the Company’s advisory board to be rendered, the Company agreed to pay this consultant $60,000 to be paid by the issuance of 14,635 shares. The shares were issued in March 2018 and were valued at $59,272, or $4.05 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $59,272 over the service period.

On February 28, 2018, pursuant to a one-year consulting agreement effective April 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for consultancy services as a member of the Company’s advisory board to be rendered, the Company agreed to pay this consultant $60,000 to be paid by the issuance of 15,000 shares. The shares were issued in March 2018 and were valued at $60,750, or $4.05 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $60,750 over the service period.

On February 28, 2018, pursuant to a one-year consulting agreement effective March 1, 2018 between the Company’s subsidiary, Inspirit Studio Limited and an individual for marketing and advertising services to be rendered, the Company agreed to pay this consultant $347,436 to be paid by the issuance of 84,741 shares. The shares were issued in March 2018 and valued at $343,201, or $4.05 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $343,201 over the service period.

On February 28, 2018, pursuant to a one-year consulting agreement effective March 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and a consultant for consultancy and advisory services to be rendered, the Company agreed to pay this consultant $242,308 to be paid by the issuance of an aggregate of 59,100 shares as follows: 41,370 shares were issued in March 2018. 17,730 shares during the fourth month from the agreement date. The initial 41,370 shares were valued at $167,549, or $4.05 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $167,549 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 17,730 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

On February 28, 2018, pursuant to a one-year consulting agreement effective March 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and a consultant for computer and cloud infrastructure support advisory services to be rendered, the Company agreed to pay this consultant $138,462 to be paid by the issuance of an aggregate of 33,772 shares. The shares were valued at $136,777, or $4.05 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $136,777 over the service period.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On March 1, 2018, pursuant to a one-year consulting agreement effective July 1, 2018 between the Company’s wholly owned subsidiary, Sharing Film International Limited and an individual for movie and video development and production management services to be rendered, the Company agreed to pay this consultant $55,846 to be paid by the issuance of 13,722 shares. The shares were issued in March 2018 and were valued at $55,711, or $4.06 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $55,711 over the service period.

On March 5, 2018, pursuant to a four-month consulting agreement effective March 1, 2018 between the Company’s subsidiary, Inspirit Studio Limited and an individual for international business development services rendered and to be rendered, the Company agreed to pay this consultant $17,310 to be paid by the issuance of 4,132 shares. The shares were issued in March 2018 and were valued at $18,759, or $4.54 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $18,759 over the service period.

On March 5, 2018, pursuant to a one-year consulting agreement effective April 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for consultancy services as a member of the Company’s advisory board to be rendered, the Company agreed to pay this consultant $60,000 to be paid by the issuance of 14,320 shares. The shares were issued in March 2018 and were valued at $65,013, or $4.54 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $65,013 over the service period. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall within 30 days after the end of the service period by causing the Company to issue shares at the average closing price of the 5 trading days immediately before that first date, provided that the maximum number of shares issued for the Shortfall shall not exceed 2,745 Shares.

On March 6, 2018, pursuant to a one-year consulting agreement effective April 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for consultancy services as a member of the Company’s advisory board to be rendered, the Company agreed to pay this consultant $60,000 to be paid by the issuance of 14,319 shares. The shares were issued in March 2018 and were valued at $68,445, or $4.78 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $68,445 over the service period.

On April 4, 2018, pursuant to a two-year consulting agreement effective April 1, 2018 between the Company’s wholly-owned subsidiary, EC Manpower Limited and an individual for business strategy and management consultancy services to be rendered, the Company agreed to pay an individual $372,000 to be paid in cash of $75,000 for the service rendered in first six months and paid by the issuance of an aggregate of 90,826 shares for the service from the seventh month as follows: 45,413 shares within 30 days from the agreement date, 45,413 shares during the seventh month from the agreement date. The initial 45,413 shares were valued at $146,230, or $3.22 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $146,230 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 45,413 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. If, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultant pursuant this agreement is removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultant for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The Company will pay for the Shortfall annually by causing the Company to issue shares at the average closing price of the 5 trading days immediately before the first or the second anniversary date of the agreement date, provided that the maximum number of shares issued for the Shortfall shall not exceed 18,166 Shares.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

On April 4, 2018, pursuant to a one-year consulting agreement effective April 1, 2018 between the Company’s wholly-owned subsidiary, Sharing Economy Investment Limited and an individual for business development and operation services to be rendered, the Company agreed to pay an individual $128,205 to be paid by the issuance of an aggregate of 37,270 shares as follows: 26,089 shares within 30 days from the agreement date, 11,181 shares during the fourth month from the agreement date. The initial 26,089 shares were valued at $84,007, or $3.22 per share, the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $84,007 over the service period. Additionally, pursuant to this consulting agreement, the Company will issue an additional 11,181 share of common stock to this consultant as outlined above, provided that this Agreement is not terminated prior to date of the issuance of these shares. The initial fair values of these shares were valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

Shares issued for bonus to directors and employees

In January 2018, the Company has issued 249,870 shares as bonus to certain directors and employees for performance targets to be achieved for the year in 2018.

Common stock sold for cash

In January 2018, the Note was converted into 200,100 shares of common stock (see Note 11).

In March 2018, pursuant to a stock purchase agreement, the Company sold 69,676 shares of common stock to an investor at a purchase price of $3.68 per share for net cash proceeds a total of $256,410. The Company did not engage a placement agent with respect to these sales.

Acquisition

On January 19, 2018 (the “Closing Date”), the Company completed the acquisition of 60% of the issued and outstanding capital stock of 3D Discovery Co. Limited (“3D Discovery”), a company incorporation in Hong Kong, from its shareholders pursuant to the terms and conditions of a Sale and Purchase Agreement entered into among the Company and the 3D Discovery Stockholders on the Closing Date (the “Acquisition Agreement”). 3D Discovery is a digital marketing services provider which provides various solution such as 3D scanning and modeling, website and mobile app development, video production, and graphic design to its clients. Apart from its existing business, 3D Discovery plans to develop a mobile app which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera. In connection with the acquisition, the Company issued 68,610 unregistered shares of its common stock valued at $442,535, based on the acquisition-date fair value of our common stock of $6.45 per share based on the quoted market price of the Company’s common stock on the Closing date.

On January 30, 2018 (the “Closing Date”), the Company completed the acquisition of 80% of the issued and outstanding capital stock of AnyWorkspace Limited (“AnyWorkspace”), a company incorporation in Hong Kong, from its shareholders pursuant to the terms and conditions of a Sale and Purchase Agreement entered into among the Company and the AnyWorkspace Stockholders on the Closing Date (the “Acquisition Agreement”). AnyWorkspace develops an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces. In connection with the acquisition, the Company issued 106,464 unregistered shares of its common stock valued at $534,449, based on the acquisition-date fair value of our common stock of $5.02 per share based on the quoted market price of the Company’s common stock on the Closing date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2017.

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during 2018 and have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2017 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART III

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	62	Chief executive officer, chairman and director
Wanfen Xu	37	Chief financial officer
Ping Kee Lau	68	Director
Cho Fu Li [1,2,3]	40	Director
Xue Leng [1,2,3]	38	Director
Ying Ying Wong [1,2,3]	37	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

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

Ping Kee Lau has been our Executive Director since March 2017, has been a director of Golden Creation Enterprise Limited since late 2014 and a director of Y.R.P. Investment Limited since 2013, both of which are investment entities. For more than two years prior thereto, Mr. Lau was a consultant to Y.R.P. Investment Limited. Mr. Lau received a B.A. in history from Chu Hai College in Hong Kong and his M.A. in philosophy for Ecole Pratique des Hautes Edudes in Paris.  Mr. Lau’s experience with investment entities is important to us. We nominated Mr. Lau as a director because we believe that his experience as a director and in investment is important for the Company as we continue to grow and develop our business.

Cho Fu Li has over ten years of experience in auditing, accounting and banking, and is a member of the Hong Kong Institute of Certified Public Accountants and a fellow member of the Association of Chartered Certified Accountants. We nominated Mr. Li as a director because we believe that his accounting and finance experience is important to improve our financial accounting controls.

Xue Leng has years of experience in sales and marketing as well as general management in China. He was a director or a supervisor of various trading companies in China. Previously, he served as general manager of Hebei Tangshan Chengxin Steel Pipe Co., Ltd. and as sales manager of Hebei Global Steel Pipe Co., Ltd. He graduated from Hebei Polytechnic University and also studied futures and securities investment at China Agricultural University. We nominated Mr. Leng as a director because we believe that his sales and management experiences in China is important for the future development of the Company in the market.

Ying Ying Wong is a director of World Sharing Economy Coalition which promotes global sharing economic development. Ms. Wong has over ten years of experience in banking and financial services with China Construction Bank (Asia) Corporation Limited and Standard Chartered Bank in Hong Kong. We nominated Ms. Wong as a director because we believe that her banking and finance experience is important for the future development of the Company.

Our directors are elected for a term of one (1) year and until their successors are elected and qualified.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Mr. Li, Mr. Leng and Ms. Wong, with Mr. Li serving as Chairman. The compensation committee is comprised of Mr. Leng, Mr. Li and Ms. Wong, with Mr. Leng serving as Chairman. The corporate governance/nominating committee is comprised of Ms. Wong, Mr. Leng and Mr. Li, with Ms. Wong serving as Chairman. Our Plan is administered by the compensation committee.

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

The board and its committees held the following number of meetings during 2017:

Board of directors	4
Audit committee	4
Compensation committee	0
Nomination committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2017.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2017 and 2016 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2017 and 2016. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu, chief executive officer (1)	2017 2016	36,999 36,126	0 0	0 132,000	0 0	36,999 168,126

Wanfen Xu, chief financial officer (2)	2017 2016	8,584 7,616	0 0	0 0	0 0	8,584 7,616

Parkson Yip,	2017	87,500	19,250	0	2,606	109,356
chief operating officer (3)

(1)	Mr. Wu’s 2016 compensation consisted of cash salary of $36,126 and 50,000 shares of common stock valued at $132,000.

(2)	Ms. Xu has been our chief financial officer since March 1, 2016.
(3)	Mr. Yip has been our chief operating officer since June 3, 2017 and resigned as chief operating officer on April 1, 2018.

Employment Agreement

On June 19, 2017, the Company entered into an employment agreement with Parkson Yip to serve as our chief operating officer. Pursuant to the employment agreement, Mr. Yip would receive an annual salary of $150,000 and received a signing bonus of $19,250. On April 1, 2018, Mr. Yip resigned as the chief operating officer and redesignated as vice president of strategic business development of the Group under a consultant agreement.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2017. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Chengqing Tang (1)	0	0	0
Xi Liu (5)	0	0	0
Furen Chen (5)	0	0	0
Baowen Wang (2)	0	0	0
Ping Kee Lau (3)	21,663	0	21,663
Cho Fu Li (4)	2,672	0	2,672
Xue Leng (4)	1,097	0	1,097
Ying Ying Wong (4)	1,266	0	1,266

(1)	Mr. Tang was our director from March 22, 2016 to December 14, 2017.

(2)	Mr. Baowen Wang resigned as a director on March 20, 2017.
(3)	Been a director since March 20, 2017
(4)	Been a director since December 14, 2017.
(5)	Resigned as director on December 14, 2017.

Long-Term Incentive Plans

In September 2016, the board of directors adopted, and in November 2016, the stockholders approved the 2016 long-term incentive plan, covering 125,000 shares of common stock. The 2016 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2016 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The board has granted the compensation committee the authority to administer the 2016 plan. Members of the committee are not eligible for stock options or stock grants pursuant to the 2016 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2017, we had issued a total of 125,000 shares of common stock pursuant to this plan.

The following table sets forth information as options outstanding on December 31, 2017.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu (3)	50,000	1.1%
Parkson Yip	81,000	1.98%
Wanfen Xu (3)	0	0.0%
Lihua Tang (3)	0	0.0%
Ping Kee Lau	0	0.0%
Cho Fu Li	6,500	0.21%
Xue Leng	0	0.0%
Ying Ying Wong	33,000	0.7%
All current officers and directors as a group	170,500	3.8%
YSK 1860 Co., Limited (1)(2)	416,249	9.4%
Total	586,749	13.2%

*	less than 1%.

(1) Ms. Deborah Wai Ming Yuen owns 100% of the issued and outstanding ordinary shares of YSK 1860 Co., Limited.

(2) Address is Villa Cornwall, 85 Castle Peak Road, Tuen Mun, N.T. Hong Kong.

(3) Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, P.R.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

We believe that three (3) of our directors, Mr. Li, Mr. Leng and Ms. Wong, are independent directors, pursuant to the Nasdaq definition of independence.  Our Board has determined that Mr. Li is an audit committee financial expert. Mr. Wu and Mr. Lau are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2017	2016
Audit Fees	$210,760	$118,500
Audit Related Fees	$0	$5,000
Tax Fees	$23,500	$6,500
All Other Fees	$0	$0

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All services have been pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of change to articles of incorporation (7)
3.4	Certificate of Amendment to Articles of Incorporation of Cleantech Solutions International, Inc. dated January 8, 2018 (incorporated by reference to the Form 8-K filed by the Company on January 8, 2018).
10.1 +	2010 Long-Term Incentive Plan (3)
10.2 +	2016 Long-Term Incentive Plan (6)
10.3	English translation of agreement dated December 30, 2016 between the Company and Wang Jiahong for sale of Subsidiary. (9)
10.4	English translation of lease dated December 30, 2016 between Wuxi Huayang Heavy Industry Co., Ltd. and Wang Jiahong (9)
10.5	English translation of cooperative development agreement for solar PV farms December 23, 2016 between Wuxi Huayang Dyeing & Finishing Machinery Co., Ltd. and Xue Miao.(8)
10.6	Form of Stock Purchase Agreement dated June 14, 2017 (incorporated by reference to the Form 8-K filed by the Company on June 20, 2017).
10.7 +	Employment Agreement, dated as of June 19, 2017, by and between the Company and Parkson Yip (incorporated by reference to the Form 8-K filed by the Company on June 20, 2017).
10.8	Transfer Agreement between EC Power (Global) Technology Limited and ECoin Global Limited, dated August 4, 2017 (incorporated by reference to the Form 8-K filed by the Company on August 7, 2017).
10.9	Note Purchase Agreement, dated October 9, 2017 (incorporated by reference to the Form 8-K filed by the Company on October 11, 2017).
10.10	Sales and Purchase Agreement between EC Technology & Innovations Limited and Inspirit Studio, dated October 27, 2017 (incorporated by reference to the Form 8-K filed by the Company on October 27, 2017).
10.11	Sales and Purchase Agreement between EC Technology & Innovations Limited and the major shareholders of 3D Discovery Co. Limited, dated December 11, 2017 (incorporated by reference to the Form 8-K filed by the Company on December 11, 2017).
10.12	Sales and Purchase Agreement between Sharing Economy Investment Limited and the shareholders of AnyWorkspace Limited, dated December 19, 2017 (incorporated by reference to the Form 8-K filed by the Company on December 19, 2017).
10.13	Stock Purchase Agreement dated February 26, 2018 (incorporated by reference to the Form 8-K filed by the Company on February 27, 2018).
14.1	Code of ethics and business conduct for officers, directors and employees (4)
14.2	Sharing Economy International Inc. ethics hotline/whistleblower program (4)
21.0	List of subsidiaries *
23.1	Consent of RBSM LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 10-K filed by the Company on April 11, 2013.
(2)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(3)	Incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which was filed by the Company on October 30, 2013.
(4)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(6)	Incorporated by reference to the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, which was filed by the Company on November 16, 2016.
(7)	Incorporated by reference to the Form 8-K filed by the Company on March 1, 2017.
(8)	Incorporated by reference to the Form 8-K filed by the Company on April 6, 2017.
(9)	Incorporated by reference to the Form 8-K filed by the Company on January 6, 2017.
*	filed herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 11, 2018	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	April 11, 2018
Jianhua Wu	(Principal Executive Officer)

/s/ Wanfen Xu	Chief Financial Officer	April 11, 2018
Wanfen Xu	(Principal Financial and Accounting Officer)

/s/ Ping Kee Lau	Director	April 11, 2018
Ping Kee Lau

/s/ Cho Fu Li	Director	April 11, 2018
Cho Fu Li

/s/ Xue Leng	Director	April 11, 2018
Xue Leng

/s/ Ying Ying Wong	Director	April 11, 2018
Ying Ying Wong