Form 10-Q
period 2018-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2018-05-14
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,884,325 shares of common stock are issued and outstanding as of May 11, 2018.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

 FORM 10-Q

March 31, 2018

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE. Our SEC filings are available through our website at http://www.seii.com/investor-relations/sec-filings.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,982,661	$1,019,437
Restricted cash	123,466	272,991
Notes receivable	749,976	461,292
Accounts receivable, net of allowance for doubtful accounts	6,407,157	9,092,709
Inventories, net of reserve for obsolete inventories	5,204,268	4,553,559
Advances to suppliers	1,910,808	2,023,779
Receivable from sale of subsidiary	3,053,727	2,950,442
Prepaid expenses and other	7,529,365	2,144,624
Assets of discontinued operations	298,027	407,510

Total current assets	27,259,455	22,926,343

OTHER ASSETS:
Equity method investment	9,297,562	9,053,859
Property and equipment, net	33,341,343	33,181,119
Intangible assets, net	6,833,455	5,394,296

Total other assets	49,472,360	47,629,274

Total assets	$76,731,815	$70,555,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,147,151	$2,074,529
Bank acceptance notes payable	119,286	422,589
Convertible note payable	-	670,000
Accounts payable	2,251,582	2,798,590
Accrued expenses	168,766	165,749
Advances from customers	3,321,444	2,454,375
Due to related party	715,367	347,589
Income taxes payable	65,705	63,483
Liabilities of discontinued operations	265,333	389,633

Total current liabilities	9,054,634	9,386,537

Total liabilities	9,054,634	9,386,537

Commitments and contingencies (see Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No shares issued and outstanding at March 31, 2018 and December 31, 2017)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 4,445,709 and 2,527,720 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	4,446	2,528
Additional paid-in capital	49,160,622	40,241,172
Retained earnings	8,844,315	13,624,729
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	6,973,464	4,923,829
Total Sharing Economy International Inc. stockholder's equity	67,335,439	61,144,850

Non-controlling interest	341,742	24,230

Total stockholders' equity	67,677,181	61,169,080

Total liabilities and stockholders' equity	$76,731,815	$70,555,617

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES	$2,568,527	$4,657,454

COST OF REVENUES	2,927,892	4,071,600

GROSS (LOSS) PROFIT	(359,365)	585,854

OPERATING EXPENSES:
Depreciation	243,003	268,365
Selling, general and administrative	2,746,984	307,659
Research and development	113,447	106,077
Bad debt expense	1,318,204	-

Total operating expenses	4,421,638	682,101

LOSS FROM OPERATIONS	(4,781,003)	(96,247)

OTHER INCOME (EXPENSE):
Interest income	1,461	1,878
Interest expense	(30,452)	(39,690)
Loss on equity method investment	(72,412)	(18,355)
Foreign currency transaction gain (loss)	(1,155)	-
Other income	-	16,992

Total other expense, net	(102,558)	(39,175)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,883,561)	(135,422)

PROVISIONS FOR INCOME TAXES:
Current	-	(11,062)
Deferred	-	-

Total Income taxes provision	-	(11,062)

LOSS FROM CONTINUING OPERATIONS	(4,883,561)	(146,484)

DISCONTINUTED OPERATIONS:
Gain from discontinued operations, net of income taxes	16,899	-

GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	16,899	-

NET LOSS	(4,866,662)	(146,484)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(86,248)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,780,414)	$(146,484)

COMPREHENSIVE (LOSS) GAIN:
Net loss	$(4,866,662)	$(146,484)
Unrealized foreign currency translation gain	2,049,635	496,124

Comprehensive (loss) gain	$(2,817,027)	$349,640

Net loss attributable to non-controlling interest	$(86,248)	$-
Unrealized foreign currency translation gain (loss) from non-controlling interest	-	-

Comprehensive (loss) gain attributable to common stockholders	$(2,730,779)	$349,640

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(1.60)	$(0.10)
Discontinued operations - basic and diluted	0.00	-

Net loss per common share - basic and diluted	$(1.60)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	2,992,879	1,415,441

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,866,662)	$(146,484)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation	1,051,740	968,190
Amortization of intangible assets	98,482	79,531
Bad debt allowance	1,318,204	-
Bad debt recovery - discontinued operations	(16,899)	-
Loss on equity method investment	72,412	18,355
Stock-based professional fees	1,643,047	9,074
Changes in operating assets and liabilities:
Notes receivable	(269,450)	52,267
Accounts receivable	1,671,900	(1,370,349)
Inventories	(485,743)	(382,965)
Prepaid and other current assets	(130)	(7,374)
Advances to suppliers	181,736	(378,300)
Assets of discontinued operations	139,247	(31,792)
Accounts payable	(634,599)	1,583,204
Accrued expenses	(3,047)	(95,971)
VAT and service taxes payable	-	(20,865)
Income taxes payable	-	(1,746)
Advances from customers	772,306	1,076,712
Liabilities of discontinued operations	(136,379)	(13,106)

Net cash provided by operating activities	536,165	1,338,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed received from acquisition	2,341	-
Purchase of property and equipment	(54,835)	(1,444)

Net cash used in investing activities	(52,494)	(1,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	707,614	-
Repayments of bank loans	(707,614)	-
(Increase) decrease in restricted cash	157,248	(87,112)
Increase (decrease) in bank acceptance notes payable	(314,495)	87,112
Advance from related party	367,778	-
Proceeds from sale of common stock, net	256,410	-

Net cash provided by financing activities	466,941	-

Effect of exchange rate changes on cash and cash equivalents	12,612	10,257

Net increase in cash and cash equivalents	963,224	1,347,194

Cash and cash equivalents - beginning of period	1,019,437	1,481,498

Cash and cash equivalents - end of period	$1,982,661	$2,828,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$30,452	$39,690
Income taxes	$-	$12,808

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants	$6,228,976	$-
Stock issued for future services to employees and directors	$819,212
Stock issued for repayment of convertible note	$670,335	$-
Stock issued for acquisition of subsidiaries	$976,984	-
Increase in prepaid expenses and other from sale of equipment	$-	$1,306,677

See notes to unaudited condensed consolidated financial statements.

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

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as discontinued operations for all periods presented (See Note 3). As a result of the discontinuation of the forged rolled rings and the petroleum and chemical equipment business, the Company’s business primarily consists of the dyeing and finishing equipment business as its primary continuing operations since December 31, 2016.

The Company's latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, recently, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.
●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.

●	EC Advertising Limited (“EC Advertising”), a company incorporated under the laws of Hong Kong on March 17, 2017 and is a wholly-owned by Sharing Economy.
●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.
●	EC Assets Management Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.
●	EC (Fly Car) Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.
●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.
●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.
●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.
●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.
●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.
●	Inspirit Studio Limited, a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.
●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.
●	3D Discovery Co. Limited (“3D Discovery”), a company incorporated under the laws of Hong Kong on February 24, 2015, and 60% of its shareholdings was acquired by EC Technology on January 19, 2018.
●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is a wholly-owned by EC Creative.
●	AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a loss from continuing operations of approximately $4,884,000 for the three months ended March 31, 2018. The net cash provided by operations were approximately $536,000 for the three months ended March 31, 2018. Additionally, during the three months ended March 31, 2018, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 44.9% as compared to the three months ended March 31, 2017. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report.

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

Basis of presentation

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2018. The consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited consolidated financial statements as of December 31, 2017, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries, as well as the financial statements of the Huayang Companies, including Dyeing, which conducts the Company’s continuing operations, and Heavy Industries, which operated discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of March 31, 2018 and December 31, 2017. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

The carrying amount of the VIE’s assets and liabilities are included in the accompanying consolidated financial statements of the Company and are summarized as follows:

	March 31, 2018	December 31, 2017
Current assets
Cash	$1,741,148	$806,672
Accounts receivable, net	6,352,229	9,059,015
Inventory, net	5,204,268	4,553,559
Other current assets	5,916,719	5,901,119
Total current assets	19,214,364	20,320,365

Equity method investment	9,297,562	9,053,859
Property and equipment, net	33,271,304	33,115,975
Intangible assets, net	5,400,529	5,302,047

Total assets	67,183,759	67,792,246

Liabilities
Current liabilities	7,498,505	7,629,783
Intercompany payables *	14,340,810	13,855,768

Total liabilities	21,839,315	21,485,551

Net assets	$45,344,444	$46,306,695

* Intercompany payables are eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2018 and 2017 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At March 31, 2018 and December 31, 2017, cash balances held in PRC and Hong Kong banks of $1,981,682 and $952,663, respectively, are uninsured.

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

The Company did not measure these assets at fair value at March 31, 2018 and December 31, 2017.

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

At March 31, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2018		December 31, 2017
United States	$979	0.05%	$66,774	6.55%
Hong Kong	237,381	11.97%	142,944	14.02%
China	1,744,301	87.98%	809,719	79.43%
Total cash and cash equivalents	$1,982,661	100.00%	$1,019,437	100.00%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $123,466 and $272,991 at March 31, 2018 and December 31, 2017, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $749,976 and $461,292 at March 31, 2018 and December 31, 2017, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $9,733,284 and $8,115,876, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $319,995 and $313,930 at March 31, 2018 and December 31, 2017, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,910,808 and $2,023,779 at March 31, 2018 and December 31, 2017, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended March 31, 2018 and 2017, the Company did not record any impairment charges.

Advances from customers

Advances from customers at March 31, 2018 and December 31, 2017 amounted to $3,321,444 and $2,454,375, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

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

On December 22, 2017, The United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate in the United States to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

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

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $16,864 and $28,579 for the three months ended March 31, 2018 and 2017, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $71,503 and $34,917 for the three months ended March 31, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s dyeing and finishing machine product line. Research and development costs totaled $113,447 and $106,077 for the three months ended March 31, 2018 and 2017, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (HKD). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2018 and 2017 was $12,612 and $10,257, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts at March 31, 2018 and December 31, 2017 were translated at 6.2874 RMB to $1.00 and at 6.5075 to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts at March 31, 2018 and December 31, 2017 were translated at 7.8484 and 7.8128 HKD to $1.00, respectively, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the three months ended March 31, 2018 and 2017 were 6.3594 RMB and 6.8877 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the three months ended March 31, 2018 was 7.8 HKD to $1.00. The Company did not have operations in Hong Kong during the 2017 periods. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2018 and 2017. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended March 31,
	2018	2017
Net Loss for basic and diluted attributable to common shareholders	$(4,780,414)	$(146,484)
From continuing operations	(4,797,313)	(146,484)
From discontinued operations	$16,899	$-

Weighted average common stock outstanding – basic and diluted	2,992,879	1,415,441

Net loss per share of common stock
From continuing operations – basic and diluted	$(1.60)	$(0.10)
From discontinued operations – basic and diluted	0.00	-
Net loss per common share – basic and diluted	$(1.60)	$(0.10)

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

Comprehensive (loss) income

Comprehensive loss (income) is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three months ended March 31, 2018 and 2017 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

Recent accounting pronouncements

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have any impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, or ASU 2017-11, which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-11 will have on our consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

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

The fair value of the assets acquired and liabilities assumed were based on management estimates of the fair values on closing date of each respective acquisition. Based upon the purchase price allocations, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of each acquisition:

Cash	$2,374
Account receivable and prepayment	21,663
Property and equipment	9,222
Goodwill	53,201
Other intangible assets	1,300,805
Total assets acquired at fair value	1,387,265

Accounts payable and accrued expenses	(6,294)
Non-controlling interest assumed	(403,987)
Total liabilities and non-controlling interest assumed	(410,281)

Total purchase consideration	$976,984

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

The purchase price exceeded the fair value of the net assets acquired by approximately $53,201, which was initially recorded as goodwill. Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed. ASC 350-30-35-4 requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions.

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

The results of operations from Fulland Wind and petroleum and chemical equipment segment for the three months ended March 31, 2018 and 2017 have been classified to the loss from discontinued operations line on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss presented herein.

Contemporaneously with the sale of the Fulland Wind stock, pursuant to an agreement dated December 23, 2016, Heavy Industry entered into a lease with Wang Jiahong for a factory building owned by Heavy Industry at an annual rental of RMB680,566 (approximately $98,000). The lease had a ten-year term, commencing January 1, 2017. During 2017, the Company received RMB324,078 (approximately $49,800) in lease payments from the tenant. During the fourth quarter of 2017, Wang Jiahong orally terminated the above lease agreement and the Company is no longer received rental income.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017 is set forth below.

	March 31, 2018	December 31, 2017
Assets:
Current assets:
Accounts receivable, net	$12,084	$33,646
Advances to suppliers	70,120	144,583
Prepaid expenses and other	215,822	229,281
Total current assets	298,027	407,510
Total assets	$298,027	$407,510
Liabilities:
Current liabilities:
Accounts payable	$265,333	$387,887
Accrued expenses and other liabilities	-	1,746
Total current liabilities	265,333	389,633
Total liabilities	$265,333	$389,633

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three months ended March 31,
	2018	2017
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating income:
Other operating income – bad debt recovery	16,899	-
Total operating income	16,899	-
Gain from operations	16,899	-
Other income, net	-	-
Gain from discontinued operations, net of income taxes	$16,899	$-

NOTE 4 – ACCOUNTS RECEIVABLE

At March 31, 2018 and December 31, 2017, accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$16,140,441	$17,208,585
Less: allowance for doubtful accounts	(9,733,284)	(8,115,876)
	$6,407,157	$9,092,709

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 5 – INVENTORIES

At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$1,188,467	$998,751
Work-in-process	2,790,423	2,629,570
Finished goods	1,545,373	1,239,168
	5,524,263	4,867,489
Less: reserve for obsolete inventories	(319,995)	(313,930)
	$5,204,268	$4,553,559

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the three months ended March 31, 2018 and 2017, the Company did not increase its reserve for obsolete inventory.

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016.  The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) and had invested RMB 59.8 million (approximately $9,511,000 at March 31, 2018), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $22.3 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.5 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $31.8 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 80,000,000 (approximately $12.7 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested. As of March 31, 2018, no changes have been made to such contract.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of March 31, 2018, Shengxin had not yet commenced any material operations.

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

For the three months ended March 31, 2018 and 2017, the Company’s share of Shengxin’s net loss were $72,412 and $18,355, respectively. At March 31, 2018, Shengxin’s assets consisted of cash and advances to supplier of approximately $16.1 million and $2.2 million, respectively, and had no liabilities. At December 31, 2017, Shengxin’s assets consisted of cash and advances to supplier of approximately $17.3 million and $614,675, respectively, and had no liabilities.

NOTE 7 – PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful life	March 31, 2018	December 31, 2017
Office equipment and furniture	5 years	$90,272	$71,120
Manufacturing equipment	5 -10 years	35,680,028	34,419,653
Vehicles	5 years	259,906	253,564
Building and building improvements	5 - 20 years	23,345,633	22,556,026
Manufacturing equipment in progress	-	3,785,348	3,657,936
Construction in progress	-	1,711,359	1,652,859
		64,872,546	62,611,158
Less: accumulated depreciation		(31,531,203)	(29,430,039)
		$33,341,343	$33,181,119

For the three months ended March 31, 2018 and 2017, depreciation expense amounted to $1,051,740 and $968,190, respectively, of which $808,654 and $699,825, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At March 31, 2018 and December 31, 2017, intangible assets consisted of the following:

	Useful life	March 31, 2018	December 31, 2017
Land use rights	45 - 50 years	$4,294,429	$4,149,181
Patent use rights	10 years	2,544,772	2,458,701
Other intangible assets	3 – 5 years	1,441,319	92,249
Goodwill	-	52,990	-
		8,333,510	6,700,131
Less: accumulated amortization		(1,500,055)	(1,305,835)
		$6,833,455	$5,394,296

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2019	$641,242
2020	641,242
2021	641,242
2022	641,242
2023	641,242
Thereafter	3,574,255
$6,780,465

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right.

In August 2016, the Company purchased a patent technology use right, value at RMB16,000,000, for a ten-year term from a third party. This patent covers ozone-ultrasonic textile dyeing equipment. The Company amortizes the exclusive patent use right over a term of ten years.

In January 2018, in connection the acquisition of 3D Discovery and AnyWorkspace, the Company acquired their technologies valued at $665,166 and $635,639 respectively. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. The technology of AnyWorkspace covers management software for an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces. The Company amortizes these technologies over a term of five years.

For the three months ended March 31, 2018 and 2017, amortization of intangible assets amounted to $98,482 and $79,531, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At March 31, 2018 and December 31, 2017, short-term bank loans consisted of the following:

	March 31, 2018	December 31, 2017
Loan from Bank of China, due on December 4, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	$397,621	$384,172
Loan from Bank of China, due on December 6, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	397,621	384,172
Loan from Bank of Wuxi Nongshuang, due on April 25, 2018 with annual interest rate of 5.87%, secured by certain assets of the Company	-	691,510
Loan from Bank of Wuxi Nongshuang, due on February 22, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	715,716	-
Loan from Bank of Communication, due on September 25, 2018 with annual interest rate of 5.85%, secured by certain assets of the Company	636,193	614,675
Total short-term bank loans	$2,147,151	$2,074,529

Interest related to the short-term bank loans, which was $30,452 and $39,690 for the three months ended March 31, 2018 and 2017, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At March 31, 2018 and December 31, 2017, the Company’s bank acceptance notes payables consisted of the following:

	March 31, 2018	December 31, 2017
Bank of China, non-interest bearing, due on June 25, 2018, collateralized by 100% of restricted cash deposited	$119,286	$115,252
Bank of Communication, non-interest bearing, due on March 24, 2018, collateralized by 100% of restricted cash deposited	-	307,337
Total	$119,286	$422,589

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to related party

From time to time, during 2017 and 2018, the Company receive advances from YSK 1860 Co., Limited, who is the principal shareholder of the Company for working capital purposes. These advanced and non-interest bearing and are payable on demand. At March 31, 2018 and December 31, 2017, amounts due to YSK 1860 Co., Limited amounted to $715,367 and $347,589, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock issued for services

In January 2018, the Company has issued 249,870 shares as bonus to certain directors and employees for performance targets to be achieved for the year in 2018. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of these shares, during the three months ended March 31, 2018, the Company recorded stock-based compensation expense of $0 and prepaid expenses of $819,212 which will be amortized over the remaining service period.

From January 1, 2018 to March 31, 2018, pursuant to consulting agreements, the Company issued an aggregate of 1,223,269 shares of common stock to 54 consultants for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. During the three months ended March 31, 2018, in connection with the issuance of these shares, the Company recorded prepaid expense expenses of $6,228,976 which is being amortized over the respective service period.

Additionally, pursuant to these consulting agreements, the Company issued/will issue an additional 747,563 share of common stock to these consultants as follows: 574,658 shares between April 2018 and December 2018; 172,905 shares during year 2019, provided that these agreements are not terminated prior to the issuance of such shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. As of March 31, 2018, there was $411,685 of unvested stock-based consulting fees to be recognized over the remaining service periods.

For the three months ended March 31, 2018, in connection with the above share issuances and the amortization of prepaid stock-based consulting fees from shares issued in 2017, the Company recorded stock-based consulting fees of $1,643,047.

For part of the consultancy agreements, if, on the first date when the restrictive legend on the certificate of each lot of the shares issued to the Consultant pursuant these agreements are removed and such lot of shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultants for the drop in value of such lot of shares, which will be calculated by multiplying the number of Shares by the difference between the closing price and the issue price ("Shortfall"). The total maximum number of shares issued for the Shortfall of these consultancy agreements shall not exceed 173,770 Shares.

Additionally, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Advertising and an individual, the Company shall, within one month from the date of this Agreement (October 9, 2017), issue such number of ordinary shares of EC Advertising to the Consultant (or his nominee) so that he (or his nominee) will hold 15% of EC Advertising issued share capital as enlarged by the share issue pursuant to this agreement. Additionally, within one month after the Consultant achieves all the performance targets as outlined in the agreement, EC Advertising shall issue, or shall cause its major shareholder to transfer, such number of EC Advertising's ordinary shares to the Consultant (or its nominee) so that he (and his nominee) will, together with the 15% issued share capital discussed above, hold a total of 49% of EC Advertising’s issued share capital as enlarged by the share issue or after the transfer (as the case may be). Performance targets include the achievement by the Company of total revenue of $10,000,000 and profit after tax of $4,000,000 during the term of the agreement.

Common stock sold for cash

In March 2018, pursuant to a stock purchase agreement, the Company sold 69,676 shares of common stock to an investor at a purchase price of $3.68 per share for net cash proceeds a total of $256,410. The Company did not engage a placement agent with respect to these sales.

Common stock issued debt conversion

In January 2018, the Company issued 200,100 shares of its common stock upon conversion of debt (see Note 11).

Common stock issued in connection with acquisitions

On January 19, 2018 (the “Closing Date”), the Company completed the acquisition of 60% of the issued and outstanding capital stock of 3D Discovery from its shareholders pursuant to the terms and conditions of a Sale and Purchase Agreement entered into among the Company and the 3D Discovery Stockholders on the Closing Date. In connection with the acquisition, the Company issued 68,610 unregistered shares of its common stock valued at $442,535, based on the acquisition-date fair value of our common stock of $6.45 per share based on the quoted market price of the Company’s common stock on the Closing date (See Note 2).

On January 30, 2018 (the “Closing Date”), the Company completed the acquisition of 80% of the issued and outstanding capital stock of AnyWorkspace from its shareholders pursuant to the terms and conditions of a Sale and Purchase Agreement entered into among the Company and the AnyWorkspace Stockholders on the Closing Date. In connection with the acquisition, the Company issued 106,464 unregistered shares of its common stock valued at $534,449, based on the acquisition-date fair value of our common stock of $5.02 per share based on the quoted market price of the Company’s common stock on the Closing date (See Note 2).

NOTE 14 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of March 31, 2018 and December 31, 2017, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the period ended March 31, 2018. Green Power had loss since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

NOTE 15 – SEGMENT INFORMATION

During the three months ended March 31, 2017, the Company operated in one reportable business segments, the manufacture of textile dyeing and finishing equipment segment. During the three months ended March 31, 2018, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the 2017 period, all of the Company’s operations were conducted in the PRC. The Sharing Economy Segment is based in Hong Kong.

Information with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 was as follows:

	For the Three Months ended March 31,
	2018	2017
Revenues:
Dyeing and finishing equipment	$2,537,506	$4,657,454
Sharing economy	31,021	-
	2,568,527	4,657,454
Depreciation:
Dyeing and finishing equipment	1,047,413	968,190
Sharing economy	4,327	-
	1,051,740	968,190
Interest expense
Dyeing and finishing equipment	30,452	39,690
Sharing economy	-	-
	30,452	39,690
Net loss
Dyeing and finishing equipment	(2,570,941)	(146,484)
Sharing economy	(1,119,403)	-
Discontinued segments	16,899	-
Other (a)	(1,193,217)	-
	$(4,866,662)	$(146,484)

	March 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at March 31, 2018 and December 31, 2017 by segment
Dyeing and finishing equipment	$27,774,597	$27,805,180
Sharing economy	70,039	65,144
Other (b)	5,496,707	5,310,795
	$33,341,343	$33,181,119

	March 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at March 31, 2018 and December 31, 2017 by geographical location
China	$33,271,304	$33,115,975
Hong Kong	70,039	65,144
United States	-	-
	$33,341,343	$33,181,119

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

NOTE 16 – CONCENTRATIONS

Customers

Two customers accounted for approximately 65% (55% and 10%) of the Company’s revenues for the three months ended March 31, 2018 and two customers accounted for approximately 29% (18% and 11%) of the Company’s revenues for the three months ended March 31, 2017.

One customer accounted for 10% of the Company’s total outstanding accounts receivable at March 31, 2018 and no customer accounted for 10% of the Company’s total outstanding accounts receivable at December 31, 2017.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Supplier	2018	2017
A	-	18%
B	*	11%
C	22%	-
D	22%	-
E	18%	*
F	12%	*

* Less than 10%.

Two suppliers accounted for approximately 27% (13% and 14%) of the Company’s total outstanding accounts payable at March 31, 2018. One supplier accounted for approximately 15% of the Company’s total outstanding accounts payable at December 31, 2017.

NOTE 17 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $31.8 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) for a 30% equity interest and had invested RMB 59,800,000 (approximately $9,511,000) as of March 31, 2018. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $22.3 million) for a 70% interest. Mr. Xue contributed RMB 60,000,000 (approximately $9.5 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of the date of this report, the contract had not been amended. As of March 31, 2018, Shengxin had minimal operations. For the three months ended March 31, 2018 and 2017, the Company recorded a loss on equity method investment of $72,412 and $18,355, respectively.

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

On February 2, 2018, the law firm of Ellenoff Grossman & Schole LLP (“EGS”) filed a complaint against the Company along with a number of companies and individuals in an effort to recover their legal fees in connection with services provided to the other defendants. The lawsuit contends that the Company is the alter ego or successor in interest of those other defendants. Pursuant to the stipulation of discontinuance dated April 30, 2018, the EGS claim is discontinued without prejudices and without costs as to the Company only.

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

Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company. As of the date of this report, EC Power has not taken possession of any redemption codes and as of March 31, 2018, EC Power has not sold any redemption codes.

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

As of March 31, 2018 and December 31, 2017 and 2016, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at March 31, 2018 and December 31, 2017 were approximately $50,070,904 and $50,873,000, respectively.

NOTE 19– SUBSEQUENT EVENTS

Shares issued or to be issued for services

From April 1, 2018 to May 10, 2018, the Company or its subsidiaries signed the consultancy service agreements with 27 consultants respectively. Each consultancy period was around six months to two years. the Company agreed to pay these consultants $4,518,117 to be paid by cash of $212,053.47 and the issuance of an aggregate of 1,260,412 shares as follows: 1,203,007 shares during the period between April 2018 & December 2018; 57,405 shares during Year 2019.

The initial log of shares for each service agreements was valued at the fair market value on the grant date using the reported closing share price on the date of grant. Total number of the initial log of shares for these serviced agreements is 873,085. Total value of the initial log of share is $3,071,224. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $3,071,224 over the service period.

Additionally, pursuant to this consulting agreement, the Company will issue an additional 387,327 shares of common stock to these consultants, provided that these Agreement are not terminated prior to date of the issuance of these shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

For part of the consultancy agreements, if, on the first date when the restrictive legend on the certificate of each lot of the Shares issued to the Consultants pursuant these agreement are removed and such lot of Shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the consultants for the drop in value of such lot of shares, which will be calculated by multiplying the number of shares by the difference between the closing price and the issue price ("Shortfall"). The total maximum number of shares issued for the Shortfall of these consultancy agreements shall not exceed 91,458 Shares.

Securities purchase agreement and related convertible note and warrants

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Iliad Research and Trading, L.P. (the “Investor”) pursuant to which the Investor purchased a Convertible Promissory Note (the “Note”) in the original principal amount of $900,000, convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Note, and a two year Warrant to purchase 134,328 shares of Common Stock at an exercise price of $7.18 per share (the “Warrant”). In connection with the Note, the Company paid an original issue discount of $150,000 and paid issuance costs of $15,000 which will be reflected as a debt discount and amortized over the Note term. The Note bears interest at 10% per annum, is unsecured, and is due on the date that is fifteen months from May 2, 2018. The warrants shall expire on the last calendar day of the month in which the second anniversary of the Issue Date occurs.

If the Company exercises its right to prepay this Note, the Company shall make payment to Investor of an amount in cash equal to 125% multiplied by the then Outstanding Balance of this Note.

The Investor has the right at any time after May 2, 2018 until the Outstanding Balance has been paid in full to convert (each instance of conversion is referred to herein as a (“Lender Conversion”) all or any part of the Outstanding Balance into shares (“Lender Conversion Shares”) of fully paid and non-assessable common stock, $0.001 par value per share (“Common Stock”), of the Company as per the following conversion formula:

●	the number of Lender Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Lender Conversion Price (as defined below). All Investor Conversions shall be cashless and not require further payment from the Investor. Subject to adjustment as set forth in this Note, the price at which Investor has the right to convert all or any portion of the Outstanding Balance into Common Stock is $6.70 per share of Common Stock (the “Lender Conversion Price”).

Beginning on the date that is six months after May 2, 2018, (the “Redemption Start Date”), Investor shall have the right, exercisable at any time in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) by providing the Company with a redemption notice, and each date on which Lender delivers a redemption notice. Payments of each Redemption Amount may be made (a) in cash, or (b) by converting such Redemption Amount into shares of Common Stock (“Redemption Conversion Shares”, and together with the Lender Conversion Shares, the “Conversion Shares”) (each, a “Redemption Conversion”) per the following formula: the number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the Redemption Conversion Price (as defined below), or (c) by any combination of the foregoing. Notwithstanding the foregoing, Borrower will not be entitled to elect a Redemption Conversion with respect to any portion of any applicable Redemption Amount and shall be required to pay the entire amount of such Redemption Amount in cash within thirty days, if (a) on the applicable Redemption Date there is an Equity Conditions Failure as defined in the Note, and such failure is not waived in writing by the Investor; or (b) the Redemption Conversion Price is below the Conversion Price Floor and the Company does not agree to waive the Conversion Price Floor. The Investor agrees to redeem at least the Minimum Redemption Amount in each thirty-day period following the Redemption Start Date. The Investor also agrees not to redeem more than the Minimum Redemption Amount in any thirty-day period following the Redemption Start Date in which the Redemption Conversion Price is less than the Conversion Floor Price.

Subject to the adjustments set forth herein, the conversion price for each Redemption Conversion (the “Redemption Conversion Price”) shall be the lesser of (a) the Lender Conversion Price, and (b) the Market Price; provided, however, in no event shall the Redemption Conversion Price be less than $2.00 per share (“Conversion Price Floor”).

License Agreement with ECrent Capital Holdings Limited

On June 11, 2017, the Company entered into an Exclusivity Agreement (the “Exclusivity Agreement”) with ECrent Capital Holdings Limited (“ECrent”) the terms of which became effective on the same day. Pursuant to the Exclusivity Agreement, the Company and ECrent agreed to engage in exclusive discussions regarding a potential acquisition by the Company of ECrent and/or any of its subsidiaries or otherwise all or part of ECrent’s business and potential business cooperation between the two companies (collectively, the “Potential Transactions”) for a period of three months commencing from the date of the Exclusivity Agreement (the “Exclusive Period”). Ms. Deborah Yuen, an affiliate of YSK 1860 Co., Limited, which is a principal shareholder of the Company, controls ECrent. ECrent agreed that, during the Exclusive Period, neither ECrent nor its agents, representatives or advisors will contact, solicit, discuss or negotiate with any third party with respect to any transaction relating to a transfer or pledge of securities of ECrent and/or its subsidiaries, a sale of ECrent’s business, a business cooperation or any other matters that may adversely affect the Potential Transactions or the parties’ discussion related thereto. The exclusivity period has been further extended to June 10, 2018 pursuant to two amendment agreements dated September 11, 2017 and January 23, 2018.

On May 8, 2018, Sharing Economy Investment Limited (“Sharing Economy”), a wholly owned subsidiary of the Company, entered into a License Agreement (the “Agreement”) with ECrent. Pursuant to the Agreement, ECrent shall grant Sharing Economy an exclusive license to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until December 31, 2019.

In consideration for the license, the Company shall grant ECrent 530,000 shares of common stock on the closing date of the Agreement, whereas ECrent guarantees that the business will generate revenue of US$15,000,000 (the “Guaranteed Revenue”) and gross profit of US$2,910,000 (the “Guaranteed Gross Profit”) from the closing date of the Agreement until December 31, 2019.

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

Recent developments

During 2017, we made significant changes in the overall direction of the Company. Given the headwinds affecting our manufacturing business, we are targeting high growth opportunities and have established new business divisions to focus on the development of sharing economy platforms and related rental businesses. These initiatives are still in the early stages. We did not generate significant revenues from our sharing economy business initiatives in 2017 or during the three months ended March 31, 2018.

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

In December 2017, our wholly-owned subsidiary, EC Technology & Innovations Limited ("ECTI"), acquired a 51% interest in Inspirit Studio Limited, which develops and runs a sharing economy mobile platform called BuddiGo that allows people to provide courier delivery services during their commuting times. The instant delivery business has seen a strong growth across Asian countries over the last few years. According to BigData-Research, the PRC online catering delivery market trading volume exceeded RMB67 billion in the fourth quarter of 2016 and has been on an uptrend since then. In the first quarter of 2018, BuddiGo, which is operated by our subsidiary, Inspirit Studio Limited, focused on enhancing technology features and fine-tuning our business model in order to meet market demand. Our goal is to provide speedy, low-cost and friendly delivery services including food delivery, buying groceries and same-day inner-city parcel delivery. We will adopt a market penetration plan that will broadly increase our exposure to the general public starting in the second quarter of 2018. Our initial focus will be food delivery and our customer base ranges from restaurants to retail and online stores. Thanks to the efforts of our technical and sales teams, BuddiGo can be accessible to over 26,000 restaurants, representing over 90% of the total number of restaurants in Hong Kong. By making a wide selection of restaurants accessible on our delivery service app, we have the opportunity to capture market share in the highly competitive catering delivery market. In addition, geographical market expansion has been another business target for us. We are currently in negotiations with potential partners and affiliates, and are preparing to enter into other Asian markets such as Malaysia, Vietnam and Mainland China due to the significant business opportunities in these regions.

In January 2018, our wholly-owned subsidiary, EC Technology & Innovations Limited ("ECTI") acquired a 60% interest in 3D Discovery Co. Limited (“3D Discovery”) and our wholly-owned subsidiary, Sharing Economy Investment Limited (“Sharing Economy”) acquired an 80% interest in AnyWorkspace Limited (“AnyWorkspace”). 3D Discovery is a digital marketing services provider which provides various solution such as 3D scanning and modeling, website and mobile app development, video production, and graphic design to its clients. Apart from its existing business, 3D Discovery plans to develop a mobile app which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera. AnyWorkspace develops an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces.

Flexible workspace is fast becoming a fundamental part of the commercial real estate market and a sector in its own right, gaining importance to both landlords and occupiers. According to Colliers latest report on the flexible workspace outlook for Asia-Pacific regions, the sector has seen continued growth and across some major markets, and the take-up from flexible workspace operators accounted for 40% of the overall market in 2017. This growth is mainly driven by the demand for flexibility from multinational corporations where the take-up rate for 15 desks or more is increasing, from 32% in 2016 to 48% in 2017. Previously, most coworking spaces were filled by early stage start-ups. Today, multinational corporations are taking up hundreds of coworking desks for both back-end support functions and some front-end customer facing functions. Market trends shows that real estate occupiers are moving away from fixed, long-term contracts and are demanding the flexibility to match their real estate expenses with their actual headcounts. Moreover, the opportunity to provide work mobility and a collaborative environment for staff has further fueled demand for flexible workspaces.

AnyWorkspace is capitalizing on this uptrend by providing an online marketplace platform for users to book flexible, short-term workspaces as and when they need them. The platform currently has over 900 workspace listings spread across 8 cities, namely Hong Kong, Singapore, Jakarta, Bali, Bangkok, Sydney, Melbourne and Seoul. In the coming months the platform will be expanding to new geographic regions and adding more cities. In the second quarter of 2018 AnyWorkspace will be focused on driving user growth through aggressive marketing activities and strategic partnership programs.

3D Discovery is an information technology company focusing on real estate technology, which primarily provides a 3D virtual tour solution for the property industry. According to the information data published in 2015 by the U.S. Census Bureau and in 2016 by the National Association of REALTORS, real estate agents and brokers in the US spent about $8.9 billion on residential advertising in 2015. After taking other emerging markets such as China, Indonesia, and others into account, there is potential for greater growth. According to the Hong Kong Property Review 2018, over 70,000 residential and non-residential property transactions occurred in Hong Kong at an average price of HKD9.23 million per transaction. Centaline, one of the biggest real estate agents in Hong Kong, spent over HKD20 million on 3D virtual tours and big data analysis as they have found virtual tour listings are 3.8 times more likely to close than non-virtual listings.

In the first quarter of 2018, 3D Discovery successfully attracted more than 150,000 views from its online 3D virtual tours created in Hong Kong, an increase of 50% year over year. Apart from the 3D virtual tour business, our IT developers also provide web and mobile app design and development services. During the first quarter of 2018, we signed six projects along with projects from both the government and public companies. We expect recurring revenue will start to grow in the next quarter in the web and app development business line. From a research and development point of view, we are currently developing a user-friendly mobile application which allows users to create a 3D virtual tour with a smartphone camera. This will make creating a virtual personal tour an easy and enjoyable experience and will no longer require the assistance of special 3D cameras or trained personnel to shoot the video. We believe our 3D virtual tour will be an affordable and accessible solution for our customers, allowing us to quickly expand our reach on a global basis and generate valuable big data on the real estate market. We expect to launch this mobile application in the third quarter of 2018 in our initial target markets of Hong Kong, Australia and Indonesia.

Following the acquisition of BuddiGo, AnyWorkspace and 3D Discovery by the Company during the period between late 2017 and early 2018, EC Advertising has begun developing opportunities for these three platforms to attract advertisers.

With an increasing number of unique users, we anticipate that the traffic on the three portals or applications will reach the point where they begin to generate advertising revenue in the second quarter of 2018. Our target is to recruit eight to ten advertising agencies who will actively promote all available media inventories. On top of representing our three internal platforms, EC Advertising will continue to enlarge its operating scale by merging with or acquiring suitable target companies in the advertising business with strong profitability and healthy cash flow.

In August 2017, we signed an agreement with ECoin Global Limited ("ECoin") for the future purchase of ECoin redemption codes with an aggregate value of $50 million for total consideration of $20 million. We plan to resell the redemption codes in the form of ECrent gift cards at global locales through reseller channels, such as convenience stores. We are working with InComm, a global pre-payment network and solution provider, to sell the redemption codes with face values of HK$100, HK$300 and HK$500 at major convenience store networks in Hong Kong and Macau with other international locations to follow. At March 31, 2018, there was no resale of the redemption codes.

Going forward, we will continue targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided approximately 74% of our purchases of inventories for the three months ended March 31, 2018. Three major suppliers provided 55% of our purchases of inventories for the three months ended March 31, 2017.

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on our sources of revenue, we concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

We recognize revenues from the sale of equipment upon shipment and transfer of title. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

We recognize revenue from the rental of batteries when earned.

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU did not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, or ASU 2017-11, which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-11 will have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

The following table sets forth the results of our operations for the three months ended March 31, 2018 and 2017 indicated as a percentage of revenues (dollars in thousands):

	Three Months ended March 31,
	2018		2017
	Dollars	Percentage	Dollars	Percentage
Revenues	$2,569	100.0%	$4,658	100.0%
Cost of revenues	2,928	114.0%	4,072	87.4%
Gross (loss) profit	(359)	(14.0)%	586	12.6%
Operating expenses	4,422	172.1%	682	14.7%
Loss from operations	(4,781)	(186.1)%	(96)	(2.1)%
Other expense, net	(103)	(4.0)%	(39)	(0.8)%
Loss from continuing operations before provision for income taxes	(4,884)	(190.1)%	(135)	(2.9)%
Provision for income taxes	-	-	(11)	(0.2)%
Loss from continuing operations	(4,884)	(190.1)%	(146)	(3.1)%
Gain from discontinued operations, net of income taxes	17	0.7%	-	-%
Net loss	(4,867)	(189.5)%	(146)	(3.1)%
Other comprehensive loss:
Foreign currency translation adjustment	2,050	79.8%	496	10.6%
Comprehensive (loss) income	$(2,817)	(109.7)%	$350	7.5%

Revenues. For the three months ended March 31, 2018, revenues from the sale of dyeing and finishing equipment decreased by $2,120,000, or 45.5%, as compared to the three months ended March 31, 2017. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2018 and 2017 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in the 2018 period as compared to the 2017 period. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its’ current level in the near future, although declines are possible.

During the three months ended March 31, 2018, we recognized revenues from our sharing economy business of $31,021 compared to $0 for the three months ended March 31, 2017.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the three months ended March 31, 2018, cost of revenues was $2,928,000 as compared to $4,072,000 for the three months ended March 31, 2017, a decrease of $1,144,000, or 28.1%.

Gross profit (loss) and gross margin. Our gross loss was approximately $(359,000) for the three months ended March 31, 2018 as compared to gross profit of $586,000 for the three months ended March 31, 2017, representing gross margins of (14.0)% and 12.6%, respectively, a decrease period over period. The decrease in our gross margin for the three months ended March 31, 2018 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and an increase in labor and raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will remain at its current levels although a decrease is possible as we try to market our equipment to the smaller textile manufactures.

Operating expenses. For the three months ended March 31, 2018, operating expenses were $4,422,000 as compared to $682,000 for the three months ended March 31, 2017, an increase of $3,740,000, or 548.2%, and consisted of the following:

Depreciation. Depreciation was $1,052,000 and $968,000 for the three months ended March 31, 2018 and 2017, respectively. Depreciation for the three months ended March 31, 2018 and 2017 was included in the following categories (dollars in thousands):

	Three Months ended March 31,
	2018	2017
Cost of revenues	$809	$700
Operating expenses	243	268
Total	$1,052	$968

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2,747,000 for the three months ended March 31, 2018, as compared to $308,000 for the three months ended March 31, 2017, an increase of $2,439,000, or 792.9%. Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 consisted of the following (dollars in thousands):

	Three Months ended March 31,
	2018	2017
Professional fees	$2,065	$86
Payroll and related benefits	291	79
Travel and entertainment	68	28
Shipping	17	29
Other	306	86
Total	$2,747	$308

●	Professional fees for the three months ended March 31, 2018 increased by $1,980,000, or 2,312.2%, as compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $1,643,000 incurred and paid to individuals and companies which performed consulting, legal and investor relations services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, and an increase in legal service fees of approximately $337,000.

●	Payroll and related benefits for the three months ended March 31, 2018 increased by $212,000, or 266.8%, as compared to the three months ended March 31, 2017. The increase was mainly attributable to an increase in employee salaries and related benefits due to the increase in new executive management in Hong Kong during the three months ended March 31, 2018 as compared to the comparable period in 2017, respectively. We expect that payroll and related benefits to increase in future periods.

●	Travel and entertainment expense for the three months ended March 31, 2018 increased by $40,000, or 139.4%, as compared to the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 was primarily attributable to the increase in travel and entertainment activities related to our new business initiatives.

●	Shipping expense for the three months ended March 31, 2018 decreased by $12,000, or 41.0%, as compared to the three months ended March 31, 2017. The decrease for the three months ended March 31, 2018 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the three months ended March 31, 2017.

●	Other selling, general and administrative expenses for the three months ended March 31, 2018 increased by $220,000, or 255.8%, as compared to the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 was primarily attributable to an increase in amortization for our patent we purchased in August 2016 of approximately $19,000, and director fee of approximately $34,000.

Research and development expenses. Research and development expenses were $113,000 for the three months ended March 31, 2018, as compared to $106,000 for the three months ended March 31, 2017, an increase of $7,000, or 6.9%.

Bad debt expense. Bad debt expense was $1,318,000 for the three months ended March 31, 2018, as compared to $0 for the three months ended March 31, 2017, an increase of $1,318,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

Loss from operations. As a result of the factors described above, for the three months ended March 31, 2018, loss from operations amounted to $4,781,000, as compared to $96,000 for the three months ended March 31, 2017.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other income. For the three months ended March 31, 2018, total other expense, net, amounted to $103,000 as compared to $39,000 for the three months ended March 31, 2017, an increase of $63,000, or 161.8%. The increase in other expense, net, was primarily attributable to losses incurred in the three months ended March 31, 2018 related to our equity method investment of $54,000.

Income tax provision. Income tax expense was $0 for the three months ended March 31, 2018, as compared to $11,000 for the three months ended March 31, 2017, a decrease of $11,000.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $4,884,000, or $(1.60) per share (basic and diluted), for the three months ended March 31, 2018, as compared with loss from continuing operations of $146,000, or $(0.10) per share (basic and diluted), for the three months ended March 31, 2017, a change of $4,737,000, or 3,233.9%.

Gain (loss) from discontinued operations, net of income taxes. Our gain from discontinued operations was $17,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2018, as compared with a loss from discontinued operations of $0, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2017, a change of $17,000.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Three Months ended March 31,
	2018	2017
Revenues	$-	$-
Cost of revenues	-	-
Gross (loss) profit	-	-
Gain from operations – bad debt recovery	16,899	-
Other expense, net	-	-
Gain from discontinued operations before income taxes	16,899	-
Income taxes	-	-
Gain from discontinued operations, net of income taxes	16,899	-
Gain on disposal of discontinued operations	-	-
Gain from discontinued operations, net of income taxes	$16,899	$-

Net loss. As a result of the foregoing, our net loss was $4,867,000, or $(1. 60) per share (basic and diluted), for the three months ended March 31, 2018, as compared with net loss $146,000, or $(0.10) per share (basic and diluted), for the three months ended March 31, 2017, a change of $4,720,000, or 3,222.3%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,050,000 for the three months ended March 31, 2018, as compared to a foreign currency translation gain of $496,000 for the three months ended March 31, 2017. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended March 31, 2018 of $2,817,000, compared to comprehensive loss of $350,000 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2018 and December 31, 2017, we had cash balances of $1,983,000 and $1,019,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
Country:
United States	$1	*	$67	6.6%
Hong Kong	238	12.0%	143	14.0%
China (PRC)	1,744	88.0%	809	79.4%
Total cash and cash equivalents	$1,983	100.0%	$1,019	100.0%

*	Less than 0.1%

The following table sets forth a summary of changes in our working capital from December 31, 2017 to March 31, 2018 (dollars in thousands):

	March 31, 2018	December 31, 2017	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$27,260	$22,926	$4,334	18.9%
Total current liabilities	9,055	9,387	332	(3.5)%
Working capital	$18,205	$13,539	$4,666	34.5%

Our working capital increased by $4,666,000 to $18,205,000 at March 31, 2018 from $13,539,000 at December 31, 2017. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalent of $963,000;

●	An increase in notes receivable of $289,000;

●	An increase in inventories, net of reserve for obsolete inventories, of $651,000;

●	An increase in prepaid expenses and other current assets of $5,385,000;

●	A decrease in bank acceptance notes payable of $303,000;

●	A decrease in account payable of $547,000; and

●	A decrease in liabilities of discontinued operations related to the sale of our subsidiary of $124,000.

Offset by:

●	An increase in short-term loan of $73,000;

●	An increase in advances from customers of $867,000;

●	An increase in due to related party of $368,000;

● ●	An increase in income taxes payable of $2,000; An increase in accrued expenses of $3,000;

●	A decrease in restricted cash of $150,000;

●	A decrease in accounts receivable, net of allowance for doubtful accounts, of $2,686,000;

●	A decrease in advances to suppliers of $113,000; and

●	A decrease in assets of discontinued operations related to the sale of our subsidiary of $109,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow provided by operating activities was $536,000 for the three months ended March 31, 2018 as compared to net cash flow provided by operating activities of $1,338,000 for the three months ended March 31, 2017, a change of $802,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2018 primarily reflected our net loss of $4,867,000, and add-back of non-cash items primarily consisting of depreciation of $1,052,000, amortization of intangible assets of $98,000, stock-based compensation and fees of $1,643,000, a non-cash bad debt allowance of $1,318,000, and a non-cash bad debt recovery of $17,000, loss on equity method investment of $72,000, and changes in operating assets and liabilities primarily consisting of an increase in advances from customer of $772,000, a decrease in accounts receivable of $1,672,000, a decrease in advances to suppliers of $182,000, a decrease in assets of discontinued operations of $139,000, and an increase in prepaid and other current assets of $130, offset by an increase in note receivable of $269,000, an increase in inventories of $486,000, a decrease in accounts payable of $635,000, a decrease in accrued expenses of $3,000, and a decrease in liabilities of discontinued operations of $136,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2017 primarily reflected the add-back of non-cash items primarily consisting of depreciation of $968,000, amortization of intangible assets of $80,000, and loss on equity method investment of $18,000, and changes in operating assets and liabilities mainly consisting of an increase in accounts payable of $1,583,000, and an increase in advances from customers of $1,077,000, offset by an increase in accounts receivable of $1,370,000, an increase in inventories of $383,000, and an increase in advances to suppliers of $378,000, and our net loss of $146,000.

Net cash flow used in investing activities was $52,000 for the three months ended March 31, 2018 as compared to $1,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018, net cash flow used in purchase of property and equipment of $55,000, offset by cash received from the purchase subsidiary operations of approximately $2,000. For the three months ended March 31, 2017, net cash flow used in investing activities reflects the purchase of property and equipment of $1,000.

Net cash flow provided by financing activities was $467,000 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received proceeds from bank loans of $708,000, received proceeds from the decrease in restricted cash of $157,000, advanced from related party of $368,000 and received proceeds from sale of common stock of $256,000, offset by repayments for bank loans of $708,000 and payments for the decrease in bank acceptance notes payable of $314,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,147	$2,147	$-	$-	$-
Bank acceptance notes payable	119	119	-	-	-
Total	$2,266	$2,266	$-	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2018 and 2017, we had unrealized foreign currency translation gain of approximately $2,050,000 and unrealized foreign currency translation gain of approximately $496,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As reported in our Form 10-K for the year ended December 31, 2017, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and recently elected chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2017.

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during the remainder of 2018. We have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience to implement the ERP system, we postponed the hiring of professional staff. We have found that engaging professionals who are based outside of Wuxi is very costly. We have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2018 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2018 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART II - OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2018, we issued 200,100 shares of common stock upon the conversion of convertible debt.

On January 19, 2018, we completed the acquisition of 60% of the issued and outstanding capital stock of 3D Discovery from its shareholders pursuant to the terms and conditions of a Sale and Purchase Agreement entered into among us and the 3D Discovery Stockholders on January 19, 2018. In connection with the acquisition, we issued 68,610 unregistered shares of our common stock.

On January 30, 2018, we completed the acquisition of 80% of the issued and outstanding capital stock of AnyWorkspace from its shareholders pursuant to the terms and conditions of a Sale and Purchase Agreement entered into among us and the AnyWorkspace Stockholders on the January 30, 2018. In connection with the acquisition, we issued 106,464 unregistered shares of our common stock.

In March 2018, pursuant to a stock purchase agreement, we sold 69,676 shares of common stock to an investor at a purchase price of $3.68 per share for net cash proceeds a total of $256,410. We did not engage a placement agent with respect to these sales.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: May 14, 2018	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: May 14, 2018	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer

