Form 10-Q
period 2018-06-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2018-08-10
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,380,816 shares of common stock are issued and outstanding as of August 10, 2018.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2018

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,164,137	$1,019,437
Restricted cash	94,659	272,991
Notes receivable	84,276	461,292
Accounts receivable, net of allowance for doubtful accounts	5,182,436	9,092,709
Inventories, net of reserve for obsolete inventories	6,654,292	4,553,559
Advances to suppliers	939,852	2,023,779
Receivable from sale of subsidiary	2,900,521	2,950,442
Prepaid license fee - related party, net	975,000	-
Prepaid expenses and other	9,709,576	2,144,624
Assets of discontinued operations	286,202	407,510

Total current assets	28,990,951	22,926,343

OTHER ASSETS:
Equity method investment	8,760,320	9,053,859
Property and equipment, net	30,678,245	33,181,119
Intangible assets, net	6,548,477	5,394,296

Total other assets	45,987,042	47,629,274

Total assets	$74,977,993	$70,555,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,039,429	$2,074,529
Bank acceptance notes payable	151,069	422,589
Convertible note payable	598,826	670,000
Accounts payable	2,863,435	2,798,590
Accrued expenses	278,052	165,749
Advances from customers	2,371,390	2,454,375
Due to related parties	1,222,002	347,589
Income taxes payable	62,408	63,483
Liabilities of discontinued operations	252,021	389,633

Total current liabilities	9,838,632	9,386,537

Total liabilities	9,838,632	9,386,537

Commitments and contingencies (see Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No shares issued and outstanding at June 30, 2018 and December 31, 2017)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 6,037,791 and 2,527,720 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	6,038	2,528
Additional paid-in capital	55,597,267	40,241,172
Retained earnings	3,041,539	13,624,729
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	4,021,436	4,923,829
Total Sharing Economy International Inc. stockholder’s equity	65,018,872	61,144,850

Non-controlling interest	120,489	24,230

Total stockholders’ equity	65,139,361	61,169,080

Total liabilities and stockholders’ equity	$74,977,993	$70,555,617

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$2,569,593	$3,711,767	$5,138,120	$8,369,221

COST OF REVENUES	3,289,480	3,268,923	6,217,372	7,340,523

GROSS (LOSS) PROFIT	(719,887)	442,844	(1,079,252)	1,028,698

OPERATING EXPENSES:
Depreciation	345,745	269,349	588,748	537,714
Selling, general and administrative	4,674,593	560,201	7,421,577	867,860
Research and development	124,981	111,053	238,428	217,130
Bad debt expense	(2,214)	-	1,315,990	-

Total operating expenses	5,143,105	940,603	9,564,743	1,622,704

LOSS FROM OPERATIONS	(5,862,992)	(497,759)	(10,643,995)	(594,006)

OTHER INCOME (EXPENSE):
Interest income	7,617	5,842	9,078	7,720
Interest expense	(92,362)	(35,176)	(122,814)	(74,866)
Loss on equity method investment	(73,433)	(24,456)	(145,845)	(42,811)
Foreign currency transaction loss	(758)	-	(1,913)	-
Other (expense) income	(725)	30,148	(725)	47,140

Total other expense, net	(159,661)	(23,642)	(262,219)	(62,817)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,022,653)	(521,401)	(10,906,214)	(656,823)

PROVISIONS FOR INCOME TAXES:
Current	-	(21)	-	(11,083)
Deferred	-	-	-	-

Total Income taxes provision	-	(21)	-	(11,083)

LOSS FROM CONTINUING OPERATIONS	(6,022,653)	(521,422)	(10,906,214)	(667,906)

DISCONTINUED OPERATIONS:
(Loss) gain from discontinued operations, net of income taxes	(28)	-	16,871	-

(LOSS) GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(28)	-	16,871	-

NET LOSS	(6,022,681)	(521,422)	(10,889,343)	(667,906)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(219,905)	-	(306,153)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,802,776)	$(521,422)	$(10,583,190)	$(667,906)

COMPREHENSIVE (LOSS) GAIN:
Net loss	$(6,022,681)	$(521,422)	$(10,889,343)	$(667,906)
Unrealized foreign currency translation (loss) gain	(2,952,028)	1,087,468	(902,393)	1,583,592

Comprehensive (loss) gain	$(8,974,709)	$566,046	$(11,791,736)	$915,686

Net loss attributable to non-controlling interest	$(219,905)	$-	$(306,153)	$-
Unrealized foreign currency translation gain (loss) from non-controlling interest	-	-	-	-

Comprehensive (loss) gain attributable to common stockholders	$(8,754,804)	$566,046	$(11,485,583)	$915,686

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(1.65)	$(0.30)	$(2.98)	$(0.46)
Discontinued operations - basic and diluted	(0.00)	-	0.00	-

Net loss per common share - basic and diluted	$(1.65)	$(0.30)	$(2.98)	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,524,660	1,730,952	3,554,498	1,455,506

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,889,343)	$(667,906)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation	2,101,654	1,939,302
Amortization of intangible assets	200,196	159,360
Bad debt allowance	1,315,990	-
Bad debt recovery - discontinued operations	(16,899)	-
Loss on equity method investment	145,845	42,811
Stock-based employment compensation	878,325
Stock-based professional fees	4,711,594	102,278
Amortization of debt discount	46,334	-
Amortization of license fee	65,000	-
Changes in operating assets and liabilities:
Notes receivable	383,667	(7,273)
Accounts receivable	2,610,324	(754,586)
Inventories	(2,263,041)	(1,025,428)
Prepaid and other current assets	(963,721)	1,038,752
Advances to suppliers	1,090,783	(168,063)
Assets of discontinued operations	135,792	(276,596)
Accounts payable	110,153	1,460,922
Accrued expenses	93,739	(117,025)
VAT and service taxes payable	-	35,300
Income taxes payable	-	(20,185)
Advances from customers	(43,081)	26,691
Liabilities of discontinued operations	(136,150)	(158,681)

Net cash (used in) provided by operating activities	(422,839)	1,609,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed received from acquisition	2,341	-
Proceed received from sale of subsidiary, in cash	-	2,094,606
Purchase of property and equipment	(73,800)	(13,880)

Net cash (used in) provided by investing activities	(71,459)	2,080,726

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from convertible note	900,000	-
Offering costs paid	(195,018)	-
Proceeds from bank loan	706,425	-
Repayments of bank loan	(706,425)	(727,294)
Decrease in bank acceptance notes payable	(274,721)	(276,372)
Advance from related party	874,413	132,175
Proceeds from sale of common stock, net	256,410	860,000

Net cash provided by (used in) financing activities	1,561,084	(11,491)

Effect of exchange rate changes	(100,418)	96,103

Net increase in cash, cash equivalents and restricted cash	966,368	3,775,011

Cash, cash equivalents and restricted cash - beginning of period	1,292,428	2,032,545

Cash, cash equivalents and restricted cash - end of period	$2,258,796	$5,807,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$61,480	$74,866
Income taxes	$-	$12,808

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants	$7,907,678	$298,567
Stock issued for accrued liabilities	$-	$28,400
Stock issued for future services to employees and directors	$2,782	$-
Stock issued for repayment of convertible note	$670,335	$-
Stock issued for convertible note	$747,510	-
Stock issued for acquisition of subsidiaries	$976,984	$-
Stock issued for prepayment of license fee - related party	$1,040,000	$-
Increase in prepaid expenses and other from sale of equipment	$-	$1,306,677

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$1,019,437	$1,481,498
Restricted cash at beginning of period	272,991	551,047
Restricted cash included in discontinued operations at beginning of period	-	-
Total cash, cash equivalents and restricted cash at beginning of period	$1,292,428	$2,032,545

Cash and cash equivalents at end of period	$2,164,137	$5,523,416
Restricted cash at end of period	94,659	284,140
Restricted cash included in discontinued operations at end of period	-	-
Total cash, cash equivalents and restricted cash at ended of period	$2,258,796	$5,807,556

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

The Company’s latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, recently, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.

●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.

●	EC Advertising Limited (“EC Advertising”), a company incorporated under the laws of Hong Kong on March 17, 2017 and is a wholly-owned by Sharing Economy.

●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC Assets Management Limited (“EC Assets”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC (Fly Car) Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.

●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.

●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.

●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.

●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.

●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.

●	Inspirit Studio Limited (“Inspirit Studios”), a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.

●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.

●	3D Discovery Co. Limited (“3D Discovery”), a company incorporated under the laws of Hong Kong on February 24, 2015, and 60% of its shareholdings was acquired by EC Technology on January 19, 2018.

●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is a wholly-owned by EC Creative.

●	AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $6,023,000 and $10,889,000 for the three and six months ended June 30, 2018. The net cash used in operations was approximately $423,000 for the six months ended June 30, 2018. Additionally, during the three and six months ended June 30, 2018, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 30.8% and 38.6% as compared to the three and six months ended June 30, 2017, respectively. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report.

The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from convertible debt and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of presentation

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2018. The consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited consolidated financial statements as of December 31, 2017, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of June 30, 2018 and December 31, 2017. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business or the enforcement and performance of its contractual arrangements. These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may have conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the events that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company’s consolidated financial statements. If such were the case, the Company’s cash flows, financial position and operating performance would be materially adversely affected.

The Company’s agreements with respect to its consolidated VIEs are approved and in place. The Company’s management believes that such agreements are enforceable and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the agreements to be unenforceable under existing laws.

The carrying amount of the VIE’s assets and liabilities are included in the accompanying consolidated financial statements of the Company and are summarized as follows:

	June 30, 2018	December 31, 2017
Current assets
Cash	$1,778,952	$806,672
Accounts receivable, net	5,134,429	9,059,015
Inventory, net	6,654,292	4,553,559
Other current assets	4,094,644	5,901,119
Total current assets	17,662,317	20,320,365

Equity method investment	8,760,320	9,053,859
Property and equipment, net	30,612,657	33,115,975
Intangible assets, net	5,046,832	5,302,047

Total assets	62,082,126	67,792,246

Liabilities
Current liabilities	6,839,683	7,629,783
Intercompany payables *	13,621,332	13,855,768

Total liabilities	20,461,015	21,485,551

Net assets	$41,621,111	$46,306,695

* Intercompany payables are eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2018 and 2017 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At June 30, 2018 and December 31, 2017, cash balances held in PRC and Hong Kong banks of $2,141,492 and $952,663, respectively, are uninsured.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at June 30, 2018 and December 31, 2017.

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

At June 30, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2018		December 31, 2017
United States	$22,645	1.05%	$66,774	6.55%
Hong Kong	359,544	16.61%	142,944	14.02%
China	1,781,948	82.34%	809,719	79.43%
Total cash and cash equivalents	$2,164,137	100.00%	$1,019,437	100.00%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks to secure bank acceptance notes payable. The Company’s restricted cash totaled $94,659 and $272,991 at June 30, 2018 and December 31, 2017, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three and six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $84,276 and $461,292 at June 30, 2018 and December 31, 2017, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $9,244,965 and $8,115,876, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $310,193 and $313,930 at June 30, 2018 and December 31, 2017, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $939,852 and $2,023,779 at June 30, 2018 and December 31, 2017, respectively.

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

Equity method investment

Investments in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long-term assets on the consolidated balance sheets. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented below the income tax line on the consolidated statements of operations. The Company evaluates its equity method investment whenever events or changes in circumstance indicate that the carrying amounts of such investment may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in the current period. (See Note 6).

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended June 30, 2018 and 2017, the Company did not record any impairment charges.

Advances from customers

Advances from customers at June 30, 2018 and December 31, 2017 amounted to $2,371,390 and $2,454,375, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2018 and 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $5,705 and $30,653 for the three months ended June 30, 2018 and 2017, respectively. Shipping costs totaled $22,569 and $59,232 for the six months ended June 30, 2018 and 2017, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $53,547 and $39,789 for the three months ended June 30, 2018 and 2017, respectively. Employee benefit costs totaled $125,050 and $74,706 for the six months ended June 30, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s dyeing and finishing machine product line. Research and development costs totaled $124,981 and $111,053 for the three months ended June 30, 2018 and 2017, respectively. Research and development costs totaled $238,428 and $217,130 for the six months ended June 30, 2018 and 2017, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (“HKD”). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2018 and 2017 was $(100,418) and $96,103, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts at June 30, 2018 and December 31, 2017 were translated at 6.6195 RMB to $1.00 and at 6.5075 to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts at June 30, 2018 and December 31, 2017 were translated at 7.8463 HKD and 7.8128 HKD to $1.00, respectively, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the six months ended June 30, 2018 and 2017 were 6.3701 RMB and 6.8748 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the six months ended June 30, 2018 was 7.8 HKD to $1.00. The Company did not have operations in Hong Kong during the 2017 periods. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and six months ended June 30, 2018 and 2017. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss for basic and diluted attributable to common shareholders	$(5,802,776)	$(521,422)	$(10,583,190)	$(667,906)
From continuing operations	(5,802,748)	(521,422)	(10,600,061)	(667,906)
From discontinued operations	(28)	-	16,871	-

Weighted average common stock outstanding – basic and diluted	3,524,660	1,730,952	3,554,498	1,455,506

Net loss per share of common stock
From continuing operations – basic and diluted	$(1.65)	$(0.30)	$(2.98)	$(0.46)
From discontinued operations – basic and diluted	(0.00)	-	0.00	-
Net loss per common share – basic and diluted	$(1.65)	$(0.30)	$(2.98)	$(0.46)

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

Comprehensive (loss) income

Comprehensive loss (income) is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The standard permits the use of either the retrospective or cumulative effect transition method. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU did not have a material impact on the Company’s consolidated financial statements.

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

The results of operations from Fulland Wind and petroleum and chemical equipment segment for the three and six months ended June 30, 2018 and 2017 have been classified to the loss from discontinued operations line on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss presented herein.

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017 is set forth below.

	June 30, 2018	December 31, 2017
Assets:
Current assets:
Accounts receivable, net	$11,478	$33,646
Advances to suppliers	66,602	144,583
Prepaid expenses and other	208,122	229,281
Total current assets	286,202	407,510
Total assets	$286,202	$407,510
Liabilities:
Current liabilities:
Accounts payable	$252,021	$387,887
Accrued expenses and other liabilities	-	1,746
Total current liabilities	252,021	389,633
Total liabilities	$252,021	$389,633

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
Operating income:
Other operating income – bad debt recovery	(28)	-	16,871	-
Total operating income	(28)	-	16,871	-
(Loss) gain from operations	(28)	-	16,871	-
Other income, net	-	-	-	-
(Loss) gain from discontinued operations, net of income taxes	$(28)	$-	$16,871	$-

NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$14,427,401	$17,208,585
Less: allowance for doubtful accounts	(9,244,965)	(8,115,876)
	$5,182,436	$9,092,709

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 5 – INVENTORIES

At June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$2,150,671	$998,751
Work-in-process	2,774,628	2,629,570
Finished goods	2,039,186	1,239,168
	6,964,485	4,867,489
Less: reserve for obsolete inventories	(310,193)	(313,930)
	$6,654,292	$4,553,559

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the six months ended June 30, 2018 and 2017, the Company did not increase its reserve for obsolete inventory.

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) and had invested RMB 59.8 million (approximately $9,511,000 at June 30, 2018), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $22.3 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.5 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $31.8 million). Mr. Xue has advised Dyeing that he anticipates that he will fund the remaining RMB 80,000,000 (approximately $12.7 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested. As of June 30, 2018, no changes have been made to such contract.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. As of June 30, 2018, Shengxin had not yet commenced any material operations.

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

For the three months ended June 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $73,433 and $24,456, respectively. For the six months ended June 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $145,845 and $42,811, respectively. At June 30, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $549,000, $16.6 million and $15,000, respectively, and had no liabilities. At December 31, 2017, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $17.3 million and $615,000 and $5,000, respectively, and had no liabilities.

NOTE 7 – PROPERTY AND EQUIPMENT

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful life	June 30, 2018	December 31, 2017
Office equipment and furniture	5 years	$87,099	$71,120
Manufacturing equipment	5 - 10 years	33,907,781	34,419,653
Vehicles	5 years	250,498	253,564
Building and building improvements	5 - 20 years	22,174,384	22,556,026
Manufacturing equipment in progress	-	3,595,438	3,657,936
Construction in progress	-	1,625,500	1,652,859
		61,640,700	62,611,158
Less: accumulated depreciation		(30,962,455)	(29,430,039)
		$30,678,245	$33,181,119

For the three months ended June 30, 2018 and 2017, depreciation expense amounted to $1,049,914 and $971,112, respectively, of which $704,169 and $701,763, respectively, was included in cost of revenues, and the remainder was included in operating expenses. For the six months ended June 30, 2018 and 2017, depreciation expense amounted to $2,101,654 and $1,939,302, respectively, of which $1,512,906 and $1,401,588, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At June 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	Useful life	June 30, 2018	December 31, 2017
Land use rights	45 - 50 years	$4,078,978	$4,149,181
Patent use rights	10 years	2,417,101	2,458,701
Other intangible assets	3 - 5 years	1,525,889	92,249
Goodwill	-	53,005	-
		8,074,973	6,700,131
Less: accumulated amortization		(1,526,496)	(1,305,835)
		$6,548,477	$5,394,296

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2019	$649,150
2020	649,150
2021	649,150
2022	649,150
2023	649,150
Thereafter	3,249,722
$6,495,472

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

In January 2018, in connection the acquisition of 3D Discovery and AnyWorkspace, the Company acquired their technologies valued at $754,495 and $682,411 respectively. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. The technology of AnyWorkspace covers management software for an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces. Additionally. during the six months ended June 30, 2018, Inspirit Studio developed its sharing economy mobile platform, namely BuddiGo, and capitalized costs amounting to $88,983. The BuddiGo application was launched in June 2018. The Company amortizes these technologies over a term of five years.

For the three months ended June 30, 2018 and 2017, amortization of intangible assets amounted to $101,714 and $79,829, respectively. For the six months ended June 30, 2018 and 2017, amortization of intangible assets amounted to $200,196 and $159,360, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At June 30, 2018 and December 31, 2017, short-term bank loans consisted of the following:

	June 30, 2018	December 31, 2017
Loan from Bank of China, due on December 4, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	$377,672	$384,172
Loan from Bank of China, due on December 6, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	377,672	384,172
Loan from Bank of Wuxi Nongshuang, due on April 25, 2018 with annual interest rate of 5.87%, secured by certain assets of the Company	-	691,510
Loan from Bank of Wuxi Nongshuang, due on February 22, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	679,810	-
Loan from Bank of Communication, due on September 25, 2018 with annual interest rate of 5.85%, secured by certain assets of the Company	604,275	614,675
Total short-term bank loans	$2,039,429	$2,074,529

Interest related to the short-term bank loans, which was $92,362 and $35,176 for the three months ended June 30, 2018 and 2017, and $122,814 and $74,866 for the six months ended June 30, 2018 and 2017, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At June 30, 2018 and December 31, 2017, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2018	December 31, 2017
Bank of China, non-interest bearing, due on June 25, 2018, collateralized by 100% of restricted cash deposited	$-	$115,252
Bank of Communication, non-interest bearing, due on March 24, 2018, collateralized by 100% of restricted cash deposited	-	307,337
Bank of Communication, non-interest bearing, due on December 26, 2018, collateralized by 100% of restricted cash deposited	151,069	-
Total	$151,069	$422,589

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

Securities purchase agreement and related convertible note and warrants

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Iliad Research and Trading, L.P. (the “Investor”) pursuant to which the Investor purchased a Convertible Promissory Note (the “Note”) in the original principal amount of $900,000, convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Note, and a two year Warrant to purchase 134,328 shares of Common Stock at an exercise price of $7.18 per share (the “Warrant”). In connection with the Note, the Company paid an original issue discount of $150,000 and paid issuance costs of $45,018 which will be reflected as a debt discount and amortized over the Note term. The Note bears interest at 10% per annum, is unsecured, and is due on the date that is fifteen months from May 2, 2018. The warrants shall expire on the last calendar day of the month in which the second anniversary of the Issue Date occurs.

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

This debt instrument includes embedded components including a put option. The Company evaluated these embedded components to determine whether they are embedded derivatives within the scope of ASC 815 that should be separately carried at fair value. ASC 815-15-25-1 provides guidance on when an embedded component should be separated from its host instrument and accounted for separately as a derivative. Based on this analysis, the Company believes that the put option is clearly and closely related to the debt instrument and does not meet the definition of a derivative. Accordingly, in connection with this note, the Company recorded a debt discount for (a) the original issue discount of $150,000 (b) the relative fair value of the warrants issued of $152,490 and (c) legal fees and other fees paid in connection with the note aggregating $45,018. There is no beneficial conversion feature on this Note. The debt discount shall be accreted on a straight line basis over the term of this Note. For the three and six months ended June 30, 2018, amortization of debt discount amounted to $46,334 and $46,334, respectively. At June 30, 2018 and December 31, 2017, convertible debt consisted of the following:

	June 30, 2018	December 31, 2017
Principal	$900,000	$670,000
Unamortized discount	(301,174)	-
Convertible debt, net	$598,826	$670,000

NOTE 12 – RELATED PARTY TRANSACTIONS

License Agreement with ECrent Capital Holdings Limited

On June 11, 2017, the Company entered into an Exclusivity Agreement (the “Exclusivity Agreement”) with ECrent Capital Holdings Limited (“ECrent”) the terms of which became effective on the same day. Pursuant to the Exclusivity Agreement, the Company and ECrent agreed to engage in exclusive discussions regarding a potential acquisition by the Company of ECrent and/or any of its subsidiaries or otherwise all or part of ECrent’s business and potential business cooperation between the two companies (collectively, the “Potential Transactions”) for a period of three months commencing from the date of the Exclusivity Agreement (the “Exclusive Period”). Ms. Deborah Yuen, an affiliate of YSK 1860 Co., Limited, which is a major shareholder of the Company, controls ECrent. ECrent agreed that, during the Exclusive Period, neither ECrent nor its agents, representatives or advisors will contact, solicit, discuss or negotiate with any third party with respect to any transaction relating to a transfer or pledge of securities of ECrent and/or its subsidiaries, a sale of ECrent’s business, a business cooperation or any other matters that may adversely affect the Potential Transactions or the parties’ discussion related thereto. The exclusivity period has been further extended to a period of 18 months commencing from June 20, 2018 pursuant to three amendment agreements dated September 11, 2017, January 23, 2018 and June 20, 2018.

On May 8, 2018 and amended on May 24, 2018, Sharing Economy entered into a License Agreement (the “Agreement”) with ECrent. In accordance with the terms of the Amendment, ECrent shall grant the Company an exclusive license to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until June 30, 2019. In consideration for the license, the Company granted ECrent 250,000 shares of common stock (the “Consideration Shares”), at an issue price of $1,040,000, or $4.16 per share, (based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018). Pursuant to the terms of the Agreement, ECrent shall provide a guarantee on revenue and profit of US$10,000,000 and US$1,940,000, respectively. The Consideration Shares shall be reduced on a pro rata basis if there is a shortfall in the guaranteed revenue and/or profit. In connection with this agreement, during the three and six months ended June 30, 2018, the Company recorded license fee expense of $65,000 which is included in cost of sales, and at June 30, 2018, recorded a prepaid license fee – related party of $975,000 which will be amortized over the remaining license period.

Due to related parties

Provisional Agreement with EC Assets Management Limited

On June 21, 2018, EC Assets and Golden Value Finance Limited, entered into a Provisional Agreement for purchase and sale of the entire issued share capital of Future Ocean Limited, the owner of House No. 74 Cedar Drive (also known as House B31) the Redhill Peninsula Site D No. 18 Pak Pat Shan Road Hong Kong (the “Property”). Pursuant to the agreement, EC Assets has agreed to purchase Future Ocean Limited for HKD96 million. The parties intend to negotiate in good faith to enter into a formal agreement for the purchase and sale of the Property on or before July 31, 2018. The closing is anticipated to occur on or before December 13, 2018. There is no guarantee that the transaction will be consummated. In connection with this procurement, Ms. Deborah Yuen lent the Company HKD5 million (approximately $641,025) with non-interest bearing and due on demand.

YSK 1860 Co., Limited

From time to time, during 2017 and 2018, the Company receive advances from YSK 1860 Co., Limited, who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. At June 30, 2018 and December 31, 2017, amounts due to YSK 1860 Co., Limited amounted to $580,977 and $347,589, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock issued for services

During the six months ended June 30, 2018, the Company has issued 249,070 shares as bonus to certain directors and employees for performance targets to be achieved for the year in 2018, and the Company has also issued 5,060 shares as salary and staff benefits. These shares were valued at the fair market value on the entitlement or grant date using the reported closing share price on the date of entitlement or grant. During the six months ended June 30, 2018, the Company recorded stock-based compensation expense of $878,325 and prepaid expenses of $2,782 which will be amortized over the remaining service period.

During the six months ended June 30, 2018, pursuant to consulting agreements, the Company issued an aggregate of 2,560,291 shares of common stock to 80 consultants for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. As of June 30, 2018, in connection with the issuance of the shares to consultants, the Company recorded prepaid expenses of $8,430,678 which is being amortized over the respective service period.

Additionally, the Company issued/will issue an additional 2,326,562 share of common stock to 46 consultants as follows: 2,030,730 shares between July 2018 and December 2018; 295,832 shares during year 2019, provided that these agreements are not terminated prior to the issuance of such shares. The initial fair value of these shares was valued at the fair market value on the grant or contract date using the reported closing share price on the date of contract or grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. As of June 30, 2018, there was $6,754,862 of unvested stock-based consulting fees to be recognized over the remaining service periods.

For the six months ended June 30, 2018, in connection with the above share issuances and the amortization of prepaid stock-based consulting fees from shares issued in 2017, the Company recorded stock-based consulting fees of $4,711,594.

For part of the consultancy agreements, if, on the first date when the restrictive legend on the certificate of each lot of the shares issued to the Consultant pursuant these agreements are removed and such lot of shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the Consultants for the drop in value of such lot of shares, which will be calculated by multiplying the number of Shares by the difference between the closing price and the issue price (“Shortfall”). The total maximum number of shares issued for the Shortfall of these consultancy agreements shall not exceed 286,606 Shares.

Additionally, pursuant to a two-year consulting agreement between the Company’s wholly-owned subsidiary, EC Advertising and an individual, the Company shall, within one month from the date of this Agreement (October 9, 2017), issue such number of ordinary shares of EC Advertising to the Consultant (or his nominee) so that he (or his nominee) will hold 15% of EC Advertising issued share capital as enlarged by the share issue pursuant to this agreement. Additionally, within one month after the Consultant achieves all the performance targets as outlined in the agreement, EC Advertising shall issue, or shall cause its major shareholder to transfer, such number of EC Advertising’s ordinary shares to the Consultant (or its nominee) so that he (and his nominee) will, together with the 15% issued share capital discussed above, hold a total of 49% of EC Advertising’s issued share capital as enlarged by the share issue or after the transfer (as the case may be). Performance targets include the achievement by the Company of total revenue of $10,000,000 and profit after tax of $4,000,000 during the term of the agreement.

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

On June 26, 2018, pursuant to the sub-licensing agreement entered between the Company and a related party, Ecrent Capital Holdings Limited, the Company issued 250,000 unregistered shares of its common stock valued at $1,040,000, or $4.16 per share, based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018. In connection with this agreement, during the three and six months ended June 30, 2018, the Company recorded license fee expense of $65,000 which is included in cost of sales, and at June 30, 2018, recorded a prepaid license fee – related party of $975,000 which will be amortized over the remaining license period (see Note 12).

NOTE 14 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of June 30, 2018 and December 31, 2017, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the period ended June 30, 2018. Green Power had loss since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

NOTE 15 – SEGMENT INFORMATION

During the three and six months ended June 30, 2017, the Company operated in one reportable business segments, the manufacture of textile dyeing and finishing equipment segment. During the three and six months ended June 30, 2018, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the 2017 period, all of the Company’s operations were conducted in the PRC. The Sharing Economy Segment is based in Hong Kong.

Information with respect to these reportable business segments for the three and six months ended June 30, 2018 and 2017 was as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2018	2017	2018	2017
Revenues:
Dyeing and finishing equipment	$2,517,419	$3,711,767	$5,054,925	$8,369,221
Sharing economy	52,174	-	83,195	-
	2,569,593	3,711,767	5,138,120	8,369,221
Depreciation:
Dyeing and finishing equipment	1,045,489	971,112	2,092,902	1,939,302
Sharing economy	4,425	-	8,752	-
	1,049,914	971,112	2,101,654	1,939,302
Interest expense
Dyeing and finishing equipment	92,362	35,176	122,814	74,866
Sharing economy	-	-	-	-
	92,362	35,176	122,814	74,866
Net loss
Dyeing and finishing equipment	(1,500,791)	(521,422)	(4,071,732)	(667,906)
Sharing economy	(2,610,566)	-	(3,729,969)	-
Discontinued segments	(28)	-	16,871	-
Other (a)	(1,911,296)	-	(3,104,513)	-
	$(6,022,681)	$(521,422)	$(10,889,343)	$(667,906)

	June 30, 2018	December 31, 2017
Identifiable long-lived tangible assets at June 30, 2018 and December 31, 2017 by segment
Dyeing and finishing equipment	$25,391,719	$27,805,180
Sharing economy	65,588	65,144
Other (b)	5,220,938	5,310,795
	$30,678,245	$33,181,119

	June 30, 2018	December 31, 2017
Identifiable long-lived tangible assets at June 30, 2018 and December 31, 2017 by geographical location
China	$30,612,657	$33,115,975
Hong Kong	65,588	65,144
United States	-	-
	$30,678,245	$33,181,119

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

NOTE 16 – CONCENTRATIONS

Customers

Two customers accounted for approximately 40% (28% and 12%) of the Company’s revenues for the six months ended June 30, 2018 and one customer accounted for approximately 12% of the Company’s revenues for the six months ended June 30, 2017.

No customer accounted for 10% of the Company’s total outstanding accounts receivable at June 30, 2018 and December 31, 2017.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
Supplier	2018	2017
A	-	23%
B	14%	15%
C	*	11%
D	21%	*
E	15%	*
F	11%	*

* Less than 10%.

One supplier accounted for approximately 12% of the Company’s total outstanding accounts payable at June 30, 2018. One supplier accounted for approximately 15% of the Company’s total outstanding accounts payable at December 31, 2017.

NOTE 17 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $31.8 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) for a 30% equity interest and had invested RMB 59,800,000 (approximately $9,511,000) as of June 30, 2018. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $22.3 million) for a 70% interest. Mr. Xue contributed RMB 60,000,000 (approximately $9.5 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of the date of this report, the contract had not been amended. As of June 30, 2018, Shengxin had minimal operations. For the three months ended June 30, 2018 and 2017, the Company recorded a loss on equity method investment of $73,433 and $24,456, respectively. For the six months ended June 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $145,845 and $42,811, respectively.

Litigation

On or about November 14, 2017, a complaint was filed in the United States District Court for the Eastern District of New York, captioned “Morris Ackerman v. Cleantech Solutions International, Inc.” The complaint alleged that the Company’s proxy statement, which included a proposal to amend the Company’s long-term incentive plan to provide for the grant of incentive and non-qualified options and stock grants to employees and others, did not comply with the disclosure requirements for proxy statements.  The parties reached a confidential settlement on or about December 20, 2017, and the plaintiff voluntarily dismissed the action with prejudice on or about January 2, 2018. In connection with this settlement, the Company paid $50,000.

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

Transfer agreement

On August 4, 2017, the Company’s wholly-owned subsidiary, EC Power (Global) Technology Limited (“EC Power”), entered into a Transfer Agreement (the “Transfer Agreement”) with ECoin Global Limited (“ECoin”), to purchase ECoin Redemption Codes (the “Codes”) produced by ECoin for total future consideration of $20,000,000 (the “Transfer Consideration”). In accordance with the Agreement, EC Power will market the Codes, which contain a value that enables subscribers to upload certain number of items onto ECrent’s website for rental. The Codes have a validity period of four years, and will not expire until August 3, 2021 (the “Expiry Date”). The Transfer Consideration will be paid by EC Power to ECoin in installments, with each installment payable not later than thirty days after the end of December 31 in each calendar year.

Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company. As of the date of this report, EC Power has not taken possession of any redemption codes and as of June 30, 2018, EC Power has not sold any redemption codes.

Lease agreement

On June 29, 2018, the Company’s wholly-owned subsidiary, Sharing Film International Limited, entered into a tenancy agreement for approximately 24,000 square feet in Shaw Studios, which is owned by Shaw Movie City Hong Kong Limited (“Shaw Movie City”). The initial lease term will be for one year, commencing November 1, 2018. The Company will issue new shares to Shaw Movie City to pay the up-front amounts due for rent, management fee and deposit on the spaces. The Company plans to utilize these spaces to explore and develop its film and media production and post-production business and to develop a sharing environment for the film and media production industry.

The rent of the Premises is HK$591,664 (approximately $76,000) per month, that is HK$7,099,970 per annum (approximately $910,000) for the Term. The entire sum of HK$7,099,970 (approximately $910,000) shall be payable in advance on the Handover Date without any deduction or set-off by such means and in such manner. Additionally, the Company shall pay a management fee as follows:

(i)	HK$47,207 (approximately $6,000) per month by cash in Hong Kong currency, payable in advance of each calendar month (commencing from the month of August 2018) for the Management Fee of office A;
(ii)	HK$2,994 (approximately $384) per month by cash in Hong Kong currency, payable in advance of each calendar month (commencing from the month of August 2018) for the Management Fee of flat roof;
(iii)	HK$571,061 (approximately $73,000) being 6 months’ Management Fee for office B (and balcony B) and office C (and balcony C) payable in advance by way of Allotted Shares for Payment, as defined below, in the manner pursuant to the agreement; and
(iv)	HK$95,177 (approximately $12,000) per month by cash in Hong Kong currency, payable in advance of each calendar month (commencing from the month of February 2019) for the Management Fee of office B (and balcony B) and office C (and balcony C).

Additionally, the Company is required to pay a security deposit in the amount of HK$3,137,502 (approximately $402,000) payable as follows: 1) HK$1,637,502 (approximately $210,000) by check and 2) HK$1,500,000 (approximately $192,000) by means of delivering to the Landlord the Company’s the SEII new common shares issued and allotted to and in the name of the Landlord’s nominee, at the Issue Price Per Allotted Share for Deposit, as defined below, provided that in no event shall the number of the Company’s common shares to be issued to the Landlord’s Nominee pursuant to this Agreement will exceed 19.9% of the issued and outstanding shares of the Company’s common stock based on the total issued and outstanding shares of the Company’s common stock on the date of this Agreement.

The issue price per Allotted Share for Payment is to be set and determined based on a 5-days closing average of the Company before the Shares Issued Date less 10% thereof (“Issue Price Per Allotted Share for Payment”). The issue price per Allotted Share for Deposit is to be set and determined based on a 5-days closing average of the Company before the Shares Issued Date (hereinafter called “Issue Price Per Allotted Share for Deposit”).

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

As of June 30, 2018 and December 31, 2017 and 2016, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at June 30, 2018 and December 31, 2017 were approximately $45,618,000 and $50,873,000, respectively.

NOTE 19 – SUBSEQUENT EVENTS

Shares issued or to be issued for services

From July 1, 2018 to August 10, 2018, the Company or its subsidiaries signed the consultancy service agreements with 8 consultants respectively. Each consultancy period was around eleven to twelve months. the Company agreed to pay these consultants $1,056,020 to be paid by the issuance of an aggregate of 299,101 shares as follows: 255,496 shares during the period between Jul 2018 & December 2018; 43,605 shares during Year 2019.

The initial log of shares for each service agreements was valued at the fair market value on the grant date using the reported closing share price on the date of grant. Total number of the initial log of shares for these serviced agreements is 222,525. Total value of the initial log of share is $767,527. In connection with the issuance of these shares, the Company shall record stock-based professional fees of $767,527 over the service period.

Additionally, pursuant to this consulting agreement, the Company will issue an additional 76,576 shares of common stock to these consultants, provided that these Agreement are not terminated prior to date of the issuance of these shares. The initial fair value of these shares was valued at the fair market value on the contract date using the reported closing share price on the date of grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock.

Shares issued for bonus to directors and employees

On August 1, 2018, the Company issued 177,000 shares as bonus to certain directors and employees for performance targets to be achieved for the second half of the year in 2018.

Shares issued for donation

On July 10, 2018, the Company issued 58,000 shares as donation to Ng Hong Man Educational Foundation Limited. The Foundation would use the funds raised from the donation to support and promote the delivery of education and the operation of the Foundation, to set up a co-working facility and community for training the low skill people, and to coordinate with schools and education institutes to support and promote the education of sharing economy to the teenage groups.

Shares issued in connection with Tenancy Agreement for office complex of Shaw Movie City

Sharing Film International Limited (“Sharing Film”), a wholly owned subsidiary of the Company, entered into a tenancy agreement with Shaw Movie City Hong Kong Limited (“Landlord”). The Landlord let and Sharing Film took one level of office complex of Shaw Movie City for one year commencing from 1 November 2018 renewable on a yearly basis, at an annual rental of HK$7,099,970 and a monthly management fee of HK$145,378. On July 24, 2018, the Company issued 311,357 shares as the payment for the annual rental and part of the management fee for the one year tenure and 54,777 shares as the payment of part of the tenancy deposit.

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

Currently, we focus on investing in research and development to improve our competitive position. In August 2016, we purchased the technology use right for a patent that covers ozone-ultrasonic textile dyeing equipment. We have utilized this new patent technology to develop prototypes of next generation dyeing and finishing equipment that we believe will appeal to textile manufacturers in Southeast Asia who are more likely to purchase modern equipment than our current customer base in China. We are working to develop relationships with local distributors in countries such as Cambodia and Vietnam to support our sales efforts in these markets. Our key finishing products include our after-treatment compacting machine used in the final finishing of knitted material, such as cotton, which is designed to improve the softness, reduce shrinkage and ensure better dimensional stability, and a garment washing machine for denim, which is made of stainless steel and can be customized for use by Chinese jeans manufacturers. We are also diversifying our manufacturing operations to target other industries outside of the textile industry and plan to roll out a mobile phone cover production line later this year. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. At this time, it is unclear how long these policies will remain in effect or how aggressively the Chinese government will enforce them. Shortly after the policies were announced, the banks that had previously agreed to finance this project backed out and the project is currently on hold until we are able to find another bank to supply financing or identify a buyer for the project. Should the project resume construction, we will have the priority to supply components and equipment such as: solar racking and mounting systems for the projects under the same conditions as the other vendors.

At June 30, 2018 our investment in Shengxin amounted to RMB58.0 million. Our investment in Shengxin is subject to a high degree of risk. We cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project.

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

Recently, difficult economic conditions, limited availability of credit in China and the looming trade war with the US presented numerous challenges for our business. As a result, we experienced softer demand for our low-emission airflow dyeing machines as many of our potential customers already upgraded to newer models and we believe that much of our remaining potential customer base does not have the ability to make significant capital expenditures at this time. As a result, if we are to sell our products to the smaller textile manufacturers, it may be necessary for us to design and market a cheaper machine that meets the Chinese government requirements or reduce prices which would impact both revenues and gross margin.

Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to the textile industry, environment issues and alternative energy as well as the competitiveness of Chinese textile manufacturers at a time when consumers are looking for lower prices and manufacturers are looking to produce in a country that has lower labor costs than China, all of which affects the market for our dyeing and finishing equipment. Our business is also affected by general economic conditions and we cannot assure you that we will be able to increase our revenues in the near future, if at all. For example, potential tariffs levied on Chinese textile manufacturers by the US would have a negative impact on our customers and limit their ability to purchase equipment from us. Because of the nature of our products, our customers’ projections of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Recent developments

Inspirit Studio Limited

During the period, BuddiGo, the sharing economy mobile platform developed by Inspirit Studio Limited (“Inspirit Studio”), officially launched its service to the local market in Hong Kong. Since the BuddiGo application has been launched, more than 3,200 partners became our buddies and more than 134,000 clients felt satisfied with its services. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available.

In the third quarter of 2018, BuddiGo enhanced its team with the addition of two new sales and marketing professionals as well as a new designer. The enlarged workforce will help support BuddiGo’s heightened marketing activities that will occur beginning in late August and are expected to result in significant business growth in the latter half of 2018. BuddiGo is currently working with multiple agencies on the upcoming marketing campaign which mainly focuses on promoting BuddiGo via online channels to increase reach and drive registration and conversion for both buy-side and sell-side users. Our goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. During the third quarter of 2018, we expect to register over 1,000 new users. In late 2018, BuddiGo will conduct promotional programs via multiple online channels including broadcast branding videos with local “key opinion leaders” (“KOLs”) who will help promote our services to target audiences. We anticipate between 50 to 100 transactions per day once the general public is more aware of our services.

In order to ensure the effective and efficient utilization of the mobile platform by its clients, BuddiGo will continuously review its operations and resolve technical problems as soon as reasonably practicable.

AnyWorkspace Limited

During the period, AnyWorkspace Limited (“AnyWorkspace”) focused on actively enlarging its exposure to the general public. Website traffic from new users rose 71% in the second quarter of 2018 compared to the first quarter of 2018. In addition, AnyWorkspace began exploring the commercial markets for available coworking spaces in India and anticipates that it will be able to broaden the space provider base and attract more users in this region in the coming quarter. We are currently revamping AnyWorkspace’s corporate website, www.anyworkspace.com. We expected the site to be completed in the third quarter of 2018 and anticipate significant growth in website traffic.

Moreover, AnyWorkspace began offering advertising service packages to space providers in June 2018 which we expect to enhance advertising revenue in the third quarter of 2018. We are currently building a healthy pipeline of more than 100 prospective space providers, and about 20% of which have expressed interest in taking up the advertising package. Anyworkspace plans to launch its revamped website in the third quarter which is expected to attract more advertising revenue. The new website will charge space providers for listing and advertising on AnyWorkspace.com and is optimized to create relevant content based on keywords, as well as promoting and advertising paid workspaces to attract targeted users and increase conversation rates. In anticipation of its forthcoming expansion in Southeast Asia, AnyWorkspace is proactively recruiting talent for offices in Hong Kong and Singapore. We expect the enlarged sales force and support team will help ramp up its client base and boost revenue in the second half of 2018.

3D Discovery Co. Limited

3D Discovery Co. Limited (“3D Discovery”) successfully completed a number of projects during the period. First, its “3D Virtual Tours in Hong Kong” generated about 174,000 impressions during the period and the year-to-date accumulated number of impressions produced amounted to 324,000. In addition, 3D Discovery partnered with Midland Realty, one of the largest real estate agencies in Hong Kong, to establish the “Creation 200 3D Virtual Tours.” The 3D virtual tour creation mobile application, Autocap, is under development. Autocap is a mobile application which allows users to create a virtual tour of a physical space on their own without the help of a specialized 360 camera. Instead, upon registration and download of the Autocap app, users will be sent a motorized mount that attaches to their smartphone and enables them to capture locations and produce 360 panoramic images with their smartphone. Users will be charged processing and/or hosting fees a tour is published. 3D Discovery plans on launching the iOS version by the end of the third quarter of 2018. Autocap will be rolled out in stages, with the first phase focusing on Australia, Indonesia and Japan, respectively. Additionally, the “big data” generated from the shots and images will be valuable to the analysis of users’ behavior and preferences. 3D Discovery is also actively pursuing the website and mobile application development business with its clients, which has the potential to be another major source of revenue in future.

EC Advertising Limited

Following the acquisition of BuddiGo, AnyWorkspace and 3D Discovery by the Company during the period between late 2017 and the first half year of 2018, EC Advertising Limited (“EC Advertising”) has been developing opportunities for these three platforms to attract advertisers.

During the period, we conducted a feasibility study of the advertising business in Mainland China. We concluded that it would be of the greatest benefit for us to set up a wholly-owned subsidiary in Xiamen, Fujian Province of Mainland China and expand our advertising business in this region. We are still in the process of establishing this subsidiary and anticipate it will start generating revenue in the third quarter of 2018. In order to maximize our exposure to the potential clients in Mainland China, we are developing a strategic media plan which will cover major cities in Mainland China such as Beijing, Shanghai, Guangzhou and Shenzhen. Major banks, real estate developers and consumer products manufacturers and retailers are our target clients. More importantly, our presence in Mainland China can facilitate the rollout of franchise programs of our business units, which is one of the revenue drivers for the Company.

ECrent Platform Business

In May 2018, Sharing Economy Investment Limited (“SEIL”), a wholly-owned subsidiary of SEII, entered into a License Agreement with ECrent Capital Holdings Limited (“ECrent”), regarding the grant of an exclusive and sublicensable license from ECrent to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until June 30, 2019. In consideration, SEII issued to ECrent 250,000 shares of common stock (“Consideration Shares”) at an issue price of $4.16 per share (based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018). Pursuant to the terms of the agreement, ECrent shall provide a guarantee on revenue and gross profit of US$10,000,000 and US$1,940,000, respectively. The Consideration Shares shall be reduced on a pro rata basis if there is a shortfall in the guaranteed revenue and/or profit. The Company expects to relaunch the ECrent website platform in India during the second half of 2018, with Malaysia, Singapore and other countries to follow.

In June 2018, SEIL has entered into a license agreement with ECrent regarding the grant of an exclusive and sublicensable license from ECrent to SEIL to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in North Korea. The License Agreement will be valid until December 31, 2023. In return, SEIL shall pay ECrent a maximum amount of US$1,000,000 upon satisfying the condition precedent that the gross profit generated from the corresponding business arrangement in North Korea exceeds the license fee payment, which will be determined at the expiration of the license agreement on December 31, 2023.

Film and Media Production Business

In June 2018, SEII’s wholly-owned subsidiary, EC Creative Limited (“EC Creative”), signed an exclusivity agreement with Jidam Co., Ltd. (“Jidam”), regarding the potential acquisition by EC Creative of not less than 51% of the issued share capital of Jidam and further business cooperation agreements between EC Creative and Jidam. Simultaneously, SEII’s wholly-owned subsidiary, Sharing Film International Limited (“Sharing Film”), will lease workspaces totaling about 24,000 square feet in Shaw Studios, which is currently owned by Shaw Movie City Hong Kong Limited (“Shaw Movie City”). The initial lease term will be for one year, commencing November 1st, 2018. SEII will issue new shares to Shaw Movie City to pay the up-front amounts due for rent, management fees and the deposit on the spaces. SEII plans to utilize these spaces to explore and develop its film and media production and post-production business and to develop a sharing environment for the film and media production industry.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided approximately 61% of our purchases of inventories for the six months ended June 30, 2018. Three major suppliers provided 49% of our purchases of inventories for the six months ended June 30, 2017.

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

Intangible Assets

In January 2018, in connection the acquisition of 3D Discovery and AnyWorkspace, the Company acquired their technologies. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry and the technology of AnyWorkspace covers management software for an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces.

During the period, the sharing economy mobile platform, namely BuddiGo, developed by Inspirit Studio was capitalized. The BuddiGo application has been launched since June 2018.

The Company amortizes these technologies over a term of five years.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the three and six months ended June 30, 2018 and 2017 indicated as a percentage of revenues (dollars in thousands):

	Three Months ended June 30,
	2018		2017
	Dollars	Percentage	Dollars	Percentage
Revenues	$2,570	100.0%	$3,712	100.0%
Cost of revenues	3,289	128.0%	3,269	88.1%
Gross (loss) profit	(720)	(28.0)%	443	11.9%
Operating expenses	5,143	200.2%	941	25.3%
Loss from operations	(5,863)	(228.2)%	(498)	(13.4)%
Other expense, net	(160)	(6.2)%	(24)	(0.6)%
Loss from continuing operations before provision for income taxes	(6,023)	(234.4)%	(521)	(14.0)%
Provision for income taxes	-	-	-	-
Loss from continuing operations	(6,023)	(234.4)%	(521)	(14.0)%
Gain from discontinued operations, net of income taxes	-	0.0%	-	-
Net loss	(6,023)	(234.4)%	(521)	(14.0)%
Other comprehensive loss:
Foreign currency translation adjustment	(2,952)	(114.9)%	1,088	29.3%
Comprehensive (loss) income	$(8,975)	(349.3)%	$566	15.3%

	Six Months ended June 30,
	2018		2017
	Dollars	Percentage	Dollars	Percentage
Revenues	$5,138	100.0%	$8,369	100.0%
Cost of revenues	6,217	121.0%	7,340	87.7%
Gross (loss) profit	(1,079)	(21.0)%	1,029	12.3%
Operating expenses	9,565	186.2%	1,623	19.4%
Loss from operations	(10,644)	(207.2)%	(594)	(7.1)%
Other expense, net	(262)	(5.1)%	(63)	(0.8)%
Loss from continuing operations before provision for income taxes	(10,906)	(212.3)%	(657)	(7.8)%
Provision for income taxes	-	-	11	0.1%
Loss from continuing operations	(10,906)	(212.3)%	(668)	(8.0)%
Gain from discontinued operations, net of income taxes	17	0.3%	-	-
Net loss	(10,889)	(211.9)%	(668)	(8.0)%
Other comprehensive loss:
Foreign currency translation adjustment	(902)	(17.6)%	1,583	18.9%
Comprehensive (loss) income	$(11,792)	(229.5)%	$916	10.9%

Revenues. For the three months ended June 30, 2018, revenues from the sale of dyeing and finishing equipment decreased by $1,090,000, or 29.4%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, revenues from the sale of dyeing and finishing equipment decreased by $3,314,000, or 39.6%, as compared to the six months ended June 30, 2017. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2018 and 2017 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in the 2018 period as compared to the 2017 period. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its’ current level in the near future, although declines are possible.

During the three and six months ended June 30, 2018, we recognized revenues from our sharing economy business of $52,174 and $83,195 compared to $0 for the three and six months ended June 30, 2017, respectively.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the three months ended June 30, 2018, cost of revenues was $3,289,000 as compared to $3,269,000 for the three months ended June 30, 2017, an increase of $21,000, or 0.6%. For the six months ended June 30, 2018, cost of revenues was $6,217,000 as compared to $7,341,000 for the six months ended June 30, 2017, a decrease of $1,123,000, or 15.3%.

Gross profit (loss) and gross margin. Our gross loss was approximately $(720,000) for the three months ended June 30, 2018 as compared to gross profit of $443,000 for the three months ended June 30, 2017, representing gross margins of (28.0)% and 11.9%, respectively, a decrease period over period. Our gross loss was approximately $(1,079,000) for the six months ended June 30, 2018 as compared to gross profit of $1,029,000 for the six months ended June 30, 2017, representing gross margins of (21.0)% and 12.3%, respectively, a decrease period over period. The decrease in our gross margin for the three and six months ended June 30, 2018 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and an increase in labor and raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will remain at its current levels although a decrease is possible as we try to market our equipment to the smaller textile manufactures.

Operating expenses. For the three months ended June 30, 2018, operating expenses were $5,143,000 as compared to $941,000 for the three months ended June 30, 2017, an increase of $4,203,000, or 446.8%. For the six months ended June 30, 2018, operating expenses were $9,565,000 as compared to $1,623,000 for the six months ended June 30, 2017, an increase of $7,942,000, or 489.4%. Changes in operating expenses consisted of the following:

Depreciation. Depreciation was $1,050,000 and $971,000 for the three months ended June 30, 2018 and 2017, respectively. Depreciation was $2,102,000 and $1,939,000 for the six months ended June 30, 2018 and 2017, respectively. Depreciation for the three and six months ended June 30, 2018 and 2017 was included in the following categories (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Cost of revenues	$704	$702	$1,513	$1,402
Operating expenses	346	269	589	537
Total	$1,050	$971	$2,102	$1,939

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $4,675,000 and $7,422,000 for the three and six months ended June 30, 2018, as compared to $560,000 and $868,000 for the three and six months ended June 30, 2017, an increase of $4,114,000, or 734.4% and $6,554,000, or 755.2%, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2018 and 2017 consisted of the following (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Professional fees	$3,364	$209	$5,429	$295
Payroll and related benefits	1,118	155	1,410	234
Travel and entertainment	32	50	108	78
Shipping	6	30	23	59
Intangible amortization	102	79	200	159
Director fees	34	-	69	-
Other	19	37	183	43
Total	$4,675	$560	$7,422	$868

●	Professional fees for the three and six months ended June 30, 2018 increased by $3,154,000 and $5,134,000, or 1,504.9% and 1,739.1%, as compared to the three and six months ended June 30, 2017, respectively. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $3,083,000 and $4,712,000 incurred and paid to individuals and companies which performed consulting, legal and investor relations services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, and an increase in legal service fees of approximately $110,000 and $447,000 in three and six months ended June 30, 2018, respectively.

●	Payroll and related benefits for the three and six months ended June 30, 2018 increased by $963,000 and $1,175,000, or 623.0% and 501.3%, as compared to the three and six months ended June 30, 2017, respectively. The increase was mainly attributable to an increase in employee salaries and related benefits due to the increase in new executive management in Hong Kong during the three and six months ended June 30, 2018 as compared to the comparable period in 2017, respectively. We expect that payroll and related benefits to increase in future periods.

●	Travel and entertainment expense for the three months ended June 30, 2018 decreased by $18,000, or 36.1%, as compared to the three months ended June 30, 2017, respectively. The decrease in the three months ended June 30, 2018 was primarily attributable to the cost control in travel and entertainment expense. Travel and entertainment expense for the six months ended June 30, 2018 increased by $30,000, or 37.9%, as compared to the six months ended June 30, 2017. The increase in the six months ended June 30, 2018 was primarily attributable to the increase in travel and entertainment activities related to our new business initiatives.

●	Shipping expense for the three and six months ended June 30, 2018 decreased by $24,000 and $37,000, or 81.4% and 61.9%, as compared to the three and six months ended June 30, 2017, respectively. The decrease for the three and six months ended June 30, 2018 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the three and six months ended June 30, 2017.

●	Other selling, general and administrative expenses for the three and six months ended June 30, 2018 increased by $39,000 and $250,000, or 33.6% and 123.8%, as compared to the three months ended June 30, 2017, respectively. The increase in the three and six months ended June 30, 2018 was primarily attributable to an increase in amortization for our patent we purchased in August 2016 of approximately $19,000, and intangible with goodwill we acquired in January 2018 of approximately $1,579,000. The increase in the three and six months ended June 30, 2018 was also attributable to an increase by $34,000 and $69,000 in director fee, respectively.

Research and development expenses. Research and development expenses were $125,000 and $238,000 for the three and six months ended June 30, 2018, as compared to $111,000 and $217,000 for the three and six months ended June 30, 2017, an increase of $14,000 and $21,000, or 12.5% and 9.8%, respectively.

Bad debt expense. Bad debt expense was $(2,000) and $1,316,000 for the three and six months ended June 30, 2018, as compared to $0 for the three and six months ended June 30, 2017, a decrease of $2,000 and an increase of $1,316,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

Loss from operations. As a result of the factors described above, for the three and six months ended June 30, 2018, loss from operations amounted to $5,863,000 and $10,644,000, as compared to $498,000 and $594,000 for the three and six months ended June 30, 2017, respectively.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other income. For the three and six months ended June 30, 2018, total other expense, net, amounted to $160,000 and $262,000, as compared to $24,000 and $63,000 for the three and six months ended June 30, 2017, an increase of $136,000 and $199,000, or 575.3% and 317.4%, respectively. The increase in other expense, net, was primarily attributable to losses incurred in the three and six months ended June 30, 2018 related to our equity method investment of $54,000.

Income tax provision.  Income tax expense was $0 for the three and six months ended June 30, 2018, as compared to $0 and $11,000 for the six months ended June 30, 2017, a decrease of $11,000, respectively.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $6,023,000, or $(1.65) per share (basic and diluted), for the three months ended June 30, 2018, as compared with loss from continuing operations of $521,000, or $(0.30) per share (basic and diluted), for the three months ended June 30, 2017, a change of $5,501,000, or 1,055.0%. Our loss from continuing operations was $10,906,000, or $(2.98) per share (basic and diluted), for the six months ended June 30, 2018, as compared with loss from continuing operations of $668,000, or $(0.46) per share (basic and diluted), for the six months ended June 30, 2017, a change of $10,238,000, or 1,532.9%.

Gain (loss) from discontinued operations, net of income taxes. Our loss from discontinued operations was $28, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2018, as compared with a loss from discontinued operations of $0, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2017, a change of $28. Our gain from discontinued operations was $17,000, or $0.00 per share (basic and diluted), for the six months ended June 30, 2018, as compared with a loss from discontinued operations of $0, or $(0.00) per share (basic and diluted), for the six months ended June 30, 2017, a change of $17,000.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
Gain from operations – bad debt recovery	(28)	-	16,871	-
Other expense, net	-	-	-	-
Gain from discontinued operations before income taxes	(28)		16,871	-
Income taxes	-	-	-	-
Gain from discontinued operations, net of income taxes	(28)		16,871	-
Gain on disposal of discontinued operations	-	-	-	-
Gain from discontinued operations, net of income taxes	$(28)	-	$16,871	$-

Net loss. As a result of the foregoing, our net loss was $6,023,000, or $(1.65) per share (basic and diluted), for the three months ended June 30, 2018, as compared to a net loss $521,000, or $(0.30) per share (basic and diluted), for the three months ended June 30, 2017, a change of $5,501,000, or 1,055.0%. Our net loss was $10,889,000, or $(2.98) per share (basic and diluted), for the six months ended June 30, 2018, as compared to a net loss $668,000, or $(0.46) per share (basic and diluted), for the six months ended June 30, 2017, a change of $10,221,000, or 1,530.4%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,952,000 and $902,000 for the three and six months ended June 30, 2018, as compared to a foreign currency translation gain of $1,087,000 and $1,584,000 for the three and six months ended June 30, 2017, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended June 30, 2018 of $8,975,000, compared to comprehensive gain of $566,000 for the three months ended June 30, 2017. We had comprehensive loss for the six months ended June 30, 2018 of $11,792,000, compared to comprehensive gain of $916,000 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2018 and December 31, 2017, we had cash balances of $2,164,000 and $1,019,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
Country:
United States	$22	1.1%	$67	6.6%
Hong Kong	360	16.6%	143	14.0%
China (PRC)	1,782	82.3%	809	79.4%
Total cash and cash equivalents	$2,164	100.0%	$1,019	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2017 to June 30, 2018 (dollars in thousands):

	June 30, 2018	December 31, 2017	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$28,991	$22,926	$6,065	26.5%
Total current liabilities	9,839	9,387	452	4.8%
Working capital	$19,152	$13,539	$5,613	41.5%

Our working capital increased by $5,795,000 to $19,334,000 at June 30, 2018 from $13,539,000 at December 31, 2017. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalent of $1,145,000;

●	An increase in inventories, net of reserve for obsolete inventories, of $2,101,000;

●	An increase in license fee of $975,000;

●	An increase in prepaid expenses and other current assets of $7,565,000;

●	A decrease in short-term loan of $35,000;

●	A decrease in bank acceptance notes payable of $272,000;

●	A decrease in advances from customers of $83,000;

●	A decrease in income taxes payable of $1,000; and

●	A decrease in liabilities of discontinued operations related to the sale of our subsidiary of $138,000.

Offset by:

●	An increase in accounts payable of $65,000;

●	An increase in due to related party of $874,000;

●	An increase in accrued expenses of $112,000;

●	A decrease in restricted cash of $178,000;

●	A decrease in notes receivable of $377,000;

●	A decrease in accounts receivable, net of allowance for doubtful accounts, of $3,910,000;

●	A decrease in advances to suppliers of $1,084,000; and

●	A decrease in assets of discontinued operations related to the sale of our subsidiary of $121,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was $423,000 for the six months ended June 30, 2018 as compared to net cash flow provided by operating activities of $1,610,000 for the six months ended June 30, 2017, a change of $2,033,000.

●

Net cash flow used in operating activities for the six months ended June 30, 2018 primarily reflected our net loss of $10,889,000, and add-back of non-cash items primarily consisting of depreciation of $2,102,000, amortization of intangible assets of $200,000, stock-based compensation and fees for consultants of $4,712,000, stock-based employment compensation of $878,000, a non-cash bad debt allowance of $1,316,000, a non-cash bad debt recovery of $17,000, loss on equity method investment of $146,000, amortization of debt discount of $46,334, and amortization of license fee $65,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of $2,263,000, an increase in prepaid and other current assets of $964,000, a decrease of advances from customers of $43,000 and a decrease in liabilities of discontinued operations of $136,000, offset by a decrease in notes receivable of $384,000, a decrease in accounts receivable of $2,610,000, a decrease in advances to suppliers of $1,091,000, a decrease in assets of discontinued operations of $136,000, an increase in accounts payable of $110,000, and an increase in accrued expenses of $94,000.

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

Net cash flow used in investing activities was $71,000 for the six months ended June 30, 2018 as compared to net cash flow provided by investing activities of $2,081,000 for the six months ended June 30, 2017. For the six months ended June 30, 2018, net cash flow used in purchase of property and equipment of $73,000, offset by cash received from the purchase subsidiary operations of approximately $2,000. For the six months ended June 30, 2017, net cash flow provided by investing activities of $2,081,000, which reflects the purchase of property and equipment of $14,000 and proceeds received from sale of subsidiary in cash of $2,095,000.

Net cash flow provided by financing activities was $1,561,000 for the six months ended June 30, 2018 as compared to net cash flow used in financing activities of $11,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received proceeds from convertible note of $900,000 and deducted offering costs paid by $195,000, we also received proceeds form bank loan of $706,000, advanced from related party of $874,000 and received proceeds from sale of common stock of $256,000, offset by repayments for bank loan of $706,000 and payments for the decrease in bank acceptance notes payable of $275,000. During the six months ended June 30, 2017, we received proceeds from sale of common stock of $860,000 and proceeds from related party advances of $132,000, offset by repayment of bank loans of $727,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,039	$2,039	$—	$—	$—
Bank acceptance notes payable	151	151	—	—	—
Total	$2,190	$2,190	$—	$—	$—

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the six months ended June 30, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $902,000 and unrealized foreign currency translation gain of approximately $1,584,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of June 30, 2018.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three and six months ended June 30, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and six months ended June 30, 2018 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and six months ended June 30, 2018 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: August 10, 2018	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: August 10, 2018	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer

