Form 10-Q
period 2018-09-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2018-11-13
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,537,925 shares of common stock are issued and outstanding as of November 13, 2018.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2018

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

	PART II - OTHER INFORMATION

Item 5.	Exhibits	50

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$707,101	$1,019,437
Restricted cash	91,089	272,991
Notes receivable	73,624	461,292
Accounts receivable, net of allowance for doubtful accounts	4,828,813	9,092,709
Inventories, net of reserve for obsolete inventories	5,264,334	4,553,559
Advances to suppliers	1,231,022	2,023,779
Receivable from sale of subsidiary	2,790,008	2,950,442
Prepaid license fee - related party, net	829,787	-
Prepaid expenses and other	10,798,533	2,144,624
Assets of discontinued operations	211,722	407,510

Total current assets	26,826,033	22,926,343

OTHER ASSETS:
Equity method investment	-	9,053,859
Property and equipment, net	28,541,122	33,181,119
Intangible assets, net	4,440,383	5,394,296

Total other assets	32,981,505	47,629,274

Total assets	$59,807,538	$70,555,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,202,246	$2,074,529
Bank acceptance notes payable	145,313	422,589
Convertible note payable	668,328	670,000
Accounts payable	2,244,629	2,798,590
Accrued expenses	305,425	165,749
Advances from customers	1,159,530	2,454,375
Due to related parties	2,158,404	347,589
Income taxes payable	60,031	63,483
Liabilities of discontinued operations	242,542	389,633

Total current liabilities	9,186,448	9,386,537

Long-term loan	282,605	-

Total liabilities	9,469,053	9,386,537

Commitments and contingencies (see Note 17)

EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A Preferred stock ($0.001 par value; 10,000,000 and 0 shares authorized; 0 and 0 issued and outstanding at September 30, 2018 and December 31,2017, respectively)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 7,501,304 and 2,527,720 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	7,501	2,528
Additional paid-in capital	60,839,352	40,241,172
Retained earnings	(15,154,922)	13,624,729
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	2,549,644	4,923,829
Total stockholder’s equity	50,594,167	61,144,850

Non-controlling interest	(255,682)	24,230

Total equity	50,338,485	61,169,080

Total liabilities and equity	$59,807,538	$70,555,617

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES	$2,517,201	$2,629,217	$7,655,321	$10,998,438

COST OF REVENUES	4,244,853	3,075,290	10,462,225	10,415,813

GROSS (LOSS) PROFIT	(1,727,652)	(446,073)	(2,806,904)	582,625

OPERATING EXPENSES:
Depreciation	273,555	276,940	862,303	814,654
Selling, general and administrative	5,441,960	883,809	12,863,537	1,751,669
Research and development	165,183	107,568	403,611	324,698
Bad debt expense	(30,000)	2,395,983	1,285,990	2,395,983
Impairment loss	1,922,674	-	1,922,674	-

Total operating expenses	7,773,372	3,664,300	17,338,115	5,287,004

LOSS FROM OPERATIONS	(9,501,024)	(4,110,373)	(20,145,019)	(4,704,379)

OTHER INCOME (EXPENSE):
Interest income	6,324	3,205	15,402	10,925
Interest expense	(118,894)	(33,125)	(241,708)	(107,991)
Loss on equity method investment	(8,892,458)	(39,060)	(9,038,303)	(81,871)
Foreign currency transaction gain (loss)	247	-	(1,666)	-
Other (loss) income	(67,529)	478	(68,254)	47,618

Total other expense, net	(9,072,310)	(68,502)	(9,334,529)	(131,319)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(18,573,334)	(4,178,875)	(29,479,548)	(4,835,698)

PROVISIONS FOR INCOME TAXES:
Current	-	113	-	11,196
Deferred	-	-	-	-

Total Income taxes provision	-	113	-	11,196

LOSS FROM CONTINUING OPERATIONS	(18,573,334)	(4,178,988)	(29,479,548)	(4,846,894)

DISCONTINUTED OPERATIONS:
Gain (loss) from discontinued operations, net of income taxes	(385)	(71,339)	16,486	(71,339)

(LOSS) GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(385)	(71,339)	16,486	(71,339)

NET LOSS	(18,573,719)	(4,250,327)	(29,463,062)	(4,918,233)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(377,258)	-	(683,411)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,196,461)	$(4,250,327)	$(28,779,651)	$(4,918,233)

COMPREHENSIVE (LOSS) GAIN:
Net loss	$(18,573,719)	$(4,250,327)	$(29,463,062)	$(4,918,233)
Unrealized foreign currency translation gain	(1,471,792)	1,224,249	(2,374,185)	2,807,841

Comprehensive loss	$(20,045,511)	$(3,026,078)	$(31,837,247)	$(2,110,392)

Net loss attributable to non-controlling interest	$(377,258)	$-	$(683,411)	$-
Unrealized foreign currency translation gain (loss) from non-controlling interest	-	-	-	-

Comprehensive loss attributable to common stockholders	$(19,668,253)	$(3,026,078)	$(31,153,836)	$(2,110,392)

NET (LOSS) GAIN PER COMMON SHARE:
Continuing operations - basic and diluted	$(2.56)	$(2.10)	$(8.00)	$(2.96)
Discontinued operations - basic and diluted	(0.00)	(0.04)	0.01	(0.04)

Net loss per common share - basic and diluted	$(2.56)	$(2.14)	$(7.99)	$(3.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,100,416	1,988,794	3,598,265	1,635,223

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,463,062)	$(4,918,233)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation	3,080,857	2,937,696
Amortization of intangible assets	299,373	241,464
Bad debt allowance	1,285,990	1,892,821
Bad debt recovery - discontinued operations	(16,899)	-
Impairment loss of intangible asset	1,922,674	-
Loss on equity method investment	9,038,303	81,871
Stock-based employment compensation	879,258	482,243
Stock-based professional fees	9,132,385	-
Stock-based donation	241,860	-
Amortization of debt discount	115,836	-
Amortization of license fee	210,213	-
Changes in operating assets and liabilities:
Notes receivable	382,776	(111,669)
Accounts receivable	2,449,872	(415,467)
Inventories	(1,011,749)	(1,499,147)
Prepaid and other current assets	(1,021,180)	929,997
Advances to suppliers	720,730	(1,363,517)
Assets of discontinued operations	200,197	116,061
Accounts payable	(434,324)	1,506,286
Accrued expenses	142,124	(166,965)
VAT and service taxes payable	-	(41,153)
Income taxes payable	-	(20,390)
Advances from customers	(1,226,059)	552,352
Liabilities of discontinued operations	(132,916)	(221,741)

Net cash used in operating activities	(3,203,741)	(17,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed received from acquisition	2,341	-
Proceed received from sale of subsidiary, in cash	-	2,115,842
Purchase of property and equipment	(74,466)	(86,402)

Net cash (used in) provided by investing activities	(72,125)	2,029,440

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from convertible note	900,000	-
Offering costs paid	(195,018)	-
Proceeds from bank loan	1,856,198	1,248,932
Repayments of bank loan	(1,303,941)	(1,469,332)
Decrease in bank acceptance notes payable	(268,458)	(191,014)
Advance from related party	1,810,815	351,430
Proceeds from sale of common stock, net	256,410	860,000

Net cash provided by financing activities	3,056,006	800,016

Effect of exchange rate changes	(274,378)	159,686

Net increase in cash, cash equivalents and restricted cash	(494,238)	2,971,651

Cash, cash equivalents and restricted cash - beginning of period	1,292,428	2,032,545

Cash, cash equivalents and restricted cash - end of period	$798,190	$5,004,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$88,372	$107,991
Income taxes	$-	$12,808

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants and vendors	$6,335,098	$1,083,967
Stock issued for accrued liabilities	$-	$28,400
Stock issued for future services to employees and directors	$496,654	$-
Stock issued for repayment of convertible note	$670,335	$-
Stock issued for acquisition of subsidiaries	$976,984	$-
Stock issued for prepayment of license fee - related party	$829,787	$-
Stock issued for prepayment of rental & management fee	$1,048,659	$-
Increase in prepaid expenses and other from sale of equipment	$-	$1,306,677

RECONCILIATION OF CASH,CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$1,019,437	$1,481,498
Restricted cash at beginning of period	272,991	551,047
Restricted cash included in discontinued operations at beginning of period	-	-
Total cash, cash equivalents and restricted cash at beginning of period	$1,292,428	$2,032,545

Cash and cash equivalents at end of period	$707,101	$4,774,697
Restricted cash at end of period	91,089	229,499
Restricted cash included in discontinued operations at end of period	-	-
Total cash, cash equivalents and restricted cash at ended of period	$798,190	$5,004,196

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, the Company fully impaired the value of its investment in Shengxin (See Note 6).

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

The Company’s latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.

●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.

●	EC Advertising Limited (“EC Advertising”), a company incorporated under the laws of Hong Kong on March 17, 2017 and is a wholly-owned by Sharing Economy.

●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC Assets Management Limited (“EC Assets”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC (Fly Car) Limited, a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.

●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.

●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.

●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.

●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.

●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.

●	Inspirit Studio Limited (“Inspirit Studios”), a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.

●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.

●	3D Discovery Co. Limited (“3D Discovery”), a company incorporated under the laws of Hong Kong on February 24, 2015, and 60% of its shareholdings was acquired by EC Technology on January 19, 2018.

●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is a wholly-owned by EC Creative.

●	AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.
●	Xiamen Great Media Company Limited (“Xiamen Great Media”), a company incorporated under the laws of the PRC on September 5, 2018 and is a wholly-owned by EC Advertising.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $18,574,000 and $29,463,000 for the three and nine months ended September 30, 2018. The net cash used in operations was approximately $3,204,000 for the nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 4.3% and 30.4% as compared to the three and nine months ended September 30, 2017, respectively. Additionally, the Company recorded an impairment loss of approximately $1,923,000 related to the write off of its patent use rights and in September 2018. Due to significance doubt about the status and recoverability of the Company’s equity method investment in Shengxin, the Company fully impaired the value of its investment in Shengxin (See Note 6). Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report.

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

Nasdaq Listing

On October 8, 2018, the Company received a staff deficiency notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that it has failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(c) (the “Rule”). During the period from May 11, 2017 to date, the Company entered into approximately one hundred arrangements resulting in the issuance or potential issuance of more than three million shares to officers, directors, employees, and consultants (“Equity Compensation Grants”). The Company did not receive shareholder approval for the Equity Compensation Grants, and the shares were not issued from a shareholder approval equity compensation plan. The Company submitted its plan to regain compliance (“Plan of Compliance”) on October 26, 2018. If the Plan of Compliance is accepted, Nasdaq can grant an extension of up to one hundred eighty calendar days from October 8, 2018 to evidence compliance. The Company believes that it has otherwise been compliant with its filing obligations pursuant to the Securities Exchange Act of 1934, as amended, including making all appropriate disclosures to the marketplace. The Company is currently doing everything possible to cure its deficiencies regarding the Rule.

Basis of presentation

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2018. The consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited consolidated financial statements as of December 31, 2017, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of September 30, 2018 and December 31, 2017. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

The carrying amount of the VIE’s assets and liabilities are included in the accompanying consolidated financial statements of the Company and are summarized as follows:

	September 30, 2018	December 31, 2017
Current assets
Cash	$477,767	$806,672
Accounts receivable, net	4,778,324	9,059,015
Inventory, net	5,264,334	4,553,559
Other current assets	4,799,613	5,901,119
Total current assets	15,320,038	20,320,365

Equity method investment	-	9,053,859
Property and equipment, net	28,479,902	33,115,975
Intangible assets, net	2,953,687	5,302,047

Total assets	46,753,627	67,792,246

Liabilities
Current liabilities	5,788,136	7,629,783
Intercompany payables *	13,327,345	13,855,768
Other liabilities, non-current	282,605	-

Total liabilities	19,398,086	21,485,551

Net assets	$27,355,541	$46,306,695

*	Intercompany payables are eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2018 and 2017 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At September 30, 2018 and December 31, 2017, cash balances held in PRC and Hong Kong banks of $695,214 and $952,663, respectively, are uninsured.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at September 30, 2018 and December 31, 2017.

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

At September 30, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2018		December 31, 2017
United States	$11,887	1.68%	$66,774	6.55%
Hong Kong	214,565	30.34%	142,944	14.02%
China	480,649	67.98%	809,719	79.43%
Total cash and cash equivalents	$707,101	100.00%	$1,019,437	100.00%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks in the PRC to secure bank acceptance notes payable. The Company’s restricted cash totaled $91,089 and $272,991 at September 30, 2018 and December 31, 2017, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three and nine months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $73,624 and $461,292 at September 30, 2018 and December 31, 2017, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $8,892,723 and $8,115,876, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $303,424 and $313,930 at September 30, 2018 and December 31, 2017, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,231,022 and $2,023,779 at September 30, 2018 and December 31, 2017, respectively.

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

Equity method investment

Investments in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long-term assets on the consolidated balance sheets. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented below the income tax line on the consolidated statements of operations. The Company evaluates its equity method investment whenever events or changes in circumstance indicate that the carrying amounts of such investment may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in the current period. In September 2018, the Company impaired the value of its equity method investment (See Note 6).

Impairment of long-lived assets and intangible asset

In accordance with ASC Topic 360, the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2018 and 2017, the Company did not record any impairment charges on long-lived assets. During the nine months ended September 30, 2018 and 2017, the Company recorded impairment loss on intangible asset of $1,922,674 and $0, respectively.

Advances from customers

Advances from customers at September 30, 2018 and December 31, 2017 amounted to $1,159,530 and $2,454,375, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2018 and 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $21,619 and $29,259 for the three months ended September 30, 2018 and 2017, respectively. Shipping costs totaled $44,188 and $88,491 for the nine months ended September 30, 2018 and 2017, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $71,249 and $31,412 for the three months ended September 30, 2018 and 2017, respectively. Employee benefit costs totaled $196,299 and $106,118 for the nine months ended September 30, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s dyeing and finishing machine product line. Research and development costs totaled $165,183 and $107,568 for the three months ended September 30, 2018 and 2017, respectively. Research and development costs totaled $403,611 and $324,698 for the nine months ended September 30, 2018 and 2017, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (“HKD”). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2018 and 2017 was $(274,378) and $159,686, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts at September 30, 2018 and December 31, 2017 were translated at 6.8817 RMB to $1.00 and at 6.5075 to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts at September 30, 2018 and December 31, 2017 were translated at 7.8259 HKD and 7.8128 HKD to $1.00, respectively, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the nine months ended September 30, 2018 and 2017 were 6.5187 RMB and 6.8058 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the nine months ended September 30, 2018 and 2017 was 7.8 HKD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and nine months ended September 30, 2018 and 2017. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income for basic and diluted attributable to common shareholders	$(18,196,461)	$(4,250,327)	$(28,779,651)	$(4,918,233)
From continuing operations	(18,196,076)	(4,178,988)	(28,796,137)	(4,846,894)
From discontinued operations	(385)	(71,339)	16,486	(71,339)

Weighted average common stock outstanding – basic and diluted	7,100,416	1,988,794	3,598,265	1,635,223

Net (loss) income per share of common stock
From continuing operations – basic and diluted	$(2.56)	$(2.10)	$(8.00)	$(2.96)
From discontinued operations – basic and diluted	(0.00)	(0.04)	0.01	(0.04)
Net loss per common share – basic and diluted	$(2.56)	$(2.14)	$(7.99)	$(3.00)

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

Comprehensive (loss) income

Comprehensive loss (income) is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

The results of operations from Fulland Wind and petroleum and chemical equipment segment for the three and nine months ended September 30, 2018 and 2017 have been classified to the loss from discontinued operations line on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss presented herein.

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017 is set forth below.

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Accounts receivable, net	$12,785	$33,646
Advances to suppliers	-	144,583
Prepaid expenses and other	198,937	229,281
Total current assets	211,722	407,510
Total assets	$211,722	$407,510
Liabilities:
Current liabilities:
Accounts payable	$242,542	$387,887
Accrued expenses and other liabilities	-	1,746
Total current liabilities	242,542	389,633
Total liabilities	$242,542	$389,633

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
Cost of revenues		31,652		31,652
Gross loss		(31,652)		(31,652)
Operating (expenses) income	(385)	(39,687)	16,486	(39,687)
(Loss) income from operations	(385)	(71,339)	16,486	(71,339)
Other income, net	-	-	-	-
(Loss) gain from discontinued operations, net of income taxes	$(385)	$(71,339)	$16,486	$(71,339)

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$13,721,536	$17,208,585
Less: allowance for doubtful accounts	(8,892,723)	(8,115,876)
	$4,828,813	$9,092,709

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 5 – INVENTORIES

At September 30, 2018 and December 31, 2017, inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$1,563,017	$998,751
Work-in-process	1,898,527	2,629,570
Finished goods	2,106,214	1,239,168
	5,567,758	4,867,489
Less: reserve for obsolete inventories	(303,424)	(313,930)
	$5,264,334	$4,553,559

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the nine months ended September 30, 2018 and 2017, the Company did not increase its reserve for obsolete inventory.

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) and had invested RMB 59.8 million (approximately $9,511,000 at September 30, 2018), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $22.3 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.5 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $31.8 million). Mr. Xue had advised Dyeing that he anticipated that he will fund the remaining RMB 80,000,000 (approximately $12.7 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested. As of September 30, 2018, no changes have been made to such contract.

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

In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. At September 30, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $48,000, $16.3 million and $14,000, respectively, and had no liabilities. At December 31, 2017, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $17.3 million and $615,000 and $5,000, respectively, and had no liabilities.

In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, the Company fully impaired the value of its investment in Shengxin in the amount of $8,835,834 which is included in the Company’s share of Shengxin losses on the accompanying consolidated statements of operations. For the three months ended September 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $56,624 and $39,060, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $202,469 and $81,871, respectively. For the three and nine months ended September 30, 2018, the total loss on equity method investment in Shengxin were $8,892,458 and $9,038,303, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful life	September 30, 2018	December 31, 2017
Office equipment and furniture	5 years	$85,252	$71,120
Manufacturing equipment	5 - 10 years	32,617,253	34,419,653
Vehicles	5 years	243,712	253,564
Building and building improvements	5 - 20 years	21,329,517	22,556,026
Manufacturing equipment in progress	-	3,458,448	3,657,936
Construction in progress	-	1,563,567	1,652,859
		59,297,749	62,611,158
Less: accumulated depreciation		(30,756,627)	(29,430,039)
		$28,541,122	$33,181,119

For the three months ended September 30, 2018 and 2017, depreciation expense amounted to $979,203 and $998,394, respectively, of which $705,648 and $721,042, respectively, was included in cost of revenues, and the remainder was included in operating expenses. For the nine months ended September 30, 2018 and 2017, depreciation expense amounted to $3,080,857 and $2,937,696, respectively, of which $2,218,554 and $2,123,042, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At September 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	Useful life	September 30, 2018	December 31, 2017
Land use rights	45 - 50 years	$3,923,565	$4,149,181
Patent use rights	10 years	-	2,458,701
Other intangible assets	3 - 5 years	1,529,867	92,249
Goodwill	-	53,143	-
		5,506,575	6,700,131
Less: accumulated amortization		(1,066,192)	(1,305,835)
		$4,440,383	$5,394,296

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2019	$565,996
2020	565,996
2021	529,522
2022	103,743
2023	97,795
Thereafter	2,524,187
$4,387,240

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right.

In August 2016, the Company purchased a patent technology use right, value at RMB16,000,000, for a ten-year term from a third party. This patent covers ozone-ultrasonic textile dyeing equipment. The Company amortizes the exclusive patent use right over a term of ten years. Given the current poor market conditions for dying machine industry, customers are either getting shut down for environmental reasons or moving to south east Asia, raw material prices are increasing rapidly, labor cost and related benefit expenses increasing a lot as well, which credit market is extremely tight. The Company believes that the ultra-ozone patent will probably not yield the expecting value. On September 30, 2018, the Company decided to impair the net book value of this patent and recorded an impairment loss of $1,922,674.

In January 2018, in connection the acquisition of 3D Discovery and AnyWorkspace, the Company acquired their technologies valued at $754,495 and $682,411 respectively. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. The technology of AnyWorkspace covers management software for an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces. Additionally. during the nine months ended September 30, 2018, Inspirit Studio developed its sharing economy mobile platform, namely BuddiGo, and capitalized costs amounting to $88,983. The BuddiGo application was launched in June 2018. The Company amortizes these technologies over a term of five years.

For the three months ended September 30, 2018 and 2017, amortization of intangible assets amounted to $99,177 and $82,104, respectively. For the nine months ended September 30, 2018 and 2017, amortization of intangible assets amounted to $299,373 and $241,464, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At September 30, 2018 and December 31, 2017, short-term bank loans consisted of the following:

	September 30, 2018	December 31, 2017
Loan from Bank of China, due on December 4, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	$363,282	$384,172
Loan from Bank of China, due on December 6, 2018 with annual interest rate of 6.09%, secured by certain assets of the Company	363,282	384,172
Loan from Bank of Wuxi Nongshuang, due on April 25, 2018 with annual interest rate of 5.87%, secured by certain assets of the Company	-	691,510
Loan from Bank of Wuxi Nongshuang, due on February 22, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	653,909	-
Loan from Bank of Communication, due on September 20, 2019 with annual interest rate of 5.85%, secured by certain assets of the Company	-	614,675
Loan from Bank of Communication, due on September 25, 2018 with annual interest rate of 5.85%, secured by certain assets of the Company	581,252
Loan from Zhongli International Finance Corporation, credit line of RMB4,500,000 (approximately $653,908), with a security deposit of RMB900,000 (approximately $130,782) which will be returned in 36 months, monthly installment of RMB210,000 (approximately $30,516) in the 1st – 12th month; RMB138,000 (approximately $20,053) in the 13th - 24th month; RMB98,000 (approximately $14,241) in the 25st – 36th month; secured by certain assets of the Company *	240,521	-
Total short-term bank loans	$2,202,246	$2,074,529

* Long-term bank loans represent amounts due to various banks that are due more than one year. Long-term portion of loan from Zhongli International Finance Corporation is $282,605 as of September 30, 2018.

Minimum 36-month installments under the loan agreement are as follows:

12-month periods ending September 30,	Amount
2019	$366,189
2020	240,638
2021	170,888
Total minimum loan payments	777,715
Less: amount representing interest	(123,807)
Less: security deposit due	(130,782)
Present value of net minimum loan payment	523,127
Less: current portion	240,521
Long-term portion	$282,605

Interest related to the short-term bank loans, which was $26,892 and $33,125 for the three months ended September 30, 2018 and 2017, and $88,372 and $107,991 for the nine months ended September 30, 2018 and 2017, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At September 30, 2018 and December 31, 2017, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2018	December 31, 2017
Bank of China, non-interest bearing, due on June 25, 2018, collateralized by 100% of restricted cash deposited	$-	$115,252
Bank of Communication, non-interest bearing, due on March 24, 2018, collateralized by 100% of restricted cash deposited	-	307,337
Bank of Communication, non-interest bearing, due on December 26, 2018, collateralized by 100% of restricted cash deposited	145,313	-
Total	$145,313	$422,589

NOTE 11 – CONVERTIBLE NOTE PAYABLE

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

Securities purchase agreement and related convertible note and warrants

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Iliad Research and Trading, L.P. (the “Investor”) pursuant to which the Investor purchased a Convertible Promissory Note (the “Iliad Note”) in the original principal amount of $900,000, convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Iliad Note, and a two year Warrant to purchase 134,328 shares of Common Stock at an exercise price of $7.18 per share (the “Warrant”). In connection with the Iliad Note, the Company paid an original issue discount of $150,000 and paid issuance costs of $45,018 which will be reflected as a debt discount and amortized over the Iliad Note term. The Iliad Note bears interest at 10% per annum, is unsecured, and is due on the date that is fifteen months from May 2, 2018. The warrants shall expire on the last calendar day of the month in which the second anniversary of the Issue Date occurs.

If the Company exercises its right to prepay this Iliad Note, the Company shall make payment to Investor of an amount in cash equal to 125% multiplied by the then Outstanding Balance of this Iliad Note.

The Investor has the right at any time after May 2, 2018 until the Outstanding Balance has been paid in full to convert (each instance of conversion is referred to herein as a (“Lender Conversion”) all or any part of the Outstanding Balance into shares (“Lender Conversion Shares”) of fully paid and non-assessable common stock, $0.001 par value per share (“Common Stock”), of the Company as per the following conversion formula:

●	the number of Lender Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Lender Conversion Price (as defined below). All Investor Conversions shall be cashless and not require further payment from the Investor. Subject to adjustment as set forth in this Iliad Note, the price at which Investor has the right to convert all or any portion of the Outstanding Balance into Common Stock is $6.70 per share of Common Stock (the “Lender Conversion Price”).

Beginning on the date that is six months after May 2, 2018, (the “Redemption Start Date”), Investor shall have the right, exercisable at any time in its sole and absolute discretion, to redeem all or any portion of the Iliad Note (such amount, the “Redemption Amount”) by providing the Company with a redemption notice, and each date on which Lender delivers a redemption notice. Payments of each Redemption Amount may be made (a) in cash, or (b) by converting such Redemption Amount into shares of Common Stock (“Redemption Conversion Shares”, and together with the Lender Conversion Shares, the “Conversion Shares”) (each, a “Redemption Conversion”) per the following formula: the number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the Redemption Conversion Price (as defined below), or (c) by any combination of the foregoing. Notwithstanding the foregoing, Borrower will not be entitled to elect a Redemption Conversion with respect to any portion of any applicable Redemption Amount and shall be required to pay the entire amount of such Redemption Amount in cash within thirty days, if (a) on the applicable Redemption Date there is an Equity Conditions Failure as defined in the Iliad Note, and such failure is not waived in writing by the Investor; or (b) the Redemption Conversion Price is below the Conversion Price Floor and the Company does not agree to waive the Conversion Price Floor. The Investor agrees to redeem at least the Minimum Redemption Amount in each thirty-day period following the Redemption Start Date. The Investor also agrees not to redeem more than the Minimum Redemption Amount in any thirty-day period following the Redemption Start Date in which the Redemption Conversion Price is less than the Conversion Floor Price.

Subject to the adjustments set forth herein, the conversion price for each Redemption Conversion (the “Redemption Conversion Price”) shall be the lesser of (a) the Lender Conversion Price, and (b) the Market Price; provided, however, in no event shall the Redemption Conversion Price be less than $2.00 per share (“Conversion Price Floor”).

This debt instrument includes embedded components including a put option. The Company evaluated these embedded components to determine whether they are embedded derivatives within the scope of ASC 815 that should be separately carried at fair value. ASC 815-15-25-1 provides guidance on when an embedded component should be separated from its host instrument and accounted for separately as a derivative. Based on this analysis, the Company believes that the put option is clearly and closely related to the debt instrument and does not meet the definition of a derivative. Accordingly, in connection with this Iliad Note, the Company recorded a debt discount for (a) the original issue discount of $150,000 (b) the relative fair value of the warrants issued of $152,490 and (c) legal fees and other fees paid in connection with the Iliad Note aggregating $45,018. There is no beneficial conversion feature on this Iliad Note. The debt discount shall be accreted on a straight line basis over the term of this Iliad Note. At September 30, 2018 and December 31, 2017, convertible debt consisted of the following:

	September 30, 2018	December 31, 2017
Principal	$900,000	$670,000
Unamortized discount	(231,672)	-
Convertible debt, net	$668,328	$670,000

For the three months ended September 30, 2018, amortization of debt discount and accrued interest amounted to $69,502 and $22,500, respectively. For the nine months ended September 30, 2018, amortization of debt discount and accrued interest amounted to $115,836 and $37,500, respectively.

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

On May 8, 2018, amended on May 24, 2018 and amended on August 30, 2018, Sharing Economy entered into a License Agreement (the “Agreement”) with ECrent. In accordance with the terms of the Amendment, ECrent shall grant the Company an exclusive license to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until December 31, 2019. In consideration for the license, the Company granted ECrent 250,000 shares of common stock (the “Consideration Shares”), at an issue price of $1,040,000, or $4.16 per share, (based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018). Pursuant to the terms of the Agreement, ECrent shall provide a guarantee on revenue and profit of $13,000,000 and $2,522,000, respectively. The Consideration Shares shall be reduced on a pro rata basis if there is a shortfall in the guaranteed revenue and/or profit. In connection with this agreement, during the three and nine months ended September 30, 2018, the Company recorded license fee expense of $145,213 and $210,213, respectively, which is included in cost of sales, and at September 30, 2018, recorded a prepaid license fee – related party of $829,787 which will be amortized over the remaining license period.

Due to related parties

Provisional Agreement with EC Assets Management Limited

On June 21, 2018, EC Assets and Golden Value Finance Limited, entered into a Provisional Agreement for purchase and sale of the entire issued share capital of Future Ocean Limited, the owner of House No. 74 Cedar Drive (also known as House B31) the Redhill Peninsula Site D No. 18 Pak Pat Shan Road Hong Kong (the “Property”). Pursuant to the agreement, EC Assets has agreed to purchase Future Ocean Limited for HKD96 million. The parties intend to negotiate in good faith to enter into a formal agreement for the purchase and sale of the Property and close on or before December 31, 2018.There is no guarantee that the transaction will be consummated. In connection with this procurement, Ms. Deborah Yuen lent the Company HKD9.6 million (approximately $1,230,769) with non-interest bearing and due on demand as of September 30, 2018.

YSK 1860 Co., Limited

From time to time, during 2017 and 2018, the Company receive advances from YSK 1860 Co., Limited, who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. At September 30, 2018 and December 31, 2017, amounts due to YSK 1860 Co., Limited amounted to $927,635 and $347,589, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred stock designated

On September 7, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Series A Preferred Stock (the “Designation”). The Designation authorized 10,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall be convertible into one (1) share of the Company’s common stock, at the option of the holder, on or after the date and subject to the conditions set forth in the Designation.

Common stock issued for services

During the nine months ended September 30, 2018, the Company has issued 426,870 shares as bonus to certain directors, employees and consultants for performance targets to be achieved for the year in 2018, and the Company has also issued 5,610 shares as salary and staff benefits. These shares were valued at the fair market value on the entitlement or grant date using the reported closing share price on the date of entitlement or grant. During the nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $879,258 and prepaid expenses of $496,654 which will be amortized over the remaining service period.

During the nine months ended September 30, 2018, pursuant to consulting and service agreements, the Company issued an aggregate of 3,422,120 shares of common stock to 94 consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. As of September 30, 2018, in connection with the issuance of the shares to consultants and vendors, the Company recorded prepaid expenses of $7,159,087 which is being amortized over the respective service period.

Additionally, the Company issued/will issue an additional 1,595,025 share of common stock to 36 consultants and vendors as follows: 1,255,588 shares between October 2018 and December 2018; 339,437 shares during year 2019, provided that these agreements are not terminated prior to the issuance of such shares and subject to the approval and execution of the Plan of Compliance currently under review by the Nasdaq. The initial fair value of these shares was valued at the fair market value on the grant or contract date using the reported closing share price on the date of contract or grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant or vendor. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. As of September 30, 2018, there was $2,633,897 of unvested stock-based consulting and service fees to be recognized over the remaining service periods.

In October 2018, the Company mutually agreed or terminated the consulting and service agreements of 6 consultants and vendors. Both parties forgo their respective rights as stated in the agreements, the Company has no obligation to issue in aggregate of 614,929 shares in effect.

For the nine months ended September 30, 2018, in connection with the above share issuances and the amortization of prepaid stock-based consulting and service fees from shares issued in 2017, the Company recorded stock-based consulting and service fees of $9,132,385

For part of the consultancy agreements, if, on the first date when the restrictive legend on the certificate of each lot of the shares issued to the consultant/vendor pursuant these agreements are removed and such lot of shares becomes freely tradeable in the NASDAQ Capital Market without restriction, the closing price of the shares drops below the issue price, the Company will compensate the consultants and vendors for the drop in value of such lot of shares, which will be calculated by multiplying the number of Shares by the difference between the closing price and the issue price (“Shortfall”). The total maximum number of shares issued for the Shortfall of these consultancy agreements shall not exceed 291,169 Shares.

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

On June 26, 2018, pursuant to the sub-licensing agreement entered between the Company and a related party, Ecrent Capital Holdings Limited, the Company issued 250,000 unregistered shares of its common stock valued at $1,040,000, or $4.16 per share, based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018. In connection with this agreement, during the three and nine months ended September 30, 2018, the Company recorded license fee expense of $145,213 and $210,213, respectively, which is included in cost of sales, and at September 30, 2018, recorded a prepaid license fee – related party of $829,787 which will be amortized over the remaining license period (see Note 12).

Shares issued for donation

On July 10, 2018, the Company issued 58,000 shares as donation to Ng Hong Man Educational Foundation Limited. The Foundation would use the funds raised from the donation to support and promote the delivery of education and the operation of the Foundation, to set up a co-working facility and community for training the low skill people, and to coordinate with schools and education institutes to support and promote the education of sharing economy to the teenage groups. These shares were valued at $241,860, or $4.17 per share, based on the quoted market price of the Company’s common stock on the donation date. In connection with this donation, during the three and nine months ended September 30, 2018, the Company recorded donation expense of $241,860 and $241,860, respectively, which is included in operating expenses.

Shares issued in connection with Tenancy Agreement for office complex of Shaw Movie City

Sharing Film International Limited (“Sharing Film”), a wholly owned subsidiary of the Company, entered into a tenancy agreement with Shaw Movie City Hong Kong Limited (“Landlord”). The Landlord let and Sharing Film took one level of office complex of Shaw Movie City for one year commencing from 1 November 2018 renewable on a yearly basis. On July 24, 2018, the Company issued 311,357 shares as the payment for the annual rental and part of the management fee for the one year tenure and 54,777 shares as the payment of part of the tenancy deposit. During the nine months ended September 30, 2018, the Company recorded stock-based rental and management fee of $26,773 and prepaid expenses of $1,048,659 which will be amortized over the remaining service period. The fair value of the tenancy deposit was valued at $189,185.

NOTE 14 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of September 30, 2018 and December 31, 2017, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the period ended September 30, 2018. Green Power had loss since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

NOTE 15 – SEGMENT INFORMATION

During the three and nine months ended September 30, 2017, the Company operated in one reportable business segments, the manufacture of textile dyeing and finishing equipment segment. During the three and nine months ended September 30, 2018, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the 2017 period, all of the Company’s operations were conducted in the PRC. The Sharing Economy Segment is based in Hong Kong.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2018	2017	2018	2017
Revenues:
Dyeing and finishing equipment	$2,444,437	$2,629,217	$7,499,362	$10,998,438
Sharing economy	72,764	-	155,959	-
	2,517,201	2,629,217	7,655,321	10,998,438
Depreciation:
Dyeing and finishing equipment	974,745	955,944	3,067,647	2,895,246
Sharing economy	4,458	-	13,210	-
	979,203	955,944	3,080,857	2,895,246
Interest expense
Dyeing and finishing equipment	26,892	33,125	88,372	107,991
Sharing economy	92,002	-	153,336	-
	118,894	33,125	241,708	107,991
Net loss
Dyeing and finishing equipment	(13,293,023)	(4,158,877)	(17,364,755)	(4,826,783)
Sharing economy	(4,319,404)	(20,111)	(8,049,373)	(20,111)
Discontinued segments	(385)	(71,339)	16,486	(71,339)
Other (a)	(960,907)	-	(4,065,420)	-
	$(18,573,719)	$(4,250,327)	$(29,463,062)	$(4,918,233)

	September 30, 2018	December 31, 2017
Identifiable long-lived tangible assets at September 30, 2018 and December 31, 2017 by segment
Dyeing and finishing equipment	$23,457,887	$27,805,180
Sharing economy	61,220	65,144
Other (b)	5,022,015	5,310,795
	$28,541,122	$33,181,119

	September 30, 2018	December 31, 2017
Identifiable long-lived tangible assets at September 30, 2018 and December 31, 2017 by geographical location
China	$28,479,902	$33,115,975
Hong Kong	61,220	65,144
United States	-	-
	$28,541,122	$33,181,119

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

NOTE 16 – CONCENTRATIONS

Customers

Three customers accounted for approximately 45% (18%, 16% and 11%) of the Company’s revenues for the nine months ended September 30, 2018 and one customer accounted for approximately 10% of the Company’s revenues for the nine months ended September 30, 2017.

No customer accounted for 10% of the Company’s total outstanding accounts receivable at September 30, 2018 and December 31, 2017.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
Supplier	2018	2017
A	-	22%
B	14%	12%
C	29%	*
D	18%	*
E	15%	*

*	Less than 10%.

No supplier accounted for approximately 10% of the Company’s total outstanding accounts payable at September 30, 2018. One supplier accounted for approximately 13% of the Company’s total outstanding accounts payable at December 31, 2017.

NOTE 17 – COMMITMENT AND CONTINGENCIES

Equity investment commitment

On December 26, 2016, Dyeing made an equity investment with one unrelated company in Shengxin, a newly-formed entity which plans to develop, construct and maintain photovoltaic power generation projects in China. Shengxin’s total registered capital is RMB 200 million (approximately $31.8 million). Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) for a 30% equity interest and had invested RMB 59,800,000 (approximately $9,511,000) as of September 30, 2018. Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $22.3 million) for a 70% interest. Mr. Xue contributed RMB 60,000,000 (approximately $9.5 million), and he advised Dyeing that he anticipates that he will fund the balance of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each sides’ equity interest to reflect the amount of capital each side has actually invested. As of the date of this report, the contract had not been amended.  In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, the Company fully impaired the value of its investment in Shengxin in the amount of $8,835,834. Additionally, for the three months ended September 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $56,624 and $39,060, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $202,469 and $81,871, respectively.

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

Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company. As of the date of this report, EC Power has not taken possession of any redemption codes and as of September 30, 2018, EC Power has not sold any redemption codes.

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

The Company issued new shares to pay the up-front amounts due for rent, management fee and deposit on the spaces (see note 13) during the period.

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

As of September 30, 2018 and December 31, 2017 and 2016, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at September 30, 2018 and December 31, 2017 were approximately $30,843,000 and $50,873,000, respectively.

NOTE 19 – SUBSEQUENT EVENTS

Acquisition of 60% interest in Gagfare Limited

On August 17, 2018, SEIL has entered into a Sale and Purchase Agreement (the “Agreement”) with the shareholder of Gagfare Limited (“Gagfare”), to acquire 60% ownership of Gagfare. SEIL will acquire 60% of Gagfare for US$3.6 million, which shall be satisfied by the allotment and issuance of 1,176,087 preferred shares of the Company at a price of $3.061 per share. Gagfare is an online platform enabling travelers to search flights directly with over 500 airlines globally, allowing them to get the best-value airfare for their desired flight and secure a confirmed, impartial best airfare on their desired flight instantly.

The acquisition has not yet been completed subject to certain conditions as stipulated in the Agreement, and the expiration date has been extended from October 18, 2018 to January 18, 2019 by mutual agreement of both parties.

Redemption of common shares of the Iliad Note

On November 8, 2018, the Company converted an aggregate of $27,811 and $47,189 outstanding principal and interest of the Iliad Note, respectively, into 36,621 shares of its common stock (see Note 11).

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

We design and produce airflow dyeing machines, which use air instead of water. Water is used in the traditional dyeing process. We believe that our air-flow technology, which is designed to enable users to meet the stricter environmental standards, results in reduced input costs, fewer wrinkles, less damage to the textile, and reduced emissions. Historically, the Chinese government’s mandate to phase out older machinery in China’s textile industry that does not meet the new environmental standards has benefitted us. However, in recent years, challenging economic conditions, increases in raw materials prices and the Chinese government’s more aggressive stance toward shutting down factories, including textile manufacturers, that are not compliant with emission standards, have adversely impacted our dyeing and finishing businesses. Due to rising production costs, many other textile manufacturers are closing or relocating to other countries outside of China in Southeast Asia.

In an effort to improve our product offering and appeal to textile manufacturers outside of our current customer base in China, we have developed prototypes of next generation dyeing and finishing equipment utilizing a patent we purchased in August 2016 that covers ozone-ultrasonic textile dyeing equipment. Up to this point, we have yet to generate any revenues from this new prototype. Due to the challenging conditions facing our customers, increasing raw materials prices and labor costs, we believe that the patent is unlikely to yield significant value to the Company. As a result, we have taken a $1.9 million impairment loss on this asset during the third quarter of 2018. We are also diversifying our manufacturing operations to target other industries outside of the textile industry and plan to complete construction a mobile phone cover production line later this year and begin production in the first quarter of 2019. We are actively exploring other new ventures and opportunities that could contribute to our business in the future. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) and had invested RMB 59.8 million (approximately $9,511,000 at September 30, 2018), for which it received a 30% interest, and Mr. Xue had a commitment to invest RMB 140,000,000 (approximately $22.3 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.5 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $31.8 million). Mr. Xue had advised Dyeing that he anticipated that he will fund the remaining RMB 80,000,000 (approximately $12.7 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested. As of September 30, 2018, no changes have been made to such contract.

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

In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. At September 30, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $48,000, $16.3 million and $14,000, respectively, and had no liabilities. At December 31, 2017, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $17.3 million and $615,000 and $5,000, respectively, and had no liabilities. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of $8,835,834. Additionally, for the three months ended September 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $56,624 and $39,060, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s share of Shengxin’s net loss were $202,469 and $81,871, respectively.

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

Recently, difficult economic conditions, limited availability of credit in China and trade tensions with the US presented numerous challenges for our business. As a result, we experienced softer demand for our low-emission airflow dyeing machines as many of our potential customers already upgraded to newer models and we believe that much of our remaining potential customer base does not have the ability to make significant capital expenditures at this time. As a result, if we are to sell our products to the smaller textile manufacturers, it may be necessary for us to design and market a cheaper machine that meets the Chinese government requirements or reduce prices which would impact both revenues and gross margin.

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

Recent developments

Inspirit Studio Limited

During the period, BuddiGo, the sharing economy mobile platform developed by Inspirit Studio Limited (“Inspirit Studio”), continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During the period, BuddiGo conducted promotional programs via multiple online channels including broadcast branding videos with local “key opinion leaders” (“KOLs”) who will help promote our services to target audiences. During the third quarter of 2018, over 1,000 individuals have officially registered as sell-side buddies, who completed 20-30 delivery orders on daily basis. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients.

In the third quarter of 2018, BuddiGo enhanced its team with the addition of two new sales and marketing professionals as well as a new designer. The enlarged workforce helped support BuddiGo’s heightened marketing activities which started from late August and are expected to result in significant business growth in the latter half of 2018. BuddiGo is currently working with multiple agencies on the upcoming marketing campaign which mainly focuses on promoting BuddiGo via online channels to increase reach and drive registration and conversion for both buy-side and sell-side users. Our goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

AnyWorkspace Limited

During the period, AnyWorkspace Limited (“AnyWorkspace”) focused on actively enlarging its exposure to the general public. Website traffic from new users rose 44% in the third quarter of 2018 compared to the second quarter of 2018. In addition, AnyWorkspace started showing positive traction in India as space providers from New Delhi and Gurgaon have signed partnership agreements with us. We are currently revamping AnyWorkspace’s corporate website, www.anyworkspace.com. We expected the website upgrade to be completed in the fourth quarter of 2018 and anticipate significant growth in website traffic. AnyWorkspace will also focus on digital marketing activities for its market expansion plans when there is available cash flow or funds from investors.

3D Discovery Co. Limited

3D Discovery Co. Limited (“3D Discovery”) successfully completed a number of projects during the period. First, its “3D Virtual Tours in Hong Kong” generated about 211,200 impressions during the period and the year-to-date accumulated number of impressions produced roughly amounted to 1,100,000. In addition, 3D Discovery partnered with Midland Realty, one of the largest real estate agencies in Hong Kong, to establish the “Creation 200 3D Virtual Tours.” The 3D virtual tour creation mobile application, Autocap, is under development. Autocap is a mobile application which allows users to create a virtual tour of a physical space on their own without the help of a specialized 360 camera. Instead, upon registration and download of the Autocap app, users will be sent a motorized mount that attaches to their smartphone and enables them to capture locations and produce 360-degree panoramic images with their smartphone. Users will be charged processing and/or hosting fees once a tour is published. Due to unstable and uncertain market situations in the economy and property markets caused by the trade tensions between the US and China, 3D Discovery has delayed the product development and launch of the new platform. 3D Discovery plans on launching the iOS version by the end of the first half of 2019. Autocap will be rolled out in stages, with the first phase focusing on Australia, Indonesia and Japan, respectively. Additionally, the “big data” generated from the shots and images will be valuable to the analysis of users’ behavior and preferences. Regarding the website and mobile app development business, the total accumulated contract value of around USD278,000 has been recorded during the period. All these projects are expected to be completed within the fourth quarter of 2018.

EC Advertising Limited

Following the acquisition of BuddiGo, AnyWorkspace and 3D Discovery by the Company during the period between late 2017 and the first half year of 2018, EC Advertising Limited (“EC Advertising”) has been developing opportunities for these three platforms to attract advertisers.

During the period, we established a wholly-owned subsidiary in Xiamen, Fujian Province of Mainland China, which is intended to cover our advertising business in this region. We started meeting with a number of potential clients there and anticipate that this advertising company will confirm with them several marketing campaigns which will be launched during the period between Christmas in 2018 and Chinese New Year in 2019. In order to maximize our exposure to the potential clients in Mainland China, we are developing a strategic media plan which will cover major cities in Mainland China such as Beijing, Shanghai, Guangzhou and Shenzhen. Major banks, real estate developers and consumer products manufacturers and retailers are our target clients. More importantly, our presence in Mainland China can facilitate the rollout of franchise programs of our business units, which is one of the revenue drivers for the Company.

ECrent Platform Business

In August 2018, Sharing Economy Investment Limited (“SEIL”), a wholly-owned subsidiary of SEII, has entered into a License Agreement with Ecrent Capital Holdings Limited (“ECRENT”), regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in United Kingdom, Germany, France, Poland, Switzerland, Netherlands, Denmark, Russia, Italy, Spain, Portugal and Greece. In return, SEII shall issue to ECRENT 360,000 shares of restricted common stock. Closing of this transaction was conditioned on various conditions, including receipt of all necessary regulatory approvals. On October 9, 2018, the agreement was terminated by the parties, who have agreed to forego their respective rights under the agreement.

In September 2018, SEIL has amended the terms of the License Agreement, which was originally entered into on May 8, 2018 and amended on May 24, 2018, with Ecrent Capital Holdings Limited (“ECRENT”), regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea. According to the latest amendment, ECRENT will guarantee that the operation of its related websites, mobile applications and business services will contribute revenue of US$13,000,000 (increased from US$10,000,000 according to the previously amended agreement) and gross profit of US$2,522,000 (up from US$1,940,000 as stated on the previously amended agreement) from the closing date of the License Agreement through December 31, 2019 (extended from June 30, 2019 per the previously amended agreement).

In August, SEIL has entered into a License Agreement with PTI Corporation (“PTI”), that sublicenses SEIL’s exclusive license with Ecrent Capital Holdings Limited (“ECRENT”) to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in South Korea. In return, PTI shall pay to SEIL $230,000 (“Consideration”). The License Agreement will be effective on September 1, 2018 through December 31, 2019. In addition, if the aggregate revenue during the period exceeds the Consideration, SEIL shall receive 30% of the difference between the aggregate revenue and the Consideration. During the third quarter of 2018, PTI commenced prelaunch activities to develop the platform.

Gagfare Limited

On August 17, 2018, SEIL entered into a Sale and Purchase Agreement (the “Agreement”) with the shareholder of Gagfare Limited (“Gagfare”), to acquire 60% ownership of Gagfare. SEIL will acquire 60% of Gagfare for US$3.6 million, which shall be satisfied by the allotment and issuance of 1,176,087 preferred shares of the Company at a price of $3.061 per share. Gagfare is an online platform enabling travelers to search flights directly with over 500 airlines globally, allowing them to get the best-value airfare for their desired flight and secure a confirmed, impartial best airfare on their desired flight instantly, with a booking fee of only US$10. With the Gagfare “book now, pay later” solution, travellers don’t have to pay the rest of the fare until closer to their travel date.

The acquisition has not yet been completed and is subject to certain conditions as stipulated in the Agreement, and the expiration date has been extended from October 18, 2018 to January 18, 2019 by mutual agreement of both parties.

Nasdaq Listing

On October 8, 2018, Sharing Economy International Inc. (the “Company”) received a staff deficiency notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that it has failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(c) (the “Rule”). During the period from May 11, 2017 to date, the Company entered into approximately one hundred arrangements resulting in the issuance or potential issuance of more than three million shares to officers, directors, employees, and consultants (“Equity Compensation Grants”). The Company did not receive shareholder approval for the Equity Compensation Grants, and the shares were not issued from a shareholder approval equity compensation plan. The Company submitted its plan to regain compliance on October 26, 2018. If the plan is accepted, Nasdaq can grant an extension of up to one hundred eighty calendar days from October 8, 2018 to evidence compliance. The Company believes that it has otherwise been compliant with its filing obligations pursuant to the Securities Exchange Act of 1934, as amended, including making all appropriate disclosures to the marketplace. The Company is currently doing everything possible to cure its deficiencies regarding the Rule.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided approximately 77% of our purchases of inventories for the nine months ended September 30, 2018. Three major suppliers provided 34% of our purchases of inventories for the nine months ended September 30, 2017.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the three and nine months ended September 30, 2018 and 2017 indicated as a percentage of revenues (dollars in thousands):

	Three Months ended September 30,
	2018		2017
	Dollars	Percentage	Dollars	Percentage
Revenues	$2,517	100.0%	$2,629	100.0%
Cost of revenues	4,245	168.6%	3,075	117.0%
Gross (loss) profit	(1,728)	(68.6)%	(446)	(17.0)%
Operating expenses	7,773	308.8%	3,664	139.4%
Loss from operations	(9,501)	(377.4)%	(4,110)	(156.3)%
Other expense, net	(9,072)	(360.4)%	(69)	(2.6)%
Loss from continuing operations before provision for income taxes	(18,573)	(737.9)%	(4,179)	(158.9)%
Provision for income taxes	-	-	-	-
Loss from continuing operations	(18,573)	(737.9)%	(4,179)	(158.9)%
Loss from discontinued operations, net of income taxes	(1)	0.0%	(71)	-
Net loss	(18,574)	(737.9)%	(4,250)	(158.9)%
Other comprehensive loss:
Foreign currency translation adjustment	(1,472)	(58.5)%	1,224	46.6%
Comprehensive (loss) income	$(20,046)	(796.3)%	$(3,026)	(115.1)%

	Nine Months ended September 30,
	2018		2017
	Dollars	Percentage	Dollars	Percentage
Revenues	$7,655	100.0%	$10,998	100.0%
Cost of revenues	10,462	136.7%	10,416	94.7%
Gross (loss) profit	(2,807)	(36.7)%	583	5.3%
Operating expenses	17,338	226.5%	5,287	48.1%
Loss from operations	(20,145)	(263.2)%	(4,704)	(42.8)%
Other expense, net	(9,335)	(121.9)%	(131)	(1.2)%
Loss from continuing operations before provision for income taxes	(29,480)	(385.1)%	(4,836)	(44.0)%
Provision for income taxes	-	-	11	0.1%
Loss from continuing operations	(29,480)	(385.1)%	(4,847)	(44.1)%
Gain (loss) from discontinued operations, net of income taxes	16	0.2%	(71)	(0.6)%
Net loss	(29,463)	(384.9)%	(4,918)	(44.7)%
Other comprehensive loss:
Foreign currency translation adjustment	(2,374)	(31.0)%	2,808	25.5%
Comprehensive (loss) income	$(31,837)	(415.9)%	$(2,110)	(19.2)%

Revenues. For the three months ended September 30, 2018, revenues from the sale of dyeing and finishing equipment decreased by $185,000, or 7.0%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenues from the sale of dyeing and finishing equipment decreased by $3,499,000, or 31.8%, as compared to the nine months ended September 30, 2017. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2018 and 2017 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in the 2018 period as compared to the 2017 period. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its’ current level in the near future, although declines are possible.

During the three and nine months ended September 30, 2018, we recognized revenues from our sharing economy business of approximately $73,000 and $156,000 compared to $24,000 for the three and nine months ended September 30, 2017, respectively.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the three months ended September 30, 2018, cost of revenues was $4,245,000 as compared to $3,075,000 for the three months ended September 30, 2017, an increase of $1,170,000, or 38.0%. For the nine months ended September 30, 2018, cost of revenues was $10,462,000 as compared to $10,416,000 for the nine months ended September 30, 2017, an increase of $46,000, or 0.4%.

Gross profit (loss) and gross margin. Our gross loss was approximately $(1,728,000) for the three months ended September 30, 2018 as compared to gross profit of ($446,000) for the three months ended September 30, 2017, representing gross margins of (68.6)% and (17.0)%, respectively, a decrease period over period. Our gross loss was approximately $(2,807,000) for the nine months ended September 30, 2018 as compared to gross profit of $583,000 for the nine months ended September 30, 2017, representing gross margins of (36.7)% and 5.3%, respectively, a decrease period over period. The decrease in our gross margin for the three and nine months ended September 30, 2018 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and an increase in labor and raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will remain at its current levels although a decrease is possible as we try to market our equipment to the smaller textile manufactures.

Operating expenses. For the three months ended September 30, 2018, operating expenses were $7,773,000 as compared to $3,664,000 for the three months ended September 30, 2017, an increase of $4,109,000, or 112.1%. For the nine months ended September 30, 2018, operating expenses were $17,338,000 as compared to $5,287,000 for the nine months ended September 30, 2017, an increase of $12,051,000, or 227.9%. Changes in operating expenses consisted of the following:

Depreciation. Depreciation was $979,000 and $998,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation was $3,081,000 and $2,938,000 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation for the three and nine months ended September 30, 2018 and 2017 was included in the following categories (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Cost of revenues	$705	$721	$2,219	$2,123
Operating expenses	274	277	862	815
Total	$979	$998	$3,081	$2,938

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $5,442,000 and $12,864,000 for the three and nine months ended September 30, 2018, as compared to $884,000 and $1,752,000 for the three and nine months ended September 30, 2017, an increase of $4,558,000, or 515.7% and $11,112,000, or 634.4%, respectively. Selling, general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 consisted of the following (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Professional fees	$4,612	$492	$10,042	$787
Payroll and related benefits	182	169	1,591	403
Travel and entertainment	48	44	156	122
Shipping	22	29	44	88
Intangible amortization	99	82	299	241
Director fees	34	-	103	-
Donation expense	242	-	259
Other	203	68	370	111
Total	$5,442	$884	$12,864	$1,752

●	Professional fees for the three and nine months ended September 30, 2018 increased by $4,121,000 and $9,255,000, or 838.6% and 1,176.5%, as compared to the three and nine months ended September 30, 2017, respectively. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $4,421,000 and $9,132,000 incurred and paid to individuals and companies which performed consulting, legal and investor relations services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, and an increase in legal service fees of approximately $74,000 and $521,000 in three and nine months ended September 30, 2018, respectively.

●	Payroll and related benefits for the three and nine months ended September 30, 2018 increased by $13,000 and $1,188,000, or 7.7% and 294.3%, as compared to the three and nine months ended September 30, 2017, respectively. The increase was mainly attributable to an increase in employee salaries and related benefits due to the increase in new executive management in Hong Kong during the three and nine months ended September 30, 2018 as compared to the comparable period in 2017, respectively. We expect that payroll and related benefits to increase in future periods.

●	Travel and entertainment expense for the three months ended September 30, 2018 decreased by $4,000, or 9.1%, as compared to the three months ended September 30, 2017, respectively. The decrease in the three months ended September 30, 2018 was primarily attributable to the cost control in travel and entertainment expense. Travel and entertainment expense for the nine months ended September 30, 2018 increased by $34,000, or 27.9%, as compared to the nine months ended September 30, 2017. The increase in the nine months ended September 30, 2018 was primarily attributable to the increase in travel and entertainment activities related to our new business initiatives.

●	Shipping expense for the three and nine months ended September 30, 2018 decreased by $8,000 and $44,000, or 26.1% and 50.1%, as compared to the three and nine months ended September 30, 2017, respectively. The decrease for the three and nine months ended September 30, 2018 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the three and nine months ended September 30, 2017.

●	Other selling, general and administrative expenses for the three and nine months ended September 30, 2018 increased by $428,000 and $679,000, or 285.3% and 192.9%, as compared to the three months ended September 30, 2017, respectively. The increase in the three and nine months ended September 30, 2018 was attributable to an increase by $34,000 and $103,000 in director fee, respectively. The increase in the three and nine months ended September 30, 2018 was also attributable to an increase by $242,000 and $259,000 in donation fee, respectively, to an educational foundation that would use the funds raised from the donation to support and promote the delivery of education and the operation.

Research and development expenses. Research and development expenses were $165,000 and $404,000 for the three and nine months ended September 30, 2018, as compared to $108,000 and $325,000 for the three and nine months ended September 30, 2017, an increase of $58,000 and $79,000, or 53.6% and 24.3%, respectively.

Bad debt expense. Bad debt expense was $(30,000) and $1,286,000 for the three and nine months ended September 30, 2018, as compared to $2,396,000 for the three and nine months ended September 30, 2017, a decrease of $2,426,000 and a decrease of $1,110,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

Impairment loss. Impairment loss was $1,923,000 and $1,923,000 for the three and nine months ended September 30, 2018, as compared to $0 and $0 for the three and nine months ended September 30, 2017, respectively, In August 2016, the Company purchased a patent technology use right, value at RMB16,000,000, for a ten-year term from a third party. Since the current poor market conditions for dying machine industry, customers are either getting shut down for environmental reasons or moving to south east Asia, raw material prices are increasing rapidly, labor cost and related benefit expenses increasing a lot as well. The Company believes that the ultra-ozone patent will probably not yield the expecting value. On September 30, 2018, the Company decided to impair the net book value of this patent and recorded an impairment loss of approximately $1,923,000.

Loss from operations. As a result of the factors described above, for the three and nine months ended September 30, 2018, loss from operations amounted to $9,501,000 and $20,145,000, as compared to $4,110,000 and $4,704,000 for the three and nine months ended September 30, 2017, respectively.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other income. For the three and nine months ended September 30, 2018, total other expense, net, amounted to $9,072,000 and $9,335,000, as compared to $69,000 and $131,000 for the three and nine months ended September 30, 2017, an increase of $9,004,000 and $9,203,000, or 13,143.9% and 7,008.3%, respectively. The increase in other expense, net, was primarily attributable to losses incurred in the three and nine months ended September 30, 2018 related to our equity method investment of $8,892,000 and $9,038,000, respectively, including a write off of our equity method investment in September 2018. The increase in other expense, net, was also attributable to losses incurred in the three and nine months ended September 30, 2018 related to interest expense of $86,000 and $134,000, respectively.

Income tax provision.  Income tax expense was $0 for the three and nine months ended September 30, 2018, as compared to $113 and $11,000 for the three and nine months ended September 30, 2017, a decrease of $113 and $11,000, respectively.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $18,573,000, or $(2.56) per share (basic and diluted), for the three months ended September 30, 2018, as compared with loss from continuing operations of $4,179,000, or $(2.10) per share (basic and diluted), for the three months ended September 30, 2017, a change of $14,394,000, or 344.5%. Our loss from continuing operations was $29,480,000, or $(8.00) per share (basic and diluted), for the nine months ended September 30, 2018, as compared with loss from continuing operations of $4,847,000, or $(2.96) per share (basic and diluted), for the nine months ended September 30, 2017, a change of $24,633,000, or 508.2%.

Gain (loss) from discontinued operations, net of income taxes. Our loss from discontinued operations was $385, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2018, as compared with a loss from discontinued operations of $71,000, or $(0.04) per share (basic and diluted), for the three months ended September 30, 2017, a change of $71,000, or 99.5%. Our gain from discontinued operations was $17,000, or $0.01 per share (basic and diluted), for the nine months ended September 30, 2018, as compared with a loss from discontinued operations of $71,000, or $(0.04) per share (basic and diluted), for the nine months ended September 30, 2017, a change of $88,000, or 123.1%.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
(Loss) gain from operations – bad debt recovery	(385)	(71,339)	16,486	(71,339)
Other expense, net	-	-	-	-
(Loss) gain from discontinued operations before income taxes	(385)	(71,339)	16,486	(71,339)
Income taxes	-	-	-	-
(Loss) gain from discontinued operations, net of income taxes	(385)	(71,339)	16,486	(71,339)
(Loss) gain on disposal of discontinued operations	-	-	-	-
(Loss) gain from discontinued operations, net of income taxes	$(385)	(71,339)	$16,486	$(71,339)

Net loss. As a result of the foregoing, our net loss was $18,574,000, or $(2.56) per share (basic and diluted), for the three months ended September 30, 2018, as compared to a net loss $4,250,000, or $(2.14) per share (basic and diluted), for the three months ended September 30, 2017, a change of $14,323,000, or 337.0%. Our net loss was $29,463,000, or $(7.99) per share (basic and diluted), for the nine months ended September 30, 2018, as compared to a net loss $4,918,000, or $(3.00) per share (basic and diluted), for the nine months ended September 30, 2017, a change of $24,545,000, or 499.1%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $1,472,000 and $2,374,000 for the three and nine months ended September 30, 2018, as compared to a foreign currency translation gain of $1,224,000 and $2,808,000 for the three and nine months ended September 30, 2017, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended September 30, 2018 of $20,046,000, compared to comprehensive loss of $3,026,000 for the three months ended September 30, 2017. We had comprehensive loss for the nine months ended September 30, 2018 of $31,837,000, compared to comprehensive loss of $2,110,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2018 and December 31, 2017, we had cash balances of $707,000 and $1,019,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
Country:
United States	$12	1.7%	$67	6.6%
Hong Kong	215	30.3%	143	14.0%
China (PRC)	480	68.0%	809	79.4%
Total cash and cash equivalents	$707	100.0%	$1,019	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2017 to September 30, 2018 (dollars in thousands):

	September 30, 2018	December 31, 2017	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$26,826	$22,926	$3,900	17.0%
Total current liabilities	9,186	9,387	(201)	(2.1)%
Working capital	$17,640	$13,539	$4,101	30.3%

Our working capital increased by $4,101,000 to $17,640,000 at September 30, 2018 from $13,539,000 at December 31, 2017. This increase in working capital is primarily attributable to:

●	An increase in inventories, net of reserve for obsolete inventories, of $711,000;

●	An increase in license fee of $830,000;

●	An increase in prepaid expenses and other current assets of $8,654,000;

●	A decrease in accounts payable of $554,000;

●	A decrease in bank acceptance notes payable of $277,000;

●	A decrease in advances from customers of $1,295,000;

●	A decrease in income taxes payable of $3,000;

●	A decrease in convertible note payable of $2,000; and

●	A decrease in liabilities of discontinued operations related to the sale of our subsidiary of $147,000.

Offset by:

●	An increase in short-term loan of $128,000;

●	An increase in due to related party of $1,811,000;

●	An increase in accrued expenses of $140,000;

● ●	A decrease in cash and cash equivalent of $312,000; A decrease in restricted cash of $182,000

●	A decrease in notes receivable of $388,000;

●	A decrease in accounts receivable, net of allowance for doubtful accounts, of $4,264,000;

●	A decrease in advances to suppliers of $793,000;

●	A decrease in receivable from sale of subsidiary of $160,000; and

●	A decrease in assets of discontinued operations related to the sale of our subsidiary of $196,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was $3,204,000 for the nine months ended September 30, 2018 as compared to net cash flow used in operating activities of $17,000 for the nine months ended September 30, 2017, a change of $3,186,000.

●	Net cash flow used in operating activities for the nine months ended September 30, 2018 primarily reflected our net loss of $29,463,000, and add-back of non-cash items primarily consisting of depreciation of $3,081,000, amortization of intangible assets of $299,000, stock-based compensation and fees for consultants of $9,132,000, stock-based employment compensation of $879,000, stock-based donation of $242,000, a non-cash bad debt allowance of $1,286,000, a non-cash bad debt recovery of ($17,000), an impairment loss on intangible asset of $1,923,000, loss on equity method investment of $9,038,000, amortization of debt discount of $116,000, and amortization of license fee $210,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of $1,012,000, an increase in prepaid and other current assets of $1,021,000, a decrease of accounts payable of $434,000, a decrease of advances from customers of $1,226,000 and a decrease in liabilities of discontinued operations of $133,000, offset by a decrease in notes receivable of $383,000, a decrease in accounts receivable of $2,450,000, a decrease in advances to suppliers of $721,000, a decrease in assets of discontinued operations of $200,000, and an increase in accrued expenses of $142,000.

●	Net cash flow used in operating activities for the nine months ended September 30, 2017 primarily reflected a net loss of $4,918,000 adjusted for the add-back of non-cash items primarily consisting of depreciation of $2,938,000, amortization of intangible assets of $241,000, a loss on equity method investment of $82,000, and stock based compensation of $482,000, bad debt expense of $1,893,000, and changes in operating assets and liabilities mainly consisting of a decrease in prepaid and other current assets of $930,000 and an increase in accounts payable of $1,506,000, offset by an increase in accounts receivable of $415,000, an increase in inventories of $1,499,000, and an increase in advances to suppliers of $1,364,000.

Net cash flow used in investing activities was $72,000 for the nine months ended September 30, 2018 as compared to net cash flow provided by investing activities of $2,029,000 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net cash flow used in purchase of property and equipment of $74,000, offset by cash received from the purchase subsidiary operations of approximately $2,000. For the nine months ended September 30, 2017, net cash flow provided by investing activities of $2,029,000, which reflects the purchase of property and equipment of $86,000 and proceeds received from sale of subsidiary in cash of $2,116,000.

Net cash flow provided by financing activities was $3,056,000 for the nine months ended September 30, 2018 as compared to net cash flow provided by financing activities of $800,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received proceeds from convertible note of $900,000 and deducted offering costs paid by $195,000, we also received proceeds from bank loan of $1,856,000, advanced from related party of $1,811,000 and received proceeds from sale of common stock of $256,000, offset by repayments for bank loan of $1,304,000 and payments for the decrease in bank acceptance notes payable of $268,000. Net cash flow provided by financing activities was $800,000 for the nine months ended September 30, 2017, which reflects the proceeds from sale of common stock of $860,000, proceeds from bank loans of $1,249,000 and proceeds from related party advances of $350,000, offset by repayment of bank loans of $1,469,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,485	$2,202	$283	$—	$—
Convertible debt	900	900
Bank acceptance notes payable	145	145	—	—	—
Total	$3,530	$3,247	$283	$—	$—

(1)	Bank loans consisted of short and long term bank loans. Historically, we have refinanced these bank loans for an additional term of nine months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the nine months ended September 30, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $2,374,000 and unrealized foreign currency translation gain of approximately $2,808,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of September 30, 2018.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three and nine months ended September 30, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and nine months ended September 30, 2018 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and nine months ended September 30, 2018 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: November 13, 2018	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: November 13, 2018	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer