Form 10-K
period 2018-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2019-04-16
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $17,909,271 on June 29, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 9,121,529 shares of common stock are outstanding as of April 15, 2019.

Documents Incorporated by Reference: None.

SHARING ECONOMY INTERNATIONAL INC.

FORM 10-K

i

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

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” the “Company” and words of like import refer to Sharing Economy International Inc. (“Sharing Economy International”), its subsidiaries, comprising, but not limited to, Inspirit Studio Limited which operates under the name of BuddiGo (“BuddiGo”), Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”) and Wuxi Huayang Heavy Industries, Co., Ltd., formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd. (“Heavy Industries”), both of which are variable interest entities under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise. Dyeing and Heavy Industries are collectively referred to as the “Huayang Companies.” Since December 31, 2016, the business formerly conducted by Heavy Industries is treated as a discontinued operation. For list of subsidiaries, please refer to the section headed “Organization”.

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

ii

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

In an effort to improve our product offering and appeal to textile manufacturers outside of our current customer base in China, we have developed prototypes of next generation dyeing and finishing equipment utilizing a patent we purchased in August 2016 that covers ozone-ultrasonic textile dyeing equipment. Due to the challenging conditions facing our customers, increasing raw materials prices and labor costs, we have not recorded any revenues from this patent and believe it is unlikely to yield significant value to the Company. As a result, we recorded a $1.9 million impairment loss on this asset during the third quarter of 2018. We are also diversifying our manufacturing operations to target other industries outside of the textile industry and are constructing a mobile phone cover production line. As of the date of this annual report, the line is nearly completed and we expect to begin production in the first half of 2019. We are actively exploring other new ventures and opportunities that could contribute to our business in the future. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of approximately $8.7 million (equivalent to Rmb59.8 million). At December 31, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $15,000, $16.3 million and $14,000, respectively, and liabilities consisted of other payables of approximately $51,000. Additionally, for the year ended December 31, 2018 and 2017, the Company’s share of Shengxin’s net loss were $199,410 and $130,498, respectively.

Given the headwinds affecting our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2018.

Listing Status

On November 26, 2018, we received a staff determination notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that as a result of its failure to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(c) (the “Rule”), the staff determined to deny the Company’s request for continued listing based on a plan of compliance submitted on October 26, 2018. Our common stock was delisted from Nasdaq at the open of trading on December 5, 2018. Our common stock is currently trading on the OTC Markets under the symbol “SEII.”

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

Name of Entity	Relationship to Us	Nature of Business
Sharing Economy International Inc.	N.A.	Holding company
Fulland Limited, a Cayman Island company	100% owned by us	Holding company
Green Power Environment Technology (Shanghai) Co., Ltd. a PRC company	100% owned by Fulland Limited	Operates business of Dyeing and operated business of Heavy Industries pursuant to contracts.
Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts	Operates dyeing and finishing equipment segment
Wuxi Huayang Heavy Industries Co., Ltd. (formerly Wuxi Huayang Electrical Power Equipment Co., Ltd.)	Variable interest entity operated by Green Power pursuant to contracts	Operated business of petroleum and chemical equipment segment. The business has been discontinued
Vantage Ultimate Limited (“Vantage”), a British Virgin Island (“BVI”) company	100% owned by us	Holding company
EC Assets Management Limited, a BVI company	100% owned by Vantage	Operates real estate and property management business
EC Rental Limited (“EC Rental”), a BVI company	100% owned by Vantage	Holding company
EC Power (Global) Technology Limited (“EC Power”), a BVI company	100% owned by EC Rental	Holding company
ECPower (HK) Company Limited, a HK company	100% owned by EC Power	Operates rental stations offering power banks for mobile charging on-demand and other items
Sharing Economy Investment Limited (“Sharing Economy”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Global Bike Share (Mobile App) Limited, a BVI company	100% owned by Sharing Economy	Operates global bike sharing mobile app business
EC Advertising Limited (“EC Advertising”), a HK company	100% owned by Sharing Economy	Operates online media and advertising business
Xiamen Great Media Company Limited, a WFOE in the PRC	100% owned by EC Advertising	Operates marketing and advertising business, the business has not yet commenced
Cleantech Solutions Limited (formerly known as EC (Fly Car) Limited), a BVI company	100% owned by Sharing Economy	Operates business that builds parts for flying car manufacturers, the business has not yet commenced
AnyWorkspace Limited, a HK company	80% owned by Sharing Economy	Operates a real time marketplace for temporary offices and meeting places platform
EC Manpower Limited, a HK company	100% owned by Vantage	Provision of consulting and office support services to group companies
EC Technology & Innovations Limited (“EC Technology”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Inspirit Studio Limited, a HK company	51% owned by EC Technology	Develops and operates a sharing economy mobile platform for courier services
3D Discovery Co., Limited, a HK company	60% owned by EC Technology	Develops an interactive virtual tour of a physical space using a mobile phone camera
EC Creative Limited (“EC Creative”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Sharing Film International Limited, a HK company	100% owned by EC Creative	Production of films

Our executive offices are located No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, China 214181, telephone (86)51083397559. We also have a business office in Hong Kong located at M03, Rm 302, 3/F., Eton Tower, 8 Hysan Avenue, Causeway Bay, Hong Kong.

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

The textile industry in China has been facing significant headwinds recently. Difficult economic conditions, higher labor costs, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout 2018 by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. In 2018, reports estimate that China has dispatched inspectors in as many as 30 provinces around the country and 80,000 factories—roughly 40 percent of the factories in China—have been fined, charged or closed because of their emissions. As a result, many of our customers are unable to purchase new equipment or are planning to relocate to other countries in Southeast Asia with lower production cost. This has caused softer demand for our low-emission airflow dyeing machines as many of our potential customers have already upgraded to new models and the remaining potential customer base does not have the ability to make significant capital expenditures at this time. As a result, if we are to sell our products to the smaller textile manufacturers, it may be necessary for us to design and market a cheaper machine that meets the Chinese government requirements or reduce prices which would impact both revenues and gross margin.

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

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. We believe this patent technology will allow us to develop next generation dyeing and finishing equipment that will appeal to textile manufacturers in China as well as Southeastern Asia, particularly Vietnam and Bangladesh. We have developed a few prototypes based on this patent technology and have begun taking orders in small quantities. Due to the challenging conditions facing our customers, we have not recorded any revenues from this patent and believe it is unlikely to yield significant value to the Company. As a result, we recorded a $1.9 million impairment loss on this asset during the third quarter of 2018.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At December 31, 2018 and 2017, we conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2018 and 2017. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2018 impairment analysis, we determined that the carrying value exceeded the fair market value on certain equipment used in our Dyeing business segment. Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges on long-lived assets of $6,257,583 and impairment loss on intangible assets of $1,893,625 for the year at December 31, 2018. We did not record impairment charges on long-lived assets and impairment loss on intangible asset for the year at December 31, 2017.

We are also diversifying our manufacturing operations to target other industries outside of the textile industry and are constructing a mobile phone cover production line. As of the date of this annual report, the line is nearly completed and we expect to begin production in the first half of 2019. We are actively exploring other new ventures and opportunities that could contribute to our business in the future. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

Our Sharing Economy Business

Beginning in the second quarter of 2017 and throughout 2018, we established new business divisions to focus on the development of sharing economy platforms and related rental businesses. We believe a true peer-to-peer sharing economy based on rentals will take significant market share in both the business and consumer markets over the next few years.

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

On Demand Services

The ways people work and how services are provided has been changing, and there is a growing need for short-term services and workforces in the market. In December 2017, we acquired a 51% interest in Inspirit Studio Limited, which is engaged in developing a mobile app platform which provides instant errand services in a peer to peer model. BuddiGo, is our new mobile sharing platform that allows users to outsource daily chores and mundane tasks to “Buddies” who can spare idle time to run errands. According to iimediaResearch, the number of users participating in the peer-to-peer delivery sharing market in China has grown from 124 million in 2014 to 231 million in 2016, and experts expect it to grow to 353 million by the end of 2018.

During the year, BuddiGo, continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During 2018, over 1,200 individuals have officially registered as sell-side buddies, who completed over 500 delivery orders in 2018, majority orders were happened in the third quarter. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients. BuddiGo’s goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

Coworking and Coliving Development

According to Small Business Labs, the number of coworking spaces globally will exceed 30,000 by 2022, with over 5.1 million people utilizing coworking spaces. We are entering this market through partnerships and affiliations with current coworking and coliving space operators, including our recent acquisition of Anyworkspace.com, an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces. In 2018, AnyWorkspace focused on enlarging its exposure to the general public. We are currently revamping AnyWorkspace’s corporate website, www.anyworkspace.com. AnyWorkspace will also focus on digital marketing activities for its market expansion plans when there is available cash flow or funds from investors.

Given the existing coworking spaces providers marketing their available spaces and managing individual online business platform themselves, we expect our current global online platform will take years to materialize its worldwide customer base. Therefore, the intangible asset amounted to $0.6 million (equivalent to HK$4.97 million) representing the online platform acquired has been fully impaired in the last quarter of 2018.

Technology Development

In January 2018, we acquired a 60% interest in 3D Discovery, an IT service provider that develops virtual tours for the real estate, hospitality and interior design industries. 3D Discovery’s space capturing and modeling technology is already used by some of Hong Kong's leading property agencies to provide their clients with a truly immersive, first-hand experience of a physical space while saving them time and money. According to Goldman Sachs, the Real Estate virtual reality ("VR") industry is predicted to reach US$2.6 billion in 2025, supported by a potential user base of over 1.4 million registered real estate agents in some of the world's largest markets. Apart from its existing profitable operations, 3D Discovery is developing a mobile app, Autocap, which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

3D Discovery successfully completed a number of projects during the year. First, its “3D Virtual Tours in Hong Kong” generated about 1,371,000 impressions in 2018. In addition, 3D Discovery partnered with Midland Realty, one of the largest real estate agencies in Hong Kong, to establish the “Creation 200 3D Virtual Tours.” This business unit generated $215,000 in revenue in 2018.

We have established both in-house engineering teams and engaged with external technology partners and advisors to develop a common underlying information and transaction platform which can be used by different sharing economy vertical applications. Our technical teams and partners include experts in blockchain, artificial intelligence, big data, digital imaging and video technologies, eCommerce and UI/UX, among others. We are working with our partners to develop SEII’s “Sharing Blocks,” a blockchain-based platform which provides functions for secured user profile information and transaction records through a “Blockchain as a Service” (BaaS) model, allowing third-party sharing economy applications to utilize and build a global consolidated and trustworthy sharing economy ecosystem. Our development team has completed the core engine development of “Sharing Blocks” and now undergoing system tests to ensure system performance, data integrity and accuracy, and security are all performing as expected.

In August 2017, we signed an agreement with ECoin Global Limited ("ECoin") for the future purchase of ECoin redemption codes with an aggregate value of $50 million for total consideration of $20 million. We plan to resell the redemption codes in the form of ECrent gift cards at global locales through reseller channels, such as convenience stores. We are working with InComm, a global pre-payment network and solution provider, to sell the redemption codes with face values of HK$100, HK$300 and HK$500 at major convenience store networks in Hong Kong and Macau with other international locations to follow. On December 20, 2018, the agreement was terminated without recourse to the company. No sales were made under the agreement.

Sharing Communities

Because the sharing economy is predicated on the trust of all participants, we believe the best way to establish sharing behaviors is within communities. We are currently working with ECrent Capital Holdings Limited ("ECrent"), a private company incorporated in the British Virgin Islands focused on developing and operating a global rental platform to promote sharing economy across 30 countries and regions.

Asia Region:

In 2018, our subsidiary SEIL entered into a license agreement with ECRENT, regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea. According to the latest amendment, ECRENT will guarantee that the operation of its related websites, mobile applications and business services will contribute revenue of US$13,000,000 (increased from US$10,000,000 according to the previously amended agreement) and gross profit of US$2,522,000 (up from US$1,940,000 as stated on the previously amended agreement) from the closing date of the License Agreement through December 31, 2019 (extended from June 30, 2019 per the previously amended agreement).

In August 2018, SEIL has entered into a License Agreement with PTI Corporation (“PTI”), that sublicenses SEIL’s exclusive license with ECRENT to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in South Korea. In return, PTI shall pay to SEIL $230,000 (“Consideration”). The License Agreement will be effective on September 1, 2018 through December 31, 2019. In addition, if the aggregate revenue during the period exceeds the Consideration, SEIL shall receive 30% of the difference between the aggregate revenue and the Consideration. During the third quarter of 2018, PTI commenced prelaunch activities to develop the platform.

Europe Region:

In August 2018, our subsidiary SEIL entered into a License Agreement with ECRENT regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in United Kingdom, Germany, France, Poland, Switzerland, Netherlands, Denmark, Russia, Italy, Spain, Portugal and Greece. In return, SEII shall issue to ECRENT 360,000 shares of restricted common stock. Closing of this transaction was conditioned on various conditions, including receipt of all necessary regulatory approvals. On October 9, 2018, the agreement was terminated by the parties, who have agreed to forego their respective rights under the agreement.

Proposed Acquisitions

Part of our growth strategy is to seek out potential acquisition targets or business partners to further develop our sharing economy businesses. While we have successfully completed a number of acquisitions over the past two years that we believe will ultimately improve our competitive position in the development of our sharing economy businesses, other proposed acquisitions have been terminated. The following previously announced proposed acquisitions have been terminated for the reasons set forth below:

Target	Contract	Reason for Terminating Contract
Winse Media	Exclusivity Agreement and Non-Disclosure Agreement entered into on March 8, 2018	The parties could not agree on the key terms including the pricing.

Ecoin Development Ltd	Letter of Intent entered into on September 7, 2017	The exclusive period lapsed.

Pandoodle	Entered into an Exclusivity Agreement dated February 8, 2018	The parties have decided to discontinue negotiations.

Icon Property Limited	Entered into MOU on March 14, 2018	The period allowed for the parties to enter into a definitive agreement has expired.

Oob Media HK	Entered into Exclusivity Agreements on May 10, 2018 and June 26, 2018	The parties have decided to discontinue negotiations.

Jidam	Entered into an Exclusivity Agreement dated June 29, 2018	The parties have decided to discontinue negotiations.

Shenzhen Xinsheng New Energy	Entered into a non-binding MOU on November 7, 2017	After further evaluation of the business, we concluded that the likely return did not justify the cost.

Shanghai Hong Chuan Culture Promulgation Co., Limited	Entered into an Exclusivity Agreement on December 21, 2017	The parties could not come to an agreeable acquisition price.

Channel Power Touch Media & EC Adv.	Entered into an Exclusivity Agreement on January 4, 2018	Channel Power’s business was closed during negotiations.

Quik Ventures	Entered into an Exclusivity Agreement on January 10, 2018	The parties could not come to an agreeable acquisition price.

iMusicTech & EC Tech	Entered into a non-binding MOU on January 18, 2018	After further evaluation of the business, we concluded that the likely return did not justify the cost.

JoGeep	Entered into an Exclusivity Agreement on January 29, 2018	Due diligence materials were not provided to our satisfaction.

Weiying Mtel & EC Tech	Entered into an Exclusivity Agreement on February 27, 2018	Target company shareholders decided not to sell the business during negotiations.

ECoin Global Limited	Entered into Transfer Agreement on August 4, 2017	Mutually agreed not to continue further with the agreement.

Gagfare Limited	Entered Sale and Purchase Agreement on August 17, 2018	Due to significant drop in share price of SEII, mutually agreed to terminate the Agreement.

BM Nine Limited	Entered into Agreement on January 18, 2018	Due to significant drop in share price of SEII, mutually agreed to terminate the Agreement.

ECRENT Capital Holdings	Entered into Exclusivity Agreement on June 11, 2017	After taking significant time of discussions and negotiation, mutually agreed to not proceeding further at this moment.

ECRENT Capital Holdings	Entered into License Agreement on August 16, 2018 covering Europe region	All necessary regulatory approvals were not met, thereon the Agreement was terminated.

Ever-Long Holdings Limited	Entered conditional share swap agreement on December 6, 2017	Conditions under the entered into between the parties could not be fulfilled per the contract

Marvel Finance Limited	Entered conditional share swap agreement on November 22, 2017	The deadline for completing the legal due diligence and financial due diligence and entering into a definitive agreement lapsed on February 28, 2018.

Solar Farm Joint Venture

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and Mr. Xue holds a 70% interest, pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,200,000) and had invested RMB 59.8 million ($9,189,397 at December 31, 2017, for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $21.5 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.2 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $30.7 million). Mr. Xue has not funded the remaining RMB 80,000,000 (approximately $12.2 million) of his commitment.

Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of $8,711,336. At December 31, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $15,000, $16.3 million and $14,000, respectively, and liabilities consisted of other payables of approximately $51,000. Additionally, for the year ended December 31, 2018 and 2017, the Company’s share of Shengxin’s net loss were $190,410 and $130,498, respectively. For the year ended December 31, 2018, the total aggregate loss on equity method investment in Shengxin were $8,901,746.

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

In support of this objective, we are continuing our efforts to develop and implement next-generation low energy consumption and high heating efficiency features to our machines. The current emphasis of our efforts continues to be on increasing automation features in our existing products and implementing power line communication technology throughout our production facilities to enable our customers to reduce their use of electricity and water. However, we experienced softer demand for our low-emission airflow dyeing machines as many of our customers already upgraded to newer models and much of our remaining customer base does not have the ability to make significant capital expenditures at this time. As a result, our sales in this segment declined from $13.5 million in 2017 to $9.3 million in 2018, and we cannot assure you that we will be able to increase our sales to his market.

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

In 2017, we began studying and acquiring sharing economy platforms in different market disciplines. Following these efforts, we are now grouping our sharing economy markets in verticals such as coworking and co-living communities, on-demand peer-to-peer services, and other sharing communities.

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

Research and Development

In our dyeing and finishing business, we incurred research and development expense in the amount of $499,000 and $420,000 related to the development of new Dyeing machinery and improvement of our existing dyeing machinery, and the development of a new mobile phone cover manufacturing line in 2018 and 2017, respectively. We are continuing product development with respect to the new dyeing machinery.

In our sharing economy business, we have established both in-house engineering teams and engaged with external technology partners and advisors to develop a common underlying information and transaction platform which can be used by different sharing economy vertical applications. Our technical teams and partners include experts in blockchain, artificial intelligence, big data, digital imaging and video technologies, eCommerce and UI/UX, among others. Given the early stage of the sharing economy business, we did not incur any R&D expenses in 2018. We expect this to increase in 2019 as we work on building this business and the associated IT and transaction platforms.

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

2019 Foreign Investment Law

On March 15, 2019, the National People’s Congress promulgated the 2019 Foreign Investment Law, which will become effective on January 1, 2020. The 2019 Foreign Investment Law will replace the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations.

More details about the 2019 Foreign Investment Law are included in the section under Risks Related to Conducting Business in the PRC in Item 1A Risk Factors below.

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

In August 2016, we purchased a patent technology use right for a ten-year term from a third party. The patent covers ozone-ultrasonic textile dyeing equipment. Due to the challenging conditions facing our customers, increasing raw materials prices and labor costs, we have not recorded any revenues from this patent and believe it is unlikely to yield significant value to the Company. As a result, we recorded a $1.9 million impairment loss on this asset during the third quarter of 2018.

We intend to apply for more patents to protect our core technologies. We also have confidentiality and non-competition policies in place as part of our company employment guideline which is given to each employee, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

Employees

Dyeing and Finishing Business

As of March 22, 2019, we had 140 full time employees, comprised of five executives, managers and administrative staff, three accounting staff, three quality control staff, six marketing and salespeople, two purchasing staff, five designers, six logistic and cafeteria staff and 110 manufacturing staff.

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

Sharing Economy Business

As of March 22, 2019, we had six employees and sixty-three consultants who are engaged with us either individually or as a business entity.

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

Risks Related to Our Business

For the year ended December 31, 2018, we incurred losses from continuing operations of $42 million, we cannot assure you that our losses will not continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a loss from continuing operations of $42 million for the year ended December 31, 2018. The net cash used in operations was $2.6 million for the year ended December 31, 2018. Additionally, during the year ended December 31, 2018, revenues decreased by 30% as compared to the year ended December 31, 2017. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2018 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred loss from continuing operations and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss from continuing operations for 2018 and 2017, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2018, we had outstanding short-term bank loans of $2.2 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

In 2018 and 2017, substantially all of our revenues were generated by Dyeing, which is a variable interest entity that is owned by our chief executive officer and his wife and whose financial results are included with ours because Dyeing is deemed as variable interest entity and we are the sole beneficiary of their operations. The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies. Pursuant to these agreements, we are responsible for the operations of the Dyeing and receive the benefits of those operations. However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreements. Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

In December 26, 2016, we formed Shengxin with Xue Miao, an independent third party. Shengxin plans to develop, construct and maintain photovoltaic power generations projects, known as solar farms, in China. We have no experience in the development, construction or operation of solar farm and we will be relying entirely on the ability of Mr. Xue to identify, obtain rights to, develop, construct and maintain the solar farms and identify and hire the necessary key personnel and executives to conduct such business profitably, if at all. We cannot assure you that Shengxin will ever operate profitably or that we will generate any return on our investment. In September 2018, due to significance doubt about the status of this project and recoverability of our investment, we fully impaired the value of our investment in Shengxin and incurred losses of this investment in the amount of $8,901,746 which is included in our share of Shengxin losses on the accompanying consolidated statements of operations. In the event that Shengxin does not develop a significant stream of earnings for us, we will not recover our investment in Shengxin.

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

There are uncertainties under the 2019 Foreign Investment Law relating to the status of businesses in China controlled by foreign invested enterprises primarily through contractual arrangements, such as our business.

On March 15, 2019, the National People’s Congress promulgated the 2019 Foreign Investment Law, which will become effective on January 1, 2020. The 2019 Foreign Investment Law will replace the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations.

The 2019 Foreign Investment Law stipulates four forms of foreign investment, namely, (1) a foreign investor, individually or collectively with other investors, that establishes a foreign-invested enterprise in the PRC; (2) a foreign investor that acquires stock shares, equity shares, interests in assets, or other similar rights and interests of an enterprise in the PRC; (3) a foreign investor, individually or collectively with other investors, that invests in a new project in the PRC; and (4) foreign investments in other forms as provided by law, administrative regulations, or provisions of the State Council.

The contractual arrangements have been adopted by many PRC-based companies or PRC-related businesses, listed or to be listed overseas, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in the PRC. Under the Draft Foreign Investment Law published by the Ministry of Commerce of China in January 2015, the “actual control” of an investor is the key element to define whether it is a foreign investor. Therefore, variable interest entities (VIEs) that are controlled via contractual arrangements would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. However, we understand that it is highly likely that the 2019 Foreign Investment Law supersedes the 2015 Draft Foreign Investment Law.

The 2019 Foreign Investment Law does not mention concepts including “actual control” and “controlling through contractual arrangements,” nor does it specify the regulation on controlling through contractual arrangements. Specifically, it does not classify contractual arrangements as a form of foreign investment. We understand, our contractual arrangements will not be materially affected by the 2019 Foreign Investment Law and will continue to be legal, valid and binding on the parties. However, one of the foreign investments mentioned above includes foreign investors that invest in China through “any other forms under laws, administrative regulations or provisions prescribed by the State Council.” There are possibilities that future laws, administrative regulations or provisions of the State Council may regard contractual arrangements as a form of foreign investment, at which time it will be uncertain whether the contractual arrangements will be deemed to be in violation of the foreign investment access requirements and how the contractual arrangements will be handled.

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

Our common stock is quoted on the OTC Pink, which may limit the liquidity and price of our common stock more than if our common stock were listed on the Nasdaq Stock Market or another national exchange.

Our securities are currently quoted on the Over-the-Counter Markets, specifically the OTC Pink (the “OTC Pink”), an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTC Pink may limit the liquidity and price of our securities more than if our securities were listed on the Nasdaq Stock Market or another national exchange. As an OTC Pink company, we do not attract the extensive analyst coverage that accompanies companies listed on national securities exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Pink. These factors may have an adverse impact on the trading and price of our common stock.

Penny stock regulations may impose certain restrictions on marketability of our securities.

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Trading volume of OTC Pink stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser’s prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

Our reduced stock price may adversely affect our liquidity.

Our common stock has limited trading history. Many market makers are reluctant to make a market in stock with a trading price of less than $5.00 per share, as well as shares quoted on the OTC Pink. To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

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

We intend to issue additional equity and stock options to employees and consultants as compensation in the future, which will result in dilution to existing and new investors.

We provide and intend to continue to provide additional equity-based compensation to our employees, officers, directors, consultants and independent contractors through an equity incentive plan. Our equity incentive plan permits the award of options to purchase shares of common stock and the issuance of restricted shares of our common stock. Because stock options granted under the plan will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

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

In Hong Kong, we use office space of a related party free of charge upto the third quarter of 2018 and rented a premise from an unrelated third party at market rental.

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

On February 2, 2018, the law firm of Ellenoff Grossman & Schole LLP (“EGS”) filed a complaint against us along with a number of companies and individuals in an effort to recover their legal fees in connection with services provided to the other defendants.  The lawsuit contends that we are the alter ego or successor in interest of those other defendants.  On April 30, 2018, EGS filed a stipulation of dismissal without prejudice to remove us as a defendant of the complaint.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock was traded on The NASDAQ Capital Market under the symbol “CLNT” from December 29, 2011 to January 7, 2018 and on January 8, 2018, our trading symbol was changed its symbol to “SEII”. ON December 5, 2018 our common stock was delisted from NASDAQ and now our common stock is quoted on the OTC Pink operated by the OTC Markets Group, under the symbol “SEII.” Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2018 and 2017. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2018		2017
	High	Low	High	Low
First quarter	$10.09	$3.20	$3.68	$2.31
Second quarter	$6.35	$3.00	$10.70	$2.77
Third quarter	$4.10	$2.10	$4.71	$2.61
Fourth quarter	$3.45	$0.20	$12.40	$3.15

On April 12, 2019, the last sale price of our common stock as reported by OTC Markets was $0.18 per share.

Shareholders

As of April 15, 2019, we had approximately 1,227 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2018, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during financial year ended December 31, 2018 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

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

In an effort to improve our product offering and appeal to textile manufacturers outside of our current customer base in China, we have developed prototypes of next generation dyeing and finishing equipment utilizing a patent we purchased in August 2016 that covers ozone-ultrasonic textile dyeing equipment. Due to the challenging conditions facing our customers, increasing raw materials prices and labor costs, we have not recorded any revenues from this patent and believe it is unlikely to yield significant value to the Company. As a result, we recorded a $1.9 million impairment loss on this asset during the third quarter of 2018.

We are also diversifying our manufacturing operations to target other industries outside of the textile industry and are constructing a mobile phone cover production line. As of the date of this annual report, the line is nearly completed and we expect to begin production in the first half of 2019. We are actively exploring other new ventures and opportunities that could contribute to our business in the future. We expect our revenue from dyeing and finishing equipment segment will remain at or about its current quarterly level in the near future, although declines are possible.

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

In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of approximately $8,7 million (equivalent to RMB59.8 million). At December 31, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $15,000, $16.3 million and $14,000, respectively, and liabilities consisted of other payables of approximately $51,000. At December 31, 2017, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $17.3 million and $615,000 and $5,000, respectively, and had no liabilities. Additionally, for the year ended December 31, 2018 and 2017, the Company’s share of Shengxin’s net loss were $199,410 and $130,498, respectively.

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

Our ability to expand our operations and increase our revenue is largely affected by the PRC government’s policy on such matters as the availability of credit, which affects all of our operations, and its policies relating to the textile industry, environmental issues and alternative energy as well as the competitiveness of Chinese textile manufacturers at a time when consumers are looking for lower prices and manufacturers are looking to produce in a country that has lower labor costs than China, all of which affects the market for our dyeing and finishing equipment. Our business is also affected by general economic conditions and we cannot assure you that we will be able to increase our revenues in the near future, if at all. For example, tariffs levied on Chinese textile manufacturers by the US have a negative impact on our customers and limit their ability to purchase equipment from us. Because of the nature of our products, our customers’ projections of future economic conditions are an integral part of their decisions as to whether to purchase capital equipment at this time or defer such purchases until a future date.

Given the headwinds affecting our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2018.

Recent developments

Inspirit Studio

During the period, BuddiGo, the sharing economy mobile platform developed by Inspirit Studio Limited (“Inspirit Studio”), continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders [to be updated] received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During 2018, over 1,200 individuals have officially registered as sell-side buddies, who completed over 500 delivery orders in 2018, majority orders were happened in the third quarter. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients. BuddiGo’s goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

AnyWorkspace Limited

Anyworkspace, our coworking business unit, is focused on enlarging its exposure to the general public. AnyWorkspace started showing positive traction in India as space providers from New Delhi and Gurgaon have signed partnership agreements with us. We are currently revamping AnyWorkspace’s corporate website, www.anyworkspace.com. AnyWorkspace will also focus on digital marketing activities for its market expansion plans when there is available cash flow or funds from investors.

Given the existing coworking spaces providers marketing their available spaces and managing individual online business platform themselves, we expect our current global online platform will take years to materialize its worldwide customer base. Therefore, the intangible asset amounted to $0.6 million (equivalent to HK$4.97 million) representing the online platform acquired has been fully impaired in the last quarter of 2018.

3D Discovery Co. Limited

3D Discovery, an IT service provider that develops virtual tours for the real estate, hospitality and interior design industries. 3D Discovery’s space capturing and modeling technology is already used by some of Hong Kong's leading property agencies to provide their clients with a truly immersive, first-hand experience of a physical space while saving them time and money. According to Goldman Sachs, the Real Estate virtual reality ("VR") industry is predicted to reach US$2.6 billion in 2025, supported by a potential user base of over 1.4 million registered real estate agents in some of the world's largest markets. Apart from its existing profitable operations, 3D Discovery is developing a mobile app, Autocap, which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

3D Discovery successfully completed a number of projects during the year. First, its “3D Virtual Tours in Hong Kong” generated about 1,371,000 impressions in 2018. In addition, 3D Discovery partnered with Midland Realty, one of the largest real estate agencies in Hong Kong, to establish the “Creation 200 3D Virtual Tours.” This business unit generated HK$1.7 million in revenue in 2018.

EC Advertising Limited

Following the acquisition of BuddiGo, AnyWorkspace and 3D Discovery by the Company during the period between late 2017 and the first half year of 2018, EC Advertising Limited (“EC Advertising”) has been developing opportunities for these three platforms to attract advertisers.

During the period, we established a wholly-owned subsidiary in Xiamen, Fujian Province of Mainland China, which is intended to cover our advertising business in this region. We started meeting with a number of potential clients there and anticipate that this advertising company will confirm with them several marketing campaigns. In order to maximize our exposure to the potential clients in Mainland China, we are developing a strategic media plan which will cover major cities in Mainland China such as Beijing, Shanghai, Guangzhou and Shenzhen. Major banks, real estate developers and consumer products manufacturers and retailers are our target clients. More importantly, our presence in Mainland China can facilitate the rollout of franchise programs of our business units, which is one of the revenue drivers for the Company.

ECrent Platform Business

Asia Region:

In 2018, our subsidiary SEIL entered into a license agreement with ECRENT, regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea. According to the latest amendment, ECRENT will guarantee that the operation of its related websites, mobile applications and business services will contribute revenue of US$13,000,000 (increased from US$10,000,000 according to the previously amended agreement) and gross profit of US$2,522,000 (up from US$1,940,000 as stated on the previously amended agreement) from the closing date of the License Agreement through December 31, 2019 (extended from June 30, 2019 per the previously amended agreement).

In August, SEIL has entered into a License Agreement with PTI Corporation (“PTI”), that sublicenses SEIL’s exclusive license with ECRENT to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in South Korea. In return, PTI shall pay to SEIL $230,000 (“Consideration”). The License Agreement will be effective on September 1, 2018 through December 31, 2019. In addition, if the aggregate revenue during the period exceeds the Consideration, SEIL shall receive 30% of the difference between the aggregate revenue and the Consideration. During the third quarter of 2018, PTI commenced prelaunch activities to develop the platform.

Europe Region:

In August 2018, our subsidiary SEIL entered into a License Agreement with ECRENT regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in United Kingdom, Germany, France, Poland, Switzerland, Netherlands, Denmark, Russia, Italy, Spain, Portugal and Greece. In return, SEII shall issue to ECRENT 360,000 shares of restricted common stock. Closing of this transaction was conditioned on various conditions, including receipt of all necessary regulatory approvals. On October 9, 2018, the agreement was terminated by the parties, who have agreed to forego their respective rights under the agreement.

Going forward, we will continue targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Four major suppliers provided 55% of our purchases of inventories for the year ended December 31, 2018. Four major suppliers provided 50% of our purchases of inventories for the year ended December 31, 2017. No supplier accounted for approximately 10% of the Company’s total outstanding accounts payable at December 31, 2018. One supplier accounted for approximately 15% of the Company’s total outstanding accounts payable at December 31, 2017.

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on our sources of revenue, we have concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

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

We recognized revenue from the rental of batteries when earned.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 35%. The rate reduction is effective January 1, 2018, and is permanent.

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

Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through September 30, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. The Company periodically reassessed the fair value of non-employee share based payments until service conditions are met, which generally aligns with the vesting period of the equity instrument, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the fourth quarter of 2018 and there was no cumulative effect of adoption.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) “. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The adoption of ASU 2016-02 is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. The Company determined that the $5.4 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share based payments granted to employees. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain disclosures and in certain instances requires additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entites, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations for the years ended December 31, 2018 and 2017 indicated as a percentage of revenues (dollars in thousands):

	Years Ended December 31,
	2018		2017
	Dollars	Percentage	Dollars	Percentage
Revenues	$9,508	100.0%	$13,522	100.0%
Cost of revenues	13,924	146.4%	13,678	101.2%
Gross (loss) profit	(4,416)	(46.4)%	(156)	(1.2)%
Operating expenses	28,382	298.5%	12,076	89.3%
Loss from operations	(32,798)	(344.9)%	(12,232)	(90.5)%
Other expense, net	(9,304)	(97.9)%	(188)	(1.4)%
Loss from continuing operations before provision for income taxes	(42,102)	(442.8)%	(12,420)	(91.9)%
Provision for income taxes	-	-	(408)	(3.0)%
Loss from continuing operations	(42,102)	(442.8)%	(12,828)	(94.9)%
Gain (loss) from discontinued operations, net of income taxes	16	0.2%	(98)	(0.7)%
Net loss	(42,086)	(442.6)%	(12,926)	(95.6)%
Other comprehensive loss:
Foreign currency translation adjustment	(2,266)	(23.8)%	4,047	29.9%
Comprehensive loss	$(44,352)	(466.5)%	$(8,879)	(65.7)%

Revenues. For the year ended December 31, 2018, revenues from the sale of dyeing and finishing equipment decreased by $4,164,000, or 30.9%, as compared to the year ended December 31, 2017. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2018 and 2017 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in 2018 as compared to 2017. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its’ current level in the near future, although declines are possible.

During the year ended December 31, 2018, we recognized revenues from our sharing economy business of $208,175 compared to $58,499 for the year ended December 31, 2017.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the year ended December 31, 2018, cost of revenues was $13,924,000 as compared to $13,678,000 for the year ended December 31, 2017, an increase of $246,000, or 1.8%.

Gross profit (loss) and gross margin. Our gross loss was approximately $(4,416,000) for the year ended December 31, 2018 as compared to gross profit of $(156,000) for the year ended December 31, 2017, representing gross margins of (46.4)% and (1.2)%, respectively, a decrease year over year. The decrease in our gross margin for 2018 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, and an increase in labor and raw material costs. We expect that our gross margin from dyeing and finishing equipment segment will remain at its current levels although a decrease is possible as we try to market our equipment to the smaller textile manufactures.

Operating expenses. For the year ended December 31, 2018, operating expenses were $28,382,000 as compared to $12,076,000 for the year ended December 31, 2017, an increase of $16,306,000, or 135.0%, and consisted of the following:

Depreciation. Depreciation was $4,046,000 and $3,951,000 for the years ended December 31, 2018 and 2017, respectively. Depreciation for the years ended December 31, 2018 and 2017 was included in the following categories (dollars in thousands):

	Years Ended December 31,
	2018	2017
Cost of revenues	$2,914	$2,850
Operating expenses	1,132	1,101
Total	$4,046	$3,951

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $16,211,000 for the year ended December 31, 2018, as compared to $3,619,000 for the year ended December 31, 2017, an increase of $12,592,000, or 347.9%. Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 consisted of the following (dollars in thousands):

	Years Ended December 31,
	2018	2017
Professional fees	$11,682	$2,093
Payroll and related benefits	1,367	686
Travel and entertainment	186	209
Shipping	54	112
Intangible amortization	711	324
Director fees	131	27
Donation expense	259	-
Rents	1,358	-
Other	463	168
Total	$16,211	$3,619

●	Professional fees for the year ended December 31, 2018 increased by $9,589,000, or 458.1%, as compared to the year ended December 31, 2017. The increase was primarily attributable to an increase in stock-based consulting fees of approximately $8,881,000 incurred and paid to individuals and companies which performed consulting, legal and investor relations services relating to preparing and implementing a new business plan for us with the objective of improving our long-term growth, and an increase in stock-based consulting service fees of approximately $8,881,000 and an increase in cash payments of consulting service fees including auditing and legal fees of approximately $708,000.

●	Payroll and related benefits for the year ended December 31, 2018 increased by $681,000, or 99.3%, as compared to the year ended December 31, 2017. The increase was mainly attributable to an increase in employee salaries and related benefits due to the increase in new executive management in Hong Kong during the year ended December 31, 2018 as compared to the comparable period in 2017, respectively. We expect that payroll and related benefits to increase in future periods.

●	Travel and entertainment expense for the year ended December 31, 2018 decreased by $23,000, or 11.1%, as compared to the year ended December 31, 2017. The decrease in the year ended December 31, 2018 was primarily attributable to the decrease in travel and entertainment activities related to our dyeing business.

●

Shipping expense for the year ended December 31, 2018 decreased by $58,000, or 51.9%, as compared to the year ended December 31, 2017. The decrease for the year ended December 31, 2018 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the year ended December 31, 2017.

●

Intangible amortization for the year ended December 31, 2018 increased by $386,000, or 119.2%, as compared to the year ended December 31, 2017. The increase for the year ended December 31, 2018 was mainly attributable to the increase in amortization for intangible assets we purchased in the year ended December 31, 2018.

●	Director fees for the year ended December 31, 2018 increased by $105,000, or 391.6%, as compared to the year ended December 31, 2017. The increase in the year ended December 31, 2018 was primarily attributable to the increase in numbers of our directors and increase in activities related to public company.

●	Donation expense for the years ended December 31, 2018 and 2017 approximately amounted $259,000 and $0, respectively. The increase for the year ended December 31, 2018 was mainly related to the Company issued 58,000 shares, value at approximately $242,000, as donation to an education foundation that would use the funds raised from the donation to support and promote the delivery of education and the operation.

●

Rents for the years ended December 31, 2018 and 2017 approximately amounted $1,358,000 and $0, respectively. The increase for the year ended December 31, 2018 was mainly due to a wholly owned subsidiary of the Company entered into a tenancy agreement for commencing from November 1, 2018 to January 11, 2019. On July 24, 2018, the Company issued 366,134 shares, a total of value at $1,268,727 as the payment for the annual rental, part of the management fee and part of the tenancy deposit. During the year ended December 31, 2018, the Company recorded stock-based rental and management fee of approximately $1,269,000.

●	Other selling, general and administrative expenses for the year ended December 31, 2018 increased by $292,000, or 173.8%, as compared to the year ended December 31, 2017. The increase in the year ended December 31, 2018 was primarily attributable to an increase in advertising and promotion of selling expense and vehicle expense related to our new business initiatives.

Bad debt expense. For the years ended December 31, 2018 and 2017, we recorded bad debt expense of $1,920,000 and $6,474,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events.

Impairment expense. For the years ended December 31, 2018 and 2017, we recorded impairment expense of $8,619,000 and $462,000, respectively.

●	Based on the purchase price exceeded the fair value of the net assets acquired was initially recorded as goodwill. Based on the Company’s annual analysis of goodwill, the Company recorded an impairment expense of $26,000 and $462,000 in December 2018 and 2017, respectively.

●	In August 2016, the Company purchased a patent technology use right, value at RMB16,000,000, for a ten-year term from a third party. Since the current poor market conditions for dying machine industry, customers are either getting shut down for environmental reasons or moving to south east Asia, raw material prices are increasing rapidly, labor cost and related benefit expenses increasing a lot as well. The Company believes that the ultra-ozone patent will probably not yield the expecting value. On September 30, 2018, the Company decided to impair the net book value of this patent and recorded an impairment loss of approximately $1,894,000.

●	On January 30, 2018, in connection with the acquisition AnyWorkspace Limited, the Company acquired a management software for an online, real-time marketplace that connects workspace providers with clients who need temporary office and meeting spaces, technology, valued at $683,788. Upon completion of the 2018 impairment test, the Company decided to impair the carrying amount of this intangible asset and recorded impairment loss of approximately $442,000 at December 31, 2018.

●	At December 31, 2018 and 2017, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2018 and 2017 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment formerly used in the Company’s forging and related components, and chemical equipment segments. Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges of approximately $6,257,000 and $0 for the years at December 31, 2018 and 2017, respectively.

Research and development expenses. Research and development expenses were $499,000 for the year ended December 31, 2018, as compared to $420,000 for the year ended December 31, 2017, an increase of $79,000, or 18.8%. The increase in 2018 was primarily attributable to the increase in research and development activities related to the development of new dyeing and finishing products.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2018, loss from operations amounted to $32,798,000, as compared to $12,232,000 for the year ended December 31, 2017.

Other expense. Other expense, net of other income, includes interest income, interest expense, foreign currency transaction loss, loss on equity method investment, and other income. For the year ended December 31, 2018, total other expense, net, amounted to $9,304,000 as compared to $188,000 for the year ended December 31, 2017, an increase of $9,116,000, or 4,849.8%. The increase in other expense, net, was primarily attributable to losses incurred in the 2018 periods related to our equity method investment of $8,771,000, including a write off of our equity method investment in September 2018.

Income tax provision.  Income tax expense was $0 for the year ended December 31, 2017, as compared to $408,000 for the year ended December 31, 2017, a change of $408,000.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $42,102,000, or $(7.15) per share (basic and diluted), for the year ended December 31, 2018, as compared with loss from continuing operations of $12,828,000, or $(6.99) per share (basic and diluted), for the year ended December 31, 2017, a change of $29,682,000, or 239.0%.

Gain (loss) from discontinued operations, net of income taxes. Our gain from discontinued operations was $16,000, or $0.00 per share (basic and diluted), for the year ended December 31, 2018, as compared with loss from discontinued operations of $98,000, or $(0.05) per share (basic and diluted), for the year ended December 31, 2017, a change of $114,000 or 116.6%.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Fiscal Years Ended December 31,
	2018	2017
Revenues	$-	$-
Cost of revenues	-	31,872
Gross (loss) profit	-	(31,872)
Operating expenses:
Gain from operations – bad debt recovery	16,237	-
Other operating expenses	-	66,085
Gain (loss) from discontinued operations before income taxes	16,237	(97,957)
Income taxes	-	-
Gain (loss) from discontinued operations, net of income taxes	16,237	(97,957)
Gain (loss) on disposal of discontinued operations	-	-
Gain (loss) from discontinued operations, net of income taxes	$16,237	$(97,957)

Net loss. As a result of the foregoing, our net loss was $42,086,000, or $(7.15) per share (basic and diluted), for the year ended December 31, 2018, as compared with net loss $12,926,000, or $(7.04) per share (basic and diluted), for the year ended December 31, 2017, a change of $29,160,000, or 225.6%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,266,000 for the year ended December 31, 2018, as compared to a foreign currency translation gain of $4,047,000 for the year ended December 31, 2017. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the year ended December 31, 2018 of $44,352,000, compared to comprehensive loss of $8,879,000 for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2018 and 2017, we had cash balances of $782,000 and $1,019,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
Country:
United States	$7	0.9%	$67	6.6%
Hong Kong	183	23.4%	143	14.0%
China (PRC)	592	75.7%	809	79.4%
Total cash and cash equivalents	$782	100.0%	$1,019	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2017 to December 31, 2018 (dollars in thousands):

	December 31, 2018	December 31, 2017	Change	Percentage Change
Working capital:
Total current assets	$21,217	$22,926	$(1,709)	(7.5)%
Total current liabilities	10,661	9,387	1,274	13.6%
Working capital	$10,556	$13,539	$(2,983)	(22.0)%

Our working capital decreased by $2,983,000 to $10,556,000 at December 31, 2018 from $13,539,000 at December 31, 2017. This decrease in working capital is primarily attributable to:

●	An increase in short-term bank loans of $108,000;

●	An increase in accounts payable of $1,456,000;

● ●	An increase in accrued expenses of $614,000; An increase in convertible note payable of $41,000;

●	An increase in due to related party of $910,000;

●	A decrease in cash and cash equivalent of $238,000;

●	A decrease in restricted cash of $196,000;

●	A decrease in notes receivable of $312,000;

●	A decrease in accounts receivable, net of allowance for doubtful accounts, of $4,765,000;

●	A decrease in advances to suppliers of $1,458,000;

●	A decrease in receivable from sale of subsidiary of $159,000; and

●	A decrease in assets of discontinued operations of $198,000.

Offset by:

●	An increase in inventories, net of reserve for obsolete inventories, of $1,861,000 in order to satisfy expected increase in customers’ orders;

●	An increase in prepaid expenses of $3,090,000;

●	An increase in prepaid license fee – related party, net of $664,000;

●	A decrease in liabilities of discontinued operations of $121,000;

●	A decrease in advances from customer of $1,381,000;

●	A decrease in bank acceptance notes payable of $350,000; and

●	A decrease in income taxes payable of $3,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was $2,457,000 for the year ended December 31, 2018 as compared to net cash flow used in operating activities of $410,000 for the year ended December 31, 2017, a change of $2,047,000.

●	Net cash flow used in operating activities for the year ended December 31, 2018 primarily reflected our net loss of $42,086,000, and add-back of non-cash items primarily consisting of depreciation of $4,046,000, amortization of intangible assets of $707,000, increase in allowance for doubtful accounts of $1,904,000, loss from impairment of disposition for manufacturing equipment of $6,258,000, loss from impairment of intangible asset of $2,336,000, loss from impairment of goodwill of $26,000, loss on equity method investment of $8,902,000, stock-based employment compensation of $352,000, stock-based professional fees of $ 10,468,000, stock-based donation expense of $242,000, stock-based rents of $1,269,000, amortization of debt discount of $185,000, amortization of license fee of $376,000, an increase in inventory reserve of $945,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of $3,133,000, an increase in prepaid and other current assets of $640,000, a decrease in advances from customer of $1,297,000, and a decrease in liabilities of discontinued operations of $104,000, offset by a decrease in note receivable of $298,000, a decrease in accounts receivable of $2,548,000, a decrease in advances to suppliers of $1,402,000, a decrease in assets of discontinued operations of $199,000, an increase in accounts payable of $1,701,000, and an increase in accrued expenses of $640,000.

●	Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected our net loss of $12,926,000, and add-back of non-cash items primarily consisting of depreciation of $3,951,000, amortization of intangible assets of $324,000, increase in allowance for doubtful accounts of $6,540,000, loss from impairment of acquisition of a non-wholly owned subsidiary of $462,000, loss on equity method investment of $130,000, stock-based compensation and fees of $ 1,587,000 and an increase in inventory reserve of $285,000, and changes in operating assets and liabilities primarily consisting of an increase in note receivable of $307,000, an increase in accounts receivable of $924,000, an increase in inventories of $2,210,000, an increase in prepaid and other current assets of $255,000, an increase in advances to suppliers of $801,000, a decrease in accrued expenses of $210,000, a decrease in VAT and service taxes payable of $49,000, a decrease in income taxes payable of $21,000, and a decrease in liabilities of discontinued operations of $199,000, offset by a decrease in deferred tax assets of $397,000, a decrease in assets of discontinued operations of $42,000, an increase in accounts payable of $1,849,000, and an increase in advances from customer of $1,924,000.

Net cash flow used in investing activities was $72,000 for the year ended December 31, 2018 as compared to $1,922,000 for the year ended December 31, 2017. For the year ended December 31, 2018, net cash flow used in purchase of property and equipment of $75,000, offset by cash received from acquisition of $2,000. For the year ended December 31, 2017, net cash flow used in purchase of property and equipment of $5,200,000, offset by cash received from sale of Fulland Wind of $2,131,000 and cash received from the sale of assets of discontinued operations of $1,147,000.

Net cash flow provided by financing activities was $2,015,000 for the year ended December 31, 2018 as compared to $1,500,000 for the year ended December 31, 2017. During the year ended December 31, 2018, we received proceeds from bank loans of $2,523,000, received proceeds from note payable of $900,000, advanced from related party of $1,395,000 and received proceeds from sale of common stock of $256,000, offset by repayments for bank loans of $2,040,000, payments for the decrease in bank acceptance notes payable of $340,000, repayment of related party advances of $485,000 and offering cost payment of $195,000. During the year ended December 31, 2017, we received proceeds from bank loans of $1,258,000, received proceeds from note payable of $670,000, advanced from related party of $348,000 and received proceeds from sale of common stock of $860,000, offset by repayments for bank loans of $1,480,000 and payments for the decrease in bank acceptance notes payable of $155,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Bank loans (1)	$2,428	$2,183	$245	$-	$-
Convertible note payable (2)	710	710	-	-	-
Bank acceptance notes payable	73	73	-	-	-
Total	$3,211	$2,966	$245	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.
(2)	Amount converted into common shares in 2019.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $2,266,000 and unrealized foreign currency translation gain of approximately $4,047,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharing Economy International Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the notes to consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/RBSM LLP

We have served as the Company’s auditor since 2012.

New York, New York

April 16, 2019

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$781,740	$1,019,437
Restricted cash	77,473	272,991
Notes receivable	149,757	461,292
Accounts receivable, net of allowance for doubtful accounts	4,327,980	9,092,709
Inventories, net of reserve for obsolete inventories	6,414,305	4,553,559
Advances to suppliers	565,295	2,023,779
Receivable from sale of subsidiary	2,791,590	2,950,442
Prepaid license fee - related party, net	663,830	-
Prepaid expenses and other	5,235,113	2,144,624
Assets of discontinued operations	209,926	407,510

Total current assets	21,217,009	22,926,343

OTHER ASSETS:
Equity method investment	-	9,053,859
Property and equipment, net	21,563,420	33,181,119
Intangible assets, net	3,562,513	5,394,296

Total other assets	25,125,933	47,629,274

Total assets	$46,342,942	$70,555,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,182,960	$2,074,529
Bank acceptance notes payable	72,698	422,589
Convertible note payable, net of unamortized debt discount	710,504	670,000
Accounts payable	4,254,598	2,798,590
Accrued expenses	779,948	165,749
Advances from customers	1,073,797	2,454,375
Due to related parties	1,257,505	347,589
Income taxes payable	60,065	63,483
Liabilities of discontinued operations	268,532	389,633

Total current liabilities	10,660,607	9,386,537

LONG-TERM LIABILITIES:
Long-term loan	244,910	-

Total liabilities	10,905,517	9,386,537

Commitments and contingencies (see Note 19)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A Preferred stock ($0.001 par value; 10,000,000 and 0 shares authorized; 0 and 0 issued and outstanding at December 31, 2018 and 2017, respectively)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 7,449,123 and 2,527,720 shares issued and outstanding at December 31, 2018 and 2017, respectively)	7,449	2,528
Additional paid-in capital	58,452,131	40,241,172
Retained earnings	(27,492,559)	13,624,729
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	2,657,614	4,923,829
Total stockholder’s equity	35,977,227	61,144,850

Non-controlling interest	(539,802)	24,230

Total stockholders’ equity	35,437,425	61,169,080

Total liabilities and stockholders’ equity	$46,342,942	$70,555,617

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2018	2017

REVENUES	$9,508,042	$13,522,056

COST OF REVENUES	13,924,107	13,677,889

GROSS (LOSS) PROFIT	(4,416,065)	(155,833)

OPERATING EXPENSES:
Depreciation and amortization	1,132,052	1,100,944
Selling, general and administrative	16,211,430	3,619,382
Research and development	498,803	420,023
Bad debt expense	1,920,490	6,473,838
Impairment loss	8,619,109	462,111

Total operating expenses	28,381,884	12,076,298

LOSS FROM OPERATIONS	(32,797,949)	(12,232,131)

OTHER INCOME (EXPENSE):
Interest income	16,108	12,574
Interest expense	(374,387)	(137,823)
Loss on equity method investment	(8,901,746)	(130,498)
Foreign currency transaction loss	(2,764)	(1,812)
Other (loss) income	(41,580)	69,584

Total other expense, net	(9,304,369)	(187,975)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(42,102,318)	(12,420,106)

PROVISIONS FOR INCOME TAXES:
Current	-	(11,273)
Deferred	-	(397,014)

Total Income taxes provision	-	(408,287)

LOSS FROM CONTINUING OPERATIONS	(42,102,318)	(12,828,393)

DISCONTINUTED OPERATIONS:
Gain (loss) from discontinued operations, net of income taxes	16,237	(97,957)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	16,237	(97,957)

NET LOSS	(42,086,081)	(12,926,350)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(968,793)	(19,581)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(41,117,288)	$(12,906,769)

COMPREHENSIVE (LOSS) GAIN:
Net loss	$(42,086,081)	$(12,926,350)
Unrealized foreign currency translation gain	(2,266,215)	4,046,840

Comprehensive loss	$(44,352,296)	$(8,879,510)

Net loss attributable to non-controlling interest	$(968,793)	$(19,581)
Unrealized foreign currency translation gain (loss) from non-controlling interest	-	-

Comprehensive loss attributable to common stockholders	$(43,383,503)	$(8,859,929)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(7.15)	$(6.99)
Discontinued operations - basic and diluted	0.00	(0.05)

Net loss per common share - basic and diluted	$(7.15)	$(7.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,753,698	1,832,900

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional			Accumulated Other		Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2016	1,415,441	$1,415	$35,549,542	$26,531,498	$2,352,592	$876,989	$-	$65,312,036

Common stock issued for services	736,806	737	3,324,296	-	-	-	-	3,325,033

Common stock sold for cash	290,000	290	859,710	-	-	-	-	860,000

Common stock issued for acquisition of subsidiary	85,473	86	507,624	-	-	-	-	507,710

Share of reserve arising from acquisition of a non-wholly owned subsidiary	-	-	-	-	-	-	43,811	43,811

Net loss for the year	-	-	-	(12,906,769)	-	-	(19,581)	(12,926,350)

Foreign currency translation adjustment	-	-	-	-	-	4,046,840	-	4,046,840

Balance, December 31, 2017	2,527,720	$2,528	$40,241,172	$13,624,729	$2,352,592	$4,923,829	$24,230	$61,169,080

Common stock issued for cash	69,676	70	256,340					256,410

Common stock issued for services to consultants and service providers	3,410,318	3,410	13,177,341	-	-	-	-	13,180,751

Common stock issued for services to employees and directors	355,480	355	352,968					353,323

Common stock issued upon conversion of debt	236,721	237	745,098	-	-	-	-	745,335

Relative fair value of warrants granted	-	-	152,490	-	-	-	-	152,490

Common stock issued for acquisition of majority-owned subsidiaries	175,074	175	976,809	-	-	-	-	976,984

Common stock issued for prepayment for acquisition of intangible asset	250,000	250	1,039,750					1,040,000

Share of reserve arising from acquisition of a non-wholly owned subsidiaries	-	-	-	-	-	-	403,833	403,833

Common stock issued for donation	58,000	58	241,802					241,860

Common stock issued for rental expense	366,134	366	1,268,361					1,268,727

Net loss for the year	-	-	-	(41,117,288)	-	-	(968,793)	(42,086,081)

Foreign currency translation adjustment	-	-	-		-	(2,266,215)	928	(2,265,287)

Balance, December 31, 2018	7,449,123	$7,449	$58,452,131	$(27,492,559)	$2,352,592	$2,657,614	$(539,802)	$35,437,425

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,086,081)	$(12,926,350)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation	4,045,881	3,950,932
Amortization of intangible assets	707,390	324,190
Allowance for doubtful accounts	1,920,490	6,473,838
Allowance for doubtful accounts - discontinued operations	(16,237)	66,085
Loss from impairment of acquisition of a non-wholly owned subsidiary	-	462,111
Impairment loss of disposition for manufacturing equipment	6,257,583	-
Impairment loss of intangible assets	2,335,562	-
Impairment loss of goodwill	25,965	-
Loss on equity method investment	8,901,746	130,498
Stock-based employment compensation	352,391	-
Stock-based professional fees	10,467,783	1,586,643
Stock-based donation	241,860	-
Stock-based rents	1,268,727	-
Amortization of debt discount	185,336	-
Amortization of license fee	376,170	-
Inventory reserve	944,567	285,334
Changes in operating assets and liabilities:
Notes receivable	297,922	(306,542)
Accounts receivable	2,547,860	(924,212)
Inventories	(3,132,915)	(2,209,520)
Prepaid and other current assets	(640,312)	(255,321)
Advances to suppliers	1,402,354	(801,282)
Deferred tax assets	-	397,014
Assets of discontinued operations	198,757	42,273
Accounts payable	1,700,787	1,849,047
Accrued expenses	640,344	(210,396)
VAT and service taxes payable	-	(48,621)
Income taxes payable	-	(20,532)
Advances from customers	(1,297,307)	1,923,909
Liabilities of discontinued operations	(104,043)	(198,889)

Net cash used in operating activities	(2,457,419)	(409,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(74,832)	(5,199,833)
Proceed received from acquisition	2,341	-
Proceed received from sale of subsidiary in cash	-	2,130,556
Proceeds from sales of equipment from discontinued operations	-	1,146,959

Net cash used in investing activities	(72,491)	(1,922,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs paid	(195,018)	-
Proceeds from bank loan	2,522,913	1,257,620
Repayments of bank loan	(2,039,675)	(1,479,553)
Proceed from convertible note	900,000	670,000
Decrease in bank acceptance notes payable	(339,946)	(155,353)
Advance from related party	1,394,872	347,589
Repayment of related party advances	(484,956)	-
Proceeds from sale of common stock, net	256,410	860,000

Net cash provided by financing activities	2,014,600	1,500,303

Effect of exchange rate changes	82,095	369,745

Net decrease in cash and cash equivalents	(433,215)	(462,061)

Cash and cash equivalents - beginning of period	1,292,428	1,481,498

Cash and cash equivalents - end of period	$859,213	$1,019,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$131,684	$134,459
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$4,189,028	$1,709,989
Stock issued for future services to employees and directors	$932	$-
Stock issued for prepayment of license fee - related party	$663,830	$-
Stock issued for repayment of convertible note	$670,335	$-
Stock issued for redemption of convertible note and accrued interest	$75,000	$-
Stock issued for acquisition of non-wholly owned subsidiaries	$976,984	$507,710
Stock issued for accrued liabilities	$-	$37,835

RECONCILIATION OF CASH,CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$1,019,437	$1,481,498
Restricted cash at beginning of period	272,991	551,047
Restricted cash included in discontinued operations at beginning of period	-	-
Total cash, cash equivalents and restricted cash at beginning of period	$1,292,428	$2,032,545

Cash and cash equivalents at end of period	$781,740	$1,019,437
Restricted cash at end of period	77,473	272,991
Restricted cash included in discontinued operations at end of period	-	-
Total cash, cash equivalents and restricted cash at ended of period	$859,213	$1,292,428

See notes to consolidated financial statements.

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

The Company’s latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.

●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.

●	EC Advertising Limited (“EC Advertising”), a company incorporated under the laws of Hong Kong on March 17, 2017 and is a wholly-owned by Sharing Economy.

●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	EC Assets Management Limited (“EC Assets”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	Cleantech Solutions Limited (formerly known as EC (Fly Car) Limited), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.

●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.

●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.

●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.

●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.

●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.

●	Inspirit Studio Limited (“Inspirit Studios”), a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.

●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.

●	3D Discovery Co. Limited (“3D Discovery”), a company incorporated under the laws of Hong Kong on February 24, 2015, and 60% of its shareholdings was acquired by EC Technology on January 19, 2018.

●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is a wholly-owned by EC Creative.

●	AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.
●	Xiamen Great Media Company Limited (“Xiamen Great Media”), a company incorporated under the laws of the PRC on September 5, 2018 and is a wholly-owned by EC Advertising.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $42,086,000 for the year ended December 31, 2018. The net cash used in operations was approximately $2,457,000 for the year ended December 31, 2018. During the year ended December 31, 2018, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 32% as compared to the year ended December 31, 2017, respectively. Additionally, the Company recorded an impairment loss of approximately $8,619,000 primarily related to an impairment loss of $2,361,000 related to the write off its patent of use rights in September 2018 and the write off of other intangibles, and an impairment loss of approximately $6,258,000 related to the disposition of manufacturing equipment in December 2018. Due to significance doubt about the status and recoverability of the Company’s equity method investment in Shengxin, the Company fully impaired the value of its investment in Shengxin (See Note 6). Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report.

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

Listing status

On November 26, 2018, Sharing Economy International Inc. (the "Company") received a staff determination notice from The Nasdaq Stock Market ("Nasdaq") informing the Company that as a result of its failure to comply with Nasdaq's shareholder approval requirements set forth in Listing Rule 5635(c) (the "Rule"), the staff determined to deny the Company's request for continued listing based on a plan of compliance submitted on October 26, 2018. The Company's common stock was delisted from Nasdaq at the open of trading on December 5, 2018. The Company's common stock is currently trading on the OTC Markets under the symbol "SEII".

Basis of presentation

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2018 is referred to as “fiscal 2018”, and the year ended December 31, 2017 is referred to as “fiscal 2017”.

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries, as well as the financial statements of the Huayang Companies, including Dyeing, which conducts the Company’s continuing operations, and Heavy Industries, which operated discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of December 31, 2018 and 2017. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

The carrying amount of the VIE’s assets and liabilities are included in the accompanying consolidated financial statements of the Company and are summarized as follows:

	December 31, 2018	December 31, 2017
Current assets
Cash	$588,633	$806,672
Accounts receivable, net	4,236,447	9,059,015
Inventory, net	6,414,305	4,553,559
Other current assets	4,298,439	5,901,119
Total current assets	15,537,824	20,320,365

Equity method investment	-	9,053,859
Property and equipment, net	21,506,658	33,115,975
Intangible assets, net	2,933,874	5,302,047

Total assets	39,978,356	67,792,246

Liabilities
Current liabilities	7,970,259	7,629,783
Intercompany payables *	13,326,298	13,855,768
Other liabilities, non-current	244,910	-

Total liabilities	21,541,467	21,485,551

Net assets	$18,436,889	$46,306,695

*	Intercompany payables are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2018 and 2017 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At December 31, 2018 and 2017, cash balances held in PRC and Hong Kong banks of $774,316 and $952,663, respectively, are uninsured.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2018		December 31, 2017
United States	$7,424	0.95%	$66,774	6.55%
Hong Kong	182,800	23.38%	142,944	14.02%
China	591,516	75.67%	809,719	79.43%
Total cash and cash equivalents	$781,740	100.00%	$1,019,437	100.00%

Restricted cash

Restricted cash mainly consists of cash deposits held by various banks in the PRC to secure bank acceptance notes payable. The Company’s restricted cash totaled $77,473 and $272,991 at December 31, 2018 and 2017, respectively.

Notes receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $149,757 and $461,292 at December 31, 2018 and 2017, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2018 and 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $9,527,060 and $8,115,876, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $1,212,706 and $313,930 at December 31, 2018 and 2017, respectively.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $565,295 and $2,023,779 at December 31, 2018 and 2017, respectively.

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

Impairment of long-lived assets and intangible asset

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At December 31, 2018 and 2017, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2018 and 2017. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2018 and 2017 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment formerly used in the Company’s forging and related components, and chemical equipment segments. Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges on long-lived assets of $6,257,583 and impairment loss on intangible assets of $2,335,562 for the year at December 31, 2018. The Company did not record impairment charges on long-lived assets and impairment loss on intangible asset for the year at December 31, 2017.

Impairment of goodwill

In accordance with ASC 350-30-35-4 requirement, the Company hired specialist to review goodwill value for impairment whenever that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Upon completion of the 2018 impairment analysis for goodwill, the Company determined that the carrying value exceeded the fair market value on certain goodwill formerly on the Company’s book, and in connection with the impairment of goodwill, the Company recorded impairment loss on goodwill of $25,965 for the year at December 31, 2018.

Advances from customers

Advances from customers at December 31, 2018 and 2017 amounted to $1,073,797 and $2,454,375, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

On December 22, 2017, The United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate in the United States to 21% from 35%. The rate reduction is effective January 1, 2018, and is permanent.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2018 and 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through September 30, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. The Company periodically reassessed the fair value of non-employee share based payments until service conditions are met, which generally aligns with the vesting period of the equity instrument, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the fourth quarter of 2018 and there was no cumulative effect of adoption.

Shipping costs

Shipping costs are included in selling expenses, general and administrative and totaled $53,740 and $111,776 for the years ended December 31, 2018 and 2017, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $284,278 and $162,531 for the years ended December 31, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s dyeing and finishing machine product line. Research and development costs totaled $498,803 and $420,023 for the years ended December 31, 2018 and 2017, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (“HKD”). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2018 and 2017 was $82,095 and $369,745, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates, prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts at December 31, 2018 and December 31, 2017 were translated at 6.8778 RMB to $1.00 and at 6.5075 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts at December 31, 2018 and December 31, 2017 were translated at 7.8305 HKD to $1.00 and 7.8128 HKD to $1.00, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the years ended December 31, 2018 and 2017 were 6.6187 RMB and 6.7588 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the year ended December 31, 2018 and 2017 were 7.8 HKD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2018 and 2017. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2018	2017
Net Loss for basic and diluted attributable to common shareholders	$(41,117,288)	$(12,906,769)
From continuing operations	(41,133,525)	(12,808,812)
From discontinued operations	$16,237	$(97,957)

Weighted average common stock outstanding– basic and diluted	5,753,698	1,832,900

Net (loss) income per share of common stock
From continuing operations – basic and diluted	$(7.15)	$(6.99)
From discontinued operations – basic and diluted	0.00	(0.05)
Net (loss) income per common share - basic and diluted	$(7.15)	$(7.04)

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

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2018 and 2017 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) “. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The adoption of ASU 2016-02 is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. The Company determined that the $5.4 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share based payments granted to employees. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain disclosures and in certain instances requires additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entites, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

Cash	$2,374
Account receivable and prepayment	21,663
Property and equipment	9,222
Goodwill	53,431
Other intangible assets	1,300,805
Total assets acquired at fair value	1,387,495

Accounts payable and accrued expenses	(6,677)
Non-controlling interest assumed	(403,833)
Total liabilities and non-controlling interest assumed	(410,511)

Total purchase consideration	$976,984

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

The purchase price exceeded the fair value of the net assets acquired by approximately $53,431, which was initially recorded as goodwill. Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed. ASC 350-30-35-4 requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Upon completion of the 2018 impairment test, the Company decided to impair the carrying amount of goodwill and intangible asset for AnyWorkspace, and recorded impairment loss of $25,965 during the year ended December 31, 2018. Based on the Company’s annual analysis of goodwill, in December 2017, the Company recorded an impairment expense of $462,111 during the year ended December 31, 2017.

NOTE 3 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party for a sales price of RMB 48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016, and received the second installment of RMB14,400,000 (approximately $2.1 million) on April 10, 2017. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. If the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) was due 25 working days after the expiration of such period. Pursuant to extension agreement dated December 31, 2018, the Company agreed the above third party buyer could paid off the final payment of RMB 19,200,000 (approximately $2.7 million) by December 31, 2019. As a result of the sale, the forged rolled rings and related components business is treated as a discontinued operation.

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

The results of operations from Fulland Wind and petroleum and chemical equipment segment for the years ended December 31, 2018 and 2017 have been classified to the loss from discontinued operations line on the accompanying consolidated statements of operations and comprehensive loss presented herein.

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017 is set forth below.

	December 31, 2018	December 31, 2017
Assets:
Current assets:
Accounts receivable, net	$9,593	$33,646
Advances to suppliers	-	144,583
Prepaid expenses and other	200,333	229,281
Total current assets	209,926	407,510
Total assets	$209,926	$407,510
Liabilities:
Current liabilities:
Accounts payable	$242,555	$387,887
Accrued expenses and other liabilities	25,977	1,746
Total current liabilities	268,532	389,633
Total liabilities	$268,532	$389,633

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2018	2017
Revenues	$-	$-
Cost of revenues	-	31,872
Gross loss	-	(31,872)
Operating income (expenses)	16,237	(66,085)
Gain (loss) from operations	16,237	(97,957)
Other expense, net	-	-
Gain (loss) from discontinued operations, net of income taxes	$16,237	$(97,957)

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2018 and 2017, accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$13,855,040	$17,208,585
Less: allowance for doubtful accounts	(9,527,060)	(8,115,876)
	$4,327,980	$9,092,709

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. For the years ended December 31, 2018 and 2017, bad debt expense amounted to $1,920,490 and $6,473,838, respectively.

NOTE 5 – INVENTORIES

At December 31, 2018 and 2017, inventories consisted of the following:

	December 31, 2018	December 31, 2017
Raw materials	$1,207,334	$998,751
Work-in-process	872,376	2,629,570
Finished goods	5,547,301	1,239,168
	7,627,011	4,867,489
Less: reserve for obsolete inventories	(1,212,706)	(313,930)
	$6,414,305	$4,553,559

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the years ended December 31, 2018 and 2017, the Company increased its reserve for obsolete inventory of $944,567 and $285,334, respectively.

NOTE 6 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $9,543,000) and had invested RMB 59.8 million (approximately $9,511,000 at December 31, 2018), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $22.3 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $9.5 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $31.8 million). Mr. Xue had advised Dyeing that he anticipated that he will fund the remaining RMB 80,000,000 (approximately $12.7 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

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

In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. At December 31, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $15,000, $16.3 million and $14,000, respectively, and liabilities consisted of other payables of approximately $51,000. At December 31, 2017, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $17.3 million and $615,000 and $5,000, respectively, and had no liabilities.

In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, the Company fully impaired the value of its investment in Shengxin in the amount of $8,711,336 which is included in the Company’s share of Shengxin losses on the accompanying consolidated statements of operations. Additionally, for the year ended December 31, 2018 and 2017, the Company’s share of Shengxin’s net loss were $190,410 and $130,498, respectively. For the year ended December 31, 2018, the total aggregate loss on equity method investment in Shengxin were $8,901,746.

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful life	December 31, 2018	December 31, 2017
Office equipment and furniture	5 years	$86,724	$71,120
Manufacturing equipment	5 - 10 years	20,297,029	34,419,653
Vehicles	5 years	176,884	253,564
Building and building improvements	5 - 20 years	21,341,612	22,556,026
Manufacturing equipment in progress	-	338,190	3,657,936
Construction in progress	-	4,686,673	1,652,859
		46,927,112	62,611,158
Less: accumulated depreciation		(25,363,692)	(29,430,039)
		$21,563,420	$33,181,119

For the years ended December 31, 2018 and 2017, depreciation expense amounted to $4,045,881 and $3,950,932, respectively, of which $2,913,829 and $2,849,988, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

At December 31, 2018 and 2017, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property and equipment as of December 31, 2018 and 2017. Such analysis considered future use of such equipment, consultation with equipment resellers, and other industry factors. Upon completion of the 2018 and 2017 impairment analysis, the Company determined that the carrying value exceeded the fair market value on certain equipment formerly used in the Company’s forging and related components, and chemical equipment segments. Accordingly, in connection with the impairment of such equipment, the Company recorded impairment charges of $6,257,583 and $0 for the years at December 31, 2018 and 2017, respectively.

NOTE 8 – INTANGIBLE ASSETS

At December 31, 2018 and 2017, intangible assets consisted of the following:

	Useful life	December 31, 2018	December 31, 2017
Land use rights	45 - 50 years	$3,925,789	$4,149,181
Patent use rights	10 years	-	2,458,701
Other intangible assets	3 - 5 years	845,180	92,249
Goodwill	-	27,421	-
		4,798,390	6,700,131
Less: accumulated amortization		(1,235,877)	(1,305,835)
		$3,562,513	$5,394,296

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2019	$355,788
2020	355,788
2021	111,826
2022	85,949
2023	85,949
Thereafter	2,539,792
$3,535,092

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right.

In August 2016, the Company purchased a patent technology use right, value at RMB16,000,000, for a ten-year term from a third party. This patent covers ozone-ultrasonic textile dyeing equipment. The Company amortizes the exclusive patent use right over a term of ten years. Given the current poor market conditions for dying machine industry, customers are either getting shut down for environmental reasons or moving to south east Asia, raw material prices are increasing rapidly, labor cost and related benefit expenses increasing a lot as well, which credit market is extremely tight. The Company believes that the ultra-ozone patent will probably not yield the expecting value. On September 30, 2018, the Company decided to impair the net book value of this patent and recorded an impairment loss of $1,893,625. Management determined that there was a significant adverse change in the extent or manner in which this long-lived asset was being used.

In January 2018, in connection the acquisition of 3D Discovery, the Company acquired their technologies valued at $754,495. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. Additionally. during the year ended December 31, 2018, Inspirit Studio developed its sharing economy mobile platform, namely BuddiGo, and capitalized costs amounting to $88,983. The BuddiGo application was launched in June 2018. The Company amortizes these technologies over a term of five years.

For the years ended December 31, 2018 and 2017, amortization of intangible assets amounted to $707,390 and $324,190, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. At December 31, 2018 and 2017, short-term bank loans consisted of the following:

	December 31, 2018	December 31, 2017
Loan from Bank of China, due on November 20, 2019 with annual interest rate of 4.64%, secured by certain assets of the Company	$363,488	$384,172
Loan from Bank of China, due on November 20, 2019 with annual interest rate of 4.64%, secured by certain assets of the Company	363,488	384,172
Loan from Bank of Wuxi Nongshuang, due on April 25, 2018 with annual interest rate of 5.87%, secured by certain assets of the Company	-	691,510
Loan from Bank of Wuxi Nongshuang, due on February 22, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	654,279	-
Loan from Bank of Communication, due on September 20, 2018 with annual interest rate of 5.85%, secured by certain assets of the Company	-	614,675
Loan from Bank of Communication, due on September 25, 2019 with annual interest rate of 5.85%, secured by certain assets of the Company	581,582
Loan from Zhongli International Finance Corporation, credit line of RMB4,500,000 (approximately $654,279), with a security deposit of RMB900,000 (approximately $130,856) which will be returned in 36 months, monthly installment of RMB210,000 (approximately $30,533) in the 1st – 12th month; RMB138,000 (approximately $20,065) in the 13th - 24th month; RMB98,000 (approximately $14,249) in the 25th – 36th month; secured by certain assets of the Company *	220,123	-
Total short-term bank loans	$2,182,960	$2,074,529

*	Long-term bank loans represent amounts due to various banks that are due more than one year. Long-term portion of loan from Zhongli International Finance Corporation is $244,910 as of December 31, 2018.

Minimum 36-month installments under the loan agreement are as follows:

12-month periods ending December 31,	Amount
2019	$334,991
2020	223,327
2021	128,205
Total minimum loan payments	686,523
Less: amount representing interest	(105,223)
Less: security deposit due	(116,267)
Present value of net minimum loan payment	465,033
Less: current portion	(220,123)
Long-term portion	$244,910

Interest related to the bank loans, which was $131,684 and $134,459 for the years ended December 31, 2018 and 2017, respectively, is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. All bank acceptance notes payable are secured by the Company’s restricted cash which are deposits with various lenders. At December 31, 2018 and 2017, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2018	December 31, 2017
Bank of China, non-interest bearing, due on June 25, 2018, collateralized by 100% of restricted cash deposited	$-	$115,252
Bank of Communication, non-interest bearing, due on March 24, 2018, collateralized by 100% of restricted cash deposited	-	307,337
Bank of Communication, non-interest bearing, due on June 25, 2019, collateralized by 100% of restricted cash deposited	72,698	-
Total	$72,698	$422,589

NOTE 11 – CONVERTIBLE NOTE PAYABLE

Note Purchase Agreement

On October 9, 2017, the Company entered into a Note Purchase Agreement (the “NPA”) with Chong Ou Holdings Group Company Limited, a BVI company (the “Investor”) pursuant to which the Investor purchased a note for $670,000, bearing two percent (2%) interest per annum (the “Note”). The Note automatically converted into shares of common stock of the Company at a conversion price equal to $3.35 per share on January 8, 2018. Accordingly, on January 8, 2018, the Note was converted into 200,100 shares of common stock.

Securities purchase agreement and related convertible note and warrants

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Iliad Research and Trading, L.P. (the “Investor”) pursuant to which the Investor purchased a Convertible Promissory Note (the “Iliad Note”) in the original principal amount of $900,000, convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Iliad Note, and a two year Warrant to purchase 134,328 shares of Common Stock at an exercise price of $7.18 per share (the “Warrant”). In connection with the Iliad Note, the Company paid an original issue discount of $150,000 and paid issuance costs of $45,018 which will be reflected as a debt discount and amortized over the Iliad Note term. The Iliad Note bears interest at 10% per annum, is unsecured, and is due on the date that is fifteen months from May 2, 2018. The warrants shall expire on the last calendar day of the month in which the second anniversary of the Issue Date occurs. On November 8, 2018, the Company converted an aggregate of $27,811 and $47,189 outstanding principal and interest of the Iliad Note, respectively, into a total of 36,621 shares of its common stock (Details of conversion subsequent to the year end are disclosed in Note 21).

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

At December 31, 2018 and 2017, convertible debt consisted of the following:

	December 31, 2018	December 31, 2017
Principal	$872,674	$670,000
Unamortized discount	(162,170)	-
Convertible debt, net	$710,504	$670,000

For the year ended December 31, 2018 and 2017, amortization of debt discount and interest expenses amounted to $242,699 and $3,350, respectively. At December 31, 2018 and 2017, accrued interest amounted to $13,187 and $3,350, respectively.

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

On May 8, 2018, amended on May 24, 2018 and amended on August 30, 2018, Sharing Economy entered into a License Agreement (the “Agreement”) with ECrent. In accordance with the terms of the Amendment, ECrent shall grant the Company an exclusive license to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until December 31, 2019. In consideration for the license, the Company granted ECrent 250,000 shares of common stock (the “Consideration Shares”), at an issue price of $1,040,000, or $4.16 per share, (based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018). Pursuant to the terms of the Agreement, ECrent shall provide a guarantee on revenue and profit of $13,000,000 and $2,522,000, respectively. The Consideration Shares shall be reduced on a pro rata basis if there is a shortfall in the guaranteed revenue and/or profit. In connection with this agreement, during the year ended December 31, 2018, the Company recorded license fee expense of $376,170, which is included in cost of sales, and at December 31, 2018, recorded a prepaid license fee – related party of $663,830 which will be amortized over the remaining license period.

Due to related parties

From time to time, during 2017 and 2018, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2018 and 2017, the Company received advances from Chan Tin Chi Family Company Limited for working capital totaled $1,394,872 and $347,589, respectively, and repaid to Chan Tin Chi Family Company Limited a total of $484,956 and $0, respectively. At December 31, 2018 and 2017, amounts due to Chan Tin Chi Family Company Limited amounted to $1,257,505 and $347,589, respectively.

NOTE 13 – ACCRUED EXPENSES

At December 31, 2018 and 2017, accrued expenses consisted of the following:

	December 31, 2018	December 31, 2017
Accrued salaries and related benefits	$145,688	$62,726
Other payables	634,260	103,023
	$779,948	$165,749

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

The Company is governed by the Income Tax Laws of the PRC, Inland Revenue Ordinance of Hong Kong, and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC and Hong Kong, Chinese companies are generally subject to an income tax at an effective rate of 25% and 16.5%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Green Power, and VIEs (Dyeing and Heavy Industries) are subject to PRC statutory rates and certain subsidiaries domiciled in Hong Kong are subject to the Hong Kong statutory rate. The Company’s wholly-owned subsidiary, Fulland Limited was incorporated in the Cayman Islands and certain subsidiaries were incorporated in the British Virgin Islands. Under the current laws of the Cayman Islands and British Virgin Islands, these entities are not subject to income taxes.

Sharing Economy International Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $9,578,000 for income taxes purposes through December 31, 2018 and Foreign Tax Credits related to the Income Tax Laws of the PRC of approximately $982,409, subject to the Internal Revenue Code (“IRC”) Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The Company has not calculated its IRC Section 382 change of ownership to date, but there seems to have been a change of ownership within the meaning of IRC Section 382, which has not limited the use of net operating losses, nor foreign tax credits as of December 31, 2018, based upon Managements review. The net operating loss carries forward and foreign tax credit carry forward for United States income taxes may be available to reduce future years’ taxable income. Net operating loss carry forwards through December 31, 2017 of $8,402,000 will expire, if not utilized, through 2037 and the remaining foreign tax credits expire, if not utilized, through 2026. Net operating loss carry forwards for 2018 of $1,176,000 forward may be carried forward indefinitely subject to annual usage limitations. As of December 31, 2018, the Company had net operating loss carryforwards of approximately $10,812,000 for PRC income tax purposes, such losses are set to expire in 2023 for PRC income tax purposes. As of December 31, 2018, the Company had net operating loss carryforwards of approximately $2,670,000 for Hong Kong income tax purposes.

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

In 2017, as a result of the reduction of the United States federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $1,092,239 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

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

The Company has cumulative undistributed earnings from its China subsidiary and VIEs of approximately $0 and $40.2 million as of December 31, 2018 and 2017, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	2018	2017
U.S. statutory rates	21.0%	34.0%
U.S. effective rate different than China tax rate	0.4%	(3.3)%
Non-deductible expenses	(16.3)%	(17.9)%
Effect of change in U.S statutory rate from 35% to 21%	-%	(2.1)%
China valuation allowance	(4.5)%	(7.2)%
U.S. valuation allowance	(0.6)%	(3.5)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2018 and 2017, income taxes expense was related to our operations in the PRC and amounted to $0 and $408,287, respectively.

The tax effects of temporary differences under ASC 740 “Accounting for Income Taxes” that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net U.S. operating loss carry forward	$2,011,408	$1,764,385
Net PRC and Hong Kong operating loss carry forward	3,143,666	1,252,015
Foreign tax credit	206,306	206,306
Total gross deferred tax assets	5,361,380	3,222,706
Less: valuation allowance	(5,361,380)	(3,222,706)
Net deferred tax assets	$-	$-

At December 31, 2018 and 2017, the valuation allowance were $5,361,380 and $3,222,706 related to the U.S. and foreign net operating loss carry forwards and foreign tax credit, respectively. During the year ended December 31, 2018, the valuation allowance increased by $2,138,674.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred stock designated

On September 7, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Series A Preferred Stock (the “Designation”). The Designation authorized 10,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall be convertible into one (1) share of the Company’s common stock, at the option of the holder, on or after the date and subject to the conditions set forth in the Designation. There is no issue of Series A Preferred Stock as of December 31, 2018 and 2017.

Common stock issued for services

During the year ended December 31, 2017, pursuant to consulting and service agreements, the Company issued an aggregate of 736,806 shares of common stock to seventeen consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. During the year ended December 31, 2018, pursuant to consulting and service agreements, the Company issued an aggregate of 3,499,120 shares of common stock to ninety-five consultants and vendors for the services rendered and to be rendered and two consultants surrendered an aggregate of 88,802 shares. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. In connection with the issuance of the shares to consultants and vendors, the Company recorded prepaid expenses of $1,709,989 and $4,189,960 which is being amortized over the respective service period as of December 31, 2017 and 2018, respectively. For the years ended December 31, 2018 and 2017, the Company recorded stock-based consulting and service fees of $10,467,783 and $1,586,643.

Additionally, the Company issued/will issue an additional 1,338,218 shares of common stock to thirty-one consultants and vendors during year 2019, provided that these agreements are not terminated prior to the issuance of such shares. The initial fair value of these shares was valued at the fair market value on the grant or contract date using the reported closing share price on the date of contract or grant. The Company will recognize stock-based professional fees over the period during which the services are rendered by such consultant or vendor. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is remeasured using the then-current fair value of the Company’s common stock. As of December 31, 2018, there was $449,473 of unvested stock-based consulting and service fees to be recognized over the remaining service periods.

In October and December 2018, the Company mutually agreed or terminated the consulting and service agreements of seven consultants and vendors. Both parties forgo their respective rights as stated in the agreements, the Company has no obligation to issue in aggregate of 648,601 shares in effect.

During the year ended December 31, 2018, the Company has issued 349,870 shares as bonus to certain directors and employees for performance targets to be achieved for the year in 2018, and the Company has also issued 5,610 shares as salary and staff benefits. These shares were valued at the fair market value on the entitlement or grant date using the reported closing share price on the date of entitlement or grant. During the year ended December 31, 2018, the Company recorded stock-based compensation expense of $352,391 and prepaid expenses of $932 which will be amortized over the remaining service period.

For part of the consultancy agreements, if, on the first date when the restrictive legend on the certificate of each lot of the shares issued to the consultant/vendor pursuant these agreements are removed and such lot of shares becomes freely tradeable without restriction, the closing price of the shares drops below the issue price, the Company will compensate the consultants and vendors for the drop in value of such lot of shares, which will be calculated by multiplying the number of Shares by the difference between the closing price and the issue price (“Shortfall”). The total maximum number of shares issued for the Shortfall of these consultancy agreements shall not exceed 264,169 Shares.

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

Common stock issued debt conversion

In the year ended December 31, 2018, the Company issued 236,721 shares of its common stock upon conversion of debt (see Note 11).

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

On June 26, 2018, pursuant to the sub-licensing agreement entered between the Company and a related party, Ecrent Capital Holdings Limited, the Company issued 250,000 unregistered shares of its common stock valued at $1,040,000, or $4.16 per share, based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018. In connection with this agreement, during the year ended December 31, 2018, the Company recorded license fee expense of $376,170, which is included in cost of sales, and at December 31, 2018, recorded a prepaid license fee – related party of $663,830 which will be amortized over the remaining license period (see Note 12).

Shares issued for donation

On July 10, 2018, the Company issued 58,000 shares as donation to Ng Hong Man Educational Foundation Limited. The Foundation would use the funds raised from the donation to support and promote the delivery of education and the operation of the Foundation, to set up a co-working facility and community for training the low skill people, and to coordinate with schools and education institutes to support and promote the education of sharing economy to the teenage groups. These shares were valued at $241,860, or $4.17 per share, based on the quoted market price of the Company’s common stock on the donation date. In connection with this donation, during the year ended December 31, 2018, the Company recorded donation expense of $241,860, respectively, which is included in operating expenses.

Shares issued in connection with Tenancy Agreement for office complex of Shaw Movie City

Sharing Film International Limited (“Sharing Film”), a wholly owned subsidiary of the Company, entered into a tenancy agreement with Shaw Movie City Hong Kong Limited (“Landlord”). The Landlord let and Sharing Film took one level of office complex of Shaw Movie City for one year commencing from November 1, 2018 renewable on a yearly basis. On July 24, 2018, the Company issued a total of 366,134 shares, including 311,357 shares as the payment for the annual rental and part of the management fee for the one year tenure and 54,777 shares as the payment of part of the tenancy deposit. These shares were valued at $1,268,727. Upon the Company's common stock price decreased, on January 11, 2019, Sharing Film entered into a deed of surrender with the Landlord. Sharing Film surrendered and delivered back vacant possession of one level of office complex of Shaw Movie City to the Landlord. The Landlord forfeited all the deposits paid and terminated the tenancy agreement. During the year ended December 31, 2018, the Company recorded stock-based rental and management fee of $1,268,727 (see Note 21).

Warrants

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities and issued two year Warrant to purchase 134,328 shares of Common Stock at an exercise price of $7.18 per share (see Note 11). Since these warrants were issued with a Convertible Note, the proceeds of the Note were allocated to the instruments based on relative fair value as the warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the warrants was $152,490. During the year ended December 31, 2018, the fair value of the warrants was estimated using the Black-Sholes valuation model with the following assumptions:

2018
Dividend rate	0%
Term (in years)	2.0 years
Volatility	111.9%
Risk—free interest rate	2.24%

There was no warrant activity in 2017. Warrant activities for the year ended December 31, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	$-	-	$-
Granted	134,328	7.18	2.0
Cancelled	-	-
Balance Outstanding December 31, 2018	134,328	$7.18	1.4	$0
Exercisable, December 31, 2018	134,328	$7.18	1.4	$0

NOTE 16 – STATUTORY RESERVE

The Company is required to make appropriations to statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. As of December 31, 2018 and 2017, the Company appropriated the required 50% of its registered capital to statutory reserve for Dyeing and Heavy Industries. Accordingly, no additional statutory reserve for Dyeing and Heavy Industries are required for the period ended December 31, 2018. Green Power had loss since its establishment. No appropriation to statutory reserves for it was required as it incurred recurring net loss.

NOTE 17 – SEGMENT INFORMATION

During the year ended December 31, 2017, the Company operated in one reportable business segments, the manufacture of textile dyeing and finishing equipment segment. During the year ended December 31, 2018, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the 2018 and 2017 periods, all of the Company’s operations were conducted in the PRC. The Sharing Economy Segment is based in Hong Kong.

Information with respect to these reportable business segments for the years ended December 31, 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2018	2017
Revenues:
Dyeing and finishing equipment	$9,299,867	$13,463,557
Sharing economy	208,175	58,499
	9,508,042	13,522,056
Depreciation:
Dyeing and finishing equipment	4,028,214	3,943,694
Sharing economy	17,667	7,238
	4,045,881	3,950,932
Interest expense
Dyeing and finishing equipment	131,684	134,459
Sharing economy	242,703	3,364
	374,387	137,823
Net (loss) income
Dyeing and finishing equipment	(26,386,311)	(9,914,743)
Sharing economy	(11,850,496)	(1,211,499)
Discontinued segments	16,237	(97,957)
Other (a)	(3,865,511)	(1,702,151)
	$(42,086,081)	$(12,926,350)

	December 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at December 31, 2018 and 2017 by segment
Dyeing and finishing equipment	$16,481,795	$27,805,180
Sharing economy	56,762	65,144
Other (b)	5,024,863	5,310,795
	$21,563,420	$33,181,119

	December 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at December 31, 2018 and 2017 by geographical location
China	$21,506,658	$33,115,975
Hong Kong	56,762	65,144
United States	-	-
	$21,563,420	$33,181,119

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

NOTE 18 – CONCENTRATIONS

Customers

Two customers accounted for approximately 27% (14% and 13%) of the Company’s revenues for the year ended December 31, 2018 and one customer accounted for approximately 14% of the Company’s revenues for the year ended December 31, 2017.

No customer accounted for 10% of the Company’s total outstanding accounts receivable at December 31, 2018 and 2017.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s inventories purchases for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
Supplier	2018	2017
A	*	17%
B	16%	12%
C	*	10%
D	12%	10%
E	17%	*
F	10%	*

*	Less than 10%.

No supplier accounted for approximately 10% of the Company’s total outstanding accounts payable at December 31, 2018. One supplier accounted for approximately 15% of the Company’s total outstanding accounts payable at December 31, 2017.

NOTE 19 – COMMITMENT AND CONTINGENCIES

Litigation

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

Each installment will represent an amount equal to 50% of the net sale proceeds of the Codes sold during each calendar year. The aggregate of installments shall not exceed the Transfer Consideration. Any balance outstanding of the Transfer Consideration at the Expiry Date will be paid and discharged by the issuance and delivery to ECoin of common stock of the Company in accordance with the terms of the Agreement. The number of shares to be issued or delivered shall be an amount equal to (i) the balance due; divided by (ii) the VWAP of the shares for the period of twenty trading days immediately preceding the Expiry Date, provided always that in no circumstances shall shares be issued or delivered hereunder to the ECoin in excess of 19% of the issued and outstanding ordinary Shares of the Company. As of the date of this report, EC Power has not taken possession of any redemption codes and as of December 31, 2018, EC Power has not sold any redemption codes.

Lease agreement

On June 29, 2018, the Company’s wholly-owned subsidiary, Sharing Film International Limited, entered into a tenancy agreement for approximately 24,000 square feet in Shaw Studios, which is owned by Shaw Movie City Hong Kong Limited (“Shaw Movie City”). The initial lease term will be for one year, commencing November 1, 2018. The Company plans to utilize these spaces to explore and develop its film and media production and post-production business and to develop a sharing environment for the film and media production industry (see Note 21).

The rent of the Premises is HK$591,664 (approximately $76,000) per month that is HK$7,099,970 per annum (approximately $910,000) for the Term. The entire sum of HK$7,099,970 (approximately $910,000) shall be payable in advance on the Handover Date without any deduction or set-off by such means and in such manner. Additionally, the Company shall pay a management fee as follows:

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

The Company issued new shares to pay the up-front amounts due for rent, management fee and deposit on the spaces (see note 15) during the period.

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

As of December 31, 2018 and 2017, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets at December 31, 2018 and 2017 were approximately $21,923,000 and $50,873,000, respectively.

NOTE 21 – SUBSEQUENT EVENTS

On January 11, 2019, the Company converted an aggregate of $34,103 and $15,897 outstanding principal and interest of the Iliad Note, respectively, into 266,667 shares of its common stock (see Note 11).

On February 25, 2019, the Company issued 85,470 shares as donation to Hong Kong Baptist University (“HKBU”). HKBU would use the funds raised from the donation to support the delivery of education, operation, facilities enhancement and study support of the Academy of Film of HKBU.

In March 2019, pursuant to a stock purchase agreement, the Company sold 690,000 shares of common stock to an investor at a purchase price of $0.29 per share for net cash proceeds a total of $200,100. The Company did not engage a placement agent with respect to these sales.

From January 1, 2019 to the date of filing, pursuant to consulting and service agreements, the Company issued an aggregate of 901,948 shares of common stock to twenty-one consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant.

From January 1, 2019 to the date of filing, six consultants and vendors resigned from their position and surrendered an aggregate of 342,175 shares of common stock for the services rendered and to be rendered. As of the date of filing, among these 342,175 shares of common stock, the registration for 71,696 shares of common stock are still in progress.

In March 2019, two employees surrendered an aggregate of 1,200 shares of common stock for their part of salaries from April 2018 to March 2019. The company compensated these two employees USD$3,712 in cash.

Upon the Company's common stock price decreased, on January 11, 2019, Sharing Film entered into a deed of surrender with the Landlord. Sharing Film surrendered and delivered back vacant possession of one level of office complex of Shaw Movie City to the Landlord. The Landlord forfeited all the deposits paid and terminated the tenancy agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2018.

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

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART III

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	63	Chief executive officer, chairman and director
Wanfen Xu	38	Chief financial officer
Ping Kee Lau	69	Director
Cho Fu Li [2,3]	41	Director
Xue Leng [1,2,3]	39	Director
Ying Ying Wong [1,2,3]	38	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

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

 Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Mr. Leng and Ms. Wong, with Ms. Wong serving as Chairlady. The compensation committee is comprised of Mr. Leng, Mr. Li and Ms. Wong, with Mr. Leng serving as Chairman. The corporate governance/nominating committee is comprised of Ms. Wong, Mr. Leng and Mr. Li, with Ms. Wong serving as Chairlady. Our Plan is administered by the compensation committee.

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

The board and its committees held the following number of meetings during 2018:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2018.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2018.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2018 and 2017 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2018 and 2017. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu,	2018	36,261	0	34,500	0	70,761
chief executive officer (1)	2017	36,999	0	0	0	36,999

Wanfen Xu,	2018	12,957	0	0	0	12,957
chief financial officer (2)	2017	8,584	0	0	0	8,584

Parkson Yip,	2018	42,637	0	0	1,154	43,791
chief operating officer (3)	2017	87,500	19,250	0	2,606	109,356

(1)	Mr. Wu’s 2018 compensation consisted of cash salary of $36,261 and 115,000 shares of common stock valued at $34,500.

(2)	Ms. Xu has been our chief financial officer since March 1, 2016.

(3)	Mr. Yip has been our chief operating officer since June 3, 2017 and resigned as chief operating officer on April 1, 2018.

Employment Agreement

On June 19, 2017, the Company entered into an employment agreement with Parkson Yip to serve as our chief operating officer. Pursuant to the employment agreement, Mr. Yip would receive an annual salary of $150,000 and received a signing bonus of $19,250. On April 1, 2018, Mr. Yip resigned as the chief operating officer and was re-designated as vice president of strategic business development of the Group under a consultant agreement.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2018. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Ping Kee Lau (1)	23,077	3,000	26,077
Cho Fu Li (2)	58,462	1,950	60,412
Xue Leng (2)	24,000	0	24,000
Ying Ying Wong (2)	27,692	9,900	37,592

(1)	Been a director since March 20, 2017

(2)	Been a director since December 14, 2017.

Long-Term Incentive Plans

In September 2016, the board of directors adopted, and in November 2016, the stockholders approved the 2016 long-term incentive plan, covering 125,000 shares of common stock. The 2016 plan provides for the grant of incentive and non-qualified options and stock grants to employees, including officers, directors and consultants. The 2016 plan is to be administered by a committee of not less than three directors, each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. The board has granted the compensation committee the authority to administer the 2016 plan. Members of the committee are not eligible for stock options or stock grants pursuant to the 2016 plan unless such stock options or stock grant are granted by a majority of our independent directors other than the proposed grantee. As of December 31, 2018, we had issued a total of 125,000 shares of common stock pursuant to this plan.

The following table sets forth information as options outstanding on December 31, 2018.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Jianhua Wu	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jianhua Wu (3)	115,000	1.3%
Wanfen Xu (3)	0	0.0%
Ping Kee Lau	10,000	0.1%
Cho Fu Li	6,500	0.1%
Xue Leng	0	0.0%
Ying Ying Wong	33,000	0.4%
All current officers and directors as a group	164,500	1.8%
Chan Tin Chi Family Company Limited (1)(2)	666,249	7.3%
Total	830,749	9.1%

*	less than 1%.

(1)	Mr. Chan Tin Chi owns 99% of the issued and outstanding ordinary shares of Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited).

(2)	Address is Villa Cornwall, 85 Castle Peak Road, Tuen Mun, N.T. Hong Kong.

(3)	Address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi City, Jiangsu Province, P.R.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

We believe that three (3) of our directors, Mr. Li, Mr. Leng and Ms. Wong, are independent directors, pursuant to the Nasdaq definition of independence. Our Board has determined that Ms. Wong is an audit committee financial expert. Mr. Wu and Mr. Lau are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2018	2017
Audit Fees	$325,000	$210,760
Audit Related Fees	$15,000	$0
Tax Fees	$25,000	$23,500
All Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of change to articles of incorporation (7)
3.4	Certificate of Amendment to Articles of Incorporation of Cleantech Solutions International, Inc. dated January 8, 2018 (incorporated by reference to the Form 8-K filed by the Company on January 8, 2018).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Form 8-K filed by the Company on September 12, 2018).
10.1 +	2010 Long-Term Incentive Plan (3)
10.2 +	2016 Long-Term Incentive Plan (6)
10.3	English translation of agreement dated December 30, 2016 between the Company and Wang Jiahong for sale of Subsidiary. (9)
10.4	English translation of lease dated December 30, 2016 between Wuxi Huayang Heavy Industry Co., Ltd. and Wang Jiahong (9)
10.5	English translation of cooperative development agreement for solar PV farms December 23, 2016 between Wuxi Huayang Dyeing & Finishing Machinery Co., Ltd. and Xue Miao.(8)
10.6	Form of Stock Purchase Agreement dated June 14, 2017 (incorporated by reference to the Form 8-K filed by the Company on June 20, 2017).
10.7 +	Employment Agreement, dated as of June 19, 2017, by and between the Company and Parkson Yip (incorporated by reference to the Form 8-K filed by the Company on June 20, 2017).
10.8	Sale Purchase Agreement, dated January 21, 2018 (incorporated by reference to the Form 8-K filed by the Company on January 22, 2019).
10.9	Note Purchase Agreement, dated October 9, 2017 (incorporated by reference to the Form 8-K filed by the Company on October 11, 2017).
10.10	Sales and Purchase Agreement between EC Technology & Innovations Limited and Inspirit Studio, dated October 27, 2017 (incorporated by reference to the Form 8-K filed by the Company on October 27, 2017).
10.11	Sales and Purchase Agreement between EC Technology & Innovations Limited and the major shareholders of 3D Discovery Co. Limited, dated December 11, 2017 (incorporated by reference to the Form 8-K filed by the Company on December 11, 2017).
10.12	Sales and Purchase Agreement between Sharing Economy Investment Limited and the shareholders of AnyWorkspace Limited, dated December 19, 2017 (incorporated by reference to the Form 8-K filed by the Company on December 19, 2017).
10.13	Stock Purchase Agreement dated February 26, 2018 (incorporated by reference to the Form 8-K filed by the Company on February 27, 2018).
10.14	Tenancy agreement with Shaw Movie City (incorporated by reference to the Form 8-K filed by the Company on July 2, 2018).
10.15	Convertible Promissory Note, dated May 2, 2018 (incorporated by reference to the Form 8-K filed by the Company on May 4, 2018).
10.16	Warrant, dated May 2, 2018 (incorporated by reference to the Form 8-K filed by the Company on May 4, 2018).
10.17	Securities Purchase Agreement, dated April 20, 2018 (incorporated by reference to the Form 8-K filed by the Company on April 23, 2018).
14.1	Code of ethics and business conduct for officers, directors and employees (4)
14.2	Sharing Economy International Inc. ethics hotline/whistleblower program (4)
21.0	List of subsidiaries *
23.1	Consent of RBSM LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 10-K filed by the Company on April 11, 2013.
(2)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(3)	Incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which was filed by the Company on October 30, 2013.
(4)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(6)	Incorporated by reference to the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, which was filed by the Company on October 3, 2016.
(7)	Incorporated by reference to the Form 8-K filed by the Company on March 1, 2017.
(8)	Incorporated by reference to the Form 8-K filed by the Company on April 6, 2017.
(9)	Incorporated by reference to the Form 8-K filed by the Company on January 6, 2017.
*	filed herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 16, 2019	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	April 16, 2019
Jianhua Wu	(Principal Executive Officer)

/s/ Wanfen Xu	Chief Financial Officer	April 16, 2019
Wanfen Xu	(Principal Financial and Accounting Officer)

/s/ Ping Kee Lau	Director	April 16, 2019
Ping Kee Lau

/s/ Cho Fu Li	Director	April 16, 2019
Cho Fu Li

/s/ Xue Leng	Director	April 16, 2019
Xue Leng

/s/ Ying Ying Wong	Director	April 16, 2019
Ying Ying Wong