Form 10-Q
period 2019-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2019-07-25
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,278,106 shares of common stock are issued and outstanding as of July 24, 2019.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

 FORM 10-Q

March 31, 2019

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$316,189	$781,740
Restricted cash	78,479	77,473
Notes receivable	72,580	149,757
Accounts receivable, net of allowance for doubtful accounts	3,130,438	4,327,980
Inventories, net of inventory reserve	2,551,669	6,414,305
Advances to suppliers	494,450	565,295
Receivable from sale of subsidiary	-	2,791,590
Prepaid license fee - related party, net	497,872	663,830
Prepaid expenses and other	3,055,169	5,235,113
Assets of discontinued operations	218,232	209,926

Total current assets	10,415,078	21,217,009

OTHER ASSETS:
Property and equipment, net	7,746,203	21,563,420
Intangible assets, net	3,544,484	3,562,513

Total other assets	11,290,687	25,125,933

Total assets	$21,705,765	$46,342,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,066,986	$2,182,960
Bank acceptance notes payable	74,502	72,698
Convertible note payable	745,903	710,504
Accounts payable	3,987,676	4,254,598
Accrued expenses	344,363	779,948
Advances from customers	1,687,081	1,073,797
Due to related parties	1,382,568	1,257,505
Income taxes payable	61,556	60,065
Liabilities of discontinued operations	319,929	268,532

Total current liabilities	10,670,564	10,660,607

LONG-TERM LIABILITIES:
Long-term loan	210,983	244,910

Total liabilities	10,881,547	10,905,517

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 and 0 issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 9,122,729 and 7,449,123 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	9,123	7,449
Additional paid-in capital	58,203,963	58,452,131
Retained earnings	(52,339,233)	(27,492,559)
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	3,340,006	2,657,614
Total stockholder’s equity	11,566,451	35,977,227

Non-controlling interest	(742,233)	(539,802)

Total stockholders’ equity	10,824,218	35,437,425

Total liabilities and stockholders’ equity	$21,705,765	$46,342,942

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES	$1,891,054	$2,568,527

COST OF REVENUES	5,886,591	2,927,892

GROSS LOSS	(3,995,537)	(359,365)

OPERATING EXPENSES:
Depreciation and amortization	277,333	243,003
Selling, general and administrative	2,580,061	2,746,984
Research and development	93,378	113,447
Bad debt expense	4,381,441	1,318,204
Impairment loss	13,586,059	-

Total operating expenses	20,918,272	4,421,638

LOSS FROM OPERATIONS	(24,913,809)	(4,781,003)

OTHER INCOME (EXPENSE):
Interest income	95	1,461
Interest expense	(132,813)	(30,452)
Loss on equity method investment	-	(72,412)
Foreign currency transaction loss	(1,492)	(1,155)
Other loss	(723)	-

Total other expense, net	(134,933)	(102,558)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(25,048,742)	(4,883,561)

PROVISIONS FOR INCOME TAXES:
Current	-	-
Deferred	-	-

Total Income taxes provision	-	-

LOSS FROM CONTINUING OPERATIONS	(25,048,742)	(4,883,561)

DISCONTINUTED OPERATIONS:
Gain from discontinued operations, net of income taxes	-	16,899

GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	16,899

NET LOSS	(25,048,742)	(4,866,662)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(202,068)	(86,248)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,846,674)	$(4,780,414)

COMPREHENSIVE LOSS:
Net loss	$(25,048,742)	$(4,866,662)
Unrealized foreign currency translation gain	682,029	2,049,408

Comprehensive loss	$(24,366,713)	$(2,817,254)

Net loss attributable to non-controlling interest	$(202,068)	$(86,248)
Unrealized foreign currency translation loss from non-controlling interest	(363)	(227)

Comprehensive loss attributable to common stockholders	$(24,164,282)	$(2,730,779)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(3.06)	$(1.60)
Discontinued operations - basic and diluted	-	-

Net loss per common share - basic and diluted	$(3.06)	$(1.60)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	8,118,610	2,992,879

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2018	7,449,123	$7,449	$58,452,131	$(27,492,559)	$2,352,592	$2,657,614	$(539,802)	$35,437,425

Common stock issued for cash	690,000	690	199,410	-	-	-	-	200,100

Common stock issued for services to consultants and service providers	901,948	902	190,854	-	-	-	-	191,756

Common stock surrendered for services from consultants and service providers	(270,479)	(270)	(947,678)	-	-	-	-	(947,948)

Common stock issued upon conversion of debt	266,667	267	49,733	-	-	-	-	50,000

Common stock issued for donation	85,470	85	259,513	-	-	-	-	259,598

Net loss	-	-	-	(24,846,674)	-	-	(202,068)	(25,048,742)

Foreign currency translation adjustment	-	-	-	-	-	682,392	(363)	682,029

Balance, March 31, 2019	9,122,729	$9,123	$58,203,963	$(52,339,233)	$2,352,592	$3,340,006	$(742,233)	$10,824,218

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2017	2,527,720	$2,528	$40,241,172	$13,624,729	$2,352,592	$4,923,829	$24,230	$61,169,080

Common stock issued for cash	69,676	70	256,340	-	-	-	-	256,410

Common stock issued for services to consultants and service providers	1,223,269	1,223	6,197,204	-	-	-	-	6,198,427

Common stock issued for services to employees and directors	249,870	250	818,962	-	-	-	-	819,212

Common stock issued upon conversion of debt	200,100	200	670,135	-	-	-	-	670,335

Common stock issued for acquisition of majority-owned subsidiaries	175,074	175	976,809	-	-	-	-	976,984

Share of reserve arising from acquisition of a non-wholly owned subsidiaries	-	-	-	-	-	-	403,987	403,987

Net loss	-	-	-	(4,780,414)	-	-	(86,248)	(4,866,662)

Foreign currency translation adjustment	-	-	-	-	-	2,049,635	(227)	2,049,408

Balance, March 31, 2018	4,445,709	$4,446	$49,160,622	$8,844,315	$2,352,592	$6,973,464	$341,742	$67,677,181

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,048,742)	$(4,866,662)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation	693,743	1,051,740
Amortization of intangible assets	88,605	98,482
Allowance for doubtful accounts	4,381,441	1,318,204
Allowance for doubtful accounts - discontinued operations	-	(16,899)
Impairment loss of Property and equipment	13,586,059	-
Loss on equity method investment	-	72,412
Stock-based professional fees	1,355,054	1,643,047
Stock-based donation	259,598	-
Amortization of debt discount	69,502	-
Amortization of license fee	165,958	-
Write-off of inventory	3,672,019	-
Changes in operating assets and liabilities:
Notes receivable	80,493	(269,450)
Accounts receivable	(238,319)	1,671,900
Inventories	330,176	(485,743)
Prepaid and other current assets	89,816	(130)
Advances to suppliers	84,456	181,736
Assets of discontinued operations	(3,080)	139,247
Accounts payable	(362,123)	(634,599)
Accrued expenses	(435,972)	(3,047)
Advances from customers	583,713	772,306
Liabilities of discontinued operations	44,509	(136,379)

Net cash provided by (used in) operating activities	(603,094)	536,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(54,835)
Proceed received from acquisition	-	2,341

Net cash used in investing activities	-	(52,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	444,794	707,614
Repayments of bank loan	(653,921)	(707,614)
Decrease in bank acceptance notes payable	-	(314,495)
Advance from related party	156,667	367,778
Repayment of related party advances	(31,604)	-
Proceeds from sale of common stock, net	200,100	256,410

Net cash provided by financing activities	116,036	309,693

Effect of exchange rate changes	22,513	20,335

Net change in cash, cash equivalents and restricted cash	(464,545)	813,699

Cash, cash equivalents and restricted cash - beginning of period	859,213	1,292,428

Cash, cash equivalents and restricted cash - end of period	$394,668	$2,106,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$30,093	$30,452
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants and vendors	$111,280	$6,228,976
Stock issued for future services to employees and directors	$-	$819,212
Stock issued for repayment of convertible note	$-	$670,335
Stock issued for redemption of convertible note and accrued interest	$50,000	$-
Stock issued for acquisition of non-wholly owned subsidiaries	$-	$976,984

RECONCILIATION OF CASH,CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$781,740	$1,019,437
Restricted cash at beginning of period	77,473	272,991
Total cash, cash equivalents and restricted cash at beginning of period	$859,213	$1,292,428

Cash and cash equivalents at end of period	$316,189	$1,982,661
Restricted cash at end of period	78,479	123,466
Total cash, cash equivalents and restricted cash at ended of period	$394,668	$2,106,127

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, the Company fully impaired the value of its investment in Shengxin (see Note 5).

Fulland Wind was formed on August 27, 2008. In 2009, the Company began to produce and sell forged products through Fulland Wind. Through Fulland Wind, the Company manufactured and sold forged products, including wind products such as shafts, rolled rings, gear rims, gearboxes, bearings and other components and finished products and assemblies for the wind power and other industries, including large-scale equipment used in the manufacturing process for the various industries. The Company referred to this segment of its business as the forged rolled rings and related components segment. On December 30, 2016, Fulland sold the stock of Fulland Wind.

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as discontinued operations for all periods presented (See Note 2). As a result of the discontinuation of the petroleum and chemical equipment business, the Company’s business primarily consists of the dyeing and finishing equipment business as its primary continuing operations since December 31, 2016.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a loss from continuing operations of approximately $25,049,000 for the three months ended March 31, 2019. The net cash used in operations were approximately $603,000 for the three months ended March 31, 2019. Additionally, during the three months ended March 31, 2019, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 26.4% as compared to the three months ended March 31, 2018. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Listing status

On November 26, 2018, Sharing Economy International Inc. (the “Company”) received a staff determination notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that as a result of its failure to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(c) (the “Rule”), the staff determined to deny the Company’s request for continued listing based on a plan of compliance submitted on October 26, 2018. The Company’s common stock was delisted from Nasdaq at the open of trading on December 5, 2018. The Company’s common stock is currently trading on the OTC Markets under the symbol “SEII”.

Basis of presentation

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019. The consolidated balance sheet as of December 31, 2018 contained herein has been derived from the audited consolidated financial statements as of December 31, 2018, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of March 31, 2019 and December 31, 2018. The operating results of the petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

Because of the contractual arrangements, the Company has a pecuniary interest in the Huayang Companies that requires the Company to consolidate the Huayang Companies in its financial statements as if they are wholly owned subsidiaries of the Company.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2019 and 2018 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. As of March 31, 2019 and December 31, 2018, cash balances held in PRC and Hong Kong banks of $224,828 and $774,316, respectively, are uninsured.

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, receivable from sale of subsidiary, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, note payable, accounts payable, accrued liabilities, advances from customers, amount due to related parties, and income taxes payable approximate their fair market value based on the short-term maturity of these instruments .

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

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

As of March 31, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2019		December 31, 2018
United States	$91,361	28.89%	$7,424	0.95%
Hong Kong	97,626	30.88%	182,800	23.38%
China	127,202	40.23%	591,516	75.67%
Total cash and cash equivalents	$316,189	100.00%	$781,740	100.00%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $11,305,983 and $9,527,060, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $4,929,768 and $1,212,706 as of March 31, 2019 and December 31, 2018, respectively.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Impairment loss has been recorded in current period (see note 6).

Equity method investment

Investments in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long term assets on the consolidated balance sheets. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented under other income (expense) on the consolidated statements of operations. The Company evaluates its equity method investment whenever events or changes in circumstance indicate that the carrying amounts of such investment may be impaired. A loss would be recorded if a decline in the value of an equity method investment is determined to be other than temporary (see Note 5).

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

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $68,365 and $71,503 for the three months ended March 31, 2019 and 2018, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (HKD). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2019 and 2018 was $22,513 and $20,335, respectively.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts as of March 31, 2019 and December 31, 2018 were translated at 6.7112 RMB to $1.00 and at 6.8778 to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts as of March 31, 2019 and December 31, 2018 were translated at 7.8498 and 7.8305 HKD to $1.00, respectively, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the three months ended March 31, 2019 and 2018 were 6.7447 RMB and 6.3594 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the three months ended March 31, 2019 was 7.8 HKD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2019 and 2018. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended March 31,
	2019	2018
Net Loss for basic and diluted attributable to common shareholders	$(24,846,674)	$(4,780,414)
From continuing operations	(24,846,674)	(4,797,313)
From discontinued operations	$-	$16,899

Weighted average common stock outstanding – basic and diluted	8,118,610	2,992,879

Net loss per share of common stock
From continuing operations – basic and diluted	$(3.06)	$(1.60)
From discontinued operations – basic and diluted	0.00	0.00
Net loss per common share – basic and diluted	$(3.06)	$(1.60)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the three months ended March 31, 2019 and 2018 included net loss and unrealized gain from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior period’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications have no effect on previously reported net loss.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. The adoption did not impact the Company’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

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

NOTE 2 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party for a sales price of RMB 48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016, and received the second installment of RMB14,400,000 (approximately $2.1 million) on April 10, 2017. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. If the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) was due 25 working days after the expiration of such period.  Pursuant to extension agreement dated December 31, 2018, the Company agreed the above third party buyer could paid off the final payment of RMB 19,200,000 (approximately $2.7 million) by December 31, 2019. During the three months ended March 2019, the Company believed that the final payment of RMB 19,200,000 (approximately $2.7 million) is uncollectible and the write off of such receivable is included in bad debt expense.

Additionally, in December 2016, the Company’s management decided to discontinue its petroleum and chemical equipment segment under Heavy Industries due to significant decline in revenues and the loss of its major customers. Accordingly, the petroleum and chemical equipment segment business is treated as a discontinued operation.

The results of operations from chemical equipment segment of Heavy Industries for the three months ended March 31, 2019 and 2018 have been classified to the loss from discontinued operations line on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss presented herein.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018 is set forth below.

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Accounts receivable, net	$9,831	$9,593
Prepaid expenses and other	208,401	200,333
Total current assets	218,232	209,926
Total assets	$218,232	$209,926
Liabilities:
Current liabilities:
Accounts payable	$248,754	$242,555
Advances from customers	44,552	-
Accrued expenses and other liabilities	26,623	25,977
Total current liabilities	319,929	268,532
Total liabilities	$319,929	$268,532

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three months ended March 31,
	2019	2018
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating income:
Other operating income – bad debt recovery	-	16,899
Total operating income	-	16,899
Gain from operations	-	16,899
Other income, net	-	-
Gain from discontinued operations, net of income taxes	$-	$16,899

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2019 and December 31, 2018, accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$14,436,421	$13,855,040
Less: allowance for doubtful accounts	(11,305,983)	(9,527,060)
	$3,130,438	$4,327,980

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. For the three months ended March 31, 2019 and 2018, bad debt expense amounted to $1,534,761 and $1,318,204, respectively.

NOTE 4 – INVENTORIES

As of March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$1,030,504	$1,207,334
Work-in-process	774,260	872,376
Finished goods	5,676,673	5,547,301
	7,481,437	7,627,011
Less: inventory reserve	(4,929,768)	(1,212,706)
	$2,551,669	$6,414,305

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the three months ended March 31, 2019 and 2018, the Company increased its inventory reserve for $3,672,019 and $0, respectively.

NOTE 5 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $8.9 million) and had invested RMB 59.8 million (approximately $8.9 million as of March 31, 2019), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.9 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $8.9 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $29.8 million). Mr. Xue had advised Dyeing that he anticipated that he will fund the remaining RMB 80,000,000 (approximately $11.9 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. In September 2018, due to significance doubt about the status of this project and recoverability of our investment, the Company fully impaired the value of the investment in Shengxin.

For the three months ended March 31, 2019 and 2018, the Company recorded a loss on equity method investment of $0 and $72,412, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

As of March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Office equipment and furniture	5 years	$88,419	$86,724
Manufacturing equipment	5 -10 years	11,516,742	20,297,029
Vehicles	5 years	179,478	176,884
Building and building improvements	5 - 20 years	-	21,341,612
Manufacturing equipment in progress	-	3,465,848	338,190
Construction in progress	-	1,683,753	4,686,673
		16,934,240	46,927,112
Less: accumulated depreciation		(9,188,037)	(25,363,692)
		$7,746,203	$21,563,420

For the three months ended March 31, 2019 and 2018, depreciation expense amounted to $693,743 and $1,051,657, respectively, of which $416,410 and $808,654, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

As of March 31, 2019, the Company conducted an impairment assessment on property and equipment. Accordingly, the Company recorded an impairment loss of $13,586,059 on certain equipment and buildings for the three months ended March 31, 2019. For the three months ended March 31, 2018, the impairment loss was $0.

NOTE 7 – INTANGIBLE ASSETS

As of March 31, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Land use rights	45 - 50 years	$4,023,244	$3,925,789
Other intangible assets	3 – 5 years	843,102	845,180
Goodwill	-	27,353	27,421
		4,893,699	4,798,390
Less: accumulated amortization		(1,349,215)	(1,235,877)
		$3,544,484	$3,562,513

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2020	$357,257
2021	312,812
2022	105,871
2023	105,871
2024	91,047
Thereafter	2,544,273
$3,517,131

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right.

In January 2018, in connection the acquisition of 3D Discovery, the Company acquired their technologies valued at $754,159. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. The Company amortizes this technology over a term of five years.

For the three months ended March 31, 2019 and 2018, amortization of intangible assets amounted to $88,605 and $98,482, respectively.

NOTE 8 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. As of March 31, 2019 and December 31, 2018, short-term bank loans consisted of the following:

	March 31, 2019	December 31, 2018
Loan from Bank of China, due on November 20, 2019 with annual interest rate of 4.60%, secured by certain assets of the Company and guaranteed by the Company’s CEO, Jianhua Wu, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO	$372,512	$363,488
Loan from Bank of China, due on November 25, 2019 with annual interest rate of 4.60%, secured by certain assets of the Company and guaranteed by the Company’s CEO, Jianhua Wu, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO	372,512	363,488
Loan from Bank of Wuxi Nongshuang, due on February 22, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	-	654,279
Loan from Bank of Wuxi Nongshuang, due on November 6, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	670,520	-
Loan from Bank of Communication, due on September 25, 2019 with annual interest rate of 4.35%, secured by certain assets of the Company	-	581,582
Loan from Bank of Communication, due on September 25, 2019 with annual interest rate of 4.35%, secured by certain assets of the Company	447,014	-
Current portion of loan from Zhongli International Finance Corporation, credit line of RMB4,500,000 (approximately $670,521), with a security deposit of RMB900,000 (approximately $134,104) which will be returned in 36 months, monthly installment of RMB210,000 (approximately $31,291) in the 1st – 12th month; RMB138,000 (approximately $20,563) in the 13th - 24th month; RMB98,000 (approximately $14,602) in the 25th – 36th month; secured by certain assets of the Company *	204,428	220,123
Total short-term bank loans	$2,066,986	$2,182,960

* Long-term loans represent amounts due to Zhongli International Finance Corporation that are due more than one year. Long-term loan amounts to $210,983 and $244,910 as of March 31, 2019 and December 31, 2018, respectively.

Minimum 36-month installments for the loan from Zhongli International Finance Corporation under the loan agreement are as follows:

12-month periods ending March 31,	Amount
2020	$311,122
2021	210,991
2022	87,615
Total minimum loan payments	609,728
Less: amount representing interest	(90,412)
Less: security deposit due	(103,905)
Present value of net minimum loan payment	415,411
Less: current portion	(204,428)
Long-term portion	$210,983

Interest related to the bank loans, which was $41,998 and $30,452 for the three months ended March 31, 2019 and 2018, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

Securities purchase agreement and related convertible note and warrants

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Iliad Research and Trading, L.P. (the “Investor”) pursuant to which the Investor purchased a Convertible Promissory Note (the “Iliad Note”) in the original principal amount of $900,000, convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Iliad Note, and a two year Warrant to purchase 134,328 shares of Common Stock at an exercise price of $7.18 per share (the “Warrant”). In connection with the Iliad Note, the Company paid an original issue discount of $150,000 and paid issuance costs of $45,018 which will be reflected as a debt discount and amortized over the Iliad Note term. The Iliad Note bears interest at 10% per annum, is unsecured, and is due on the date that is fifteen months from May 2, 2018. The warrants shall expire on the last calendar day of the month in which the second anniversary of the Issue Date occurs. On November 8, 2018, the Company converted an aggregate of $27,811 and $47,189 outstanding principal and interest of the Iliad Note, respectively, into a total of 36,621 shares of its common stock. On January 11, 2019, the Company converted an aggregate of $34,103 and $15,897 outstanding principal and interest of the Iliad Note, respectively, into 266,667 shares of its common stock.

The Investor has the right at any time after May 2, 2018 until the outstanding balance has been paid in full to convert all or any part of the outstanding balance into shares of common stock of the Company at conversion price of $6.70 per share (the “Lender Conversion Price”). The Lender Conversion Price is subject to certain adjustments set forth in the Iliad Note. The conversion price for each Redemption Conversion (the “Redemption Conversion Price”) shall be the lesser of (a) the Lender Conversion Price, and (b) the Market Price; provided, however, in no event shall the Redemption Conversion Price be less than $2.00 per share (“Conversion Price Floor”) unless the Company waive the Conversion Price Floor.

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

As of March 31, 2019 and December 31,2018, convertible debt consisted of the following:

	March 31, 2019	December 31, 2018
Principal	$838,571	$872,674
Unamortized discount	(92,668)	(162,170)
Convertible debt, net	$745,903	$710,504

For the three months ended March 31, 2019, amortization of debt discount and interest expenses amounted to $69,502 and $21,313, respectively. There was no such expenses for the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, accrued interest amounted to $18,603 and $13,187, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

License Agreement with ECrent Capital Holdings Limited

On June 11, 2017, the Company entered into an Exclusivity Agreement (the “Exclusivity Agreement”) with ECrent Capital Holdings Limited (“ECrent”) the terms of which became effective on the same day. Pursuant to the Exclusivity Agreement, the Company and ECrent agreed to engage in exclusive discussions regarding a potential acquisition by the Company of ECrent and/or any of its subsidiaries or otherwise all or part of ECrent’s business and potential business cooperation between the two companies (collectively, the “Potential Transactions”) for a period of three months commencing from the date of the Exclusivity Agreement (the “Exclusive Period”). Ms. Deborah Yuen, an former affiliate of Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), which is a major shareholder of the Company, controlled ECrent. ECrent agreed that, during the Exclusive Period, neither ECrent nor its agents, representatives or advisors will contact, solicit, discuss or negotiate with any third party with respect to any transaction relating to a transfer or pledge of securities of ECrent and/or its subsidiaries, a sale of ECrent’s business, a business cooperation or any other matters that may adversely affect the Potential Transactions or the parties’ discussion related thereto. The exclusivity period has been further extended to a period of 18 months commencing from June 20, 2018 pursuant to three amendment agreements dated September 11, 2017, January 23, 2018 and June 20, 2018. On January 25, 2019, Sharing Economy International, Inc. terminated the Exclusivity Agreement entered into with ECrent Capital Holdings Limited on June 11, 2017, as amended.

On May 8, 2018, amended on May 24, 2018 and amended on August 30, 2018, Sharing Economy entered into a License Agreement (the “Agreement”) with ECrent. In accordance with the terms of the Amendment, ECrent shall grant the Company an exclusive license to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until December 31, 2019. In consideration for the license, the Company granted ECrent 250,000 shares of common stock (the “Consideration Shares”), at an issue price of $1,040,000, or $4.16 per share, (based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018). Pursuant to the terms of the Agreement, ECrent shall provide a guarantee on revenue and profit of $13,000,000 and $2,522,000, respectively. The Consideration Shares shall be reduced on a pro rata basis if there is a shortfall in the guaranteed revenue and/or profit. In connection with this agreement, during the three months ended March 31, 2019, the Company recorded license fee expense of $165,958, which is included in cost of sales, and as of March 31, 2019, recorded a prepaid license fee – related party of $497,872 which will be amortized over the remaining license period.

Due to related parties

Mr. Chan Tin Chi owns 99% of the issued and outstanding ordinary shares of Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited). From time to time, during 2018 and 2019, the Company receive advances from Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited, who is the major shareholder of the Company, for working capital purposes. These advances are non-interest bearing and are payable on demand. During the three months ended March 31, 2019 and 2018, the Company received advances from Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited for working capital totaled $156,667 and $392,308, respectively, and repaid to Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited a total of $31,604 and $24,529, respectively. At March 31, 2019 and December 31, 2018, amounts due to Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited amounted to $1,382,568 and $1,257,505, respectively.

Bank loan guaranteed by related parties

The company obtains two bank loans from Bank of China, due on November 20, 2019 and November 25, 2019, respectively. These loans are guaranteed by Jianhua Wu, CEO, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO (see Note 8).

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock issued for services and common stock surrendered

During the three months ended March 31, 2019, pursuant to consulting and service agreements, the Company issued an aggregate of 901,948 shares of common stock to nineteen consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. Additionally, the Company issued/will issue an additional 376,270 shares of common stock to fifteen consultants and vendors between April 2019 and December 2019 for services they have started, provided that these agreements are not terminated prior to the issuance of such shares. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s common stock at reporting date. During the three months ended March 31, 2019, the fair value of the above mentioned shares issued and the change in value of the shares to be issued was $191,756. The Company recognize stock-based professional fees over the period during which the services are rendered by such consultant or vendor. For the three months ended March 31, 2019, the Company recorded stock-based consulting and service fees to service provider and employees of $1,355,054. In connection with the issuance/future issuance of shares to consultants and vendors, the Company recorded prepaid expenses of $2,277,824 which will be amortized over the remaining service period.

During the three months ended March 31, 2019, the Company terminated the consulting agreements of four consultants. The consultants surrendered an aggregate of 270,479 shares issued in prior periods. In addition, the Company also mutually agreed or terminated the consulting and service agreements of three consultants and vendors. Both parties forgo their respective rights as stated in the agreements; and the Company has no obligation to issue in aggregate of 223,135 shares in effect. As a result of the above mentioned transactions, the Company reversed the fair value of $947,948 recognized in stockholders’ equity in prior periods.

Common stock issued for cash

In March 2019, pursuant to a stock purchase agreement, the Company sold 690,000 shares of common stock to an investor at a purchase price of $0.29 per share for net cash proceeds a total of $200,100. The Company did not engage a placement agent with respect to these sales.

Common stock issued for debt conversion

In January 2019, the Company issued 266,667 shares of its common stock upon conversion of debt (see Note 9).

Shares issued for donation

In February 2019, the Company issued 85,470 shares as donation to Hong Kong Baptist University (“HKBU”). The Foundation would use the funds raised from the donation to support the delivery of education, operation, facilities enhancement and study of the Academy of Film of HKBU. These shares were valued at $259,598, or $3.04 per share. In connection with this donation, during the three months ended March 31, 2019, the Company recorded donation expense of $259,598, which is included in operating expenses.

NOTE 12 – SEGMENT INFORMATION

During the three months ended March 31, 2018 and 2019, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the three months ended March 31, 2018 and 2019, the Company’s dyeing and finishing equipment operations were conducted in the PRC. The Sharing Economy Segment is based in Hong Kong.

Information with respect to these reportable business segments for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months ended March 31,
	2019	2018
Revenues:
Dyeing and finishing equipment	$1,887,265	$2,537,506
Sharing economy	3,789	31,021
	1,891,054	2,568,527
Depreciation:
Dyeing and finishing equipment	689,317	1,047,413
Sharing economy	4,426	4,327
	693,743	1,051,740
Interest expense
Dyeing and finishing equipment	41,998	30,452
Sharing economy	90,815	-
	132,813	30,452
Net loss
Dyeing and finishing equipment	(22,564,654)	(2,570,941)
Sharing economy	(1,612,786)	(1,119,403)
Discontinued segments	-	16,899
Other (a)	(871,302)	(1,193,217)
	$(25,048,742)	$(4,866,662)

	March 31, 2019	December 31, 2018
Identifiable long-lived tangible assets as of March 31, 2019 and December 31, 2018 by segment
Dyeing and finishing equipment	$2,544,307	$16,481,795
Sharing economy	52,295	56,762
Other (b)	5,149,601	5,024,863
	$7,746,203	$21,563,420

	March 31, 2019	December 31, 2018
Identifiable long-lived tangible assets as of March 31, 2019 and December 31, 2018 by geographical location
China	$7,693,908	$21,506,658
Hong Kong	52,295	56,762
United States	-	-
	$7,746,203	$21,563,420

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

NOTE 13 – CONCENTRATIONS

Customers

Five customers accounted for approximately 70% (18%, 16%, 14%, 12% and 11%) of the Company’s revenues for the three months ended March 31, 2019 and two customers accounted for approximately 65% (55% and 10%) of the Company’s revenues for the three months ended March 31, 2018.

No customer accounted for 10% of the Company’s total outstanding accounts receivable as of March 31, 2019 and December 31, 2018.

Suppliers

Two suppliers accounted for approximately 45% (34% and 11%) of the Company’s inventories purchases for the three months ended March 31, 2019 and four suppliers accounted for approximately 74% (22%, 22%, 18% and 12%) of the Company’s revenues for the three months ended March 31, 2018.

Two suppliers accounted for approximately 27% (13% and 14%) of the Company’s total outstanding accounts payable as of March 31, 2019. No supplier accounted for approximately 10% of the Company’s total outstanding accounts payable at December 31, 2018.

NOTE 14 – COMMITMENT AND CONTINGENCIES

Litigation:

On April 25, 2019, ECPower (HK) Company Limited (“EC Power”), a subsidiary of SEII, filed a claim against The Dairy Farm Limited (“Dairy Farm”) in respect of the cooperation agreement between the two parties for the battery rental business at 7-Eleven outlets in Hong Kong during the period from September 2017 to February 2018. The claim is for a total compensation of HK$1,395,000 (approximately $178,846) which comprises of (i) HK$45,000 (approximately $5,769) as compensation for interest and administration cost incurred as a result of Dairy Farm’s delay in payment of EC Power’s share of the rental income, and (ii) HK$1,350,000 (approximately $173,077) as compensation for Dairy Farm’s early termination of the cooperation agreement without any valid proof of fault on the part of EC Power.

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

As of March 31, 2019 and December 31, 2018, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets (liabilities) as of March 31, 2019 and December 31, 2018 were approximately ($190,000) and $21,923,000, respectively.

NOTE 16 – SUBSEQUENT EVENTS

From April 1, 2019 to the date of filing, pursuant to consulting and service agreements, the Company issued an aggregate of 47,399 shares of common stock to three consultants and vendors for the Shortfall (the closing price of the Shares drops below the Issue Price, the Company will compensate the Consultant for the drop in value of such lot of Shares, which will be calculated by multiplying the number of Shares by the difference between the closing price and the Issue Price) of the consulting and service agreements. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant.

From April 1, 2019 to the date of filing, four consultants surrendered an aggregate of 282,522 shares of common stock for the services rendered and to be rendered.

On April 1, 2019, two employees surrendered an aggregate of 1,200 shares of common stock for their part of salaries from April 2018 to March 2019. The company compensated these two employees $3,712 in cash.

From April 1, 2019 to the date of filing, the Company issued 400,000 shares as bonus to an employee and a consultant for performance targets to be achieved.

On May 10, 2019, an employee surrendered an aggregate of 8,300 shares of common stock for his bonus.

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

Through December 30, 2016, we operated in the forged rolled rings and related components segment, in which we manufactured and sold precision forged rolled rings, shafts, flanges, and other forged components for the energy industry including wind power and other industries, On December 30, 2016, we sold the stock in Fulland Wind, the subsidiary that operated our forged rolled rings and related components business, to a non-affiliated third party.

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

Given the headwinds affecting our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2018 or during the three months ended March 31, 2019.

Recent developments

Inspirit Studio

During the period, BuddiGo, the sharing economy mobile platform developed by Inspirit Studio Limited (“Inspirit Studio”), continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During the period from June 2018 to March 31, 2019, over 1,200 individuals have officially registered as sell-side buddies, who completed over 600 delivery orders from June 2018 to March 31, 2019, majority orders were happened in the third quarter of year 2018. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients. BuddiGo’s goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

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

3D Discovery Co. Limited

3D Discovery, an IT service provider that develops virtual tours for the real estate, hospitality and interior design industries. 3D Discovery’s space capturing and modeling technology is already used by some of Hong Kong’s leading property agencies to provide their clients with a truly immersive, first-hand experience of a physical space while saving them time and money. According to Goldman Sachs, the Real Estate virtual reality (“VR”) industry is predicted to reach $2.6 billion in 2025, supported by a potential user base of over 1.4 million registered real estate agents in some of the world’s largest markets. Apart from its existing profitable operations, 3D Discovery is developing a mobile app, Autocap, which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

3D Discovery successfully completed a number of projects during the year. First, its “3D Virtual Tours in Hong Kong” generated about 1,371,000 impressions in 2018. In addition, 3D Discovery partnered with Midland Realty, one of the largest real estate agencies in Hong Kong, to establish the “Creation 200 3D Virtual Tours.”.

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

ECrent Platform Business

Asia Region:

In 2018, our subsidiary SEIL entered into a license agreement with ECRENT, regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea. According to the latest amendment, ECRENT will guarantee that the operation of its related websites, mobile applications and business services will contribute revenue of $13,000,000 (increased from $10,000,000 according to the previously amended agreement) and gross profit of $2,522,000 (up from $1,940,000 as stated on the previously amended agreement) from the closing date of the License Agreement through December 31, 2019 (extended from June 30, 2019 per the previously amended agreement).

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

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 45% of our purchases of inventories for the three months ended March 31, 2019. Four major suppliers provided 74% of our purchases of inventories for the three months ended March 31, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions.

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

Dyeing and Heavy Industries are considered VIEs, and we are the primary beneficiary. On November 13, 2007, we entered into agreements with the Dyeing pursuant to which we shall receive 100% of Dyeing’s net income. In accordance with these agreements, Dyeing shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Green Power, and Green Power shall supply the technology and administrative services needed to service Dyeing.

The accounts of the Dyeing and Heavy Industries are consolidated in the accompanying financial statements. As a VIE, Dyeing and Heavy Industries’s sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of the Huayang Companies’ net income, and their assets and liabilities are included in our consolidated balance sheets. The VIEs do not have any non-controlling interest and, accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Dyeing that require consolidation of the Dyeing’s financial statements with our financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. The adoption did not impact the Company’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

The following table sets forth the results of our operations for the three months ended March 31, 2019 and 2018 indicated as a percentage of revenues (dollars in thousands):

	Three Months ended March 31,
	2019		2018
	Dollars	Percentage	Dollars	Percentage
Revenues	$1,891	100%	$2,569	100.0%
Cost of revenues	5,887	311.3%	2,928	114.0%
Gross loss	(3,996)	(211.3)%	(359)	(14.0)%
Operating expenses	20,918	1,106.2%	4,422	172.1%
Loss from operations	(24,914)	(1,317.5)%	(4,781)	(186.1)%
Other expense, net	(135)	(7.1)%	(103)	(4.0)%
Loss from continuing operations before provision for income taxes	(25,049)	(1,324.6)%	(4,884)	(190.1)%
Provision for income taxes	-	-	-	-%
Loss from continuing operations	(25,049)	(1,324.6)%	(4,884)	(190.1)%
Gain from discontinued operations, net of income taxes	-	%	17	0.7%
Net loss	(25,049)	(1,324.6)%	(4,867)	(189.5)%
Other comprehensive loss:
Foreign currency translation adjustment	682	36.1%	2,050	79.8%
Comprehensive loss	$(24,366)	(1,288.5)%	$(2,817)	(109.7)%

Revenues. For the three months ended March 31, 2019, revenues from the sale of dyeing and finishing equipment decreased by $650,000, or 25.6%, as compared to the three months ended March 31, 2018. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2018 and 2017 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in the 2019 period as compared to the 2018 period. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its’ current level in the near future, although declines are possible.

During the three months ended March 31, 2019, we recognized revenues from our sharing economy business of $3,789 compared to $31,021 for the three months ended March 31, 2018.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the three months ended March 31, 2019, cost of revenues was approximately $5,587,000 as compared to approximately $2,928,000 for the three months ended March 31, 2018, an increase of $2,959,000, or 101.1%.

Gross loss and gross margin. Our gross loss was approximately $3,995,000 for the three months ended March 31, 2019 as compared to gross loss of approximately $359,000 for the three months ended March 31, 2018, representing gross margins of (211.3%) and (14.0%), respectively, a decrease period over period. The decrease in our gross margin for the three months ended March 31, 2019 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, an increase in labor and raw material costs, and the increase in impairment loss on inventory.

Operating expenses. For the three months ended March 31, 2019, operating expenses were approximately $20,918,000 as compared to approximately $4,422,000 for the three months ended March 31, 2018, a decrease of approximately $16,497,000, or 373.1%, and consisted of the following:

Depreciation. Depreciation was approximately $694,000 and $1,052,000 for the three months ended March 31, 2019 and 2018, respectively. Depreciation for the three months ended March 31, 2019 and 2018 was included in the following categories (dollars in thousands):

	Three Months ended March 31,
	2019	2018
Cost of revenues	$417	$809
Operating expenses	277	243
Total	$694	$1,052

Selling, general and administrative expenses. Selling, general and administrative expenses totaled approximately $2,580,000 for the three months ended March 31, 2017, as compared to approximately $2,747,000 for the three months ended March 31, 2018, a decrease of approximately $167,000, or 6.1%. Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 consisted of the following (dollars in thousands):

	Three Months ended March 31,
	2019	2018
Professional fees	$1,838	$2,065
Payroll and related benefits	222	291
Travel and entertainment	69	68
Shipping	13	17
Other	438	306
Total	$2,580	$2,747

●	Professional fees for the three months ended March 31, 2019 decreased by $227,000, or 11.0%, as compared to the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in stock-based consulting and service fees of approximately $274,000 incurred and paid to individuals and companies which performed consulting and service.
●	Payroll and related benefits for the three months ended March 31, 2019 decreased by approximately $69,000, or 23.7%, as compared to the three months ended March 31, 2018. The decrease was mainly attributable to a decrease in employee salaries and related benefits due to the decrease in executive management in Hong Kong during the three months ended March 31, 2019 as compared to the comparable period in 2018.
●	Travel and entertainment expense for the three months ended March 31, 2019 increased by approximately $1,000, or 2.1%, as compared to the three months ended March 31, 2018. The increase in the three months ended March 31, 2019 was primarily attributable to the increase in travel and entertainment activities related to our new business initiatives.
●	Shipping expense for the three months ended March 31, 2019 decreased by approximately $3,000, or 19.8%, as compared to the three months ended March 31, 2018. The decrease for the three months ended March 31, 2019 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the three months ended March 31, 2018.
●	Other selling, general and administrative expenses for the three months ended March 31, 2019 increased by approximately $132,000, or 43.1%, as compared to the three months ended March 31, 2018. The increase in the three months ended March 31, 2018 was primarily attributable to an increase in share-based donation of approximately $260,000.

Research and development expenses. Research and development expenses were approximately $93,000 for the three months ended March 31, 2019, as compared to approximately $113,000 for the three months ended March 31, 2018, a decrease of approximately $20,000, or 17.7%.

Bad debt expense. Bad debt expense was approximately $4,381,000 for the three months ended March 31, 2019, as compared to approximately $1,318,000 for the three months ended March 31, 2018, an increase of approximately $3,063,000. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events. The increase in bad debt expense, was primarily attributable to the write off of receivable from sale of subsidiary.

Impairment expense. At March 31, 2019, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360. Upon completion of the impairment analysis, the Company recorded impairment charges of approximately $13,586,000 for the three ended March 31, 2019.

Loss from operations. As a result of the factors described above, for the three months ended March 31, 2019, loss from operations amounted to approximately $24,914,000, as compared to approximately $4,781,000 for the three months ended March 31, 2018.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other income. For the three months ended March 31, 2019, total other expense, net, amounted to approximately $135,000 as compared to approximately $103,000 for the three months ended March 31, 2018, an increase of approximately $32,000, or 31.6%. The increase in other expense, net, was primarily attributable to losses incurred in the three months ended March 31, 2019 related to interest expense of approximately $133,000.

Income tax provision. Income tax expense was $0 for the three months ended March 31, 2019 and 2018.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was approximately $25,049,000, or $(3.06) per share (basic and diluted), for the three months ended March 31, 2019, as compared with loss from continuing operations of approximately $4,884,000, or $(1.60) per share (basic and diluted), for the three months ended March 31, 2018, a change of approximately $20,165,000, or 412.9%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $0.00 per share (basic and diluted), for the three months ended March 31, 2019, as compared with a gain from discontinued operations of approximately $17,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2018, a change of approximately $17,000.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Three Months ended March 31,
	2019	2018
Revenues	$-	$-
Cost of revenues	-	-
Gross (loss) profit	-	-
Gain from operations – bad debt recovery	-	16,899
Other expense, net	-	-
Gain from discontinued operations before income taxes	-	16,899
Income taxes	-	-
Gain from discontinued operations, net of income taxes	-	16,899
Gain on disposal of discontinued operations	-	-
Gain from discontinued operations, net of income taxes	$-	$16,899

Net loss. As a result of the foregoing, our net loss was approximately $25,049,000, or $(3.06) per share (basic and diluted), for the three months ended March 31, 2019, as compared with net loss approximately $4,867,000, or $(1.60) per share (basic and diluted), for the three months ended March 31, 2018, a change of approximately $20,182,000, or 414.7%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of approximately $682,000 for the three months ended March 31, 2019, as compared to a foreign currency translation gain of approximately $2,050,000 for the three months ended March 31, 2018. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended March 31, 2019 of $ approximately 24,366,000, compared to comprehensive loss of approximately $2,817,000 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2019 and December 31, 2018, we had cash balances of approximately $316,000 and $782,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
Country:
United States	$91	28.8%	$7	0.9%
Hong Kong	98	31.0%	183	23.4%
China (PRC)	127	40.2%	592	75.7%
Total cash and cash equivalents	$316	100.0%	$782	100.0%

*	Less than 0.1%

The following table sets forth a summary of changes in our working capital from December 31, 2018 to March 31, 2019 (dollars in thousands):

	March 31, 2019	December 31, 2018	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$10,415	$21,217	$(10,802)	(50.9)%
Total current liabilities	10,671	10,661	10	0.1%
Working capital	$(256)	$10,556	$(10,812)	(102.4)%

Our working capital decreased by approximately $10,812,000 to ($256,000) at March 31, 2019 from approximately $10,556,000 at December 31, 2018. This decrease in working capital is primarily attributable to:

●	An increase in restricted cash of approximately $1,000;
●	An increase in assets of discontinued operations related to the sale of our subsidiary of approximately $8,000;
●	A decrease in short-term loan of approximately $116,000;
●	A decrease in account payable of approximately $267,000; and
●	A decrease in accrued expenses of approximately $436,000.

Offset by:

●	An increase in advances from customers of approximately $613,000;
●	An increase in due to related party of approximately $125,000;
●	An increase in income taxes payable of approximately $1,000;

●	An Increase in bank acceptance notes payable of approximately $2,000;
●	An Increase in liabilities of discontinued operations related to the sale of our subsidiary of approximately $51,000;
●	An Increase in convertible note payable of approximately 35,000;
●	A decrease in receivable from sale of subsidiary, of approximately $2,792,000
●	A decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $1,198,000
●	A decrease in advances to suppliers of approximately $71,000;
●	A decrease in cash and cash equivalent of approximately $466,000;
●	A decrease in notes receivable of approximately $77,000;
●	A decrease in inventories, net of inventory reserve, of approximately $3,863,000;
●	A decrease in prepaid license fee – related party, of approximately $166,000; and
●	A decrease in prepaid expenses and other current assets of approximately $2,180,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used by operating activities was approximately $603,000 for the three months ended March 31, 2019 as compared to net cash flow provided by operating activities of $536,000 for the three months ended March 31, 2018, a decrease of approximately $1,139,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2019 primarily reflected our net loss of approximately $25,049,000, and add-back of non-cash items primarily consisting of depreciation of approximately $694,000, amortization of intangible assets of approximately $89,000, allowance for doubtful accounts of approximately $4,381,000, impairment loss of property and equipment of approximately 13,586,000, stock-based compensation and fees of approximately $1,355,000, stock-base donation of approximately $260,000, amortization of debt discount of approximately $70,000, amortization of license fee of approximately $166,000, inventory reserve of approximately $3,672,000 and changes in operating assets and liabilities primarily consisting of an increase in advances from customer of approximately $584,000, an increase in accounts receivable of approximately $238,000, a decrease in advances to suppliers of approximately $84,000, an increase in assets of discontinued operations of approximately $3,000, and a decrease in prepaid and other current assets of approximately $90,000, offset by a decrease in note receivable of approximately $80,000, a decrease in inventories of approximately $330,000, a decrease in accounts payable of approximately $362,000, a decrease in accrued expenses of approximately $436,000, and an increase in liabilities of discontinued operations of approximately $45,000.

●	Net cash flow provided by operating activities for the three months ended March 31, 2018 primarily reflected our net loss of approximately 4,867,000, and add-back of non-cash items primarily consisting of depreciation of approximately $1,052,000, amortization of intangible assets of approximately $98,000, stock-based compensation and fees of approximately $1,643,000, a non-cash bad debt allowance of approximately $1,318,000, and a non-cash bad debt recovery of approximately $17,000, loss on equity method investment of approximately $72,000, and changes in operating assets and liabilities mainly consisting of an increase in advances from customer of approximately $772,000, a decrease in accounts receivable of approximately $1,672,000, a decrease in advances to suppliers of approximately $182,000, a decrease in assets of discontinued operations of approximately $139,000, and an increase in prepaid and other current assets of $130, offset by an increase in note receivable of $269,000, an increase in inventories of approximately $486,000, a decrease in accounts payable of approximately $635,000, a decrease in accrued expenses of approximately $3,000, and a decrease in liabilities of discontinued operations of approximately $136,000, and our net loss of approximately $4,867,000.

Net cash flow used in investing activities was $0 for the three months ended March 31, 2019 as compared to approximately $52,000 for the three months ended March 31, 2018. For the three months ended March 31, 2018 net cash flow used in investing activities reflects the purchase of property and equipment of approximately $55,000, offset by cash received from the purchase subsidiary operations of approximately $2,000.

Net cash flow provided by financing activities was approximately $116,000 for the three months ended March 31, 2019 as compared to approximately $310,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received proceeds from bank loans of approximately $445,000, advanced from related party of approximately $157,000 and received proceeds from sale of common stock of approximately $200,100, offset by repayments for bank loans of approximately $654,000 and payments for the decrease in related party advances of approximately $32,000. During the three months ended March 31, 2018, we received proceeds from bank loans of approximately $707,000, advanced from related party of approximately $367,000 and received proceeds from sale of common stock approximately of $256,000, offset by repayments for bank loans approximately of $708,000 and payments for the decrease in bank acceptance notes payable of approximately $314,000.

We have historically funded our capital expenditures through cash flow provided by operations and bank loans. We intend to fund the cost by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans (1)	$2,278	$2,067	$211	$-	$-
Bank acceptance notes payable	75	75	-	-	-
Total	$2,352	$2,141	$211	$-	$-

(1)	Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2019 and 2018, we had unrealized foreign currency translation gain of approximately $682,000 and unrealized foreign currency translation gain of approximately $2,050,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at March 31, 2019.

We currently have no plans to expand our company-wide Enterprise Resource Planning (“ERP”) system during 2019 and have not implemented further ERP modules to manage inventory and to expand existing ERP systems to other areas of our factory. Due to our working capital requirements and the lack of local professionals with the necessary experience in implementing the ERP system, we postponed the hiring of professional staff to implement ERP system. We have found that engaging professionals who are based outside of Wuxi is very costly and we have not been able to find qualified personnel in the Wuxi area.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2019 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2019 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: July 25, 2019	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: July 25, 2019	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer