Form 10-Q
period 2019-06-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2019-10-10
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,278,106 shares of common stock are issued and outstanding as of October 8, 2019.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2019

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$134,169	$781,740
Restricted cash	98,585	77,473
Notes receivable	14,566	149,757
Accounts receivable, net of allowance for doubtful accounts	1,028,702	4,327,980
Inventories, net of inventory reserve	1,947,745	6,414,305
Advances to suppliers	-	565,295
Receivable from sale of subsidiary	-	2,791,590
Prepaid license fee - related party, net	331,915	663,830
Prepaid expenses and other	2,178,703	5,235,113
Assets of discontinued operations	216,220	209,926

Total current assets	5,950,605	21,217,009

OTHER ASSETS:
Property and equipment, net	6,882,656	21,563,420
Intangible assets, net	3,455,878	3,562,513

Total other assets	10,338,534	25,125,933

Total assets	$16,289,139	$46,342,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$2,000,017	$2,182,960
Bank acceptance notes payable	94,676	72,698
Convertible note payable	745,903	710,504
Accounts payable	2,596,468	4,254,598
Accrued expenses	478,852	779,948
Advances from customers	-	1,073,797
Due to related parties	1,525,779	1,257,505
Income taxes payable	60,172	60,065
Liabilities of discontinued operations	312,738	268,532

Total current liabilities	7,814,605	10,660,607

LONG-TERM LIABILITIES:
Long-term loan	165,903	244,910

Total liabilities	7,980,508	10,905,517

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 and 0 issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 9,278,106 and 7,449,123 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	9,278	7,449
Additional paid-in capital	58,301,021	58,452,131
Retained earnings	(54,526,718)	(27,492,559)
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	2,975,370	2,657,614
Total stockholder’s equity	9,111,543	35,977,227

Non-controlling interest	(802,912)	(539,802)

Total stockholders’ equity	8,308,631	35,437,425

Total liabilities and stockholders’ equity	$16,289,139	$46,342,942

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$1,675,647	$2,569,593	$3,566,701	$5,138,120

COST OF REVENUES	2,345,420	3,289,480	8,232,011	6,217,372

GROSS LOSS	(669,773)	(719,887)	(4,665,310)	(1,079,252)

OPERATING EXPENSES:
Depreciation and amortization	98,474	345,745	375,807	588,748
Selling, general and administrative	1,396,397	4,674,593	3,976,458	7,421,577
Research and development	92,454	124,981	185,832	238,428
Bad debt expense	(25,318)	(2,214)	4,356,123	1,315,990
Impairment loss	(78,506)	-	13,507,553	-

Total operating expenses	1,483,501	5,143,105	22,401,773	9,564,743

LOSS FROM OPERATIONS	(2,153,274)	(5,862,992)	(27,067,083)	(10,643,995)

OTHER INCOME (EXPENSE):
Interest income	703	7,617	798	9,078
Interest expense	(38,994)	(92,362)	(171,807)	(122,814)
Loss on equity method investment	-	(73,433)	-	(145,845)
Foreign currency transaction gain (loss)	2	(758)	(1,490)	(1,913)
Other loss	(56,601)	(725)	(57,324)	(725)

Total other expense, net	(94,890)	(159,661)	(229,823)	(262,219)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,248,164)	(6,022,653)	(27,296,906)	(10,906,214)

PROVISIONS FOR INCOME TAXES:
Current	-	-	-	-
Deferred	-	-	-	-

Total income taxes provision	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,248,164)	(6,022,653)	(27,296,906)	(10,906,214)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of income taxes	-	(28)	-	16,871

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(28)	-	16,871

NET LOSS	(2,248,164)	(6,022,681)	(27,296,906)	(10,889,343)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(60,679)	(219,905)	(262,747)	(306,153)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,187,485)	$(5,802,776)	(27,034,159)	(10,583,190)

COMPREHENSIVE LOSS:
Net loss	$(2,248,164)	$(6,022,681)	(27,296,906)	(10,889,343)
Unrealized foreign currency translation gain (loss)	(364,636)	(2,952,028)	317,393	(902,393)

Comprehensive loss	$(2,612,800)	$(8,974,709)	(26,979,513)	(11,791,736)

Net loss attributable to non-controlling interest	$(60,679)	$(219,905)	(262,747)	(306,153)
Unrealized foreign currency translation loss from non-controlling interest	-	-	(363)	-

Comprehensive loss attributable to common stockholders	$(2,552,121)	$(8,754,804)	(26,716,403)	(11,485,583)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.47)	$(1.65)	(3.12)	(2.98)
Discontinued operations - basic and diluted	-	-	-	-

Net loss per common share - basic and diluted	$(0.47)	$(1.65)	(3.12)	(2.98)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,658,915	3,524,660	8,657,671	3,554,498

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, April 1, 2019	9,122,729	$9,123	$58,203,963	$(52,339,233)	$2,352,592	$3,340,006	$(742,233)	$10,824,218

Common stock issued for cash	-	-	-	-	-	-	-	-

Common stock issued for services to consultants and service providers	447,399	447	96,766	-	-	-	-	97,213

Common stock surrendered for services from consultants and service providers	(292,022)	(292)	292	-	-	-	-	-

Common stock issued upon conversion of debt	-	-	-	-	-	-	-	-

Common stock issued for donation	-	-	-	-	-	-	-	-

Net loss	-	-	-	(2,187,485)	-	-	(60,679)	(2,248,164)

Foreign currency translation adjustment	-	-	-	-	-	(364,636)	-	(364,636)

Balance, June 30, 2019	9,278,106	$9,278	$58,301,021	$(54,526,718)	$2,352,592	$2,975,370	$(802,912)	$8,308,631

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, April 1, 2018	4,445,709	$4,446	$49,160,622	$8,844,315	$2,352,592	$6,973,464	$341,742	$67,677,181

Common stock issued for cash	-	-	-	-	-	-	-	-

Common stock issued for services to consultants and service providers	1,340,882	1,341	5,393,161	-	-	-	-	5,394,502

Common stock issued for services to employees and directors	1,200	1	3,734	-	-	-	-	3,735

Common stock issued upon conversion of debt	-	-	-	-	-	-	-	-

Common stock issued for acquisition of majority-owned subsidiaries	250,000	250	1,039,750	-	-	-	-	1,040,000

Share of reserve arising from acquisition of a non-wholly owned subsidiaries	-	-	-	-	-	-	(1,348)	(1,348)

Net loss	-	-	-	(5,802,776)	-	-	(219,905)	(6,022,681)

Foreign currency translation adjustment	-	-	-	-	-	(2,952,028)	-	(2,952,028)

Balance, June 30, 2018	6,037,791	$6,038	$55,597,267	$3,041,539	$2,352,592	$4,021,436	$120,489	$65,139,361

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, January 1, 2019	7,449,123	$7,449	$58,452,131	$(27,492,559)	$2,352,592	$2,657,614	$(539,802)	$35,437,425

Common stock issued for cash	690,000	690	199,410	-	-	-	-	200,100

Common stock issued for services to consultants and service providers	1,349,347	1,349	287,620	-	-	-	-	288,969

Common stock surrendered for services from consultants and service providers	(562,501)	(562)	(947,386)	-	-	-	-	(947,948)

Common stock issued upon conversion of debt	266,667	267	49,733	-	-	-	-	50,000

Common stock issued for donation	85,470	85	259,513	-	-	-	-	259,598

Net loss	-	-	-	(27,034,159)	-	-	(262,747)	(27,296,906)

Foreign currency translation adjustment	-	-	-	-	-	317,756	(363)	317,393

Balance, June 30, 2019	9,278,106	$9,278	$58,301,021	$(54,526,718)	$2,352,592	$2,975,370	$(802,912)	$8,308,631

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, January 1, 2018	2,527,720	$2,528	$40,241,172	$13,624,729	$2,352,592	$4,923,829	$24,230	$61,169,080

Common stock issued for cash	69,676	70	256,340	-	-	-	-	256,410

Common stock issued for services to consultants and service providers	2,564,151	2,564	11,590,365	-	-	-	-	11,592,929

Common stock issued for services to employees and directors	251,070	251	822,696	-	-	-	-	822,947

Common stock issued upon conversion of debt	200,100	200	670,135	-	-	-	-	670,335

Common stock issued for acquisition of majority-owned subsidiaries	425,074	425	2,016,559	-	-	-	-	2,016,984

Share of reserve arising from acquisition of a non-wholly owned subsidiaries	-	-	-	-	-	-	402,412	402,412

Net loss	-	-	-	(10,583,190)	-	-	(306,153)	(10,889,343)

Foreign currency translation adjustment	-	-	-	-	-	(902,393)	-	(902,393)

Balance, June 30, 2018	6,037,791	$6,038	$55,597,267	$3,041,539	$2,352,592	$4,021,436	$120,489	$65,139,361

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,296,906)	$(10,889,343)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation	1,388,696	2,101,654
Amortization of intangible assets	110,263	200,196
Bad debt allowance	4,356,123	1,315,990
Bad debt recovery - discontinued operations	-	(16,899)
Impairment loss of property and equipment	13,507,553	-
Loss on equity method investment	-	145,845
Stock-based employment compensation	933	878,325
Stock-based professional fees	2,188,765	4,711,594
Stock-based donation	259,598	-
Amortization of debt discount	69,502	46,334
Amortization of license fee	331,915	65,000
Write-off of inventory	3,650,801	-
Changes in operating assets and liabilities:
Notes receivable	137,089	383,667
Accounts receivable	1,820,260	2,610,324
Inventories	881,420	(2,263,041)
Prepaid and other current assets	383,834	(963,721)
Advances to suppliers	573,119	1,090,783
Assets of discontinued operations	(5,989)	135,792
Accounts payable	(1,688,122)	110,153
Accrued expenses	(305,982)	93,739
Advances from customers	(1,088,661)	(43,081)
Liabilities of discontinued operations	44,252	(136,150)

Net cash used in operating activities	(681,537)	(422,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(73,800)
Proceed received from acquisition	-	2,341

Net cash used in investing activities	-	(71,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from convertible note	-	900,000
Offering costs paid	-	(195,018)
Proceeds from bank loan	442,223	706,425
Repayments of bank loan	(711,726)	(706,425)
Increase (decrease) in bank acceptance notes payable	22,111	(274,721)
Advance from related party	299,878	874,413
Repayment of related party advances	(31,604)	-
Proceeds from sale of common stock, net	200,100	256,410

Net cash provided by financing activities	220,982	1,561,084

Effect of exchange rate changes	(165,904)	(100,418)

Net change in cash, cash equivalents and restricted cash	(626,459)	966,368

Cash, cash equivalents and restricted cash - beginning of period	859,213	1,292,428

Cash, cash equivalents and restricted cash - end of period	$232,754	$2,258,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$171,807	$61,480
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants and vendors	$111,280	$7,907,678
Stock issued for future services to employees and directors	$-	$2,782
Stock issued for repayment of convertible note	$-	$670,335
Stock issued for convertible note	$-	$747,510
Stock issued for acquisition of non-wholly owned subsidiaries	$-	$976,984
Stock issued for redemption of convertible note and accrued interest	$50,000	$-
Stock issued for prepayment of license fee – related party	$-	$1,040,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$781,740	$1,019,437
Restricted cash at beginning of period	77,473	272,991
Total cash, cash equivalents and restricted cash at beginning of period	$859,213	$1,292,428

Cash and cash equivalents at end of period	$134,169	$2,164,137
Restricted cash at end of period	98,585	94,659
Total cash, cash equivalents and restricted cash at ended of period	$232,754	$2,258,796

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2 – DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. In September 2018, due to significant doubt about the status of this project and recoverability of the Company’s investment, the Company fully impaired the value of its investment in Shengxin (see Note 5).

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

Beginning in February 2015, Heavy Industries began to produce equipment for the petroleum and chemical industries. The Company referred to this segment of its business as the petroleum and chemical equipment segment. Because of a significant decline in revenues from this segment, the Company determined it would not continue to operate in this segment and accordingly, the petroleum and chemical equipment segment is reflected as discontinued operations for all periods presented (See Note 5). As a result of the discontinuation of the petroleum and chemical equipment business, the Company’s business primarily consists of the dyeing and finishing equipment business as its primary continuing operations since December 31, 2016.

The Company’s latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.
●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.
●	EC Advertising Limited (“EC Advertising”), a company incorporated under the laws of Hong Kong on March 17, 2017 and is wholly-owned by Sharing Economy.
●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.
●	EC Assets Management Limited (“EC Assets”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.
●	Cleantech Solutions Limited (formerly known as EC (Fly Car) Limited), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Sharing Economy.
●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is wholly-owned by Sharing Economy.
●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.
●	EC Power (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.
●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.
●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.

●	Inspirit Studio Limited (“Inspirit Studios”), a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.
●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.
●	3D Discovery Co. Limited (“3D Discovery”), a company incorporated under the laws of Hong Kong on February 24, 2015, and 60% of its shareholdings was acquired by EC Technology on January 19, 2018.
●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is wholly-owned by EC Creative.
●	AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.
●	Xiamen Great Media Company Limited (“Xiamen Great Media”), a company incorporated under the laws of the PRC on September 5, 2018 and is wholly-owned by EC Advertising.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss from continuing operations of approximately $27,297,000 for the six months ended June 30, 2019. The net cash used in operations was approximately $682,000 for the six months ended June 30, 2019. Additionally, during the six months ended June 30, 2019, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 30.6% as compared to the six months ended June 30, 2018. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customers. As such, petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of June 30, 2019 and December 31, 2018. The operating results of the petroleum and chemical segment have been classified as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

Because of the contractual arrangements, the Company has a pecuniary interest in the Huayang Companies that requires the Company to consolidate the Huayang Companies in its financial statements as if they are wholly-owned subsidiaries of the Company.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2019 and 2018 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. As of June 30, 2019 and December 31, 2018, cash balances held in PRC and Hong Kong banks of $129,301 and $774,316, respectively, are uninsured.

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, notes receivable, accounts receivable, inventories, advances to suppliers, receivable from sale of subsidiary, prepaid expenses and other, short-term bank loans, bank acceptance notes payable, convertible note payable, accounts payable, accrued expenses, advances from customers, amounts due to related parties, and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC and Hong Kong, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

As of June 30, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2019		December 31, 2018
United States	$4,868	3.63%	$7,424	0.95%
Hong Kong	36,676	27.34%	182,800	23.38%
China	92,625	69.03%	591,516	75.67%
Total cash and cash equivalents	$134,169	100.00%	$781,740	100.00%

Accounts receivable

Accounts receivable are presented net of allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $11,051,884 and $9,527,060, respectively.

Inventories

Inventories, consisting of raw materials, work-in-process  and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $4,821,759 and $1,212,706 as of June 30, 2019 and December 31, 2018, respectively.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Impairment loss has been recorded in current period (see note 9).

Equity method investment

Investments in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long-term  assets on the consolidated balance sheets. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented under other income (expense) on the consolidated statements of operations. The Company evaluates its equity method investment whenever events or changes in circumstance indicate that the carrying amounts of such investment may be impaired. A loss would be recorded if a decline in the value of an equity method investment is determined to be other than temporary (see Note 8).

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

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $129,983 and $125,050 for the six months ended June 30, 2019 and 2018, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (HKD). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2019 and 2018 was $(165,904) and $(100,418), respectively.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIEs located in the People’s Republic of China (“PRC”), asset and liability accounts as of June 30, 2019 and December 31, 2018 were translated at 6.8655 RMB to $1.00 and at 6.8778 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts as of June 30, 2019 and December 31, 2018 were translated at 7.8498 and 7.8305 HKD to $1.00, respectively, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIEs located in the PRC, the average translation rates applied to the statements of operations for the six months ended June 30, 2019 and 2018 were 6.7839 RMB and 6.3701 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the six months ended June 30, 2019 and December 31, 2018 were 7.8 HKD and 7.8 HKD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and six months ended June 30, 2019 and 2018. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss for basic and diluted attributable to common shareholders	$(2,187,485)	$(5,802,776)	$(27,034,159)	$(10,583,190)
From continuing operations	(2,187,485)	(5,802,748)	(27,034,159)	(10,600,061)
From discontinued operations	-	(28)	-	16,871

Weighted average common stock outstanding – basic and diluted	4,658,915	3,524,660	8,657,671	3,554,498

Net loss per share of common stock
From continuing operations – basic and diluted	$(0.47)	$(1.65)	$(3.12)	$(2.98)
From discontinued operations – basic and diluted	-	-	-	-
Net loss per common share – basic and diluted	$(0.47)	$(1.65)	$(3.12)	$(2.98)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended June 30, 2019 and 2018 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

NOTE 5 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party for a sales price of RMB 48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016, and received the second installment of RMB  14,400,000 (approximately $2.1 million) on April 10, 2017. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. If the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) was due 25 working days after the expiration of such period.  Pursuant to extension agreement dated December 31, 2018, the Company agreed the above third party buyer could paid off the final payment of RMB 19,200,000 (approximately $2.7 million) by December 31, 2019. During the six months ended June 30, 2019, the Company believed that the final payment of RMB 19,200,000 (approximately $2.7 million) is uncollectible and the write off of such receivable is included in bad debt expense.

Additionally, in December 2016, the Company’s management decided to discontinue its petroleum and chemical equipment segment under Heavy Industries due to significant decline in revenues and the loss of its major customers. Accordingly, the petroleum and chemical equipment segment business is treated as a discontinued operation.

The results of operations from petroleum and chemical  equipment segment of Heavy Industries for the three and six months ended June 30, 2019 and 2018 have been classified to the loss from discontinued operations line on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss presented herein.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018 is set forth below.

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets:
Current assets:
Accounts receivable, net	$9,610	$9,593
Prepaid expenses and other	206,610	200,333
Total current assets	216,220	209,926
Total assets	$216,220	$209,926
Liabilities:
Current liabilities:
Accounts payable	$243,164	$242,555
Advances from customers	43,551	-
Accrued expenses and other liabilities	26,023	25,977
Total current liabilities	312,738	268,532
Total liabilities	$312,738	$268,532

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Operating income:
Other operating income – bad debt recovery	-	(28)	-	16,871
Total operating income	-	(28)	-	16,871
(Loss) gain from operations	-	(28)	-	16,871
Other income, net	-	-	-	-
(Loss) gain from discontinued operations, net of income taxes	$-	$(28)	$-	$16,871

NOTE 6 – ACCOUNTS RECEIVABLE

As of June 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Accounts receivable	$12,080,586	$13,855,040
Less: allowance for doubtful accounts	(11,051,884)	(9,527,060)
	$1,028,702	$4,327,980

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. For the six months ended June 30, 2019 and 2018, bad debt expense amounted to $4,356,123 and $1,315,990, respectively.

NOTE 7 – INVENTORIES

As of June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$675,600	$1,207,334
Work-in-process	512,377	872,376
Finished goods	5,581,527	5,547,301
	6,769,504	7,627,011
Less: inventory reserve	(4,821,759)	(1,212,706)
	$1,947,745	$6,414,305

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the six months ended June 30, 2019 and 2018, the Company increased (decrease) its inventory reserve for $3,609,053 and $(3,737), respectively.

NOTE 8 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $8.9 million) and had invested RMB 59.8 million (approximately $8.9 million as of June 30, 2019), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.9 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $8.9 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $29.8 million). Mr. Xue had advised Dyeing that he anticipated that he will fund the remaining RMB 80,000,000 (approximately $11.9 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB 40 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. In September 2018, due to significant doubt about the status of this project and recoverability of our investment, the Company fully impaired the value of the investment in Shengxin.

For the three months ended June 30, 2019 and 2018, the Company recorded a loss on equity method investment of $0 and $73,433, respectively.  For the six months ended June 30, 2019 and 2018, the Company recorded a loss on equity method investment of $0 and $145,845, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Office equipment and furniture	5 years	$88,503	$86,724
Manufacturing equipment	5 - 10 years	11,257,906	20,297,029
Vehicles	5 years	177,071	176,884
Building and building improvements	5 - 20 years	-	21,341,612
Manufacturing equipment in progress	-	3,387,954	338,190
Construction in progress	-	1,645,911	4,686,673
		16,557,345	46,927,112
Less: accumulated depreciation		(9,674,689)	(25,363,692)
		$6,882,656	$21,563,420

For the three months ended June 30, 2019 and 2018, depreciation expense amounted to $694,953 and $1,049,914, respectively, of which $596,479 and $704,169, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

For the six months ended June 30, 2019 and 2018, depreciation expense amounted to $1,388,696 and $2,101,654, respectively, of which $1,012,889 and $1,512,906, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

As of June 30, 2019, the Company conducted an impairment assessment on property and equipment. Accordingly, the Company recorded an impairment loss of $13,507,553 on certain equipment and buildings for the six months ended June 30, 2019. For the six months ended June 30, 2018, the impairment loss was $0.

NOTE 10 – INTANGIBLE ASSETS

As of June 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Land use rights	45 - 50 years	$3,932,823	$3,925,789
Other intangible assets	3 – 5 years	843,102	845,180
Goodwill	-	27,353	27,421
		4,803,278	4,798,390
Less: accumulated amortization		(1,347,400)	(1,235,877)
		$3,455,878	$3,562,513

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2020	$355,278
2021	310,832
2022	103,891
2023	103,891
2024	89,067
Thereafter	2,465,566
$3,428,525

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right.

In January 2018, in connection with the  acquisition of 3D Discovery, the Company acquired their technologies valued at $754,159. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. The Company amortizes this technology over a term of five years.

For the three months ended June 30, 2019 and 2018, amortization of intangible assets amounted to $21,658 and $101,714, respectively.

For the six months ended June 30, 2019 and 2018, amortization of intangible assets amounted to $110,263 and $200,196, respectively.

NOTE 11 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. As of June 30, 2019 and December 31, 2018, short-term bank loans consisted of the following:

	June 30, 2019	December 31, 2018
Loan from Bank of China, due on November 20, 2019 with annual interest rate of 4.60%, secured by certain assets of the Company and guaranteed by the Company’s CEO, Jianhua Wu, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO	$364,140	$363,488
Loan from Bank of China, due on November 25, 2019 with annual interest rate of 4.60%, secured by certain assets of the Company and guaranteed by the Company’s CEO, Jianhua Wu, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO	364,140	363,488
Loan from Bank of Wuxi Nongshuang, due on February 22, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	-	654,279
Loan from Bank of Wuxi Nongshuang, due on November 6, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	655,450	-
Loan from Bank of Communication, due on September 25, 2019 with annual interest rate of 4.35%, secured by certain assets of the Company	-	581,582
Loan from Bank of Communication, due on September 25, 2019 with annual interest rate of 4.35%, secured by certain assets of the Company	436,967	-
Current portion of loan from Zhongli International Finance Corporation, credit line of RMB 4,500,000 (approximately $670,521), with a security deposit of RMB 900,000 (approximately $134,104) which will be returned in 36 months, monthly installment of RMB 210,000 (approximately $31,291) in the 1st – 12th month; RMB 138,000 (approximately $20,563) in the 13th - 24th month; RMB 98,000 (approximately $14,602) in the 25th – 36th month; secured by certain assets of the Company *	179,320	220,123
Total short-term bank loans	$2,000,017	$2,182,960

*	Long-term Loans represent amounts due to Zhongli International Finance Corporation that is due more than one year. Long-term loan amounts to $165,903 and $244,910 as of June 30, 2019 and December 31, 2018, respectively.

Minimum 36-month installments for the loan from Zhongli International Finance Corporation under the loan agreement are as follows:

12-month periods ending June 30,	Amount
2020	$272,668
2021	188,770
2022	42,823
Total minimum loan payments	504,261
Less: amount representing interest	(72,654)
Less: security deposit due	(86,384)
Present value of net minimum loan payment	345,223
Less: current portion	(179,320)
Long-term portion	$165,903

Interest related to the bank loans, which was $38,994  and $92,362 for the three months ended June 30, 2019 and 2018, and $171,807  and $122,814 for the six months ended June 30, 2019 and 2018, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 – CONVERTIBLE NOTE PAYABLE

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

As of June 30, 2019 and December 31, 2018, convertible debt consisted of the following:

	June 30, 2019	December 31, 2018
Principal	$838,571	$872,674
Unamortized discount	(92,668)	(162,170)
Convertible debt, net	$745,903	$710,504

For the six months ended June 30, 2019, amortization of debt discount and interest expenses amounted to $69,502 and $21,313, respectively.

For the six months ended June 30, 2018, amortization of debt discount and interest expenses amounted to $46,334 and $0, respectively. As of June 30, 2019 and December 31, 2018, accrued interest amounted to $18,603 and $13,187, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

On May 8, 2018, amended on May 24, 2018 and amended on August 30, 2018, Sharing Economy entered into a License Agreement (the “Agreement”) with ECrent. In accordance with the terms of the Amendment, ECrent shall grant the Company an exclusive license to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until December 31, 2019. In consideration for the license, the Company granted ECrent 250,000 shares of common stock (the “Consideration Shares”), at an issue price of $1,040,000, or $4.16 per share, (based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018). Pursuant to the terms of the Agreement, ECrent shall provide a guarantee on revenue and profit of $13,000,000 and $2,522,000, respectively. The Consideration Shares shall be reduced on a pro rata basis if there is a shortfall in the guaranteed revenue and/or profit. In connection with this agreement, during the three and six  months ended June 30, 2019, the Company recorded license fee expense of $165,958 and $331,915, respectively,  which is included in cost of sales, and as of June 30, 2019, recorded a prepaid license fee – related party of $331,915  which will be amortized over the remaining license period.

Due to related parties

Mr. Chan Tin Chi owns 99% of the issued and outstanding ordinary shares of Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited). From time to time, during 2018 and 2019, the Company receive advances from Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited, who is the major shareholder of the Company, for working capital purposes. These advances are non-interest bearing and are payable on demand. During the six months ended June 30, 2019 and 2018, the Company received advances from Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited for working capital totaled $299,878  and $233,388, respectively, and repaid to Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited a total of $31,604  and $0, respectively. At June 30, 2019 and December 31, 2018, amounts due to Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited amounted to $1,525,779 and $1,257,505, respectively.

Bank loans guaranteed by related parties

The Company obtains two bank loans from Bank of China, due on November 20, 2019 and November 25, 2019, respectively. These loans are guaranteed by Jianhua Wu, CEO, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO (see Note 8).

NOTE 14 – STOCKHOLDERS’ EQUITY

Common stock issued for cash

In March 2019, pursuant to a stock purchase agreement, the Company sold 690,000 shares of common stock to an investor at a purchase price of $0.29 per share for net cash proceeds a total of $200,100. The Company did not engage a placement agent with respect to these sales.

Common stock issued for services and common stock surrendered

During the six months ended June 30, 2019, pursuant to consulting and service agreements, the Company issued an aggregate of 1,349,347  shares of common stock to twenty four consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s common stock at reporting date. During the six months ended June 30, 2019, the fair value of the above mentioned shares issued and the change in value of the shares to be issued was $288,969. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant or vendor. For the six months ended June 30, 2019, the Company recorded stock-based consulting and service fees to service provider and employees of $2,189,698. In connection with the issuance/future issuance of shares to consultants and vendors, the Company recorded prepaid expenses of $1,512,892 which will be amortized over the remaining service period.

During the six months ended June 30, 2019, the Company terminated the consulting agreements of eleven consultants. The consultants surrendered an aggregate of 562,501 shares issued in prior periods. In addition, the Company also mutually agreed or terminated the consulting and service agreements of three consultants and vendors. Both parties forgo their respective rights as stated in the agreements; and the Company has no obligation to issue in aggregate of 223,135 shares in effect. As a result of the above mentioned transactions, the Company reversed the fair value of $947,948  recognized in stockholders’ equity in prior periods.

Common stock issued for debt conversion

In January 2019, the Company issued 266,667 shares of its common stock upon conversion of debt (see Note 12).

Shares issued for donation

In February 2019, the Company issued 85,470 shares as donation to Hong Kong Baptist University (“HKBU”). The Foundation would use the funds raised from the donation to support the delivery of education, operation, facilities enhancement and study of the Academy of Film of HKBU. These shares were valued at $259,598, or $3.04 per share. In connection with this donation, during the six months ended June 30, 2019, the Company recorded donation expense of $259,598, which is included in operating expenses.

NOTE 15 – SEGMENT INFORMATION

During the three and six months ended June 30, 2019 and 2018, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the three and six months ended June 30, 2019 and 2018, the Company’s dyeing and finishing equipment operations were conducted in the PRC. The Sharing Economy Segment is based in Hong Kong.

Information with respect to these reportable business segments for the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2019	2018	2019	2018
Revenues:
Dyeing and finishing equipment	$1,652,644	$2,517,419	$3,539,909	$5,054,925
Sharing economy	23,003	52,174	26,792	83,195
	1,675,647	2,569,593	3,566,701	5,138,120
Depreciation:
Dyeing and finishing equipment	694,953	1,045,489	1,384,270	2,092,902
Sharing economy	-	4,425	4,426	8,752
	694,953	1,049,914	1,388,696	2,101,654
Interest expense
Dyeing and finishing equipment	38,994	92,362	80,992	122,814
Sharing economy	-	-	90,815	-
	38,994	92,362	171,807	122,814
Net loss
Dyeing and finishing equipment	(957,637)	(1,500,791)	(23,522,291)	(4,071,732)
Sharing economy	499,495	(2,610,566)	(1,113,291)	(3,729,969)
Discontinued segments	-	(28)	-	16,871
Other (a)	(1,790,022)	(1,911,296)	(2,661,324)	(3,104,513)
	$(2,248,164)	$(6,022,681)	$(27,296,906)	$(10,889,343)

	June 30, 2019	December 31, 2018
Identifiable long-lived tangible assets as of June 30, 2019 and December 31, 2018 by segment
Dyeing and finishing equipment	$1,796,496	$16,481,795
Sharing economy	52,295	56,762
Other (b)	5,033,865	5,024,863
	$6,882,656	$21,563,420

	June 30, 2019	December 31, 2018
Identifiable long-lived tangible assets as of June 30, 2019 and December 31, 2018 by geographical location
China	$6,830,361	$21,506,658
Hong Kong	52,295	56,762
United States	-	-
	$6,882,656	$21,563,420

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at corporate level.

(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

NOTE 16 – CONCENTRATIONS

Customers

Five customers accounted for approximately 80% (24%, 15%, 15%, 15% and 11%) of the Company’s revenues for the three months ended June 30, 2019 and two customers accounted for approximately 65% (55% and 10%) of the Company’s revenues for the three months ended June 30, 2018.

Five customers accounted for approximately 45% (11%, 10%, 9%, 8% and 7%) of the Company’s revenues for the six months ended June 30, 2019 and two customers accounted for approximately 40% (28% and 12%) of the Company’s revenues for the six months ended June 30, 2018.

The total outstanding accounts receivable balance of Customer A and B are $156,252 and 73,704 respectively as of June 30, 2019.

Suppliers

Five suppliers accounted for approximately 40% (13%,7%,7%,7% and 6%) of the Company’s inventories purchases for the three months ended June 30, 2019 and four suppliers accounted for approximately 74% (22%, 22%, 18% and 12%) of the Company’s revenues for the three months ended June 30, 2018.

Five suppliers accounted for approximately 48% (22%, 8%, 7%, 6% and 5%) of the Company’s inventories purchases for the six months ended June 30, 2019 and four suppliers accounted for approximately 61% (21%, 15%, 14% and 11%) of the Company’s revenues for the six months ended June 30, 2018.

The total outstanding accounts payable balance of Supplier A is $122,832 as of June 30, 2019.

NOTE 17 – COMMITMENT AND CONTINGENCIES

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

As of June 30, 2019 and December 31, 2018, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets (liabilities) as of June 30, 2019 and December 31, 2018 were approximately ($190,000) and $21,923,000, respectively.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through the filing date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company had the following material subsequent events:

On September 13, 2019, the Company called for the annual shareholder’s meeting to propose to the below matters:

(1) The election of five (5) directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified;

(2) To amend the Company’s 2016 Long-Term Incentive Plan (the “Plan”) to increase the number of shares of common stock, par value $0.001 per share (the “Shares”) authorized for issuance under the Plan from 125,000 to 2,500,000 Shares;

(3) To amend the Company’s Articles of Incorporation to increase the number of Shares which the Company is authorized to issue to 250,000,000 Shares, and to increase the number of shares of Preferred Stock which the Company is authorized to issue to 50,000,000 shares of Preferred Stock; and

(4) The transaction of such other and further business as may properly come before the meeting.

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

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin, in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40  million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects.

Our investment in Shengxin is subject to a high degree of risk. We cannot give any assurance that Shengxin will be able to obtain any permits, raise any required funding, develop and operate or sell any solar farms or operate profitably or that Dyeing will have the resources to provide any funds that may be required in order to fund any solar farm projects for which Shengxin may obtain permits. There may be a significant delay between the time funds are advanced for any project and the realization of revenue or cash flow from any project. In September 2018, due to significant doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of approximately $8.7 million (equivalent to RMB 59.8 million).

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

Given the headwinds affecting our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2018 or during the six months ended June 30, 2019.

Recent developments

Inspirit Studio

During the period, BuddiGo, the sharing economy mobile platform developed by Inspirit Studio Limited (“Inspirit Studio”), continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During the period from June 2018 to June 30, 2019, over 1,200 individuals have officially registered as sell-side buddies, who completed over 600 delivery orders from June 2018 to June 30, 2019, majority orders were happened in the third quarter of year 2018. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients. BuddiGo’s goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

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

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 45% of our purchases of inventories for the six months ended June 30, 2019. Four major suppliers provided 61% of our purchases of inventories for the six months ended June 30, 2018.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 and 2018

The following table sets forth the results of our operations for the three and six months ended June 30, 2019 and 2018 indicated as a percentage of revenues (dollars in thousands):

	Three Months ended June 30,
	2019		2018
	Dollars	Percentage	Dollars	Percentage
Revenues	$1,675	100.0%	$2,569	100.0%
Cost of revenues	2,345	140.0%	3,289	128.0%
Gross loss	(670)	(40.0)%	(720)	(28.0)%
Operating expenses	1,483	88.5%	5,143	200.2%
Loss from operations	(2,153)	(128.5)%	(5,863)	(228.2)%
Other expense, net	(95)	(5.7)%	(160)	(6.2)%
Loss from continuing operations before provision for income taxes	(2,248)	(134.2)%	(6,023)	(234.4)%
Provision for income taxes	-	-%	-	-%
Loss from continuing operations	(2,248)	(134.2)%	(6,023)	(234.4)%
Gain from discontinued operations, net of income taxes	-	-%	-	-%
Net loss	(2,248)	(134.2)%	(6,023)	(234.4)%
Other comprehensive loss:
Foreign currency translation adjustment	(365)	21.8%	(2,952)	(114.9)%
Comprehensive loss	$(2,613)	(156.0)%	$(8,975)	(349.3)%

	Six Months ended June 30,
	2019		2018
	Dollars	Percentage	Dollars	Percentage
Revenues	$3,567	100.0%	$5,138	100.0%
Cost of revenues	8,232	230.8%	6,217	121.0%
Gross loss	(4,665)	(130.8)%	(1,079)	(21.0)%
Operating expenses	22,402	628.0%	9,565	186.2%
Loss from operations	(27,067)	(758.8)%	(10,644)	(207.2)%
Other expense, net	(230)	(6.4)%	(262)	(5.1)%
Loss from continuing operations before provision for income taxes	(27,297)	(765.3)%	(10,906)	(212.3)%
Provision for income taxes	-	-	-	-%
Loss from continuing operations	(27,297)	(765.3)%	(10,906)	(212.3)%
Gain from discontinued operations, net of income taxes	-	-	17	0.3%
Net loss	(27,297)	(765.3)%	(10,889)	(211.9)%
Other comprehensive loss:
Foreign currency translation adjustment	317	8.9%	(902)	(17.6)%
Comprehensive loss	$(26,980)	(756.4)%	$(11,791)	(229.5)%

Revenues. For the three months ended June 30, 2019, revenues from the sale of dyeing and finishing equipment decreased by  approximately $865,000, or 34.4%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, revenues from the sale of dyeing and finishing equipment decreased by $1,515,000, or 30.0%, as compared to the six months ended June 30, 2018. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2018 and 2017 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in the 2019 period as compared to the 2018 period. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its  current level in the near future, although declines are possible.

During the three and six months ended June 30, 2019, we recognized revenues from our sharing economy business of $23,003 and $26,792 compared to $52,174 and $83,195 for the three and six months ended June 30, 2018, respectively.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the three months ended June 30, 2019, cost of revenues was approximately $2,345,000 as compared to approximately $3,289,000 for the three months ended June 30, 2018, a decrease of $944,000, or 28.7%. For the six months ended June 30, 2019, cost of revenues was  approximately $8,232,000 as compared to approximately  $6,217,000 for the six months ended June 30, 2018, an increase of $2,015,000, or 32.4%.

Gross loss and gross margin. Our gross loss was approximately $(670,000) for the three months ended June 30, 2019 as compared to gross loss of approximately $(720,000) for the three months ended June 30, 2018, representing gross margins of (40.0%) and (28.0%), respectively, a decrease  period over period. Our gross loss was approximately $(4,665,000) for the six months ended June 30, 2019 as compared to gross loss of $(1,079,000) for the six months ended June 30, 2018, representing gross margins of (130.8)% and (21.0)%, respectively, a decrease period over period. The decrease in our gross margin for the three and six months ended June 30, 2019 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, an increase in labor and raw material costs, and the increase in impairment loss on inventory.

Operating expenses. For the three months ended June 30, 2019, operating expenses were approximately $1,483,000 as compared to approximately $5,143,000 for the three months ended June 30, 2018, a decrease of approximately $3,660,000, or 71.2%. For the six months ended June 30, 2019, operating expenses were $22,402,000 as compared to $9,565,000 for the six months ended June 30, 2018, an increase of $12,837,000, or 134.2%. Changes in operating expenses consisted of the following:

Depreciation.  Depreciation was approximately $695,000 and $1,050,000 for the three months ended June 30, 2019 and 2018, respectively. Depreciation was approximately  $1,389,000 and $2,102,000 for the six months ended June 30, 2019 and 2018, respectively. Depreciation for the three and six months ended June 30, 2019 and 2018 was included in the following categories (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Cost of revenues	$597	$704	$1,013	$1,513
Operating expenses	98	346	376	589
Total	$695	$1,050	$1,389	$2,102

Selling, general and administrative expenses. Selling, general and administrative expenses totaled approximately $1,396,000 and $3,976,000 for the three and six months ended June 30, 2019, as compared to approximately $4,675,000 and $7,422,000 for the three and six months ended June 30, 2018, a decrease of approximately $3,279,000, or 70.1% and $3,446,000, or 46.4%. Selling, general and administrative expenses for the three and six months ended June 30, 2019 and 2018 consisted of the following (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Professional fees	$1,015	$3,364	$2,853	$5,429
Payroll and related benefits	193	1,118	415	1,410
Travel and entertainment	38	32	107	108
Shipping	1	6	14	23
Other	149	155	587	452
Total	$1,396	$4,675	$3,976	$7,422

●	Professional fees for the three and six months ended June 30, 2019 decreased by $2,349,000 and $2,576,000, or 69.8% and 47.4%, as compared to the three and six months ended June 30, 2018, respectively. The decrease was primarily attributable to a decrease in stock-based consulting and service fees incurred and paid to individuals and companies which performed consulting and service.
●	Payroll and related benefits for the three and six months ended June 30, 2019 decreased by approximately $925,000 and $995,000, or 82.7% and 70.6%, as compared to the three and six months ended June 30, 2018, respectively. The decrease was mainly attributable to a decrease in employee salaries and related benefits due to the decrease in executive management in Hong Kong during the three and six months ended June 30, 2019 as compared to the comparable period in 2018, respectively.
●	Travel and entertainment expense for the three months ended June 30, 2019 increased by approximately $6,000, or 18.8%, as compared to the three months ended June 30, 2018. The increase in the three months ended June 30, 2019 was primarily attributable to the increase in travel and entertainment activities related to our new business initiatives. Travel and entertainment expense for the six months ended June 30, 2019 decreased by $1,000, or 0.9%, as compared to the six months ended June 30, 2018. The decrease in the six months ended June 30, 2019 was primarily attributable to the cost control in travel and entertainment expense.
●	Shipping expense for the three and six months ended June 30, 2019 decreased by approximately $5,000 and $9,000, or 83.3% and 39.1%, as compared to the three and six months ended June 30, 2018, respectively. The decrease for the three and six months ended June 30, 2019 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the three and six months ended June 30, 2018.

●	Other selling, general and administrative expenses for the three months ended June 30, 2019 decreased by approximately $6,000 or 3.9%, as compared to the three months ended June 30, 2018. The decrease in the three months ended June 30, 2019 was primarily attributable to a decrease in advertising and promotion expenses. Other selling, general and administrative expenses for the six months ended June 30, 2019 increased by approximately $135,000, or 29.9%, as compared to the six months ended June 30, 2018, respectively. The increase in the three and six months ended June 30, 2019 was primarily attributable to an increase in share-based donation.

Research and development expenses. Research and development expenses were approximately $92,000  and $186,000 for the three and six months ended June 30, 2019, as compared to approximately $125,000 and $238,000 for the three and six months ended June 30, 2018, respectively.

Bad debt expense. Bad debt expense was approximately $(25,000) for the three  months ended June 30, 2019, as compared to approximately $(2,000) for the three months ended June 30, 2018, a decrease  of approximately $23,000. Bad debt expense was approximately $4,356,000 for the six months ended June 30, 2019, as compared to approximately $1,316,000 for the six months ended June 30, 2018, an increase  of approximately $3,040,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events. The increase in bad debt expense, was primarily attributable to the write off of receivable from sale of subsidiary.

Impairment expense.  At June 30, 2019, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360. Upon completion of the impairment analysis, the Company recorded impairment charges of approximately $13,508,000  for the six months ended June 30, 2019.

Loss from operations. As a result of the factors described above, for the three and six months ended June 30, 2019, loss from operations amounted to approximately $2,153,000 and $27,067,000, as compared to approximately $5,863,000 and $10,644,000 for the three and six months ended June 30, 2018, respectively.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other loss. For the three and six months ended June 30, 2019, total other expense, net, amounted to approximately $95,000 and $230,000 as compared to approximately $160,000 and $262,000 for the three and six months ended June 30, 2018, a decrease of approximately $65,000 and $32,000, or 40.6% and 12.2% respectively.

Income tax provision. Income tax expense was $0 for the three and six months ended June 30, 2019 and 2018.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $2,248,000, or $(0.47) per share (basic and diluted), for the three months ended June 30, 2019, as compared with loss from continuing operations of $6,023,000, or $(1.65) per share (basic and diluted), for the three months ended June 30, 2018, a change of $3,775,000, or 62.7%. Our loss from continuing operations was $27,297,000, or $(3.12) per share (basic and diluted), for the six months ended June 30, 2019, as compared with loss from continuing operations of $10,906,000, or $(2.98) per share (basic and diluted), for the six months ended June 30, 2018, a change of $16,391,000, or 150.3%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2019, as compared with a loss from discontinued operations of $28, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2018, a change of $28. Our gain from discontinued operations was $0, or $0.00 per share (basic and diluted), for the six months ended June 30, 2019, as compared with a gain from discontinued operations of $17,000 or $0.00 per share (basic and diluted), for the six months ended June 30, 2018, a change of $17,000.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Gain from operations – bad debt recovery	-	(28)	-	16,871
Other expense, net	-	-	-	-
Gain from discontinued operations before income taxes	-	(28)	-	16,871
Income taxes	-	-	-	-
Gain (loss) from discontinued operations, net of income taxes	-	(28)	-	16,871
Gain on disposal of discontinued operations	-	-	-	-
Gain (loss) from discontinued operations, net of income taxes	$-	(28)	$-	$16,871

Net loss. As a result of the foregoing, our net loss was $2,248,000, or $(0.47) per share (basic and diluted), for the three months ended June 30, 2019, as compared to a net loss $6,023,000, or $(1.65) per share (basic and diluted), for the three months ended June 30, 2018, a change of $3,775,000, or 62.7%. Our net loss was $27,297,000, or $(3.12) per share (basic and diluted), for the six months ended June 30, 2019, as compared to a net loss $10,889,000, or $(2.98) per share (basic and diluted), for the six months ended June 30, 2018, a change of $16,408,000, or 150.7%.

Foreign currency translation gain  (loss). The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain (loss) of $(365,000) and $317,000 for the three and six months ended June 30, 2019, as compared to a foreign currency translation (loss) of $(2,952,000) and $(902,000) for the three and six months ended June 30, 2018, respectively. This non-cash gain (loss)  had the effect of decreasing (increasing)  our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended June 30, 2019 of $2,613,000, compared to comprehensive loss of $8,975,000 for the three months ended June 30, 2018. We had comprehensive loss for the six months ended June 30, 2019 of $26,980,000, compared to comprehensive loss of $11,792,000 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2019 and December 31, 2018, we had cash balances of approximately $134,000 and $782,000, respectively. These funds are located in financial institutions located as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
Country:
United States	$5	3.7%	$7	0.9%
Hong Kong	37	27.6%	183	23.4%
China (PRC)	92	68.7%	592	75.7%
Total cash and cash equivalents	$134	100.0%	$782	100.0%

*	Less than 0.1%

The following table sets forth a summary of changes in our working capital from December 31, 2018 to June 30, 2019 (dollars in thousands):

	June 30, 2019	December 31, 2018	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$5,951	$21,217	$(15,266)	(72.0)%
Total current liabilities	7,815	10,661	(2,846)	(26.7)%
Working capital	$(1,864)	$10,556	$(12,420)	(117.7)%

Our working capital decreased by approximately $12,420,000 to ($1,864,000)  at June 30, 2019 from approximately $10,556,000 at December 31, 2018. This decrease in working capital is primarily attributable to:

●	An increase in restricted cash of approximately $21,000;
●	An increase in assets of discontinued operations related to the sale of our subsidiary of approximately $6,000;
●	A decrease in short-term bank loans of approximately $183,000;
●	A decrease in accounts payable of approximately $1,658,000;
●	A decrease in accrued expenses of approximately $301,000; and
●	A decrease in advances from customers of approximately $1,073,000;

Offset by:

●	An increase in due to related parties of approximately $268,000;

●	An increase in bank acceptance notes payable of approximately $22,000;
●	An increase in liabilities of discontinued operations related to the sale of our subsidiary of approximately $44,000;
●	An increase in convertible note payable of approximately 35,000;
●	A decrease in receivable from sale of subsidiary of approximately $2,792,000;
●	A decrease in accounts receivable, net of allowance for doubtful accounts of approximately $3,299,000;
●	A decrease in advances to suppliers of approximately $565,000;
●	A decrease in cash and cash equivalent of approximately $648,000;
●	A decrease in notes receivable of approximately $135,000;
●	A decrease in inventories, net of inventory reserve of approximately $4,467,000;
●	A decrease in prepaid license fee – related party, net of approximately $332,000; and
●	A decrease in prepaid expenses and other current assets of approximately $3,056,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was approximately $682,000  for the six months ended June 30, 2019 as compared to net cash flow used in operating activities of $423,000 for the six months ended June 30, 2018, an increase of approximately $258,000.

●	Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected our net loss of approximately $27,297,000, and add-back of non-cash items primarily consisting of depreciation of approximately $1,389,000, amortization of intangible assets of approximately $110,000, allowance for doubtful accounts of approximately $4,356,000, impairment loss of property and equipment of approximately 13,508,000, stock-based employment compensation of approximately $1,000, stock-based professional fees of approximately $2,189,000, stock-based donation of approximately $260,000, amortization of debt discount of approximately $70,000, amortization of license fee of approximately $166,000, inventory reserve of approximately $3,651,000 and changes in operating assets and liabilities primarily consisting of an increase in assets of discontinued operations of approximately $6,000, a decrease in accrued expenses of approximately $306,000 and a decrease in advances from customers of approximately $1,089,000, offset by a decrease in notes receivable of approximately $137,000, a decrease in accounts receivable of approximately $1,820,000, a decrease in inventories of approximately $881,000, a decrease in prepaid and other current assets of $384,000, a decrease in advances to suppliers of approximately $573,000, a decrease in accounts payable of approximately $1,688,000 and an increase in liabilities of discontinued operations of approximately $44,000

●	Net cash flow used in operating activities for the six months ended June 30, 2018 primarily reflected our net loss of $10,889,000, and add-back of non-cash items primarily consisting of depreciation of $2,102,000, amortization of intangible assets of $200,000, stock-based compensation and fees for consultants of $4,712,000, stock-based employment compensation of $878,000, a non-cash bad debt allowance of $1,316,000, a non-cash bad debt recovery of $17,000, loss on equity method investment of $146,000, amortization of debt discount of $46,334, and amortization of license fee $65,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of $2,263,000, an increase in prepaid and other current assets of $964,000, a decrease of advances from customers of $43,000 and a decrease in liabilities of discontinued operations of $136,000, offset by a decrease in notes receivable of $384,000, a decrease in accounts receivable of $2,610,000, a decrease in advances to suppliers of $1,091,000, a decrease in assets of discontinued operations of $136,000, an increase in accounts payable of $110,000, and an increase in accrued expenses of $94,000.

Net cash flow used in investing activities was $0 for the six months ended June 30, 2019 as compared to net cash flow used in  investing activities of $71,000 for the six months ended June 30, 2018. For the six months ended June 30, 2018, net cash flow used in purchase of property and equipment of approximately $74,000 , offset by cash received from the purchase subsidiary operations of approximately $2,000.

Net cash flow provided by financing activities was approximately $221,000 for the six months ended June 30, 2019 as compared to approximately $1,561,000 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received proceeds from bank loans of approximately $442,000,  proceeds for the increase in bank acceptance notes payable of approximately $22,000, advance from related party of approximately $300,000 and proceeds from sale of common stock of approximately $200,100, offset by repayments for bank loans of approximately $712,000 and payments for the decrease in related party advances of approximately $32,000. During the six months ended June 30, 2018, we received proceeds from convertible note of $900,000 and deducted offering costs paid by $195,000, we also received proceeds from bank loan of $706,000, advance from related party of $874,000 and proceeds from sale of common stock of $256,000, offset by repayments for bank loan of $706,000 and payments for the decrease in bank acceptance notes payable of $275,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Bank loans (1)	$2,166	$2,000	$166	$-	$-
Bank acceptance notes payable	95	95	-	-	-
Total	$2,261	$2,095	$166	$-	$-

(1)	Bank loans consisted of short-term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the six months ended June 30, 2019 and 2018, we had unrealized foreign currency translation gain of approximately $318,000 and unrealized foreign currency translation loss of approximately $902,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of June 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at June 30, 2019.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended June 30, 2019 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the six months ended June 30, 2019 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: October 10, 2019	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: October 10, 2019	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer