Form 10-Q
period 2019-09-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2019-11-15
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,278,106 shares of common stock are issued and outstanding as of November 13, 2019.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2019

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$92,864	$781,740
Restricted cash	94,881	77,473
Notes receivable	147,136	149,757
Accounts receivable, net of allowance for doubtful accounts	475,942	4,327,980
Inventories, net of inventory reserve	2,052,312	6,414,305
Advances to suppliers	-	565,295
Receivable from sale of subsidiary	-	2,791,590
Prepaid license fee - related party, net	165,957	663,830
Prepaid expenses and other	1,627,660	5,235,113
Assets of discontinued operations	205,657	209,926

Total current assets	4,862,409	21,217,009

OTHER ASSETS:
Property and equipment, net	6,045,537	21,563,420
Intangible assets, net	3,316,483	3,562,513

Total other assets	9,362,020	25,125,933

Total assets	$14,224,429	$46,342,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$1,554,247	$2,182,960
Bank acceptance notes payable	91,084	72,698
Convertible note payable	838,571	710,504
Accounts payable	2,464,001	4,254,598
Accrued expenses	433,638	779,948
Advances from customers	-	1,073,797
Due to related parties	1,745,444	1,257,505
Income taxes payable	57,889	60,065
Liabilities of discontinued operations	258,974	268,532

Total current liabilities	7,443,848	10,660,607

LONG-TERM LIABILITIES:
Long-term loan	119,574	244,910

Total liabilities	7,563,422	10,905,517

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 and 0 issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	-	-
Common stock ($0.001 par value; 12,500,000 shares authorized; 9,278,106 and 7,449,123 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	9,278	7,449
Additional paid-in capital	58,301,021	58,452,131
Accumulated deficit	(55,594,946)	(27,492,559)
Statutory reserve	2,352,592	2,352,592
Accumulated other comprehensive income - foreign currency translation adjustment	2,440,621	2,657,614
Total stockholder’s equity	7,508,566	35,977,227

Non-controlling interest	(847,559)	(539,802)

Total stockholders’ equity	6,661,007	35,437,425

Total liabilities and stockholders’ equity	$14,224,429	$46,342,942

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	$1,677,364	$2,517,201	$5,244,065	$7,655,321

COST OF REVENUES	1,874,420	4,244,853	10,106,431	10,462,225

GROSS LOSS	(197,056)	(1,727,652)	(4,862,366)	(2,806,904)

OPERATING EXPENSES:
Depreciation and amortization	107,050	273,555	482,857	862,303
Selling, general and administrative	801,600	5,441,960	4,778,058	12,863,537
Research and development	83,809	165,183	269,641	403,611
Bad debt expense	(48,889)	(30,000)	4,307,234	1,285,990
Impairment loss	(151,595)	1,922,674	13,355,958	1,922,674

Total operating expenses	791,975	7,773,372	23,193,748	17,338,115

LOSS FROM OPERATIONS	(989,031)	(9,501,024)	(28,056,114)	(20,145,019)

OTHER INCOME (EXPENSE):
Interest income	58	6,324	856	15,402
Interest expense	(173,276)	(118,894)	(345,083)	(241,708)
Loss on equity method investment	-	(8,892,458)	-	(9,038,303)
Foreign currency transaction gain (loss)	(122)	247	(1,612)	(1,666)
Other (loss) income	49,496	(67,529)	(7,828)	(68,254)

Total other expense, net	(123,844)	(9,072,310)	(353,667)	(9,334,529)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,112,875)	(18,573,334)	(28,409,781)	(29,479,548)

PROVISIONS FOR INCOME TAXES:
Current	-	-	-	-
Deferred	-	-	-	-

Total income taxes provision	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,112,875)	(18,573,334)	(28,409,781)	(29,479,548)

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of income taxes	-	(385)	-	16,486

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(385)	-	16,486

NET LOSS	(1,112,875)	(18,573,719)	(28,409,781)	(29,463,062)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(44,647)	(377,258)	(307,394)	(683,411)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,068,228)	$(18,196,461)	(28,102,387)	(28,779,651)

COMPREHENSIVE LOSS:
Net loss	$(1,112,875)	$(18,573,719)	(28,409,781)	(29,463,062)
Unrealized foreign currency translation loss	(534,749)	(1,471,792)	(217,356)	(2,374,185)

Comprehensive loss	$(1,647,624)	$(20,045,511)	(28,627,137)	(31,837,247)

Net loss attributable to non-controlling interest	$(44,647)	$(377,258)	(307,394)	(683,411)
Unrealized foreign currency translation gain from non-controlling interest	-	-	(363)	-

Comprehensive loss attributable to common stockholders	$(1,602,977)	$(19,668,253)	(28,319,380)	(31,153,836)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.12)	$(2.56)	(3.17)	(8.00)
Discontinued operations - basic and diluted	-	-	-	0.01

Net loss per common share - basic and diluted	$(0.12)	$(2.56)	(3.17)	(7.99)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	9,278,106	7,100,416	8,866,755	3,598,265

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, July 1, 2019	9,278,106	$9,278	$58,301,021	$(54,526,718)	$2,352,592	$2,975,370	$(802,912)	$8,308,631

Net loss	-	-	-	(1,068,228)	-	-	(44,647)	(1,112,875)

Foreign currency translation adjustment	-	-	-	-	-	(534,749)	-	(534,749)

Balance, September 30, 2019	9,278,106	$9,278	$58,301,021	$(55,594,946)	$2,352,592	$2,440,621	$(847,559)	$6,661,007

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, July 1, 2018	6,037,791	$6,038	$55,597,267	$3,041,539	$2,352,592	$4,021,436	$120,489	$65,139,361

Common stock issued for services to consultants and service providers	86,623	86	43,746	-	-	-	-	43,832

Common stock issued for services to employees and directors	1,376,890	1,377	5,198,339	-	-	-	-	5,199,716

Share of reserve arising from acquisition of non-wholly owned subsidiaries	-	-	-	-	-	-	1,087	1,087

Net loss	-	-	-	(18,196,461)	-	-	(377,258)	(18,573,719)

Foreign currency translation adjustment	-	-	-	-	-	(1,471,792)	-	(1,471,792)

Balance, September 30, 2018	7,501,304	$7,501	$60,839,352	$(15,154,922)	$2,352,592	$2,549,644	$(255,682)	$50,338,485

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, January 1, 2019	7,449,123	$7,449	$58,452,131	$(27,492,559)	$2,352,592	$2,657,614	$(539,802)	$35,437,425

Common stock issued for cash	690,000	690	199,410	-	-	-	-	200,100

Common stock issued for services to consultants and service providers	1,349,347	1,349	287,620	-	-	-	-	288,969

Common stock surrendered for services from consultants and service providers	(562,501)	(562)	(947,386)	-	-	-	-	(947,948)

Common stock issued upon conversion of debt	266,667	267	49,733	-	-	-	-	50,000

Common stock issued for donation	85,470	85	259,513	-	-	-	-	259,598

Net loss	-	-	-	(28,102,387)	-	-	(307,394)	(28,409,781)

Foreign currency translation adjustment	-	-	-	-	-	(216,993)	(363)	(217,356)

Balance, September 30, 2019	9,278,106	$9,278	$58,301,021	$(55,594,946)	$2,352,592	$2,440,621	$(847,559)	$6,661,007

	Common Stock		Additional			Accumulated Other	Non-	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, January 1, 2018	2,527,720	$2,528	$40,241,172	$13,624,729	$2,352,592	$4,923,829	$24,230	$61,169,080

Common stock issued for cash	69,676	70	256,340	-	-	-	-	256,410

Common stock issued for services to consultants and service providers	2,650,774	2,650	11,634,111	-	-	-	-	11,636,761

Common stock issued for services to employees and directors	1,627,960	1,628	6,021,035	-	-	-	-	6,022,663

Common stock issued upon conversion of debt	200,100	200	670,135	-	-	-	-	670,335

Common stock issued for acquisition of majority-owned subsidiaries	425,074	425	2,016,559	-	-	-	-	2,016,984

Share of reserve arising from acquisition of non-wholly owned subsidiaries	-	-	-	-	-	-	403,499	403,499

Net loss	-	-	-	(28,779,651)	-	-	(683,411)	(29,463,062)

Foreign currency translation adjustment	-	-	-	-	-	(2,374,185)	-	(2,374,185)

Balance, September 30, 2018	7,501,304	$7,501	$60,839,352	$(15,154,922)	$2,352,592	$2,549,644	$(255,682)	$50,338,485

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,409,781)	$(29,463,062)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation	2,097,816	3,080,857
Amortization of intangible assets	140,325	299,373
Bad debt allowance	4,307,234	1,285,990
Bad debt recovery - discontinued operations	-	(16,899)
Impairment loss of intangible asset	-	1,922,674
Impairment loss of property and equipment	13,355,958	-
Loss on equity method investment	-	9,038,303
Stock-based employment compensation	933	879,258
Stock-based professional fees	2,710,195	9,132,385
Stock-based donation	259,598	241,860
Amortization of debt discount	162,170	115,836
Amortization of license fee	497,872	210,213
Write-off of inventory	3,609,828	-
Changes in operating assets and liabilities:
Notes receivable	(2,915)	382,776
Accounts receivable	2,336,569	2,449,872
Inventories	685,905	(1,011,749)
Prepaid and other current assets	423,275	(1,021,180)
Advances to suppliers	566,687	720,730
Assets of discontinued operations	(3,467)	200,197
Accounts payable	(1,717,029)	(434,324)
Accrued expenses	(333,637)	142,124
Advances from customers	(1,076,442)	(1,226,059)
Liabilities of discontinued operations	175	(132,916)

Net cash used in operating activities	(388,731)	(3,203,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(99,941)	(74,466)
Proceed received from acquisition	-	2,341

Net cash used in investing activities	(99,941)	(72,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from convertible note	-	900,000
Offering costs paid	-	(195,018)
Proceeds from bank loan	874,521	1,856,198
Repayments of bank loan	(1,505,383)	(1,303,941)
Increase (decrease) in bank acceptance notes payable	21,863	(268,458)
Advance from related party	519,543	1,810,815
Repayment of related party advances	(31,604)	-
Proceeds from sale of common stock, net	200,100	256,410

Net cash provided by financing activities	79,040	3,056,006

Effect of exchange rate changes	(261,836)	(274,378)

Net change in cash, cash equivalents and restricted cash	(671,468)	(494,238)

Cash, cash equivalents and restricted cash - beginning of period	859,213	1,292,428

Cash, cash equivalents and restricted cash - end of period	$187,745	$798,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$345,083	$241,708
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants and vendors	$111,280	$6,335,098
Stock issued for future services to employees and directors	$-	$496,654
Stock issued for repayment of convertible note	$-	$670,335
Stock issued for convertible note	$-	$-
Stock issued for acquisition of non-wholly owned subsidiaries	$-	$976,984
Stock issued for redemption of convertible note and accrued interest	$50,000	$-
Stock issued for prepayment of license fee – related party	$-	$829,787
Stock issued for prepayment of rental & management fee	-	$1,048,659

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$781,740	$1,019,437
Restricted cash at beginning of period	77,473	272,991
Total cash, cash equivalents and restricted cash at beginning of period	$859,213	$1,292,428

Cash and cash equivalents at end of period	$92,864	$707,101
Restricted cash at end of period	94,881	91,089
Total cash, cash equivalents and restricted cash at end of period	$187,745	$798,190

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019. The consolidated balance sheet as of December 31, 2018 contained herein has been derived from the audited consolidated financial statements as of December 31, 2018, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

NOTE 3 – GOING CONCERN UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a loss from continuing operations of approximately $28,410,000 for the nine months ended September 30, 2019. The net cash used in operations was approximately $389,000 for the nine months ended September 30, 2019. Additionally, during the nine months ended September 30, 2019, revenues, substantially all of which are derived from the manufacture and sales of textile dyeing and finishing equipment, decreased by 31.5% as compared to the nine months ended September 30, 2018. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customers. As such, petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of September 30, 2019 and December 31, 2018. The operating results of the petroleum and chemical segment have been classified as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2019 and 2018 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. As of September 30, 2019 and December 31, 2018, cash balances held in PRC and Hong Kong banks of $92,864 and $774,316, respectively, are uninsured.

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

Accounts receivable

Accounts receivable are presented net of allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $10,632,575 and $9,527,060, respectively.

For the nine months ended September 30, 2019 and 2018, bad debt expense amounted to $4,307,234, and $1,285,990, respectively.

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $4,643,524 and $1,212,706 as of September 30, 2019 and December 31, 2018, respectively.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Impairment loss has been recorded in current period

For the three months ended September 30, 2019 and 2018, depreciation expense amounted to $709,120 and $979,203, respectively, of which $598,502 and $705,648, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

For the nine months ended September 30, 2019 and 2018, depreciation expense amounted to $2,097,816 and $3,080,857, respectively, of which $1,614,959 and $2,218,554, respectively, was included in cost of revenues, and the remainder was included in operating expenses.

As of September 30, 2019, the Company conducted an impairment assessment on property and equipment. Accordingly, the Company recorded an impairment loss of $13,355,958 on certain equipment and buildings for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the impairment loss was $0.

Equity method investment

Investments in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long-term assets on the consolidated balance sheets. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented under other income (expense) on the consolidated statements of operations. The Company evaluates its equity method investment whenever events or changes in circumstance indicate that the carrying amounts of such investment may be impaired. A loss would be recorded if a decline in the value of an equity method investment is determined to be other than temporary (see Note 7).

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

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $180,256 and $196,299 for the nine months ended September 30, 2019 and 2018, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (HKD). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2019 and 2018 was $(261,836) and $(274,378), respectively.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIEs located in the People’s Republic of China (“PRC”), asset and liability accounts as of September 30, 2019 and December 31, 2018 were translated at 7.1363 RMB to $1.00 and at 6.8778 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts as of September 30, 2019 and December 31, 2018 were translated at 7.8396 and 7.8305 HKD to $1.00, respectively, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIEs located in the PRC, the average translation rates applied to the statements of operations for the nine months ended September 30, 2019 and 2018 were 6.8609 RMB and 6.5187 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the nine months ended September 30, 2019 and December 31, 2018 were 7.8 HKD and 7.8 HKD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and nine months ended September 30, 2019 and 2018. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss for basic and diluted attributable to common shareholders	$(1,068,228)	$(18,196,461)	$(28,102,387)	$(28,779,651)
From continuing operations	(1,068,228)	(18,196,076)	(28,102,387)	(28,796,137)
From discontinued operations	-	(385)	-	16,486

Weighted average common stock outstanding – basic and diluted	9,278,106	7,100,416	8,866,755	3,598,265

Net loss per share of common stock
From continuing operations – basic and diluted	$(0.12)	$(2.56)	$(3.17)	$(8.00)
From discontinued operations – basic and diluted	-	(0.00)	-	0.01
Net loss per common share – basic and diluted	$(0.12)	$(2.56)	$(3.17)	$(7.99)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended September 30, 2019 and 2018 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

NOTE 5 – DISCONTINUED OPERATIONS

Pursuant to an agreement dated December 23, 2016, the Company, through its wholly-owned subsidiary Fulland, sold the stock of Fulland Wind to a third party for a sales price of RMB 48 million (approximately $6.9 million). The Company’s forging and related components business was conducted through Fulland Wind. The purchase price is payable in three installments. The Company received the first installment of RMB 14,400,000 (approximately $2.1 million) on December 28, 2016, and received the second installment of RMB 14,400,000 (approximately $2.1 million) on April 10, 2017. The Company delivered Fulland Wind’s business license, seals, books and records, business contracts and personnel roster to the third party buyer on December 30, 2016, effectively the sale date. If the equity transfer registration formalities are completed within one year without any third party claims on the equity transfer, a final payment of RMB 19,200,000 (approximately $2.7 million) was due 25 working days after the expiration of such period. Pursuant to extension agreement dated December 31, 2018, the Company agreed the above third party buyer could paid off the final payment of RMB 19,200,000 (approximately $2.7 million) by December 31, 2019. During the nine months ended September 30, 2019, the Company believed that the final payment of RMB 19,200,000 (approximately $2.7 million) is uncollectible and the write off of such receivable is included in bad debt expense.

Additionally, in December 2016, the Company’s management decided to discontinue its petroleum and chemical equipment segment under Heavy Industries due to significant decline in revenues and the loss of its major customers. Accordingly, the petroleum and chemical equipment segment business is treated as a discontinued operation.

The results of operations from petroleum and chemical equipment segment of Heavy Industries for the three and nine months ended September 30, 2019 and 2018 have been classified to the loss from discontinued operations line on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss presented herein.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018 is set forth below.

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets:
Current assets:
Accounts receivable, net	$9,246	$9,593
Prepaid expenses and other	196,411	200,333
Total current assets	205,657	209,926
Total assets	$205,657	$209,926
Liabilities:
Current liabilities:
Accounts payable	$233,938	$242,555
Advances from customers	-	-
Accrued expenses and other liabilities	25,036	25,977
Total current liabilities	258,974	268,532
Total liabilities	$258,974	$268,532

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Operating (expense) income:
Other operating income – bad debt recovery	-	(385)	-	16,486
Total operating (loss) income	-	(385)	-	16,486
(Loss) income from operations	-	(385)	-	16,486
Other income, net	-	-	-	-
(Loss) income from discontinued operations, net of income taxes	$-	$(385)	$-	$16,486

NOTE 6 – INVENTORIES

As of September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$769,294	$1,207,334
Work-in-process	379,747	872,376
Finished goods	5,546,795	5,547,301
	6,695,836	7,627,011
Less: inventory reserve	(4,643,524)	(1,212,706)
	$2,052,312	$6,414,305

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the nine months ended September 30, 2019 and 2018, the Company increased its inventory reserve for $3,430,818 and $0, respectively.

NOTE 7 – EQUITY METHOD INVESTMENT

On December 26, 2016, Dyeing and Xue Miao, an unrelated individual, formed Shengxin pursuant to an agreement dated December 23, 2016. The agreement sets forth general terms relating to the proposed business, but does not set forth specific funding obligations for either party. Dyeing has agreed to invest RMB 60,000,000 (approximately $8.9 million) and had invested RMB 59.8 million (approximately $8.9 million as of September 30, 2019), for which it received a 30% interest, and Mr. Xue has a commitment to invest RMB 140,000,000 (approximately $20.9 million), of which Mr. Xue has contributed RMB 60,000,000 (approximately $8.9 million), for which Mr. Xue received a 70% interest in Shengxin. Shengxin’s registered capital is RMB 200 million (approximately $29.8 million). Mr. Xue had advised Dyeing that he anticipated that he will fund the remaining RMB 80,000,000 (approximately $11.9 million) of his commitment during 2018. Since Mr. Xue did not make this payment by the end of 2017, Dyeing has the right to amend the contract, and both parties may adjust each side’s equity interest to reflect the amount of capital each side has actually invested.

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

For the three months ended September 30, 2019 and 2018, the Company recorded a loss on equity method investment of $0 and $8,892,458, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded a loss on equity method investment of $0 and $9,038,303, respectively.

NOTE 8 – INTANGIBLE ASSETS

As of September 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful life	September 30, 2019	December 31, 2018
Land use rights	45 - 50 years	$3,783,611	$3,925,789
Other intangible assets	3 - 5 years	843,218	845,180
Goodwill	-	27,353	27,421
		4,654,182	4,798,390
Less: accumulated amortization		(1,337,699)	(1,235,877)
		$3,316,483	$3,562,513

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2020	$352,034
2021	307,588
2022	100,648
2023	94,710
2024	82,836
Thereafter	2,351,314
$3,289,130

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 45 and 50 years and expire on January 1, 2053 and October 30, 2053. The Company amortizes the land use rights over the term of the respective land use right.

In January 2018, in connection with the acquisition of 3D Discovery, the Company acquired their technologies valued at $754,159. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. The Company amortizes this technology over a term of five years.

For the three months ended September 30, 2019 and 2018, amortization of intangible assets amounted to $30,062 and $99,177, respectively.

For the nine months ended September 30, 2019 and 2018, amortization of intangible assets amounted to $140,325 and $299,373, respectively.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans represent amounts due to various banks that are due within one year. These loans can be renewed with these banks upon maturities. As of September 30, 2019 and December 31, 2018, short-term bank loans consisted of the following:

	September 30, 2019	December 31, 2018
Loan from Bank of China, due on November 20, 2019 with annual interest rate of 4.60%, secured by certain assets of the Company and guaranteed by the Company’s CEO, Jianhua Wu, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO	$-	$363,488
Loan from Bank of China, due on November 25, 2019 with annual interest rate of 4.60%, secured by certain assets of the Company and guaranteed by the Company’s CEO, Jianhua Wu, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO	350,324	363,488
Loan from Bank of Wuxi Nongshuang, due on February 22, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	-	654,279
Loan from Bank of Wuxi Nongshuang, due on November 6, 2019 with annual interest rate of 5.87%, secured by certain assets of the Company	630,583	-
Loan from Bank of Communication, due on September 25, 2019 with annual interest rate of 4.35%, secured by certain assets of the Company	-	581,582
Loan from Bank of Communication, due on September 20, 2020 with annual interest rate of 3.915%, secured by certain assets of the Company	420,390	-
Current portion of loan from Zhongli International Finance Corporation, credit line of RMB 4,500,000 (approximately $630,583), with a security deposit of RMB 900,000 (approximately $126,117) which will be returned in 36 months, monthly installment of RMB 210,000 (approximately $29,427) in the 1st – 12th month; RMB 138,000 (approximately $19,338) in the 13th - 24th month; RMB 98,000 (approximately $13,733) in the 25th – 36th month; secured by certain assets of the Company *	152,950	220,123
Total short-term bank loans	$1,554,247	$2,182,960

*	Long-term Loans represent amounts due to Zhongli International Finance Corporation that is due more than one year. Long-term loan amounts to $119,574 and $244,910 as of September 30, 2019 and December 31, 2018, respectively.

Minimum 36-month installments for the loan from Zhongli International Finance Corporation under the loan agreement are as follows:

12-month periods ending September 30,	Amount
2020	$232,055
2021	164,792
2022	-
Total minimum loan payments	396,847
Less: amount representing interest	(56,103)
Less: security deposit due	(68,220)
Present value of net minimum loan payment	272,524
Less: current portion	(152,950)
Long-term portion	$119,574

Interest related to the bank loans, which was $35,605 and $26,892 for the three months ended September 30, 2019 and 2018, and $116,597 and $88,372 for the nine months ended September 30, 2019 and 2018, respectively, is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

Securities purchase agreement and related convertible note and warrants

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Iliad Research and Trading, L.P. (the “Investor”) pursuant to which the Investor purchased a Convertible Promissory Note (the “Iliad Note”) in the original principal amount of $900,000, convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Iliad Note, and a two year Warrant to purchase 134,328 shares of Common Stock at an exercise price of $7.18 per share (the “Warrant”). In connection with the Iliad Note, the Company paid an original issue discount of $150,000 and paid issuance costs of $45,018 which will be reflected as a debt discount and amortized over the Iliad Note term. The Iliad Note bears interest at 10% per annum, is unsecured, and is due on the date that is fifteen months from May 2, 2018 . The warrants shall expire on the last calendar day of the month in which the second anniversary of the Issue Date occurs. On November 8, 2018, the Company converted an aggregate of $27,811 and $47,189 outstanding principal and interest of the Iliad Note, respectively, into a total of 36,621 shares of its common stock. On January 11, 2019, the Company converted an aggregate of $34,103 and $15,897 outstanding principal and interest of the Iliad Note, respectively, into 266,667 shares of its common stock.

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

The convertible note payable has been extended longer period agreed by both parties.

As of September 30, 2019 and December 31, 2018, convertible debt consisted of the following:

	September 30, 2019	December 31, 2018
Principal	$838,571	$872,674
Unamortized discount	-	(162,170)
Convertible debt, net	$838,571	$710,504

For the nine months ended September 30, 2019, amortization of debt discount and interest expenses amounted to $162,170 and $67,500, respectively.

For the nine months ended September 30, 2018, amortization of debt discount and interest expenses amounted to $115,836 and $37,500, respectively.

As of September 30, 2019 and December 31, 2018, accrued interest amounted to $63,603 and $13,187, respectively.

NOTE 11– RELATED PARTY TRANSACTIONS

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

On May 8, 2018, amended on May 24, 2018 and amended on August 30, 2018, Sharing Economy entered into a License Agreement (the “Agreement”) with ECrent. In accordance with the terms of the Amendment, ECrent shall grant the Company an exclusive license to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea until December 31, 2019. In consideration for the license, the Company granted ECrent 250,000 shares of common stock (the “Consideration Shares”), at an issue price of $1,040,000, or $4.16 per share, (based on the quoted market price of the Company’s common stock on the amended Agreement date of May 24, 2018). Pursuant to the terms of the Agreement, ECrent shall provide a guarantee on revenue and profit of $13,000,000 and $2,522,000, respectively. The Consideration Shares shall be reduced on a pro rata basis if there is a shortfall in the guaranteed revenue and/or profit. In connection with this agreement, during the three and nine months ended September 30, 2019, the Company recorded license fee expense of $165,958 and $497,872, respectively, which is included in cost of sales, and as of September 30, 2019, recorded a prepaid license fee – related party of $165,957 which will be amortized over the remaining license period.

Due to related parties

Mr. Chan Tin Chi owns 99% of the issued and outstanding ordinary shares of Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited). From time to time, during 2018 and 2019, the Company receive advances from Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited, who is the major shareholder of the Company, for working capital purposes. These advances are non-interest bearing and are payable on demand. During the nine months ended September 30, 2019 and 2018, the Company received advances from Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited for working capital totaled $519,543 and $580,046, respectively, and repaid to Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited a total of $31,604  and $0, respectively. At September 30, 2019 and December 31, 2018, amounts due to Mr. Chan Tin Chi and Chan Tin Chi Family Company Limited amounted to $1,745,444 and $1,257,505, respectively.

Bank loans guaranteed by related parties

The Company obtains two bank loans from Bank of China, due on November 20, 2019 and November 25, 2019, respectively. These loans are guaranteed by Jianhua Wu, CEO, and Wuxi Angyida Machinery Co., Ltd, a company whose corporate representative is a brother of the Company’s CEO (see Note 9).

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock issued for cash

In March 2019, pursuant to a stock purchase agreement, the Company sold 690,000 shares of common stock to an investor at a purchase price of $0.29 per share for net cash proceed a total of $200,100. The Company did not engage a placement agent with respect to these sales.

Common stock issued for services and common stock surrendered

During the nine months ended September 30, 2019, pursuant to consulting and service agreements, the Company issued an aggregate of 1,349,347 shares of common stock to twenty four consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s common stock at reporting date. During the nine months ended September 30, 2019, the fair value of the above mentioned shares issued and the change in value of the shares to be issued was $288,969. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant or vendor. For the nine months ended September 30, 2019, the Company recorded stock-based consulting and service fees to service provider and employees of $2,710,195. In connection with the issuance/future issuance of shares to consultants and vendors, the Company recorded prepaid expenses of $1,026,124 which will be amortized over the remaining service period.

During the nine months ended September 30, 2019, the Company terminated the consulting agreements of eleven consultants. The consultants surrendered an aggregate of 562,501 shares issued in prior periods. In addition, the Company also mutually agreed or terminated the consulting and service agreements of three consultants and vendors. Both parties forgo their respective rights as stated in the agreements; and the Company has no obligation to issue in aggregate of 223,135 shares in effect. As a result of the above mentioned transactions, the Company reversed the fair value of $947,948 recognized in stockholders’ equity in prior periods.

Common stock issued for debt conversion

In January 2019, the Company issued 266,667 shares of its common stock upon conversion of debt (note 10).

Shares issued for donation

In February 2019, the Company issued 85,470 shares as donation to Hong Kong Baptist University (“HKBU”). The Foundation would use the funds raised from the donation to support the delivery of education, operation, facilities enhancement and study of the Academy of Film of HKBU. These shares were valued at $259,598, or $3.04 per share. In connection with this donation, during the nine months ended September 30, 2019, the Company recorded donation expense of $259,598, which is included in operating expenses.

NOTE 13 – SEGMENT INFORMATION

During the three and nine months ended September 30, 2019 and 2018, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the three and nine months ended September 30, 2019 and 2018, the Company’s dyeing and finishing equipment operations were conducted in the PRC. The Sharing Economy Segment is based in Hong Kong.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018
Revenues:
Dyeing and finishing equipment	$1,676,831	$2,444,437	$5,216,740	$7,499,362
Sharing economy	533	72,764	27,325	155,959
	1,677,364	2,517,201	5,244,065	7,655,321
Depreciation:
Dyeing and finishing equipment	696,819	974,745	2,081,089	3,067,647
Sharing economy	12,301	4,458	16,727	13,210
	709,120	979,203	2,097,816	3,080,857
Interest expense
Dyeing and finishing equipment	35,605	26,892	116,597	88,372
Sharing economy	137,668	92,002	228,483	153,336
Other	3	-	3	-
	173,273	118,894	345,080	241,708
Net loss
Dyeing and finishing equipment	(311,457)	(13,293,023)	(23,833,748)	(17,364,755)
Sharing economy	(261,178)	(4,319,404)	(1,374,469)	(8,049,373)
Discontinued segments	-	(385)	-	16,486
Other	(540,240)	(960,907)	(3,201,564)	(4,065,420)
	$(1,112,875)	$(18,573,719)	$(28,409,781)	$(29,463,062)

NOTE 14 – CONCENTRATIONS

Customers

Five customers accounted for approximately 80% (34%, 16%, 14%, 8% and 8%) of the Company’s revenues for the three months ended September 30, 2019 and three customers accounted for approximately 45% (18%, 16% and 11%) of the Company’s revenues for the three months ended September 30, 2018.

Five customers accounted for approximately 43% (11%, 10%, 8%, 7% and 7%) of the Company’s revenues for the nine months ended September 30, 2019 and three customers accounted for approximately 45% (18%, 16% and 11%) of the Company’s revenues for the nine months ended September 30, 2018.

The total outstanding accounts receivable balance of Customer A, B, C, D, and E are $260,079, $168,154, $70,064, $472,233 and $29,427 respectively as of September 30, 2019.

Suppliers

Three suppliers accounted for approximately 73% (46%,16%, 11%) of the Company’s inventories purchases for the three months ended September 30, 2019 and four suppliers accounted for approximately 74% (22%, 22%, 18% and 12%) of the Company’s revenues for the three months ended September 30, 2018.

Two suppliers accounted for approximately 40% (20% and 20%) of the Company’s inventories purchases for the nine months ended September 30, 2019 and four suppliers accounted for approximately 76% (14%, 29%, 18% and 15%) of the Company’s revenues for the nine months ended September 30, 2018.

The total outstanding accounts payable balance of Supplier A, B and C are $278,918, $69,604 and $310,659 respectively as of September 30, 2019.

NOTE 15 – COMMITMENT AND CONTINGENCIES

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

NOTE 16 – RESTRICTED NET ASSETS

Regulations in the PRC permit payments of dividends by the Company’s PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIEs and subsidiary. Heavy Industries and Dyeing had reached the cumulative limit as of December 31, 2018. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIEs and its PRC subsidiary are restricted in their abilities to transfer a portion of their net assets to the Company. Foreign exchange and other regulations in PRC may further restrict the Company’s PRC VIEs and its subsidiary from transferring funds to the Company in the form of loans and/or advances.

As of September 30, 2019 and December 31, 2018, substantially all of the Company’s net assets are attributable to the PRC VIEs and its subsidiary located in the PRC. Accordingly, the Company’s restricted net assets (liabilities) as of September 30, 2019 and December 31, 2018 were approximately ($5,145,000) and $21,923,000, respectively.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the filing date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company had the following material subsequent events:On November 4, 2019, the Company held its 2019 annual meeting of stockholders. The matters voted upon were the election of directors, approval of an amendment to the Company’s 2016 Long-Term Inventive Plan, and approval to increase the number of authorized shares.

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

Given the headwinds affecting our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2018 or during the nine months ended September 30, 2019.

Recent developments

Inspirit Studio

During the period, BuddiGo, the sharing economy mobile platform developed by Inspirit Studio Limited (“Inspirit Studio”), continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During the period from September 2018 to September 30, 2019, over 1,200 individuals have officially registered as sell-side buddies, who completed over 600 delivery orders from September 2018 to September 30, 2019, majority orders were happened in the third quarter of year 2018. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients. BuddiGo’s goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

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

ECrent Platform Business

Asia Region:

In 2018, our subsidiary SEIL entered into a license agreement with ECRENT, regarding the grant of an exclusive and sublicensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea. According to the latest amendment, ECRENT will guarantee that the operation of its related websites, mobile applications and business services will contribute revenue of $13,000,000 (increased from $10,000,000 according to the previously amended agreement) and gross profit of $2,522,000 (up from $1,940,000 as stated on the previously amended agreement) from the closing date of the License Agreement through December 31, 2019 (extended from September 30, 2019 per the previously amended agreement).

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

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 40% of our purchases of inventories for the nine months ended September 30, 2019. Four major suppliers provided 77% of our purchases of inventories for the nine months ended September 30, 2018.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2019 and 2018

The following table sets forth the results of our operations for the three and nine months ended September 30, 2019 and 2018 indicated as a percentage of revenues (dollars in thousands):

	Three Months ended September 30,
	2019		2018
	Dollars	Percentage	Dollars	Percentage
Revenues	$1,677	100.0%	$2,517	100.0%
Cost of revenues	1,874	112.0%	4,245	168.6%
Gross loss	(197)	(11.7)%	(1,728)	(68.6)%
Operating expenses	885	52.8%	7,773	308.8%
Loss from operations	(989)	(59.0)%	(9,501)	(377.4)%
Other expense, net	(124)	(7.4)%	(9,072)	(360.4)%
Loss from continuing operations before provision for income taxes	(1,113)	(66.4)%	(18,573)	(737.8)%
Provision for income taxes	-	-%	-	-%
Loss from continuing operations	(1,113)	(66.4)%	(18,573)	(737.8)%
Loss from discontinued operations, net of income taxes	-	-%	(1)	(0.0)%
Net loss	(1,113)	(66.4)%	(18,574)	(737.8)%
Other comprehensive loss:
Foreign currency translation adjustment	(535)	(31.9)%	(1,472)	(58.5)%
Comprehensive loss	$(1,648)	(98.3)%	$(20,046)	(796.3)%

	Nine Months ended September 30,
	2019		2018
	Dollars	Percentage	Dollars	Percentage
Revenues	$5,244	100.0%	$7,655	100.0%
Cost of revenues	10,106	192.7%	10,462	136.7%
Gross loss	(4,862)	(92.7)%	(2,807)	(36.7)%
Operating expenses	23,287	444.1%	17,338	226.5%
Loss from operations	(28,056)	(535.0)%	(20,145)	(263.2)%
Other expense, net	(354)	(6.8)%	(9,335)	(121.9)%
Loss from continuing operations before provision for income taxes	(28,410)	(541.8)%	(29,480)	(385.1)%
Provision for income taxes	-	-	-	-%
Loss from continuing operations	(28,410)	(541.8)%	(29,480)	(385.1)%
Gain from discontinued operations, net of income taxes	-	-	16	0.2%
Net loss	(28,410)	(541.8)%	(29,463)	(384.9)%
Other comprehensive loss:
Foreign currency translation adjustment	(217)	(4.1)%	(2,374)	(31.0)%
Comprehensive loss	$(28,627)	(545.9)%	$(31,837)	(415.9)%

Revenues. For the three months ended September 30, 2019, revenues from the sale of dyeing and finishing equipment decreased by approximately $840,000, or 33.4%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, revenues from the sale of dyeing and finishing equipment decreased by approximately $2,411,000, or 31.5%, as compared to the nine months ended September 30, 2018. We experienced an anticipated slowdown in sales of our low-emission airflow dyeing machines as many customers had replaced older dyeing equipment with our low-emission airflow dyeing machine, and we believe that orders for new low-emission airflow dyeing machines have slowed down in 2018 and 2017 because the remaining potential customer base included many companies that did not have the ability to make the significant capital expenditures necessary to upgrade their equipment. Additionally, the textile industry in China has been facing significant headwinds recently. Difficult economic conditions, a continuing decline in oil prices and limited availability of credit in China, presented numerous challenges for our dyeing machine business. Additionally, apparel factories and other factories have been shut down throughout the last year by China’s environmental bureau, which has been cutting electricity and gas supply to determine compliance with China’s environmental laws. Accordingly, our revenues decreased in the 2019 period as compared to the 2018 period. We expect that our revenues from dyeing and finishing equipment segment will remain at or about its current level in the near future, although declines are possible.

During the three and nine months ended September 30, 2019, we recognized revenues from our sharing economy business of $533 and $27,325 compared to approximately $73,000 and $156,000 for the three and nine months ended September 30, 2018, respectively.

Cost of revenues. Cost of revenues includes the cost of raw materials, labor, depreciation and other fixed and variable overhead costs. For the three months ended September 30, 2019, cost of revenues was approximately $1,874,000 as compared to approximately $4,245,000 for the three months ended September 30, 2018, a decrease of $2,371,000, or 55.9%. For the nine months ended September 30, 2019, cost of revenues was approximately $10,106,000 as compared to approximately $10,462,000 for the nine months ended September 30, 2018, a decrease of $356,000, or 3.4%.

 Gross loss and gross margin. Our gross loss was approximately $(197,000) for the three months ended September 30, 2019 as compared to gross loss of approximately $(1,728,000) for the three months ended September 30, 2018, representing gross margins of (11.7%) and (68.6%), respectively, an increase period over period. Our gross loss was approximately $(4,862,000) for the nine months ended September 30, 2019 as compared to gross loss of approximately $(2,807,000) for the nine months ended September 30, 2018, representing gross margins of (92.7)% and (36.7)%, respectively, a decrease period over period. The decrease in our gross margin for the nine months ended September 30, 2019 was primarily attributed to the reduced scale of operations resulting from lower revenues, which is reflected in the allocation of fixed costs, mainly consisting of depreciation, to cost of revenues, an increase in labor and raw material costs, and the increase in impairment loss on inventory.

Operating expenses. For the three months ended September 30, 2019, operating expenses were approximately $792,000 as compared to approximately $7,773,000 for the three months ended September 30, 2018, a decrease of approximately $6,981,000, or 88.6%. For the nine months ended September 30, 2019, operating expenses were approximately $23,194,000 as compared to approximately $17,338,000 for the nine months ended September 30, 2018, an increase of $5,856,000, or 34.3%. Changes in operating expenses consisted of the following:

Depreciation. Depreciation was approximately $709,000 and $979,000 for the three months ended September 30, 2019 and 2018, respectively. Depreciation was approximately $2,098,000 and $3,081,000 for the nine months ended September 30, 2019 and 2018, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled approximately $802,000 and $4,778,000 for the three and nine months ended September 30, 2019, as compared to approximately $5,442,000 and $12,864,000 for the three and six months ended September 30, 2018, a decrease of approximately $4,640,000, or 83.6% and $8,086,000, or 164.1%. Selling, general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 consisted of the following (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Professional fees	$517	$4,612	$3,370	$10,042
Payroll and related benefits	171	182	587	1,591
Travel and entertainment	22	48	130	156
Shipping	28	22	42	44
Other	156	578	743	1,031
Total	$894	$5,442	$4,871	$12,864

●	Professional fees for the three and nine months ended September 30, 2019 decreased by approximately $4,095,000 and $6,672,000, or 88.8% and 66.4%, as compared to the three and nine months ended September 30, 2018, respectively. The decrease was primarily attributable to a decrease in stock-based consulting and service fees incurred and paid to individuals and companies which performed consulting and service.
●	Payroll and related benefits for the three and nine months ended September 30, 2019 decreased by approximately $11,000 and $1,004,000, or 6.0% and 63.1%, as compared to the three and nine months ended September 30, 2018, respectively. The decrease was mainly attributable to a decrease in employee salaries and related benefits due to the decrease in executive management in Hong Kong during the three and nine months ended September 30, 2019 as compared to the comparable period in 2018, respectively.
●	Travel and entertainment expense for the three months ended September 30, 2019 decreased by approximately $25,000 and $26,000, or 54.2% and 17.3%, as compared to the three and nine months ended September 30, 2018. The decrease in the three and nine months ended September 30, 2019 was primarily attributable to the cost control in travel and entertainment expense.
●	Shipping expense for the three months ended September 30, 2019 increased by approximately $6,000 or 27.3%, as compared to the three months ended September 30, 2018. The increase for the three months ended September 30, 2019 was mainly attributable to the increase in shipping cost, as compared to the three months ended September 30, 2018. Shipping expense for the nine months ended September 30, 2019 decreased by approximately $2,000 or 4.5%, as compared to the nine months ended September 30, 2018. The decrease for the nine months ended September 30, 2019 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the nine months ended September 30, 2018.
●	Other selling, general and administrative expenses for the three and nine months ended September 30, 2019 decreased by approximately $515,000 and $382,000, or 73% and 27.9%, as compared to the three and nine months ended September 30, 2018, respectively. The decrease in the three and nine months ended September 30, 2019 was primarily attributable to a decrease in advertising and promotion expenses during the three and nine months ended September 30, 2019 as compared to the comparable period in 2018, respectively.

Research and development expenses. Research and development expenses were approximately $84,000 and $270,000 for the three and nine months ended September 30, 2019, as compared to approximately $165,000 and $404,000 for the three and nine months ended September 30, 2018, respectively.

Bad debt expense. Bad debt expense was approximately $(49,000) for the three months ended September 30, 2019, as compared to approximately $(30,000) for the three months ended September 30, 2018, a decrease of approximately $19,000. Bad debt expense was approximately $4,307,000 for the nine months ended September 30, 2019, as compared to approximately $1,286,000 for the nine months ended September 30, 2018, an increase of approximately $3,021,000, respectively. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, the write off of uncollectible receivables against the existing reserve, and recent economic events. The increase in bad debt expense, was primarily attributable to the write off of receivable from sale of subsidiary.

Impairment expense.  At September 30, 2019, the Company conducted an impairment assessment on property and equipment based on the guidelines established in ASC Topic 360. Upon completion of the impairment analysis, the Company recorded impairment charges of approximately $13,356,000 for the nine months ended September 30, 2019.

Loss from operations. As a result of the factors described above, for the three and nine months ended September 30, 2019, loss from operations amounted to approximately $989,000 and $28,056,000, as compared to approximately $9,501,000 and $20,145,000 for the three and nine months ended September 30, 2018, respectively.

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other loss. For the three and nine months ended September 30, 2019, total other expense, net, amounted to approximately $124,000 and $354,000 as compared to approximately $9,072,000 and $9,335,000 for the three and nine months ended September 30, 2018, a decrease of approximately $8,948,000 and $8,981,000, or 99.7% and 96.2% respectively. The decrease in other expense, net, was primarily attributable to losses incurred in the three and nine months ended September 30, 2019 related to our equity method investment.

Income tax provision. Income tax expense was $0 for the three and nine months ended September 30, 2019 and 2018.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $1,113,000, or $(0.12) per share (basic and diluted), for the three months ended September 30, 2019, as compared with loss from continuing operations of approximately $18,573,000, or $(2.56) per share (basic and diluted), for the three months ended September 30, 2018, a change of $17,460,000, or 94.0%. Our loss from continuing operations was approximately $28,410,000, or $(3.17) per share (basic and diluted), for the nine months ended September 30, 2019, as compared with loss from continuing operations of approximately $29,480,000, or $(7.99) per share (basic and diluted), for the nine months ended September 30, 2018, a change of approximately $1,070,000, or 3.63%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2019, as compared with a loss from discontinued operations of $385, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2018, a change of $385. Our gain from discontinued operations was $0, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2019, as compared with a gain from discontinued operations of approximately $16,000 or $0.01 per share (basic and diluted), for the nine months ended September 30, 2018, a change of approximately $16,000.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Gain from operations – bad debt recovery	-	(385)	-	16,486
Other expense, net	-	-	-	-
Gain from discontinued operations before income taxes	-	(385)	-	16,486
Income taxes	-	-	-	-
Gain (loss) from discontinued operations, net of income taxes	-	(385)	-	16,486
Gain on disposal of discontinued operations	-	-	-	-
Gain (loss) from discontinued operations, net of income taxes	$-	(385)	$-	$16,486

Net loss. As a result of the foregoing, our net loss was approximately $1,113,000, or $(0.12) per share (basic and diluted), for the three months ended September 30, 2019, as compared to a net loss of approximately $18,574,000, or $(2.56) per share (basic and diluted), for the three months ended September 30, 2018, a change of approximately $17,461,000, or 94.0%. Our net loss was approximately $28,410,000, or $(3.17) per share (basic and diluted), for the nine months ended September 30, 2019, as compared to a net loss of approximately $29,463,000, or $(7.99) per share (basic and diluted), for the nine months ended September 30, 2018, a change of approximately $1,053,000, or 96.4%.

Foreign currency translation gain (loss). The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain (loss) of approximately $(535,000) and $(217,000) for the three and nine months ended September 30, 2019, as compared to a foreign currency translation (loss) of approximately $(1,472,000) and $(2,374,000) for the three and nine months ended September 30, 2018, respectively. This non-cash gain (loss) had the effect of decreasing (increasing) our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended September 30, 2019 of approximately $1,648,000, compared to comprehensive loss of approximately $20,046,000 for the three months ended September 30, 2018. We had comprehensive loss for the nine months ended September 30, 2019 of approximately $28,627,000, compared to comprehensive loss of approximately $31,837,000 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2019 and December 31, 2018, we had cash balances of approximately $93,000 and $782,000, respectively. These funds are located in financial institutions located in Hong Kong, China and United States.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to September 30, 2019 (dollars in thousands):

	September 30, 2019	December 31, 2018	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$4,862	$21,217	$(16,355)	(77.1)%
Total current liabilities	7,443	10,661	(3,218)	(30.2)%
Working capital	$(2,581)	$10,556	$(13,137)	(124.5)%

Our working capital decreased by approximately $13,137,000 to approximately ($2,581,000) at September 30, 2019 from approximately $10,556,000 at December 31, 2018. This decrease in working capital is primarily attributable to:

●	A decrease in assets of discontinued operations related to the sale of our subsidiary of approximately $4,000;
●	An increase in due to related parties of approximately $488,000;
●	An increase in bank acceptance notes payable of approximately $18,000;
●	An increase in convertible note payable of approximately $128,000;
●	A decrease in receivable from sale of subsidiary of approximately $2,792,000;
●	A decrease in accounts receivable, net of allowance for doubtful accounts of approximately $3,852,000;
●	A decrease in advances to suppliers of approximately $565,000;
●	A decrease in cash and cash equivalent of approximately $689,000;
●	A decrease in notes receivable of approximately $3,000;
●	A decrease in inventories, net of inventory reserve of approximately $4,362,000;
●	A decrease in prepaid license fee – related party, net of approximately $498,000;
●	A decrease in prepaid expenses and other current assets of approximately $3,607,000;

Offset by:

●	A decrease in liabilities of discontinued operations related to the sale of our subsidiary of approximately $10,000;
●	An increase in restricted cash of approximately $17,000;
●	A decrease in short-term bank loans of approximately $629,000;
●	A decrease in accounts payable of approximately $1,791,000;
●	A decrease in accrued expenses of approximately $346,000; and
●	A decrease in advances from customers of approximately $1,074,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Net cash flow used in operating activities was approximately $389,000 for the nine months ended September 30, 2019 as compared to net cash flow used in operating activities of $3,204,000 for the ninea months ended September 30, 2018, a decrease of approximately $2,815,000.

●

Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected our net loss of approximately $28,410,000, and add-back of non-cash items primarily consisting of depreciation of approximately $2,098,000, amortization of intangible assets of approximately $140,000, allowance for doubtful accounts of approximately $4,307,000, impairment loss of property and equipment of approximately 13,356,000, stock-based employment compensation of approximately $1,000, stock-based professional fees of approximately $2,710,000, stock-based donation of approximately $260,000, amortization of debt discount of approximately $162,000, amortization of license fee of approximately $498,000, inventory reserve of approximately $3,610,000 and changes in operating assets and liabilities primarily consisting of an increase in assets of discontinued operations of approximately $3,000, a decrease in accrued expenses of approximately $334,000 and a decrease in advances from customers of approximately $1,076,000, a decrease in notes receivable of approximately $3,000  and a decrease in accounts payable of approximately $1,717,000, offset by a decrease in notes receivable of approximately $3,000, a decrease in accounts receivable of approximately $2,337,000, a decrease in inventories of approximately $686,000, a decrease in prepaid and other current assets of $423,000, a decrease in advances to suppliers of approximately $567,000 , a decrease in accounts payable of approximately $1,717,000.

●	Net cash flow used in operating activities for the nine months ended September 30, 2018 primarily reflected our net loss of $29,463,000, and add-back of non-cash items primarily consisting of depreciation of $3,081,000, amortization of intangible assets of $299,000, stock-based compensation and fees for consultants of $9,132,000, stock-based employment compensation of $879,000, stock-based donation of $242,000 a non-cash bad debt allowance of $1,286,000, a non-cash bad debt recovery of $17,000, impairment loss on intangible asset of $1,923,000, loss on equity method investment of $9,038,000, amortization of debt discount of $116,000, and amortization of license fee $210,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of $1,012,000, an increase in prepaid and other current assets of $1,021,000, a decrease of accounts payable of $434,000, a decrease of advances from customers of $1,226,000 and a decrease in liabilities of discontinued operations of $133,000, offset by a decrease in notes receivable of $383,000, a decrease in accounts receivable of $2,450,000, a decrease in advances to suppliers of $721,000, a decrease in assets of discontinued operations of $200,000, and an increase in accrued expenses of $142,000.

Net cash flow used in investing activities was approximately $100,000 for the nine months ended September 30, 2019 as compared to net cash flow used in investing activities of approximately $72,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net cash flow used in purchase of property and equipment of approximately $100,000. For the nine months ended September 30, 2018, net cash flow used in purchase of property and equipment of approximately $74,000, offset by cash received from the purchase subsidiary operations of approximately $2,000.

Net cash flow provided by financing activities was approximately $79,000 for the nine months ended September 30, 2019 as compared to approximately $3,056,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received proceeds from bank loans of approximately $875,000, proceeds for the increase in bank acceptance notes payable of approximately $22,000, advance from related party of approximately $520,000 and proceeds from sale of common stock of approximately $200,100, offset by repayments for bank loans of approximately $1,505,000 and payments for the decrease in related party advances of approximately $32,000. During the nine months ended September 30, 2018, we received proceeds from convertible note of $900,000 and deducted offering costs paid by $195,000, we also received proceeds from bank loan of $1,856,000, advance from related party of $1,811,000 and proceeds from sale of common stock of $256,000, offset by repayments for bank loan of $1,304,000 and payments for the decrease in bank acceptance notes payable of $268,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Bank loans (1)	$1,674	$1,554	$120	$-	$-
Bank acceptance notes payable	91	91	-	-	-
Total	$1,765	$1,645	$120	$-	$-

(1)	Bank loans consisted of short-term bank loans. Historically, we have refinanced these bank loans for an additional term of six months to one year and we expect to continue to refinance these loans upon expiration.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the nine months ended September 30, 2019 and 2018, we had unrealized foreign currency translation loss of approximately $217,000 and $2,374,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of September 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at September 30, 2019.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended September 30, 2019 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the nine months ended September 30, 2019 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: November 15, 2019	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: November 15, 2019	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer