Form 10-Q/A
period 2019-09-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2019-11-29
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Sharing Economy International, Inc. for the fiscal quarter ended September 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2019 (the “Original 10-Q”) is being filed to amend and restate the Original 10-Q.

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

In January 2018, in connection with the acquisition of 3D Discovery, the Company acquired their technologies valued at $754,159. The technology of 3D Discovery covers a 3D virtual tour solution for the property industry. The Company amortizes this technology over a term of three years.

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

Information with respect to these reportable business segments for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018
Revenues:
Dyeing and finishing equipment	$1,676,831	$2,444,437	$5,216,740	$7,499,362
Sharing economy	533	72,764	27,325	155,959
	1,677,364	2,517,201	5,244,065	7,655,321
Depreciation:
Dyeing and finishing equipment	696,819	974,745	2,081,089	3,067,647
Sharing economy	12,301	4,458	16,727	13,210
	709,120	979,203	2,097,816	3,080,857
Interest expense
Dyeing and finishing equipment	35,605	26,892	116,597	88,372
Sharing economy	137,668	92,002	228,483	153,336
Other	3	-	3	-
	173,276	118,894	345,083	241,708
Net loss
Dyeing and finishing equipment	(311,457)	(13,293,023)	(23,833,748)	(17,364,755)
Sharing economy	(261,178)	(4,319,404)	(1,374,469)	(8,049,373)
Discontinued segments	-	(385)	-	16,486
Other	(540,240)	(960,907)	(3,201,564)	(4,065,420)
	$(1,112,875)	$(18,573,719)	$(28,409,781)	$(29,463,062)

NOTE 14 – CONCENTRATIONS

Customers

Five customers accounted for approximately 80% (34%, 16%, 14%, 8% and 8%) of the Company’s revenues for the three months ended September 30, 2019.

Five customers accounted for approximately 43% (11%, 10%, 8%, 7% and 7%) of the Company’s revenues for the nine months ended September 30, 2019.

The total outstanding accounts receivable balance of Customer A, B, C, D, and E are $260,079, $168,154, $70,064, $472,233 and $29,427 respectively as of September 30, 2019.

Suppliers

Three suppliers accounted for approximately 73% (46%,16%, 11%) of the Company’s inventories purchases for the three months ended September 30, 2019.

Two suppliers accounted for approximately 40% (20% and 20%) of the Company’s inventories purchases for the nine months ended September 30, 2019.

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

Inventory and Raw Materials

A major element of our cost of revenues is raw materials, principally steel as well as other metals. These metals are subject to price fluctuations, and recently these fluctuations have been significant. In times of increasing prices, we need to try to establish the price at which we purchase raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased metals at prices which are high in terms of the price at which we can sell our products, which also can impair our margins. Two major suppliers provided approximately 40% of our purchases of inventories for the nine months ended September 30, 2019. Four major suppliers provided 76% of our purchases of inventories for the nine months ended September 30, 2018.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2019 and 2018

The following table sets forth the results of our operations for the three and nine months ended September 30, 2019 and 2018 indicated as a percentage of revenues (dollars in thousands):

	Three Months ended September 30,
	2019		2018
	Dollars	Percentage	Dollars	Percentage
Revenues	$1,677	100.0%	$2,517	100.0%
Cost of revenues	1,874	111.7%	4,245	168.6%
Gross loss	(197)	(11.7)%	(1,728)	(68.6)%
Operating expenses	792	47.3%	7,773	308.8%
Loss from operations	(989)	(59.0)%	(9,501)	(377.4)%
Other expense, net	(124)	(7.4)%	(9,072)	(360.4)%
Loss from continuing operations before provision for income taxes	(1,113)	(66.4)%	(18,573)	(737.8)%
Provision for income taxes	-	-%	-	-%
Loss from continuing operations	(1,113)	(66.4)%	(18,573)	(737.8)%
Loss from discontinued operations, net of income taxes	-	-%	(1)	(0.0)%
Net loss	(1,113)	(66.4)%	(18,574)	(737.8)%
Other comprehensive loss:
Foreign currency translation adjustment	(535)	(31.9)%	(1,472)	(58.5)%
Comprehensive loss	$(1,648)	(98.3)%	$(20,046)	(796.3)%

	Nine Months ended September 30,
	2019		2018
	Dollars	Percentage	Dollars	Percentage
Revenues	$5,244	100.0%	$7,655	100.0%
Cost of revenues	10,106	192.7%	10,462	136.7%
Gross loss	(4,862)	(92.7)%	(2,807)	(36.7)%
Operating expenses	23,194	442.3%	17,338	226.5%
Loss from operations	(28,056)	(535.0)%	(20,145)	(263.2)%
Other expense, net	(354)	(6.8)%	(9,335)	(121.9)%
Loss from continuing operations before provision for income taxes	(28,410)	(541.8)%	(29,480)	(385.1)%
Provision for income taxes	-	-	-	-%
Loss from continuing operations	(28,410)	(541.8)%	(29,480)	(385.1)%
Gain from discontinued operations, net of income taxes	-	-	17	0.2%
Net loss	(28,410)	(541.8)%	(29,463)	(384.9)%
Other comprehensive loss:
Foreign currency translation adjustment	(217)	(4.1)%	(2,374)	(31.0)%
Comprehensive loss	$(28,627)	(545.9)%	$(31,837)	(415.9)%

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

Operating expenses. For the three months ended September 30, 2019, operating expenses were approximately $792,000 as compared to approximately $7,773,000 for the three months ended September 30, 2018, a decrease of approximately $6,981,000, or 89.8%. For the nine months ended September 30, 2019, operating expenses were approximately $23,194,000 as compared to approximately $17,338,000 for the nine months ended September 30, 2018, an increase of $5,856,000, or 33.8%. Changes in operating expenses consisted of the following:

Depreciation. Depreciation was approximately $709,000 and $979,000 for the three months ended September 30, 2019 and 2018, respectively. Depreciation was approximately $2,098,000 and $3,081,000 for the nine months ended September 30, 2019 and 2018, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled approximately $802,000 and $4,778,000 for the three and nine months ended September 30, 2019, as compared to approximately $5,442,000 and $12,864,000 for the three and nine months ended September 30, 2018, a decrease of approximately $4,640,000, or 85.3% and $8,086,000, or 62.9%. Selling, general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 consisted of the following (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Professional fees	$517	$4,612	$3,370	$10,042
Payroll and related benefits	171	182	587	1,591
Travel and entertainment	23	48	130	156
Shipping	28	22	42	44
Other	63	578	649	1,031
Total	$802	$5,442	$4,778	$12,864

●	Professional fees for the three and nine months ended September 30, 2019 decreased by approximately $4,095,000 and $6,672,000, or 88.8% and 66.4%, as compared to the three and nine months ended September 30, 2018, respectively. The decrease was primarily attributable to a decrease in stock-based consulting and service fees incurred and paid to individuals and companies which performed consulting and service.
●	Payroll and related benefits for the three and nine months ended September 30, 2019 decreased by approximately $11,000 and $1,004,000, or 6.0% and 63.1%, as compared to the three and nine months ended September 30, 2018, respectively. The decrease was mainly attributable to a decrease in employee salaries and related benefits due to the decrease in executive management in Hong Kong during the three and nine months ended September 30, 2019 as compared to the comparable period in 2018, respectively.
●	Travel and entertainment expense for the three months ended September 30, 2019 decreased by approximately $25,000 and $26,000, or 52.1% and 16.7%, as compared to the three and nine months ended September 30, 2018. The decrease in the three and nine months ended September 30, 2019 was primarily attributable to the cost control in travel and entertainment expense.
●	Shipping expense for the three months ended September 30, 2019 increased by approximately $6,000 or 27.3%, as compared to the three months ended September 30, 2018. The increase for the three months ended September 30, 2019 was mainly attributable to the increase in shipping cost, as compared to the three months ended September 30, 2018. Shipping expense for the nine months ended September 30, 2019 decreased by approximately $2,000 or 4.5%, as compared to the nine months ended September 30, 2018. The decrease for the nine months ended September 30, 2019 was mainly attributable to the decrease in our revenues resulting in a decrease in shipping, as compared to the nine months ended September 30, 2018.
●	Other selling, general and administrative expenses for the three and nine months ended September 30, 2019 decreased by approximately $515,000 and $382,000, or 89.1% and 37.1%, as compared to the three and nine months ended September 30, 2018, respectively. The decrease in the three and nine months ended September 30, 2019 was primarily attributable to a decrease in advertising and promotion expenses during the three and nine months ended September 30, 2019 as compared to the comparable period in 2018, respectively.

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

Other income (expense). Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on equity method investment, and other loss. For the three and nine months ended September 30, 2019, total other expense, net, amounted to approximately $124,000 and $354,000 as compared to approximately $9,072,000 and $9,335,000 for the three and nine months ended September 30, 2018, a decrease of approximately $8,948,000 and $8,981,000, or 98.6% and 96.2% respectively. The decrease in other expense, net, was primarily attributable to losses incurred in the three and nine months ended September 30, 2019 related to our equity method investment.

Income tax provision. Income tax expense was $0 for the three and nine months ended September 30, 2019 and 2018.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $1,113,000, or $(0.12) per share (basic and diluted), for the three months ended September 30, 2019, as compared with loss from continuing operations of approximately $18,573,000, or $(2.56) per share (basic and diluted), for the three months ended September 30, 2018, a change of $17,460,000, or 94.0%. Our loss from continuing operations was approximately $28,410,000, or $(3.17) per share (basic and diluted), for the nine months ended September 30, 2019, as compared with loss from continuing operations of approximately $29,480,000, or $(7.99) per share (basic and diluted), for the nine months ended September 30, 2018, a change of approximately $1,070,000, or 3.6%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2019, as compared with a loss from discontinued operations of $385, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2018, a change of $385. Our gain from discontinued operations was $0, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2019, as compared with a gain from discontinued operations of approximately $17,000 or $0.01 per share (basic and diluted), for the nine months ended September 30, 2018, a change of approximately $17,000.

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

Net loss. As a result of the foregoing, our net loss was approximately $1,113,000, or $(0.12) per share (basic and diluted), for the three months ended September 30, 2019, as compared to a net loss of approximately $18,574,000, or $(2.56) per share (basic and diluted), for the three months ended September 30, 2018, a change of approximately $17,461,000, or 94.0%. Our net loss was approximately $28,410,000, or $(3.17) per share (basic and diluted), for the nine months ended September 30, 2019, as compared to a net loss of approximately $29,463,000, or $(7.99) per share (basic and diluted), for the nine months ended September 30, 2018, a change of approximately $1,053,000, or 3.6%.

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

●	Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected our net loss of approximately $28,410,000, and add-back of non-cash items primarily consisting of depreciation of approximately $2,098,000, amortization of intangible assets of approximately $140,000, allowance for doubtful accounts of approximately $4,307,000, impairment loss of property and equipment of approximately 13,356,000, stock-based employment compensation of approximately $1,000, stock-based professional fees of approximately $2,710,000, stock-based donation of approximately $260,000, amortization of debt discount of approximately $162,000, amortization of license fee of approximately $498,000, inventory reserve of approximately $3,610,000 and changes in operating assets and liabilities primarily consisting of an increase in assets of discontinued operations of approximately $3,000, a decrease in accrued expenses of approximately $334,000 and a decrease in advances from customers of approximately $1,076,000, a decrease in notes receivable of approximately $3,000 and a decrease in accounts payable of approximately $1,717,000, offset by a decrease in accounts receivable of approximately $2,337,000, a decrease in inventories of approximately $686,000, a decrease in prepaid and other current assets of $423,000, a decrease in advances to suppliers of approximately $567,000 and an increase in liabilities of discontinued operations of $175.

●	Net cash flow used in operating activities for the nine months ended September 30, 2018 primarily reflected our net loss of $29,463,000, and add-back of non-cash items primarily consisting of depreciation of $3,081,000, amortization of intangible assets of $299,000, stock-based compensation and fees for consultants of $9,132,000, stock-based employment compensation of $879,000, stock-based donation of $242,000 a non-cash bad debt allowance of $1,286,000, a non-cash bad debt recovery of $17,000, impairment loss on intangible asset of $1,923,000, loss on equity method investment of $9,038,000, amortization of debt discount of $116,000, and amortization of license fee $210,000, and changes in operating assets and liabilities primarily consisting of an increase in inventories of $1,012,000, an increase in prepaid and other current assets of $1,021,000, a decrease of accounts payable of $434,000, a decrease of advances from customers of $1,226,000 and a decrease in liabilities of discontinued operations of $133,000, offset by a decrease in notes receivable of $383,000, a decrease in accounts receivable of $2,450,000, a decrease in advances to suppliers of $721,000, a decrease in assets of discontinued operations of $200,000, and an increase in accrued expenses of $142,000.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: November 29, 2019	By:	/s/ Jianhua Wu
Jianhua Wu, Chief Executive Officer and
Principal Executive Officer

Date: November 29, 2019	By:	/s/ Wanfen Xu
Wanfen Xu, Chief Financial Officer and
Principal Accounting Officer