Form 10-K
period 2019-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2020-07-24
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-34591

SHARING ECONOMY INTERNATIONAL INC.

( Exact name of registrant as specified in its charter )

NEVADA	90-0648920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

M03, 3/F, Eton Tower

8 Hysan Avenue, Causeway Bay

Hong Kong

(Address of principal executive offices)

(852) 3583 2186

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $4,082,367 on June 28, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,219,663,742 shares of common stock are outstanding as of July 14, 2020.

Documents Incorporated by Reference: None.

SHARING ECONOMY INTERNATIONAL INC. FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward- looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”) and Hong Kong, our ability to implement our strategic initiatives, our access to sufficient capital, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

ii

PART I

ITEM 1. BUSINESS

Currently, we are engaged in the sharing economy businesses.

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

On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. Accordingly, there is no guarantee that the Chinese government will invest in new solar farm or provide the subsidies needed to fund projects. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of approximately $8.7 million (equivalent to Rmb59.8 million). Subsequently, this project was abandoned and closed down.

On December 30, 2019, the Company, through its subsidiary, Green Power Environment Technology (Shanghai) Co., Ltd. And Wuxi Huayang Dye Machinery Co. Ltd. Entered a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007.

Given the terminations of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2019. With the continuous downturn of the manufacturing business, the termination of the manufacturing business will narrow down the loss of the Company.

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

Name of Entity	Relationship to Us	Nature of Business
Sharing Economy International Inc.	N.A.	Holding company
Fulland Limited, a Cayman Island company	100% owned by us	Holding company
Green Power Environment Technology (Shanghai) Co., Ltd. a PRC company	100% owned by Fulland Limited	Operates business of Dyeing and operated business of Heavy Industries pursuant to contracts.
Wuxi Huayang Dyeing Machinery Co., Ltd.	Variable interest entity operated by Green Power pursuant to contracts (terminated on December 30, 2019)	Operates dyeing and finishing equipment segment
Wuxi Huayang Heavy Industries Co., Ltd. (formerly Wuxi Huayang Electrical Power Equipment Co., Ltd.)	Variable interest entity operated by Green Power pursuant to contracts (terminated on December 30, 2019)	Operated business of petroleum and chemical equipment segment. The business has been discontinued
Vantage Ultimate Limited (“Vantage”), a British Virgin Island (“BVI”) company	100% owned by us	Holding company
EC Assets Management Limited, a BVI company	100% owned by Vantage	Operates real estate and property management business
EC Rental Limited (“EC Rental”), a BVI company	100% owned by Vantage	Holding company
EC Power (Global) Technology Limited (“EC Power”), a BVI company	100% owned by EC Rental	Holding company
ECPower (HK) Company Limited, a HK company	100% owned by EC Power	Operates rental stations offering power banks for mobile charging on-demand and other items
Sharing Economy Investment Limited (“Sharing Economy”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Global Bike Share (Mobile App) Limited, a BVI company	100% owned by Sharing Economy	Operates global bike sharing mobile app business
EC Advertising Limited (“EC Advertising”), a HK company	100% owned by Sharing Economy	Operates online media and advertising business
Xiamen Great Media Company Limited, a WFOE in the PRC	100% owned by EC Advertising	Operates marketing and advertising business, the business has not yet commenced
G-Coin Global Limited	100% owned by EC Advertising	Investment holding
Cleantech Solutions Limited (formerly known as EC (Fly Car) Limited), a BVI company	100% owned by Sharing Economy	Operates business that builds parts for flying car manufacturers, the business has not yet commenced
AnyWorkspace Limited, a HK company	80% owned by Sharing Economy	Operates a real time marketplace for temporary offices and meeting places platform
EC Manpower Limited, a HK company	100% owned by Vantage	Provision of consulting and office support services to group companies
EC Technology & Innovations Limited (“EC Technology”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Inspirit Studio Limited, a HK company	51% owned by EC Technology	Develops and operates a sharing economy mobile platform for courier services
3D Discovery Co., Limited, a HK company	60% owned by EC Technology	Develops an interactive virtual tour of a physical space using a mobile phone camera
EC Creative Limited (“EC Creative”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Sharing Film International Limited, a HK company	100% owned by EC Creative	Production of films
Peak Equity International Limited (“Peak Equity”), a BVI company	100% owned by Vantage	Holding company
Universal Sharing Limited, a BVI company	100% owned by Peak Equity	Sales and marketing in Hong Kong
ECrent Worldwide Company Limited, a HK company	100% owned by Peak Equity	Operation of online platform in Hong Kong
ECrent Capital Holdings Limited, a BVI company	100% owned by Peak Equity	Licensing service

Our executive offices is located at M03, Rm 302, 3/F., Eton Tower, 8 Hysan Avenue, Causeway Bay, Hong Kong, telephone (852) 35832186. Our website is www.seii.com. Information on our website or any other website does not constitute a part of this annual report.

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

Consulting Services Agreement . Pursuant to the exclusive consulting services agreements between Green Power and each of the Huayang Companies, Green Power has the exclusive right to provide to the Huayang Companies general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of dye and finishing machines, electrical equipment and related products. Under this agreement, Green Power owns the intellectual property rights developed or discovered through research and development, in the course of providing its services under the agreement, or derived from the provision of the services. The Huayang Companies shall pay a quarterly consulting service fees to Green Power that is equal to all of the Huayang Companies’ profits for such quarter. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties. The Consulting Services Agreement has terminated on December 30, 2019.

Operating Agreement . Pursuant to the operating agreement among Green Power, the Huayang Companies and all stockholders of the Huayang Companies, Green Power provides guidance and instruction on the Huayang Companies’ daily operations, financial management and employment issues. The Huayang Companies stockholders must designate the candidates recommended by Green Power as their representatives on the boards of directors of each of the Huayang Companies. Green Power has the right to appoint senior executives of the Huayang Companies. In addition, Green Power agrees to guarantee the Huayang Companies’ performance under any agreements or arrangements relating to the Huayang Companies’ business arrangements with any third party. The Huayang Companies, in return, agrees to pledge their accounts receivable and all of their assets to Green Power. Moreover, the Huayang Companies agree that without the prior consent of Green Power, the Huayang Companies will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this agreement, as amended on November 1, 2008, is 20 years from October 12, 2007 and may be extended only upon Green Power’s written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties. The Operating Agreement has terminated on December 30, 2019.

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

We have developed a new air-fluid, dual-use dyeing machine which uses both air flow and fluid flow in the dyeing process. It allows users to customize the dyeing process according to the specific type of textile. It is equipped with a series of specialized and patented components, including nozzles, cloth wheels and cloth spreaders, which are designed to permit greater color evenness and reduce defects. It can be used on a wider range of textiles and uses 60% to 70% less water, about 30% less power and 40% to 50% less steam than traditional models of high- temperature, high-pressure dyeing machines and reduces the use of additives by about 50% while shortening dyeing time by one to two hours.

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

On December 30, 2019, the Company, through its subsidiary, Green Power Environment Technology (Shanghai) Co., Ltd. And Wuxi Huayang Dye Machinery Co. Ltd. Entered a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007.

With the effective termination of the VIEs, the Company has no more manufacturing operation in the PRC.

We reviewed long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Upon completion of the annual impairment analysis, we determined that the carrying value exceeded the fair market value on certain equipment used in our Dyeing business segment as discontinued operations. Accordingly, in connection with the impairment of these discontinued operations, the Company recorded a full impairment charge on all long-lived assets and intangible assets of these discontinued operations and recognized a gain of $4,731,804 from de-consolidation of VIEs for the year ended December 31, 2019.

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

Technology Development

In January 2018, we acquired a 60% interest in 3D Discovery, an IT service provider that develops virtual tours for the real estate, hospitality and interior design industries. 3D Discovery’s space capturing and modeling technology is already used by some of Hong Kong’s leading property agencies to provide their clients with a truly immersive, first-hand experience of a physical space while saving them time and money. According to Goldman Sachs, the Real Estate virtual reality (“VR”) industry is predicted to reach US$2.6 billion in 2025, supported by a potential user base of over 1.4 million registered real estate agents in some of the world’s largest markets. Apart from its existing profitable operations, 3D Discovery is developing a mobile app, Autocap, which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

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

In August 2017, we signed an agreement with ECoin Global Limited (“ECoin”) for the future purchase of ECoin redemption codes with an aggregate value of $50 million for total consideration of $20 million. We plan to resell the redemption codes in the form of ECrent gift cards at global locales through reseller channels, such as convenience stores. We are working with InComm, a global pre-payment network and solution provider, to sell the redemption codes with face values of HK$100, HK$300 and HK$500 at major convenience store networks in Hong Kong and Macau with other international locations to follow. On December 20, 2018, the agreement was terminated without recourse to the company. No sales were made under the agreement.

Sharing Communities

Because the sharing economy is predicated on the trust of all participants, we believe the best way to establish sharing behaviors is within communities. We are currently working with ECrent Capital Holdings Limited (“ECrent”), a private company incorporated in the British Virgin Islands focused on developing and operating a global rental platform to promote sharing economy across 30 countries and regions.

Asia Region:

In 2018, our subsidiary SEIL entered into a license agreement with ECRENT, regarding the grant of an exclusive and sub-licensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea. According to the latest amendment, ECRENT will guarantee that the operation of its related websites, mobile applications and business services will contribute revenue of US$13,000,000 (increased from US$10,000,000 according to the previously amended agreement) and gross profit of US$2,522,000 (up from US$1,940,000 as stated on the previously amended agreement) from the closing date of the License Agreement through December 31, 2019 (extended from June 30, 2019 per the previously amended agreement).

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

On December 27, 2019, the Company acquired 100% equity interest of ECRENT, through Peak Equity International Limited in the consideration 7,200,000,000 shares of the Company’s common stock, at the price of $0.25, equal to $1,800,000,000.

After acquisition, the Company anticipated the re-organization of resources and its expansion plan across the Asian region.

Europe Region:

In August 2018, our subsidiary SEIL entered into a License Agreement with ECRENT regarding the grant of an exclusive and sub-licensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in United Kingdom, Germany, France, Poland, Switzerland, Netherlands, Denmark, Russia, Italy, Spain, Portugal and Greece. In return, SEII shall issue to ECRENT 360,000 shares of restricted common stock. Closing of this transaction was conditioned on various conditions, including receipt of all necessary regulatory approvals. On October 9, 2018, the agreement was terminated by the parties, who have agreed to forego their respective rights under the agreement.

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

In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of $8,711,336. At December 31, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $15,000, $16.3 million and $14,000, respectively, and liabilities consisted of other payables of approximately $51,000. Additionally, for the year ended December 31, 2018, the Company’s share of Shengxin’s net loss was $190,410. For the year ended December 31, 2018, the total aggregate loss on equity method investment in Shengxin were $8,901,746. Subsequently, this project was abandoned and closed down.

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

We believe that we can effectively compete with these companies on the basis of the quality and performance of our products, our after-sales service, and cost. We provide one year of maintenance and repair services for all of our products and based on historical experience, maintenance and repair service calls have been minimal. Moreover, we provide customers in the Jiangsu and Zhejiang Provinces, our top markets, with on- site support which is generally provided within 24 hours of receiving a request. However, many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and presently enjoy greater brand recognition.

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

Research and Development

In our sharing economy business, we have established both in-house engineering teams and engaged with external technology partners and advisors to develop a common underlying information and transaction platform which can be used by different sharing economy vertical applications. Our technical teams and partners include experts in blockchain, artificial intelligence, big data, digital imaging and video technologies, eCommerce and UI/UX, among others. Given the early stage of the sharing economy business, we did not incur any R&D expenses in 2019 and 2018. We expect this to increase in 2020 as we work on building this business and the associated IT and transaction platforms.

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

Employees

Dyeing and Finishing Business (discontinued operations)

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

Sharing Economy Business

As of July 14, 2020, we had ten employees and several consultants who are engaged with us either individually or as a business entity.

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

Risks Related to Our Business

For the year ended December 31, 2019, we incurred losses from continuing operations of $2.5 million, we cannot assure you that our losses will not continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a loss from continuing operations of $2.5 million for the year ended December 31, 2019. The net cash used in operations was $1 million for the year ended December 31, 2019. Additionally, during the year ended December 31, 2019, revenues decreased by 86% as compared to the year ended December 31, 2018. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2019 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred loss from continuing operations and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss from continuing operations for 2019 and 2018, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through bank loans, which have been refinanced upon maturity. At December 31, 2019, we had outstanding bank loans of $9.6 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

The market for our dyeing and finishing equipment is depending upon the competitiveness of the Chinese textile industry .

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

In 2019 and 2018, substantially all of our revenues were generated by Dyeing, which is a variable interest entity that is owned by our chief executive officer and his wife and whose financial results are included with ours because Dyeing is deemed as variable interest entity and we are the sole beneficiary of their operations. The variable interest entity relationship is derived from a series of agreements between us and our chief executive officer and his wife, as the sole stockholders of the Huayang Companies. Pursuant to these agreements, we are responsible for the operations of the Dyeing and receive the benefits of those operations. However, in the event that we have to seek to enforce these agreements, such enforcement would be sought in Chinese courts, and we cannot assure you that we will prevail or that we will be able to obtain the benefits intended by these agreements. Any inability to enforce our rights under these agreements would materially impair our operations, financial position and cash flows.

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

There are uncertainties under the 2019 Foreign Investment Law relating to the status of businesses in China controlled by for eign invested enterprises primarily through contractual arrangements, such as our business.

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

The nature of the business is connecting buyer with supplier. Once they are connected both the supplier and buyer could bypass the platform for future businesses. This results in “leakage” and could impact the long-term sustainability and viability of the business model.

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

During 2008, we completed the purchase of land use rights for an approximately 100,000 square foot factory, employee housing facilities and other leasehold improvements from a related party, Wuxi Huayang Boiler Company, Ltd. (“Huayang Boiler”) for approximately $10 .9 million. The land use rights expire on January 1, 2053. In March 2009, we received the title to the buildings.

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

In Hong Kong, we currently use an office space on a monthly rate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock was traded on The NASDAQ Capital Market under the symbol “CLNT” from December 29, 2011 to January 7, 2018 and on January 8, 2018, our trading symbol was changed its symbol to “SEII”. ON December 5, 2018 our common stock was delisted from NASDAQ and now our common stock is quoted on the OTC Pink operated by the OTC Markets Group, under the symbol “SEII.” Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2019 and 2018. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2019		2018
	High	Low	High	Low
First quarter	$0.45	$0.10	$10.09	$3.20
Second quarter	$0.54	$0.12	$6.35	$3.00
Third quarter	$0.49	$0.17	$4.10	$2.10
Fourth quarter	$0.48	$0.11	$3.45	$0.20

On July 14, 2020, the last sale price of our common stock as reported by OTC Markets was $0.17 per share.

Shareholders

As of June 2, 2020, we had approximately 1,233 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2019.

Number of
	Number of		securities
	securities to be		remaining
	issued upon		available for
	exercise of	Weighted-average	future issuance
	outstanding	exercise price of	under equity
	options and	outstanding options	compensation
Plan Category	warrants	and warrants	plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long- term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2019, there were no shares of common stock available for issuance pursuant to the 2016 plan.

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

In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, we fully impaired the value of its investment in Shengxin in the amount of $8,711,336. At December 31, 2018, Shengxin’s assets consisted of cash, advances to supplier and fixed assets of approximately $15,000, $16.3 million and $14,000, respectively, and liabilities consisted of other payables of approximately $51,000. Additionally, for the year ended December 31, 2018, the Company’s share of Shengxin’s net loss were $190,410. For the year ended December 31, 2018, the total aggregate loss on equity method investment in Shengxin were $8,901,746. Subsequently, this project was abandoned and closed down.

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

3D Discovery Co. Limited

3D Discovery, an IT service provider that develops virtual tours for the real estate, hospitality and interior design industries. 3D Discovery’s space capturing and modeling technology is already used by some of Hong Kong’s leading property agencies to provide their clients with a truly immersive, first-hand experience of a physical space while saving them time and money. According to Goldman Sachs, the Real Estate virtual reality (“VR”) industry is predicted to reach US$2.6 billion in 2025, supported by a potential user base of over 1.4 million registered real estate agents in some of the world’s largest markets. Apart from its existing profitable operations, 3D Discovery is developing a mobile app, Autocap, which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

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

ECrent Platform Business

Asia Region:

In 2018, our subsidiary SEIL entered into a license agreement with ECRENT, regarding the grant of an exclusive and sub-licensable license from ECRENT to SEII to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in Taiwan, Thailand, India, Indonesia, Singapore, Malaysia, Philippines, Vietnam, Cambodia, Japan, and Korea. According to the latest amendment, ECRENT will guarantee that the operation of its related websites, mobile applications and business services will contribute revenue of US$13,000,000 (increased from US$10,000,000 according to the previously amended agreement) and gross profit of US$2,522,000 (up from US$1,940,000 as stated on the previously amended agreement) from the closing date of the License Agreement through December 31, 2019 (extended from June 30, 2019 per the previously amended agreement).

In August, SEIL has entered into a License Agreement with PTI Corporation (“PTI”), that sub-licenses SEIL’s exclusive license with ECRENT to utilize certain software and trademarks in order to develop, launch, operate, commercialize, and maintain an online website platform in South Korea. In return, PTI shall pay to SEIL $230,000 (“Consideration”). The License Agreement will be effective on September 1, 2018 through December 31, 2019. In addition, if the aggregate revenue during the period exceeds the Consideration, SEIL shall receive 30% of the difference between the aggregate revenue and the Consideration. During the third quarter of 2018, PTI commenced prelaunch activities to develop the platform.

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

Discontinued Operations

On December 30, 2019, the Company’s Board of Directors approved to enter into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007 with Huayang Companies. The operations in China was closed down and fully written-off at December 31, 2019. The assets and liabilities of Huayang Companies have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all years presented.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and building improvements	5 – 20 Years
Manufacturing equipment	5 – 10 Years
Office equipment and furniture	5 Years
Vessels	10 Years
Vehicles	5 Years

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

In December 2019, the Company acquired the Redemption Codes for its e-commerce payment purpose.

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

Continuing operations

The Company derives its revenues from the sale of licence and advertising right and in a term of certain periods. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Discontinued operations

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

Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09 ”), Improvements to Employee Share-Based Payment Accounting . ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through September 30, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non- employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. The Company periodically reassessed the fair value of non-employee share based payments until service conditions are met, which generally aligns with the vesting period of the equity instrument, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the fourth quarter of 2018 and there was no cumulative effect of adoption.

Currency Exchange Rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries and VIEs is the RMB and Hong Kong Dollar. Substantially all of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency- denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Discontinued PRC operations

On December 30, 2019 the Company’s Board of Directors approved to enter into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007 with Huayang Companies. Upon the termination of these VIE agreements, the China business was previously operated by VIEs or Huayang Companies was closed down and fully written-off at December 31, 2019. The assets and liabilities of Huayang Companies have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all years presented. Hence, the Company allows more resources to focus on the operation of sharing economy business.

Reverse Acquisition of ECRent Group

On December 27, 2019, the Company completed the Acquisition of Peak Equity International Limited and Subsidiaries (collectively “Peak Equity”) (the “Acquisition”) for its 100% equity interest. The consideration of the Acquisition totaled approximately 7,200,000,000 shares of the Company’s common stock, at the price of $0.25, equal to $1,800,000,000.

This Acquisition is considered as related party transaction, whereas Ms. Deborah Yuen (a spouse of Mr Chan Tin Chi), an affiliate of YSK 1860 Co., Limited, which is a shareholder of the Company, previously controlled Peak Equity during 2017 and 2018.

The Acquisition will be accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805, Business Combinations, using the reverse acquisition method whereas Peak Equity is considered as the accounting acquirer and the Company as the acquired party. The purchase price allocation is based on net recognized values of SEII’s (accounting acquire) identifiable assets and liabilities.

Years Ended December 31, 2019 And 2018

The following table sets forth the results of our continuing operations for the years ended December 31, 2019 and 2018 indicated as a percentage of revenues (dollars in thousands):

	Years Ended December 31,
	2019	2018 (restated)
	Dollars	Dollars
Revenues	$30	$208
Cost of revenues	25	494
Gross profit (loss)	5	(286)
Operating expenses	7,044	15,096
Loss from operations	(7,039)	(15,382)
Other income (expense), net	4,483	(1,184)
Loss from continuing operations before provision for income taxes	(2,556)	(16,566)
Provision for income taxes	-	(28)
Loss from continuing operations	(2,556)	(16,594)
Loss from discontinued operations, net of income taxes	(24,951)	(26,370)
Net loss	(27,507)	(42,964)
Other comprehensive loss:
Foreign currency translation adjustment	22	(2,258)
Comprehensive loss	$(27,485)	$(45,222)

Revenues.

During the year ended December 31, 2019, we recognized revenues from our sharing economy business of $30,000 compared to $208,000 for the year ended December 31, 2018.

Cost of revenues. Cost of revenues includes the cost of labor, other fixed and variable overhead costs. For the year ended December 31, 2019, cost of revenues was $25,000, as compared to $494,000, for the year ended December 31, 2018, a decrease of $469,000, or 95%.

Gross profit (loss) and gross margin. Our gross profit was approximately $5,000 for the year ended December 31, 2019 as compared to gross loss of $(286,000) for the year ended December 31, 2018, representing gross margins of 16% and (137)%, respectively, an increase year over year. The increase in our gross margin for 2019 was primarily attributed to the tight cost control. We expect that our gross margin will remain at its current levels by increasing more exposure to the market.

Operating expenses. For the year ended December 31, 2019, operating expenses were $7,044,000 as compared to $15,096,000 for the year ended December 31, 2018, a decrease of $8,052,000, or 53%, as a result from the cost control measure implemented by the Company.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2019, loss from operations amounted to $7,039,000, as compared to $15,382,000 for the year ended December 31, 2018.

Other income (expense), net . Other expense, net of other income, includes interest income, interest expense, foreign currency transaction loss, and gain from deconsolidation of VIEs, amounted to $4,483,000 other income, net for the year ended December 31, 2019. As compared to the year ended December 31, 2018, total other expense, net, amounted to $1,184,000, mainly consisted of loss on equity method investment and interest expense.

Income tax provision . Income tax expense was $0 for the year ended December 31, 2019, as compared to $28,000 for the year ended December 31, 2018, a change of $28,000.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $2,556,000, or $(0.01) per share (basic and diluted), for the year ended December 31, 2019, as compared with loss from continuing operations of $16,594,000, or $(0.08) per share (basic and diluted), for the year ended December 31, 2018, a change of $14,038,000, or 85%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $24,951,000, or $(0.13) per share (basic and diluted), for the year ended December 31, 2019, as compared with loss from discontinued operations of $26,370,000, or $(0.14) per share (basic and diluted), for the year ended December 31, 2018, a change of $1,419,000 or 5%.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows:

	Fiscal Years Ended December 31,
	2019	2018
Revenues	$6,661	$9,300
Cost of revenues	(11,683)	(13,430)
Gross (loss) profit	(5,022)	(4,130)
Operating expenses	(19,697)	(13,171)
Loss from operations	(24,719)	(17,302)
Other expenses, net	(232)	(9,068)
Loss from discontinued operations before income taxes	(24,951)	(26,370)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	$(24,951)	$(26,370)

Net loss. As a result of the foregoing, our net loss was $27,508,000, or $(0.14) per share (basic and diluted), for the year ended December 31, 2019, as compared with net loss $42,964,000, or $(0.23) per share (basic and diluted), for the year ended December 31, 2018, a change of $15,456,000, or 36%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non- cash adjustment, we reported a foreign currency translation gain of $22,000 for the year ended December 31, 2019, as compared to a foreign currency translation loss of $2,257,000 for the year ended December 31, 2018. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the year ended December 31, 2019 of $27,485,000, compared to comprehensive loss of $45,220,000 for the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2019 and 2018, we had cash balances of $84,000 and $215,000, respectively. These funds are located in financial institutions mainly located in Hong Kong and the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to December 31, 2019 (dollars in thousands):

	December 31, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$5,636	$20,759	$(15,123)	(73)%
Total current liabilities	8,683	15,819	(7,136)	(45)%
Working (deficit) capital	$(3,047)	$4,940	$(7,987)	(161)%

Our working capital decreased by $7,987,000 to $(3,047,000) at December 31, 2019 from $4,940,000 at December 31, 2018. This increase in working deficit is primarily attributable to the new proceeds from bank loans.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

	For the Years Ended December 31,
	2019	2018

Net Cash Used in Operating Activities	$(6,304,868)	$(2,719,556)
Net Cash Used in Investing Activities	(4,632,237)	(72,491)
Net Cash Provided by Financing Activities	10,245,031	2,252,837
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(73,776)	90,427
Cash and Cash Equivalents at Beginning of Year	883,462	1,332,245
Cash and Cash Equivalents at End of Year	117,612	883,462
Less: Cash and cash equivalents from discontinued operations	(33,945)	(668,028)
Cash and cash equivalents from continuing operations, end of Year	$83,667	$215,434

Cash Flow in Operating Activities

For the year ended December 31, 2019, net cash used in operating activities was $6,305,000, which consists of the net cash used in operating activities of $1,026,000 from continuing operations and $5,279,000 from discontinued operations.

For the year ended December 31, 2018, we had net cash used in operating activities of $2,720,000, which consisted of the net cash used in operating activities of $2,419,000 from continuing operations and $301,000 from discontinued operations.

Cash Flow in Investing Activities

For the year ended December 31, 2019, we had net cash used in investing activities of $4,632,000 from continuing operations and $0 from discontinued operations. The total net cash used in investing activities primarily mainly related to the purchases of property and equipment and the investment in marketable securities.

For the year ended December 31, 2018, we had net cash provided investing activities of $2,341 from discontinued operations, in relation to cash received from acquisition of $2,341.

Cash Flow in Financing Activities

For the year ended December 31, 2019, we had net cash used in financing activities of $11,351,000 from continuing operations, offset by net cash provided by of $1,106,000 from discontinued operations. We advanced from related party of $820,000, received net proceeds from bank loans of $9,658,000, and received proceeds from sale of common stock of $905,000, offset by, repayment of related party advances of $32,000.

For the year ended December 31, 2018, we had net cash provided by financing activities of $2,109,000 from continuing operations and net cash of $143,000 provided from discontinued operations. During the year ended December 31, 2018, we advanced from related party of $1,633,000, received net proceeds from note payable of $900,000, and received proceeds from sale of common stock of $256,000, offset by, repayment of related party advances of $485,000 and offering cost payment of $195,000.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Bank loans (1)	$9,657,545	$4,676,184	$370,538	$388,450	$4,222,373
Convertible note payable (2)	838,571	838,571	-	-	-
Total	$10,496,116	$5,512,755	$370,538	$388,450	$4,222,373

(1)	Bank loans consisted of short term and long-term bank loans.

(2)	Amount to be converted into common shares in 2020

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2019 and 2018, we had unrealized foreign currency translation loss of approximately $22,000 and unrealized foreign currency translation gain of approximately $2,258,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

UEN: T12LL1223B            GST Reg No : M90367663E

Tel: (65) 6227 5428

20 Maxwell Road, #11-09, Maxwell House, Singapore 069113

Website : www.allianceaudit.com

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sharing Economy International Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sharing Economy International Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related statements of operation, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operation and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2020

Singapore

July 24, 2020

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,667	$215,434
Accounts receivable, net of allowance for doubtful accounts	305	91,533
Prepaid expenses and other receivables	1,019,883	4,460,818
Inventories	-	-
Marketable securities	4,532,296	75,000
Assets of discontinued operations	-	15,915,997
Total current assets	5,636,151	20,758,782

OTHER ASSETS:
Property and equipment, net	620,075	59,096
Intangible assets, net	1,108,407	628,639
Assets of discontinued operations	-	24,440,532
Total other assets	1,728,482	25,128,267
Total assets	$7,364,633	$45,887,049

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$4,676,184	$-
Convertible note payable, net of unamortized debt discount	838,571	710,504
Accounts payable	516,341	309,680
Accrued expenses	279,941	34,319
Due to related parties	2,365,504	6,132,847
Income taxes payable	6,802	27,446
Liabilities of discontinued operations	-	8,604,463
Total current liabilities	8,683,343	15,819,259

LONG-TERM LIABILITIES:
Long-term bank loans	4,981,361	-
Total liabilities	13,664,704	15,819,259

Commitments and contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A Preferred stock ($0.001 par value; 50,000,000 and 0 shares authorized; 0 and 0 issued and outstanding at December 31, 2019 and 2018, respectively)	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized; 199,418,592 and 188,506,928 shares issued and outstanding at December 31, 2019 and 2018, respectively)	199,418	188,507
Common stock to be issued	7,018,942	7,018,942
Additional paid-in capital	53,699,861	58,452,131
Accumulated deficit	(66,300,687)	(40,099,942)
Statutory reserve	-	2,352,592
Accumulated other comprehensive income	42,597	2,695,362
Total stockholders’ (deficit) equity	(5,339,869)	30,607,592
Non-controlling interest	(960,202)	(539,802)
Total stockholders’ (deficit) equity	(6,300,071)	30,067,790
Total liabilities and stockholders’ (deficit) equity	$7,364,633	$45,887,049

See notes to combined and consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2019	2018
		(Restated)
REVENUES	$29,655	$208,175

COST OF REVENUES	(24,812)	(493,828)

Gross profit (loss)	4,843	(285,653)

OPERATING EXPENSES:
Depreciation and amortization	299,874	457,687
Selling, general and administrative	5,811,832	14,170,733
Impairment loss	932,883	467,902

Total operating expenses	7,044,589	15,096,322
LOSS FROM OPERATIONS	(7,039,746)	(15,381,975)

OTHER INCOME (EXPENSE):
Interest income	117	192
Interest expense	(322,201)	(242,703)
Loss on equity method investment	-	(965,000)
Gain from deconsolidation of VIE	4,731,804	-
Foreign currency transaction loss	(1,955)	(2,764)
Other (loss) income	75,438	25,786
Total other expense, net	4,483,203	(1,184,489)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,556,543)	(16,566,464)
Income taxes provision	-	(27,446)
LOSS FROM CONTINUING OPERATIONS	(2,556,543)	(16,593,910)
DISCONTINUTED OPERATIONS:
Loss from discontinued operations, net of income taxes	(24,951,086)	(26,370,074)
NET LOSS	(27,507,629)	(42,963,984)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(420,532)	(968,793)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,087,097)	$(41,995,191)

COMPREHENSIVE LOSS:
Net loss	$(27,507,629)	$(42,963,984)
Foreign currency translation gain (loss)	22,302	(2,257,894)
Comprehensive loss	$(27,485,327)	$(45,221,878)

Net loss attributable to non-controlling interest	$(420,532)	$(968,793)
Foreign currency translation gain from non-controlling interest	132	928
Comprehensive loss attributable to common stockholders	$(27,064,927)	$(44,254,013)
NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.01)	$(0.09)
Discontinued operations - basic and diluted	(0.13)	(0.14)
Net loss per common share - basic and diluted	$(0.14)	$(0.23)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	188,332,818	186,811,503

See notes to combined and consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock		Common stock to be issued		Additional			Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity
Balance, December 31, 2017 (restated)	181,057,805	$181,058	7,018,942,195	$7,018,942	$-	$(11,729,480)	$-	$29,427	$-	$(4,500,053)
Shares issued for acquisition of legal patent	2,527,720	2,528	-	-	40,241,172	13,624,729	2,352,592	4,923,829	24,230	61,169,080
Common stock issued for cash	69,676	70	-	-	256,340	-	-	-	-	256,410
Common stock issued for services to consultants and service providers	3,410,318	3,410	-	-	13,177,341	-	-	-	-	13,180,751
Common stock issued for services to employees and directors	355,480	355	-	-	352,968	-	-	-	-	353,323
Common stock issued upon conversion of debt	236,721	237	-	-	745,098	-	-	-	-	745,335
Relative fair value of warrants granted	-	-	-	-	152,490	-	-	-	-	152,490
Common stock issued for acquisition of majority-owned subsidiaries	175,074	175	-	-	976,809	-	-	-	-	976,984
Common stock issued for prepayment for acquisition of intangible asset	250,000	250	-	-	1,039,750	-	-	-	-	1,040,000
Share of reserve arising from acquisition of a non-wholly owned subsidiaries	-	-	-	-	-	-	-	-	403,833	403,833
Common stock issued for donation	58,000	58	-	-	241,802	-	-	-	-	241,860
Common stock issued for rental expense	366,134	366	-	-	1,268,361	-	-	-	-	1,268,727
Net loss for the year	-	-	-		-	(41,995,191)			(968,793)	(42,963,984)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,257,894)	928	(2,256,966)
Balance, December 31, 2018 (restated)	188,506,928	$188,507	7,018,942,195	$7,018,942	$58,452,131	$(40,099,942)	$2,352,592	$2,695,362	$(539,802)	$30,067,790
Common stock issued for cash	3,190,000	3,190	-	-	901,910	-	-	-	-	905,100
Common stock issued for services to consultants and service providers	1,749,347	1,749	-	-	398,187	-	-	-	-	399,936
Common stock surrendered for services from consultants and service providers	(562,501)	(562)	-	-	(947,386)	-	-	-	-	(947,948)
Common stock issued upon conversion of debt	266,667	267	-	-	49,733	-	-	-	-	50,000
Common stock issued for donation	85,470	85	-	-	259,513	-	-	-	-	259,598
Common stock issued for acquisition of ECoin’s Redemption Codes	2,757,353	2,757	-	-	747,243	-	-	-	-	750,000
Gain from bargain purchase of ECRent	-	-			(7,199,900)	7,931,951	-	-	-	732,051
Common stock issued for acquisition of G-Coin	3,425,328	3,425	-	-	894,011	-	-	-	-	897,436
De-consolidation of VIEs	-	-	-	-	144,419	(7,045,599)	(2,352,592)	(2,675,067)	-	(11,928,839)
Net loss for the year	-	-	-	-	-	(27,087,097)	-	-	(420,532)	(27,507,629)
Foreign currency translation adjustment	-	-	-	-	-	-	-	22,302	132	22,434
Balance, December 31, 2019	199,418,592	$199,418	7,018,942,195	7,018,942	$53,699,861	$(66,300,687)	$-	$42,597	$(960,202)	$(6,300,071)

See notes to combined and consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,507,629)	$(42,963,984)
Less: net loss from discontinued operations	(24,951,086)	(26,370,074)
Net loss from continuing operations	(2,556,543)	(16,593,910)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	28,980	19,447
Allowance for doubtful accounts	48,952	-
Amortization of intangible assets	270,894	440,020
Write-off of prepaid expenses	813,992	-
Impairment loss of intangible assets	-	441,937
Impairment loss of goodwill	898,908	25,965
Impairment loss of marketable shares	33,975	965,000
Gain from deconsolidation of VIE	(4,731,804)	-
Stock-based employment compensation	933	352,391
Stock-based professional fees	3,018,829	10,366,170
Stock-based donation	259,598	241,860
Stock-based rents	-	1,268,727
Amortization of debt discount	162,170	185,336
Changes in operating assets and liabilities:
Notes receivable	150,126	-
Accounts receivable	91,228	(36,176)
Prepaid and other current assets	20,409	(3,486)
Accounts payable	217,615	197,970
Accrued expenses	245,622	(53,700)
Income taxes payable	-	27,446

CASH FLOWS USED IN OPERATING ACTIVITIES – continuing operations	(1,026,116)	(2,155,003)
CASH FLOWS USED IN OPERATING ACTIVITIES – discontinued operations	(5,278,752)	(564,553)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,304,868)	(2,719,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(99,941)	-
Purchase of marketable securities	(4,532,296)	-
Proceed received from acquisition	-	2,341

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES – continuing operations	(4,632,237)	2,341
CASH FLOWS USED IN INVESTING ACTIVITIES – discontinued operations	-	(74,832)
CASH FLOWS USED IN INVESTING ACTIVITIES	(4,632,237)	(72,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs paid	-	(195,018)
Proceeds from bank loan	9,657,545	-
Proceed from convertible note	-	900,000
Advance from related party	820,061	1,633,109
Repayment of related party advances	(31,604)	(484,956)
Proceeds from sale of common stock, net	905,100	256,410

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES – continuing operation	11,351,102	2,109,545
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES – discontinued operations	(1,106,071)	143,292
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,245,031	2,252,837

Effect of exchange rate changes	(73,776)	90,427

Net decrease in cash and cash equivalents	(765,850)	(448,783)
Cash and cash equivalents - beginning of year	883,462	1,332,245
Cash and cash equivalents - end of year	117,612	883,462

Less: Cash and cash equivalents from discontinued operations	(33,945)	(668,028)

Cash and cash equivalents from continuing operations, end of year	$83,667	$215,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$322,201	$242,703
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$131,684
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for redemption of convertible note and accrued interest	$50,000	$75,000
Stock issued for acquisition of non-wholly owned subsidiaries	$1,828,494	$976,984
Stock issued for accrued liabilities	$1,641,254	$663,830

See notes to combined and consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Sharing Economy International Inc. (the “Company” or “SEII”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc. On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc. and on June 13, 2011, the Company changed its corporate name to Cleantech Solutions International, Inc. On August 7, 2012, the Company was converted into a Nevada corporation. On January 8, 2018, the Company changed its corporate name to ″Sharing Economy International Inc.″

Through its affiliated companies, the Company manufactures and sells textile dyeing and finishing machines. The Company is the sole owner of Fulland Limited (“Fulland”), a Cayman Island limited liability company, which was organized on May 9, 2007. Fulland owns 100% of the capital stock of Green Power Environment Technology (Shanghai) Co., Ltd. (“Green Power”) and, until December 30, 2016, Fulland owned 100% of Wuxi Fulland Wind Energy Equipment Co., Ltd. (“Fulland Wind”). Green Power is and Fulland Wind was a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC” or “China”). Green Power is a party to a series of contractual arrangements, as fully described below, dated October 12, 2007 with Wuxi Huayang Heavy Industries, Co., Ltd. (“Heavy Industries”), formerly known as Wuxi Huayang Electrical Power Equipment Co., Ltd., and Wuxi Huayang Dyeing Machinery Co., Ltd. (“Dyeing”), both of which are limited liability companies organized under the laws of, and based in, the PRC. Heavy Industries and Dyeing are sometimes collectively referred to as the “Huayang Companies.”

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

Dyeing, which was formed on August 17, 1995, produces and sells a variety of high and low temperature dyeing and finishing machinery for the textile industry. The Company refers to this segment as the dyeing and finishing equipment segment. On December 26, 2016, Dyeing and an unrelated individual formed Wuxi Shengxin New Energy Engineering Co., Ltd. (“Shengxin”), a limited liability company organized under the laws of the PRC in which Dyeing has a 30% equity interest and the unrelated third party holds a 70% interest, pursuant to an agreement dated December 23, 2016. Shengxin intends to develop, construct and maintain photovoltaic power generation projects, known as solar farms, in China, mainly in the provinces of GuiZhou and YunNan. In April 2018, Shengxin secured and invested in a large solar PV project in GuiZhou province. Shengxin paid RMB40.0 million for the project rights and also engaged a local contractor to proceed with building the project. However, on June 1, 2018, the Chinese government halted installation of new solar farms for the remainder of the year and reduced subsidies for projects already under construction. In September 2018, due to significance doubt about the status of this project and recoverability of the Company’s investment, the Company fully impaired the value of its investment in Shengxin. Subsequently, this project was abandoned and closed down.

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

On December 27, 2019, the Company completed the Acquisition of Peak Equity International Limited and Subsidiaries (collectively “Peak Equity”) (the “Acquisition”) for its 100% equity interest. The consideration of the Acquisition totaled approximately 7,200,000,000 shares of the Company’s common stock, at the price of $0.25, equal to $1,800,000,000.

On December 30, 2019, the Company, through its subsidiary, Green Power Environment Technology (Shanghai) Co., Ltd. And Wuxi Huayang Dye Machinery Co. Ltd. Entered into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007. The operation in China was considered as discontinued operations and fully written-off at December 31, 2019.

The Company’s latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.

●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.

●	EC Advertising Limited (“EC Advertising”), a company incorporated under the laws of Hong Kong on March 17, 2017 and is a wholly- owned by Sharing Economy.

●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly- owned by Vantage.

●	EC Assets Management Limited (“EC Assets”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.

●	Cleantech Solutions Limited (formerly known as EC (Fly Car) Limited), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.

●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.

●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.

●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.

●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.

●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.

●	Inspirit Studio Limited (“Inspirit Studios”), a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.

●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.

●	3D Discovery Co. Limited (“3D Discovery”), a company incorporated under the laws of Hong Kong on February 24, 2015, and 60% of its shareholdings was acquired by EC Technology on January 19, 2018.

●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is a wholly-owned by EC Creative.

●	AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.

●	Xiamen Great Media Company Limited (“Xiamen Great Media”), a company incorporated under the laws of the PRC on September 5, 2018 and is a wholly-owned by EC Advertising.

●	G-Coin Worldwide Limited (“G-coin”), a company incorporated under the laws of Hong Kong on March 12, 2014 and 100% of its shareholding was acquired by EC Advertising on December 8, 2019.

●	Peak Equity International Limited (“Peak Equity”), a company incorporated under the laws of British Virgin Islands on July 1, 2014 and 100% of its shareholding was acquired by Vintage on December 27, 2019.

●	ECrent Worldwide Company Limited (“ECrent Worldwide”), a company incorporated under the laws of Hong Kong on June 14, 2013 and 100% of its shareholding was acquired by Peak Equity.

●	Universal Sharing Limited (“Universal”), a company incorporated under the laws of British Virgin Islands on July 1, 2014 and is wholly-owned by Peak Equity.

●	Ecrent Capital Holdings Limited (“Ecrent Capital”), a company incorporated under the laws of British Virgin Islands on August 5, 2016 and is wholly-owned by ECrent Worldwide.

Going concern

These combined and consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying combined and consolidated financial statements, the Company had a net loss of approximately $27,507,629 for the year ended December 31, 2019 and suffered from capital deficit of $6,300,071 at December 31, 2019. Due to termination of VIE agreements, the Company ceased and discontinued its operation in China and fully impaired the value of these subsidiaries. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report.

The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from convertible debt and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. The accompanying combined and consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of presentation

The Company is a public traded and holding company being incorporated under the laws of the State of Delaware on June 24, 1987. In connection with the consummation of the share exchange transaction on December 27, 2019 with Peak Equity, Peak Equity is considered as the accounting acquirer.

The share exchange transaction has been accounted for as a reverse acquisition of the Company whereby Peak Equity is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying combined and consolidated financial statements are in substance those of Peak Equity, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of Peak Equity, together with the Company’s existing business, as a combined entity.

Accordingly, the accompanying combined and consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)	the financial position, results of operations, and cash flows of the accounting acquirer and accounting acquiree for all periods presented as if the reverse transaction had occurred at the beginning of the earliest period presented and the operations of the Company as a combined entity from the date of share exchange transaction.

SEII, Peak Equity and its subsidiaries are hereinafter referred to as (the “Company”).

All references that refer to (the "Company" or "SEII" or "we" or "us" or "our") are to SEII, the Registrant and its wholly or majority owned subsidiaries unless otherwise differentiated.  The Company is currently engaged in the sharing economy business.

These accompanying combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

Principles of Consolidation

The combined and consolidated financial statements for the years ended December 31, 2019 and 2018 include the financial statements of the Company, Peak Equity, and its wholly-owned and majority owned subsidiaries, as well as the financial statements of the Huayang Companies, including Dyeing and Heavy Industries, which ceased and discontinued their operations effectively from December 30, 2019, upon the termination of VIE agreements. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

On December 30, 2016, the Company sold and transferred its 100% interest in Fulland Wind to an unrelated party and discontinued the Company’s forged rolled rings and related components business. Additionally, the Company’s management decided to discontinue its petroleum and chemical equipment segment due to significant declines in revenues and the loss of its major customer. As such, forged rolled rings and related components segment’s and petroleum and chemical segment’s assets and liabilities have been classified on the consolidated balance sheets as assets and liabilities of discontinued operations as of December 31, 2019 and 2018. The operating results of the forged rolled rings and related components and petroleum and chemical segments have been classified as discontinued operations in our consolidated statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the consolidated financial statements are related to the Company’s continuing operations.

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

On December 30, 2019, the Company, through its subsidiary, Green Power Environment Technology (Shanghai) Co., Ltd. And Wuxi Huayang Dye Machinery Co. Ltd. entered into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007. The Company has concluded that it should de-consolidate the financial statements with VIEs upon the loss of control, effective from the date of December 30, 2019. The Company would no longer provide financial support to VIEs, the operations in the PRC are ceased and are treated as discontinued operations in the financial statements accordingly.

Upon the effectiveness of termination, the Company no longer controls these VIEs and does not bear the risk and obligation among these VIEs from their operations in the PRC accordingly.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2019 and 2018 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

Discontinued operations

On December 30, 2019, the Company’s Board of Directors approved to enter into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007 with Huayang Companies. The operations in China was closed down and fully written-off at December 31, 2019. The assets and liabilities of Huayang Companies have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s combined and consolidated statements of operations for all years presented.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At December 31, 2019 and 2018, cash balances held in PRC and Hong Kong banks of $83,667 and $215,434, respectively, are uninsured.

Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. Any unrealized losses that are deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive income (loss).

Realized gains and losses on marketable securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the weighted average cost method.

The Company regularly evaluates whether the decline in fair value of available-for-sale securities is other-than-temporary and objective evidence of impairment could include:

●	The severity and duration of the fair value decline;

●	Deterioration in the financial condition of the issuer; and

●	Evaluation of the factors that could cause individual securities to have an other-than-temporary impairment.

During the year ended December 31, 2019 and 2018, $33,975 and $965,000 was recognized as impairment loss as other-than-temporary decline in fair value, respectively.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2019 and 2018.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$4,532,296	$4,532,296	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$75,000	$75,000	$–	$–

As of December 31, 2019 and 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Restricted cash (discontinued operations)

Restricted cash mainly consists of cash deposits held by various banks in the PRC and Hong Kong to secure bank acceptance notes payable. The Company’s restricted cash totaled $0 and $76,512 at December 31, 2019 and 2018, respectively.

Notes receivable (discontinued operations)

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $0 and $149,757 at December 31, 2019 and 2018, respectively.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2019 and 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $11,028,252 and $9,527,060 for discontinued operations, respectively. For the continuing operations, the allowance for doubtful accounts was amounted to $48,952 and $0, respectively.

Inventories (discontinued operations)

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $4,519,567 and $1,088,443 at December 31, 2019 and 2018 for discontinued operations, respectively.

Advances to suppliers (discontinued operations)

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $0 and $565,295 at December 31, 2019 and 2018 for discontinued operations, respectively.

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

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At December 31, 2019 and 2018, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2019 and 2018. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the annual impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $6,257,583, and impairment loss on intangible assets of $565,008 and $893,625 for the years ended December 31, 2019 and 2018, in relation to its discontinued operations.

Impairment of goodwill

In accordance with ASC 350-30-35-4 requirement, the Company hired specialist to review goodwill value for impairment whenever that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Upon completion of the annual impairment analysis for goodwill, the Company determined that the carrying value exceeded the fair market value on certain goodwill formerly on the Company’s book, and in connection with the impairment of goodwill, the Company recorded impairment loss on goodwill of $898,908 and $25,965 for the year ended December 31, 2019 and 2018.

Advances from customers (discontinued operations)

Advances from customers at December 31, 2019 and 2018 amounted to $0 and $1,073,797, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

Continuing operations

The Company derives its revenues from the sale of licence and advertising right and in a term of certain periods. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

Discontinued operations

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2019 and 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Through September 30, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non- employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. The Company periodically reassessed the fair value of non-employee share based payments until service conditions are met, which generally aligns with the vesting period of the equity instrument, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. The Company adopted ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for nonemployee share- based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees.

Employee benefits

The Company’s operations and employees are all located in the PRC and Hong Kong. The Company makes mandatory contributions to the PRC and Hong Kong governments’ health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws and law of Mandatory Provident Fund in Hong Kong. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs incurred. Employee benefit costs totaled $14,709 and $39,301 for the years ended December 31, 2019 and 2018 for continuing operations, respectively. Employee benefit costs totaled $220,238 and $248,383 for the years ended December 31, 2019 and 2018 for discontinued operations, respectively.

Research and development (discontinued operations)

Research and development costs are expensed as incurred. The costs primarily consist of raw materials and salaries incurred for the development and improvement of the Company’s dyeing and finishing machine product line. Research and development costs totaled $317,891 and $498,803 for the years ended December 31, 2019 and 2018, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (“HKD”). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2019 and 2018 was $(73,776) and $90,427, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates, prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries and affiliates. The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries and VIE’s located in the People’s Republic of China (“PRC”), asset and liability accounts at December 31, 2019 and December 31, 2018 were translated at 7.1363 RMB to $1.00 and at 6.8778 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. For operating subsidiaries in Hong Kong, asset and liability accounts at December 31, 2019 and December 31, 2018 were translated at 7.7872 HKD to $1.00 and 7.8305 HKD to $1.00, which were the exchange rates on the balance sheet date. For operating subsidiaries and VIE’s located in the PRC, the average translation rates applied to the statements of operations for the years ended December 31, 2019 and 2018 were 6.8609 RMB and 6.6187 RMB to $1.00, respectively. For operating subsidiaries located in Hong Kong, the average translation rates applied to the statements of operations for the year ended December 31, 2019 and 2018 were 7.8 HKD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2019 and 2018. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2019	2018
Net Loss for basic and diluted attributable to common shareholders	$(27,507,629)	$(42,963,984)
From continuing operations	(2,556,543)	(16,593,910)
From discontinued operations	$(24,951,086)	$(26,370,074)

Weighted average common stock outstanding– basic and diluted	188,332,818	186,811,503

Net (loss) income per share of common stock
From continuing operations – basic and diluted	$(0.01)	$(0.09)
From discontinued operations – basic and diluted	(0.13)	(0.14)
Net (loss) income per common share - basic and diluted	$(0.14)	$(0.23)

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

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2019 and 2018 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications have no effect on previously reported net income (loss) and related to the reclassification of discontinued operations.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – ACQUISITIONS

Acquisition of ECRent Group

On December 27, 2019, the Company completed the Acquisition of Peak Equity International Limited and Subsidiaries (collectively “Peak Equity”) (the “Acquisition”) for its 100% equity interest. The consideration of the Acquisition totaled approximately 7,200,000,000 shares of the Company’s common stock, at the price of $0.25, equal to $1,800,000,000.

This Acquisition is considered as related party transaction, whereas Ms. Deborah Yuen (a spouse of Mr Chan Tin Chi), an affiliate of YSK 1860 Co., Limited, which is a shareholder of the Company, previously controlled Peak Equity during 2017 and 2018.

The Acquisition will be accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805, Business Combinations, using the reverse acquisition method whereas Peak Equity is considered as the accounting acquirer and the Company as the acquired party. The purchase price allocation is based on net recognized values of SEII’s (accounting acquire) identifiable assets and liabilities.

Goodwill is measured as the excess of the fair value of the consideration effectively transferred over the net amount of SEII’s recognized identifiable assets and liabilities as at December 27, 2019, as follows:

$
Consideration effectively transferred	4,590,197
Less: Net recognized values of SEII’s identifiable assets and liabilities
Acquired Assets:
Cash and cash equivalents	79,274
Accounts receivable	260,296
Notes receivable	56,052
Inventories	1,724,754
Deposits and prepayments	1,498,224
Other receivable	77,029
Plant and equipment	5,859,215
Intangible assets #	3,853,190
Assumed liabilities:
Accounts payable	(2,589,895)
Convertible note payable	(838,571)
Accrued expenses	(693,728)
Other payable	(151,807)
Tax payable	(64,691)
Amounts due to related parties	(2,275,391)
Bank loans	(1,287,013)
Liabilities of discontinued operations	(184,690)
Bargain purchase gain (negative goodwill)	(732,051)

In accordance with ASC 805, “Business Combinations,” the excess of fair value of acquired net assets over purchase price (negative goodwill) of $0.7 million, was recognized as a gain in the period the Reverse Merger was completed.

Intangible assets consisted of:	Useful life	December 27, 2019
Land use rights	45 - 50 years	$3,783,611
Other intangible assets	3 - 5 years	1,593,817
Goodwill	-	27,353
		5,404,781
Less: accumulated amortization		(1,551,591)
		$3,853,190

Acquisition of G-Coin

On December 18, 2019, Ying Huihao and EC Advertising Limited entered into a Sale and Purchase Agreement with respect to G-Coin Worldwide Limited (“G-Coin”), whereby the Company shall issue 3,425,328 shares of common stock in exchange for two vessels owned by G-Coin, amounted to the fair value of $897,436.

Acquisition of 3D Discovery

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

Cash	$2,374
Account receivable and prepayment	21,663
Property and equipment	9,222
Goodwill	53,431
Other intangible assets	1,300,805
Total assets acquired at fair value	1,387,495

Accounts payable and accrued expenses	(6,678)
Non-controlling interest assumed	(403,833)
Total liabilities and non-controlling interest assumed	(410,511)

Total purchase consideration	$976,984

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

NOTE 3 – DISCONTINUED OPERATIONS

On December 30, 2019, the Company’s Board of Directors approved to enter into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007 with Huayang Companies. The operations in China was closed down and fully written-off at December 31, 2019. The assets and liabilities of Huayang Companies have been accounted for as discontinued operations in the Company’s combined and consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s combined and consolidated statements of operations for all years presented. At December 31, 2019, the Company recognized a gain of $4,731,804 from deconsolidation of VIEs.

The carrying amount of the VIE’s assets and liabilities are included and presented as discontinued operations in the accompanying consolidated financial statements of the Company and are summarized as follows:

	December 31, 2019	December 31, 2018
Current assets
Cash	$-	$591,516
Restricted cash	-	76,512
Notes receivable	-	149,757
Accounts receivable, net	-	4,236,447
Inventory, net	-	6,414,305
Advances to suppliers	-	565,295
Receivable from sale of subsidiary	-	2,791,590
Prepaid expenses and other receivables	-	880,649
Other current assets	-	209,926
Total current assets		15,915,997

Property and equipment, net	-	21,506,658
Intangible assets, net	-	2,933,874

Total assets	-	40,356,529

Liabilities
Current liabilities
Short-term bank loans	-	2,255,658
Accounts payable and accrued liabilities	-	4,701,501
Advances from customers	-	1,073,797
Income tax payable	-	60,065
Other liabilities, current	-	268,532
Other liabilities, non-current	-	244,910

Total liabilities	-	8,604,463

Net assets	$-	$31,752,066

The summarized operating result of discontinued operations included in the Company’s combined and consolidated statements of operations is as follows:

	Years Ended December 31,
	2019	2018
Revenues, net	$(6,661,473)	$9,299,867
Cost of revenues	(11,683,813)	(13,430,279)
Gross loss	(5,022,340)	(4,130,412)
Operating expenses	(19,696,644)	(13,171,020)
Loss from operations	(24,718,984)	(17,301,432)
Other expense, net	(232,102)	(9,068,642)

Loss from discontinued operations, net of income taxes	$(24,951,086)	$26,370,074)

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2019 and 2018, accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$49,257	$13,855,040
Less: allowance for doubtful accounts and impairment loss	(48,952)	(9,527,060)
Accounts receivable, net	305	4,327,980
Less: Accounts receivable, net – discontinued operations	-	(4,236,447)

Accounts receivable, net – continuing operations	$305	$91,533

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. For the years ended December 31, 2019 and 2018, bad debt expense amounted to $4,307,234 and $1,920,490 for discontinued operations, respectively. At December 31, 2019, the Company recognized a full impairment charge to property and equipment of discontinued operations.

NOTE 5 – INVENTORIES

At December 31, 2019 and 2018, inventories consisted of the following:

	December 31, 2019	December 31, 2018
Raw materials	$-	$1,207,334
Work-in-process	-	872,376
Finished goods	-	5,547,301
	-	7,627,011
Less: reserve for obsolete inventories and impairment loss	-	(1,212,706)

Inventories, net	-	6,414,305
Less: Inventories, net – discontinued operations	-	(6,414,305)

Inventories, net – continuing operations	$-	$-

The Company establishes a reserve to mark down its inventories for estimated unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value based on assumptions about the usability of the inventories, future demand and market conditions. For the years ended December 31, 2019 and 2018, the Company increased its reserve for obsolete inventory of $3,306,861 and $944,567 for discontinued operations, respectively. At December 31, 2019, the Company recognized a full impairment charge to property and equipment of discontinued operations.

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Office equipment and furniture	5 years	$25,815	$95,629
Manufacturing equipment	5 - 10 years	-	20,297,029
Vehicles	5 years	72,382	176,884
Building and building improvements	5 - 20 years	-	21,341,612
Manufacturing equipment in progress	-	-	338,190
Construction in progress	-	-	4,686,673
Vessels	10 years	588,592	-
		686,789	46,936,017
Less: accumulated depreciation and impairment loss		(66,714)	(25,370,263)

Property and equipment, net		620,075	21,565,754
Less: Property and equipment, net – discontinued operations		-	(21,506,658)
Property and equipment, net – continuing operations		$620,075	$59,096

Depreciation expense from continuing operations for the years ended December 31, 2019 and 2018 amounted to $28,980 and $26,928, respectively. Depreciation expense from discontinued operations for the years ended December 31, 2019 and 2018 amounted to $565,008 and $4,028,214, respectively. At December 31, 2019, the Company recognized a full impairment charge to property and equipment of discontinued operations.

NOTE 7 – INTANGIBLE ASSETS

At December 31, 2019 and 2018, intangible assets consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Land use rights	45 – 50 years	$-	$3,925,789
Other intangible assets	3 - 5 years	843,817	845,180
Redemption code	5 years	750,000	-
Goodwill	Infinite	27,353	27,421
		1,621,170	4,798,390
Less: accumulated amortization and impairment loss		(512,763)	(1,235,877)
Intangible assets, net		1,108,407	3,562,513
Less: Intangible assets, net – discontinued operations		-	(2,933,874)
Intangible assets, net – continuing operations		$1,108,407	$628,639

On December 14, 2019, the Company acquired certain redemption codes in exchange for 2,757,353 shares of its common stock at the current fair value of $750,000 for its e-commerce payment purpose.

Amortization expense from continuing operations for the years ended December 31, 2019 and 2018 amounted to $270,894 and $440,020, respectively. Amortization expense from discontinued operations for the years ended December 31, 2019 and 2018 amounted to $84,219 and $267,370, respectively. At December 31, 2019, the Company recognized a full impairment charge to property and equipment of discontinued operations.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2020	$419,317
2021	186,332
2022	167,932
2023	157,473
2024	150,000
Thereafter	-
$1,081,054

NOTE 8 –BANK LOANS

Bank loans of $5,098,796 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $4,558,749 is expected to be repaid in the next twelve months and interest is charged at the rate of 3.2625% per annum over the Hong Kong Dollar Best Lending Rate.

At 31 December 2019, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

At December 31, 2019 and 2018, bank loans consisted of the following:

	December 31, 2019	December 31, 2018
Mortgage loan	$5,098,796	$-
Line of revolving loan	4,558,749	-
Short-term bank loans	1,195,297	2,182,960
Long-term bank loans	-	244,910

Total bank loans	10,852,842	2,427,870
Less: Total bank loans – discontinued operations	(1,195,297)	(2,427,870)
Total bank loans – continuing operations	$9,657,545	$-

Reclassifying as:
Current portion	$4,676,184	$-
Long-term portion (more than 12 months)	4,981,361	-

Total bank loans	$9,657,545	$-

Interest related to the bank loans, which was $322,201 and $242,703 for the years ended December 31, 2019 and 2018, respectively, is included in interest expense on the accompanying combined and consolidated statements of operations.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

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

The convertible note payable has been extended longer period agreed by both parties.

At December 31, 2019 and 2018, convertible debt consisted of the following:

	December 31, 2019	December 31, 2018
Principal	$838,571	$872,674
Unamortized discount	-	(162,170)
Convertible debt, net	$838,571	$710,504

For the years ended December 31, 2019 and 2018, amortization of debt discount and interest expenses amounted to $162,170 and $242,699, respectively. At December 31, 2019 and 2018, accrued interest amounted to $63,303 and $13,187, respectively.

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

On December 27, 2019, the Company completed the Acquisition of Peak Equity International Limited and Subsidiaries (collectively “Peak Equity”) (the “Acquisition”) for its 100% equity interest. The consideration of the Acquisition totaled approximately 7,200,000,000 shares of the Company’s common stock, at the price of $0.25, equal to $1,800,000,000. This Acquisition is considered as related party transaction, whereas Ms. Deborah Yuen (a spouse of Mr Chan Tin Chi), an affiliate of YSK 1860 Co., Limited, which is a shareholder of the Company, previously controlled Peak Equity during 2017 and 2018.

Upon the acquisition of ECRent Group, these related party balances and transactions are eliminated upon consolidation at December 31, 2019.

Due to related parties

From time to time, during 2019 and 2018, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2019 and 2018, the Company received advances from Chan Tin Chi Family Company Limited for working capital totaled $820,061 and $1,394,872, respectively, and repaid to Chan Tin Chi Family Company Limited a total of $31,604 and $484,956, respectively. At December 31, 2019 and 2018, amounts due to Chan Tin Chi Family Company Limited amounted to $2,045,962 and $3,865,260, respectively.

At December 31, 2019 and 2018, amounts due to related companies amounted to $319,542 and $2,267,587, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 11 – INCOME TAXES

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

Sharing Economy International Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $9,578,000 for income taxes purposes through December 31, 2018 and Foreign Tax Credits related to the Income Tax Laws of the PRC of approximately $982,409, subject to the Internal Revenue Code (“IRC”) Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The Company has not calculated its IRC Section 382 change of ownership to date, but there seems to have been a change of ownership within the meaning of IRC Section 382, which has not limited the use of net operating losses, nor foreign tax credits as of December 31, 2018, based upon Managements review. The net operating loss carries forward and foreign tax credit carry forward for United States income taxes may be available to reduce future years’ taxable income. Net operating loss carry forwards through December 31, 2017 of $8,402,000 will expire, if not utilized, through 2037 and the remaining foreign tax credits expire, if not utilized, through 2026. Net operating loss carry forwards for 2018 of $1,176,000 forward may be carried forward indefinitely subject to annual usage limitations. As of December 31, 2019, the Company’s discontinued operations had net operating loss carryforwards of approximately $10,812,000 for PRC income tax purposes, such losses are set to expire in 2024 for PRC income tax purposes. As of December 31, 2019, the Company had net operating loss carryforwards of approximately $2,670,000 for Hong Kong income tax purposes.

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

For discontinued operations, the Company has cumulative undistributed earnings from its China subsidiaries and VIEs of approximately $0 and $0 million as of December 31, 2019 and 2018, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2019 and 2018:

	2019	2018
U.S. statutory rates	21.0%	21.0%
U.S. effective rate different than China tax rate	(0.4)%	(0.4)%
Non-deductible expenses	(11.6)%	(16.3)%
China valuation allowance	(8.0)%	(4.5)%
U.S. valuation allowance	(1.0)%	(0.6)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2019 and 2018, income taxes expense was related to our discontinued operations in the PRC and amounted to $0 and $0, respectively.

The tax effects of temporary differences under ASC 740 “Accounting for Income Taxes” that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:		(Restated)
Net U.S. operating loss carry forward	$2,211,684	$2,011,408
Net PRC and Hong Kong operating loss carry forward	1,731,760	4,035,784
Foreign tax credit	206,306	206,306
Total gross deferred tax assets	4,149,750	6,253,498
Less: valuation allowance	(4,149,750)	(6,253,498)
Net deferred tax assets	$-	$-

During the year ended December 31, 2019, the valuation allowance decreased by $2,103,748 due to the de-consolidation of PRC VIEs.

NOTE 12 – STOCKHOLDERS’ EQUITY

Authorized shares

On November 15, 2019, an amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of Nevada to increase the number of shares of common stock which the Company is authorized to issue to 250,000,000 shares of common stock, and to increase the number of shares of preferred stock which the company is authorized to issue to 50,000,000 shares of preferred stock.

As of December 31, 2019, the Company’s authorized share is 300,000,000 common shares with a par value of $0.001 per share, consisting of 50,000,000 shares of preferred stock and 250,000,000 shares of common stock.

Preferred stock designated

On September 7, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Series A Preferred Stock (the “Designation”). The Designation authorized 10,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall be convertible into one (1) share of the Company’s common stock, at the option of the holder, on or after the date and subject to the conditions set forth in the Designation. There is no issue of Series A Preferred Stock as of December 31, 2019 and 2018.

Common stock issued for services

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

During the year ended December 31, 2019, pursuant to consulting and service agreements, the Company issued an aggregate of 1,749,347 shares of common stock to certain consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s common stock at reporting date. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant or vendor at the fair market value of $399,936.

Also, the Company terminated the consulting agreements of eleven consultants. The consultants surrendered an aggregate of 562,501 shares issued in prior periods. In addition, the Company also mutually agreed or terminated the consulting and service agreements of three consultants and vendors. Both parties forgo their respective rights as stated in the agreements; and the Company has no obligation to issue in aggregate of 223,135 shares in effect. As a result of the above mentioned transactions, the Company reversed the fair value of $947,948 recognized in stockholders’ equity in prior periods.

In connection with the issuance of the shares to consultants and vendors, the Company recorded prepaid expenses of $0 and $1,709,989 which is being amortized over the respective service period as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the Company recorded stock-based consulting and service fees of $3,018,829 and $10,366,170, respectively.

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

In December 2019, pursuant to a stock purchase agreement, the Company sold 2,500,000 shares of common stock to an investor at a purchase price of $0.282 per share for net cash proceeds a total of $705,000. The Company did not engage a placement agent with respect to these sales.

Common stock issued debt conversion

For the year ended December 31, 2018, the Company issued 236,721 shares of its common stock upon conversion of debt.

For the year ended December 31, 2019, the Company issued 266,667 shares of its common stock upon conversion of debt.

Common stock issued for assets

On December 14, 2019, the Company entered into a Transfer Agreement relating to the transfer of redemption codes in exchange for 2,757,353 shares of common stock of the Company.

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

On December 18, 2019, the Company completed the acquisition of 100% of the issued and outstanding capital stock of G-Coin Worldwide Limited (“G-Coin”), whereby the Company issued 3,425,328 shares of common stock in exchange for two vessels owned by G-Coin.

On December 27, 2019, the “Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and Peak Equity International Limited, a British Virgin Islands corporation (“Peak Equity”), and all of the holders of ordinary shares of Peak Equity, which consisted of three shareholders. Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 7,200,000,000 shares of common stock of the Company in consideration for all the issued and outstanding ordinary shares of Peak Equity. For the year ended December 31, 2019, the Company issued 181,639,213 shares of common stock to the Peak Equity Shareholder on a pro rata basis, based on their respective interests in Peak Equity. The effect of the issuance is that former Peak Equity ordinary shareholders now hold approximately 90.8% of the issued and outstanding shares of common stock of the Company, and Peak Equity is now a wholly-owned subsidiary of the Company. The Articles of Incorporation authorize the Company to issue 200,000,000 of common stock. The Company is still obligated to issue an additional 7,018,360,787 shares of common stock to the Peak Equity shareholders, and plans to amend its Articles of Incorporation, as amended, to increase its number of authorized shares of common stock for such purpose. Assuming the issuance of such additional 7,018,360,787 shares of common stock to the Peak Equity shareholders, the Peak Equity shareholders will hold approximately 99.7% of the issued and outstanding shares of common stock of the Company.

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

In February 2019, the Company issued 85,470 shares as donation to Hong Kong Baptist University (“HKBU”). The Foundation would use the funds raised from the donation to support the delivery of education, operation, facilities enhancement and study of the Academy of Film of HKBU. These shares were valued at $259,598, or $3.04 per share. In connection with this donation, during the year ended December 31, 2019, the Company recorded donation expense of $259,598, which is included in operating expenses.

Shares issued in connection with Tenancy Agreement for office complex of Shaw Movie City

Sharing Film International Limited (“Sharing Film”), a wholly owned subsidiary of the Company, entered into a tenancy agreement with Shaw Movie City Hong Kong Limited (“Landlord”). The Landlord let and Sharing Film took one level of office complex of Shaw Movie City for one year commencing from November 1, 2018 renewable on a yearly basis. On July 24, 2018, the Company issued a total of 366,134 shares, including 311,357 shares as the payment for the annual rental and part of the management fee for the one year tenure and 54,777 shares as the payment of part of the tenancy deposit. These shares were valued at $1,268,727. Upon the Company’s common stock price decreased, on January 11, 2019, Sharing Film entered into a deed of surrender with the Landlord. Sharing Film surrendered and delivered back vacant possession of one level of office complex of Shaw Movie City to the Landlord. The Landlord forfeited all the deposits paid and terminated the tenancy agreement. During the year ended December 31, 2018, the Company recorded stock-based rental and management fee of $1,268,727.

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

2019
Dividend rate	0%
Term (in years)	2.0 years
Volatility	111.9%
Risk—free interest rate	2.24%

There was no warrant activity in 2019. Warrant activities for the year ended December 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	$-	-	$-
Granted	134,328	7.18	2.0	-
Cancelled	-	-		-
Balance Outstanding December 31, 2018	134,328	$7.18	1.4	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Balance Outstanding December 31, 2019	134,328	$7.18	1.4	$-

NOTE 13 – SEGMENT INFORMATION

During the year ended December 31, 2019 and 2018, the Company operated in two reportable business segments - (1) the manufacture of textile dyeing and finishing equipment segment, and (2) the Sharing Economy Segment which targets the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. During the 2019 and 2018 periods, Company’s operations in dyeing and finishing equipment were conducted in the PRC, while Sharing Economy Segment is based and operated in Hong Kong.

Information with respect to these reportable business segments for the years ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2019	2018
Revenues:
Dyeing and finishing equipment (discontinued operations)	$6,661,473	$9,299,867
Sharing economy	29,655	208,175
	6,691,128	9,508,042
Depreciation:
Dyeing and finishing equipment (discontinued operations)	565,008	4,028,214
Sharing economy	28,980	19,447
	593,908	4,047,661
Interest expense
Dyeing and finishing equipment (discontinued operations)	147,631	131,684
Sharing economy	322,201	242,703
	469,832	374,387
Net (loss) income
Dyeing and finishing equipment (discontinued operations)	(24,951,086)	(26,370,074)
Sharing economy	(2,556,543)	(12,728,399)
Other (a)	-	(3,865,511)
	$(27,507,629)	$(42,963,984)

	December 31, 2019	December 31, 2018
Identifiable long-lived tangible assets at December 31, 2019 and 2018 by segment
Dyeing and finishing equipment (discontinued operations)	$1,980,643	$16,481,795
Sharing economy	620,075	59,096
Other (b)	-	5,024,863
	$2,600,718	$21,565,754

	December 31, 2019	December 31, 2018
Identifiable long-lived tangible assets at December 31, 2019 and 2018 by geographical location
China	$1,980,643	$21,506,658
Hong Kong	620,075	59,096
	$2,600,718	$21,565,754

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

(b)	Represents amount of net tangible assets not in use and to be used by for new segment being developed.

NOTE 14 – CONCENTRATIONS

Customers

No customer accounted for 10% of the Company’s total outstanding accounts receivable at December 31, 2019 and 2018.

Suppliers

No supplier accounted for approximately 10% of the Company’s total outstanding accounts payable at December 31, 2019 and 2018.

NOTE 15 – COMMITMENT AND CONTINGENCIES

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

Stocks to be issued

On December 27, 2019, the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and Peak Equity International Limited, a British Virgin Islands corporation (“Peak Equity”), and all of the holders of ordinary shares of Peak Equity, which consisted of three shareholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 7,200,000,000 shares of common stock of the Company in consideration for all the issued and outstanding ordinary shares of Peak Equity. On December 27, 2019, we issued 181,639,213 shares of common stock to the Peak Equity Shareholder on a pro rata basis, based on their respective interests in Peak Equity. The effect of the issuance is that former Peak Equity ordinary shareholders now hold approximately 90.8% of the issued and outstanding shares of common stock of the Company, and Peak Equity is now a wholly-owned subsidiary of the Company.

Our Articles of Incorporation authorize us to issue 200,000,000 of common stock. The Company is still obligated to issue an additional 7,018,360,787 shares of common stock to the Peak Equity shareholders, and plans to amend its Articles of Incorporation, as amended, to increase its number of authorized shares of common stock for such purpose.  Assuming the issuance of such additional 7,018,360,787 shares of common stock to the Peak Equity shareholders, the Peak Equity shareholders will hold approximately 99.7% of the issued and outstanding shares of common stock of the Company.

In March 2020, the amendment to our Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 250,000,000 to 7,450,000,000 was approved. The Company issued the remaining 7,018,360,787 shares of common stock to Peak Equity shareholders accordingly.

NOTE 16 – SUBSEQUENT EVENTS

The Company is currently in default under Iliad Note with the outstanding balance of $838,571 in principal and $63,303 accrued interest at December 31, 2019. In April 2020, an amount of $100,000 was redeemed and converted 502,955 shares of the Company’s common stock. The remaining outstanding balance of Iliad Note was $1,269,464 at April 30, 2020. At the date of filing, both parties have not reached into the mutual agreement.

In March 2020, the amendment to our Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 250,000,000 to 7,450,000,000 was approved. The Company issued the remaining 7,018,360,787 shares of common stock to Peak Equity shareholders accordingly.

On March 24, 2020, the Company sold its equity interest of 80% in AnyWorkspace Limited for a consideration of approximately $8,252.

On April 5, 2020, the Company and Oasis Capital, LLC (“Oasis”) entered into a Equity Purchase Agreement, Oasis shall purchase from the Company up to Four Million Dollars ($4,000,000) of the Company’s Common Stock, at 85% of Market Price. 400,000 shares of Common Stock has issued by the Company to Oasis as Commitment Shares.

On April 7, 2020, the Company and Power Up Lending Group Ltd., (“Power Up”) entered into a Securities Purchase Agreement, whereby the Company issued a note to Power Up (the “Power Up Note”) in the principal amount of $83,000 with additional tranches of up to $1,000,000 in the aggregate over the next twelve (12) months, subject to the discretion of both parties. The Power Up Note is a convertible into shares of the common stock of the Company at a price equal to 65% of the average of the two (2) lowest trading prices for the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

On April 8, 2020, the Company and shareholder of OOB HK Media HK Limited (“OOB HK”) Entered into a Share Exchange Agreement, whereby the Company shall issue 239,387,189 shares of series A convertible preferred stock at a price of $0.33 per share, in exchange of 100% ownership of OOB HK, which owns 100% of Tone Rich (Shanghai) Limited that holds 69.6% of OOB Media (Sichuan) Company Limited, an advertising media technology and agency company.

On April 14, 2020, the Company and Black Ice Advisors, LLC (“Black Ice”) entered into a Securities Purchase Agreement, whereby the Company issued a note to Black Ice (the “Black Ice Note”) in the principal amount of $110,000 in exchange for a total investment of $100,000. The Black Ice Note is a convertible into shares of the common stock of the Company at a price equal to 60% of the lowest trading price of the Company’s common stock for the fifteen (15) prior trading days including the day upon which a Notice of Conversion is received by the Company.

On April 21, 2020, Company and StockVest (“StockVest”) entered into a Consulting, Public Relationship and Marketing Letter Agreement, StockVest shall provide SEII with coverage and launch a market awareness campaign and perform various public and investor relation services including but not limited to, news dissemination, creation and distribution of investor information, double opt-in email campaigns, internet profiles and social media feeds. 400,000 shares of Common Stock has issued by the Company to StockVest as service fee.

In May 2020, a 1-for-50 reverse stock split of the issued and outstanding shares of our common stock was approved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Jianhua Wu, our chief executive officer, and Wanfen Xu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wu and Ms. Xu concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2019.

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

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2019. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2019 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART III

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Jianhua Wu	65	Chief executive officer, chairman and director
Lam Ka Man	39	Chief financial officer
Ping Kee Lau	71	Director
Shao Yuan Guo 1,2,3	63	Director
Lo Yu Ming 1,2,3	59	Director
Ying Ying Wong 1,2,3	39	Director

[1]	Member of the audit committee.
[2]	Member of the compensation committee.
[3]	Member of the corporate governance/ nominating committee.

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

Lam Ka Man has over 20 years of experience in accounting and general management. Previously, she was internal audit of Manufacturing factory in Hong King & China. She has an Diploma of secretary course. We believe Lam Ka Man has relevant accounting and management experience which is useful for the development our business in Hong Kong & China.

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

Shao Yuan Guo has over 10 years of experience in banking and financial services with Industrial and Commercial Bank of China (ICBC) and The People's Bank of China in China. He has over 20 years of management experience in manufacturing industries. We nominated Ms GUO as a director because we believe his investment and management experiences in China is important for the future development of the Company in the market.

Lo Yu Ming has the management experience for more than 28 years and have been the director of human resources management in Greater China in major multinational companies over 20 years. Dr. Lo not only graduated a bachelor of arts degree, but also the master of business administration, a bachelor of Law, a master of law in China, and a doctorate in business administration. He is a senior professional trainer and has provided training and consulting service for major multinational companies, such as Hong Kong Government, Nokia, ING Insurance, Fedex, Thomason Multimedia, Duracell, Schrinder, Hong Kong Management Association (HKMA), San Miguel, etc.

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

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Mr. Shao, Mr. Lo and Ms. Wong, with Ms. Wong serving as Chairlady. The compensation committee is comprised of Mr. Shao, Mr. Lo and Ms. Wong, with Mr. Shao serving as Chairman. The corporate governance/nominating committee is comprised of Ms. Wong, Mr. Shao and Mr. Lo, with Ms. Wong serving as Chairlady. Our Plan is administered by the compensation committee.

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

The board and its committees held the following number of meetings during 2019:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors had no meetings during 2019.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2019.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2019 and 2018 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2019 and 2018. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jianhua Wu,	2019	0	0	0	0	0
chief executive officer (1)	2018	36,261	0	34,500	0	70,761

Wanfen Xu,	2019	0	0	0	0	0
chief financial officer (2)	2018	12,957	0	0	0	12,957

Ka Man Lam	2019	4,230	0	0	0	4,230
chief financial officer (3)	2018	0	0	0	0	0

Parkson Yip,	2019	0	0	0	0	0
chief operating officer (4)	2018	42,637	0	0	1,154	43,791

(1)	Mr. Wu’s 2018 compensation consisted of cash salary of $36,261 and 115,000 shares of common stock valued at $34,500.
(2)	Ms. Xu has been our chief financial officer since March 1, 2016 and resigned on December 3, 2019.
(3)	Ms. Lam has been our chief financial officer since December 3, 2019.
(4)	Mr. Yip has resigned as chief operating officer on April 1, 2018.

Employment Agreement

On April 1, 2018, Mr. Yip resigned as the chief operating officer and was re-designated as vice president of strategic business development of the Group under a consultant agreement.

On December 3, 2019, Ms. Xu resigned as the chief financial officer.

On December 3, 2019, Ms. Lam appointed as the chief financial officer.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2019. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Ping Kee Lau	23,077	3,000	26,077
Cho Fu Li (1)	58,462	1,950	60,412
Xue Leng (2)	24,000	0	24,000
Anthony Che Chung Chan (3)	0	0	0
Shao Yuan Guo (4)	0	0	0
Lo Yu Ming (5)	0	0	0
Ying Ying Wong	27,692	9,900	37,592

(1)	Resigned as a director from 10 July, 2020
(2)	Resigned as a director from 4 November, 2019
(3)	Been a director since 4 November, 2019
(4)	Been a director since 4 November, 2019
(5)	Been a director since 10 July, 2020.

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

The following table sets forth information as options outstanding on December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Equity
Incentive
Plan
Awards:
								Equity	Market or
							Market	Incentive	Payout
		Equity	Equity			Number	Value	Plan	Value
		Incentive	Incentive			of	of	Awards:	of
		Plan	Plan			Shares	Shares	Number of	Unearned
		Awards:	Awards:			or	or	Unearned	Shares,
		Number of	Number of			Units of	Units of	Shares,	Units
	Number	Securities	Securities			Stock	Stock	Units or	or other
	of	Underlying	Underlying			that	that	Other	Rights
	Securities	Unexercised	Unexercised	Option	Option	have	Have	Rights that	that
	Underlying	Unearned	Unearned	Exercise	Expiration	not	not	have not	have not
	Unexercised	Options	Options	Price	Date	Vested	Vested	Vested	Vested
Name	options	(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(#) (b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jianhua Wu	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Jianhua Wu *	115,000	0.00%
Wanfen Xu (3) *	0	0.00%
Ping Kee Lau *	10,000	0.00%
Cho Fu Li *	6,500	0.00%
Lam Ka Man *	350	0.00%
Ying Ying Wong *	33,000	0.00%
All current officers and directors as a group	164,850	0.00%
Chan Tin Chi Family Company Limited (1)(2)	4,498,202,195	62.31%
Total	4,498,367,045	62.31%

*	less than 1%.
(1)	Mr. Chan Tin Chi owns 99% of the issued and outstanding ordinary shares of Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited).
(2)	Address is Villa Cornwall, 85 Castle Peak Road, Tuen Mun, N.T. Hong Kong.
(3)	Wanfen Xu resigned as chief financial officer since December 3, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

We believe that three (3) of our directors, Mr. Lo, Mr. Shao and Ms. Wong, are independent directors, pursuant to the Nasdaq definition of independence. Our Board has determined that Ms. Wong is an audit committee financial expert. Mr. Wu and Mr. Lau are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP was the Company’s public auditors until a change in auditors occurred on June 5, 2019.

On June 5, 2019, the Company engaged Malone Bailey LLP (“MB”) to serve as the Company’s new independent registered public accounting firm. The decision to appoint MB was unanimously approved by the Company’s Board of Directors.

On October 4, 2019, the Company dismissed MaloneBailey as the independent registered public accounting firm of the Company. The Board of Directors of the Company recommended and approved the dismissal.

On October 2, 2019, the Company resolved to engage the independent registered public accounting firm of Exelient PAC (“Exelient”), the Company’s new independent registered public accountants.

On May 22, 2020, Exelient resigned as the independent registered public accounting firm of the Company and the Company engaged Audit Alliance LLP as the independent registered public accounting firm of the Company.

The following table sets forth the fees billed by our principal independent accountants, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2019	2018
Audit Fees	$50,000	$325,000
Audit Related Fees	$31,000	$15,000
Tax Fees	$0	$25,000
All Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of change to articles of incorporation (7)
3.4	Certificate of Amendment to Articles of Incorporation of Cleantech Solutions International, Inc. dated January 8, 2018 (incorporated by reference to the Form 8-K filed by the Company on January 8, 2018).
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Form 8-K filed by the Company on September 12, 2018).
10.1 +	2010 Long-Term Incentive Plan (3)
10.2 +	2016 Long-Term Incentive Plan (6)
10.3	English translation of agreement dated December 30, 2016 between the Company and Wang Jiahong for sale of Subsidiary. (9)
10.4	English translation of lease dated December 30, 2016 between Wuxi Huayang Heavy Industry Co., Ltd. and Wang Jiahong (9)
10.5	English translation of cooperative development agreement for solar PV farms December 23, 2016 between Wuxi Huayang Dyeing & Finishing Machinery Co., Ltd. and Xue Miao.(8)
10.6	Form of Stock Purchase Agreement dated June 14, 2017 (incorporated by reference to the Form 8-K filed by the Company on June 20, 2017).
10.7 +	Employment Agreement, dated as of June 19, 2017, by and between the Company and Parkson Yip (incorporated by reference to the Form 8-K filed by the Company on June 20, 2017).
10.8	Sale Purchase Agreement, dated January 21, 2018 (incorporated by reference to the Form 8-K filed by the Company on January 22, 2019).
10.9	Note Purchase Agreement, dated October 9, 2017 (incorporated by reference to the Form 8-K filed by the Company on October 11, 2017).
10.10	Sales and Purchase Agreement between EC Technology & Innovations Limited and Inspirit Studio, dated October 27, 2017 (incorporated by reference to the Form 8-K filed by the Company on October 27, 2017).
10.11	Sales and Purchase Agreement between EC Technology & Innovations Limited and the major shareholders of 3D Discovery Co. Limited, dated December 11, 2017 (incorporated by reference to the Form 8-K filed by the Company on December 11, 2017).
10.12	Sales and Purchase Agreement between Sharing Economy Investment Limited and the shareholders of AnyWorkspace Limited, dated December 19, 2017 (incorporated by reference to the Form 8-K filed by the Company on December 19, 2017).
10.13	Stock Purchase Agreement dated February 26, 2018 (incorporated by reference to the Form 8-K filed by the Company on February 27, 2018).
10.14	Tenancy agreement with Shaw Movie City (incorporated by reference to the Form 8-K filed by the Company on July 2, 2018).
10.15	Convertible Promissory Note, dated May 2, 2018 (incorporated by reference to the Form 8-K filed by the Company on May 4, 2018).
10.16	Warrant, dated May 2, 2018 (incorporated by reference to the Form 8-K filed by the Company on May 4, 2018).
10.17	Securities Purchase Agreement, dated April 20, 2018 (incorporated by reference to the Form 8-K filed by the Company on April 23, 2018).
14.1	Code of ethics and business conduct for officers, directors and employees (4)
14.2	Sharing Economy International Inc. ethics hotline/whistleblower program (4)
21.0	List of subsidiaries *
23.1	Consent of Audit Alliance LLP *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 10-K filed by the Company on April 11, 2013.
(2)	Incorporated by reference to the Form 8-K filed by the Company on August 9, 2012.
(3)	Incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which was filed by the Company on October 30, 2013.
(4)	Incorporated by reference to the Form 10-K filed by the Company on March 31, 2009.
(6)	Incorporated by reference to the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, which was filed by the Company on October 3, 2016.
(7)	Incorporated by reference to the Form 8-K filed by the Company on March 1, 2017.
(8)	Incorporated by reference to the Form 8-K filed by the Company on April 6, 2017.
(9)	Incorporated by reference to the Form 8-K filed by the Company on January 6, 2017.
*	filed herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 24, 2020	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Jianhua Wu
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

Signature	Title	Date

/s/ Jianhua Wu	Chief Executive Officer and Director	July 24, 2020
Jianhua Wu	(Principal Executive Officer)

/s/ Ka Man Lam	Chief Financial Officer	July 24, 2020
Ka Man Lam	(Principal Financial and Accounting Officer)

/s/ Ping Kee Lau	Director	July 24, 2020
Ping Kee Lau

/s/ Anthony Che Chung Chan	Director	July 24, 2020
Anthony Che Chung Chan

/s/ Shao Yuan Guo	Director	July 24, 2020
Shao Yuan Guo

/s/ Ying Ying Wong	Director	July 24, 2020
Ying Ying Wong /s/ Lo Yu Ming_____________________	Director	July 24, 2020
Lo Yu Ming