Form 10-Q
period 2020-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2020-08-31
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-34591

SHARING ECONOMY INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

NEVADA	90-0648920
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

M302, 3/F, Eton Tower,

8 Hysan Avenue,

Causeway Bay, Hong Kong

(Address of principal executive offices)

(852) 35832186

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,222,853,342 shares of common stock are issued and outstanding as of August 16, 2020.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

 FORM 10-Q

March 31, 2020

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,708	$83,667
Accounts receivable, net of allowance for doubtful accounts	9,866	305
Prepaid expenses and other receivables	868,919	1,019,883
Marketable securities	2,531,283	4,532,296

Total current assets	3,455,776	5,636,151

OTHER ASSETS:
Property and equipment, net	586,118	620,075
Intangible assets, net	1,057,945	1,108,407

Total other assets	1,644,063	1,728,482

Total assets	$5,099,839	$7,364,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$4,683,873	$4,676,184
Convertible note payable, net of unamortized debt discount	838,571	838,571
Accounts payable	5,598	516,341
Accrued expenses	811,253	279,941
Due to related parties	2,733,844	2,365,504
Income taxes payable	-	6,802
Deferred revenue	589	-

Total current liabilities	9,073,728	8,683,343

LONG-TERM LIABILITIES:
Long-term loan	4,944,433	4,981,361

Total liabilities	14,018,161	13,664,704

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A Preferred stock ($0.001 par value; 50,000,000 shares authorized; 0 and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	-	-
Common stock ($0.001 par value; 7,400,000,000 shares authorized; 199,418,592 and 199,418,592 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	199,418	199,418
Common stock to be issued	7,018,942	7,018,942
Additional paid-in capital	53,699,861	53,699,861
Accumulated losses	(66,574,745)	(66,300,687)
Accumulated other comprehensive (loss) income	(1,968,118)	42,957
Total SEII stockholder’s deficit	(7,624,642)	(5,339,869)

Non-controlling interest	(1,293,680)	(960,202)

Total stockholders’ deficit	(8,918,322)	(6,300,071)

Total liabilities and stockholders’ deficit	$5,099,839	$7,364,633

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
		(Restated)

REVENUES	$26,447	$3,789

COST OF REVENUES	(781)	(21,214)

GROSS PROFIT (LOSS)	25,666	(17,425)

OPERATING EXPENSES:
Depreciation and amortization	84,590	73,968
Selling, general and administrative	398,939	2,137,161
Written-off prepayments	122,514	-

Total operating expenses	606,043	2,211,129

LOSS FROM OPERATIONS	(580,377)	(2,228,554)

OTHER INCOME (EXPENSE):
Interest income	2	9
Interest expense	(95,831)	(90,815)
Loss on disposal of a subsidiary	(70,901)	-
Foreign currency loss	(3,099)	(1,492)
Other income	73,564	-

Total other expense, net	(96,265)	(92,298)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(676,642)	(2,320,852)

PROVISIONS FOR INCOME TAXES:
Current	-	-
Deferred	-	-

Total Income taxes provision	-	-

LOSS FROM CONTINUING OPERATIONS	(676,642)	(2,320,852)

DISCONTINUTED OPERATIONS:
Loss from discontinued operations, net of income taxes	-	(22,601,645)

NET LOSS	(676,642)	(24,922,497)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(402,584)	(202,068)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(274,058)	$(24,720,429)

COMPREHENSIVE LOSS:
Net loss	$(676,642)	$(24,922,497)
Fair value change on market securities	(2,001,013)	-
Foreign currency translation gain (loss)	(9,702)	682,029

Comprehensive loss	$(2,687,357)	$(24,240,468)

Net loss attributable to non-controlling interest	$(402,584)	$(202,068)
Foreign currency translation gain (loss) from non-controlling interest	1,394	(363)

Comprehensive loss attributable to common stockholders	$(2,286,167)	$(24,038,037)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.00)	$(0.28)
Discontinued operations - basic and diluted	-	(2.78)

Net loss per common share - basic and diluted	$(0.00)	$(3.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	199,418,592	8,118,610

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Common stock to be issued
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Deficit

Balance, December 31, 2019	199,418,592	$199,418	7,018,942,195	7,018,942	$53,699,861	$(66,300,687)	$-	$42,597	$(960,202)	$(6,300,071

Loss from disposal of subsidiary	-	-	-	-	-	-	-	-	67,712	67,712

Net loss for the period	-	-	-	-	-	(274,058)	-	-	(402,584)	(676,642)

Fair value change on marketable securities	-	-	-	-	-	-	-	(2,001,013)	-	(2,001,013)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(9,702	1,394	(8,308)

Balance, March 31, 2020	199,418,592	$199,418	7,018,942,195	7,018,942	$53,699,861	$(66,574,745)	$-	$(1,968,118)	$(1,293,680)	$(8,918,322)

	Common Stock		Common stock to be issued
	Number of		Number of		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2018 (restated)	188,506,928	$188,507	7,018,942,195	$7,018,942	$58,452,131	$(40,099,942)	$2,352,592	$2,695,362	$(539,802)	$30,067,790

Common stock issued for cash	690,000	690	-	-	199,410	-	-	-	-	200,100

Common stock issued for services to consultants and service providers	901,948	902	-	-	190,854	-	-	-	-	191,756

Common stock surrendered for services from consultants and service providers	(270,479)	(270)	-	-	(947,678)	-	-	-	-	(947,948)

Common stock issued upon conversion of debt	266,667	267	-	-	49,733	-	-	-	-	50,000

Common stock issued for donation	85,470	85	-	-	259,513	-	-	-	-	259,598

Net loss for the period	-	-	-	-	-	(24,720,429)	-	-	(202,068)	(24,922,497)

Foreign currency translation adjustment	-	-	-	-	-	-	-	674,392	(363)	674,029

Balance, March 31, 2019	190,180,534	$190,181	7,018,942,195	7,018,942	$58,203,963	$(64,820,371)	$2,352,592	$3,369,754	$(742,233)	$5,572,828

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(676,642)	$(24,922,497)
Less: loss from discontinued operations	-	(22,601,645)
Net loss from continuing operations	(676,642)	(2,320,852)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	33,842	6,245
Amortization of intangible assets	50,748	67,723
Written-off prepayments	122,514	-
Stock-based compensation	-	1,557,288
Loss on disposal of a subsidiary	70,901	-
Amortization of debt discount	-	69,502
Changes in operating assets and liabilities:
Accounts receivable	(9,561)	40,989
Prepaid expenses and other receivables	28,450	242,912
Accounts payable	(510,743)	228,068
Accrued expenses	531,312	874
Income tax payable	(6,802)	(27,446)
Deferred revenue	589	-

CASH FLOWS USED IN OPERATING ACTIVITIES – continuing operations	(365,392)	(134,697)
CASH FLOWS USED IN OPERATING ACTIVITIES – discontinued operations	-	(251,849)
CASH FLOWS USED IN OPERATING ACTIVITIES	(365,392)	(386,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of a subsidiary	8,251	-

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES – continuing operations	8,251	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES – discontinued operations	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	8,251	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(29,239)	-
Advance from related party	368,340	135,691
Repayment to related party	-	(31,604)
Proceeds from sale of common stock, net	-	200,100

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES – continuing operations	339,101	304,187
CASH FLOWS USED IN FINANCING CTIVITIES – discontinued operations	-	(209,127)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	339,101	95,060

Effect of exchange rate changes	(19,919)	(169,449)

Net change in cash and cash equivalents	(37,959)	(460,935)

Cash and cash equivalents - beginning of period	83,667	883,461

Cash and cash equivalents - end of period	45,708	422,526

Less: Cash and cash equivalents from discontinued operations	-	(211,049)

Cash and cash equivalents from continuing operations, end of period	45,708	$211,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$95,831	$90,815
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$41,998
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants and vendors	$-	$111,280
Stock issued for redemption of convertible note and accrued interest	$-	$50,000

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

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

Following the closure of its operations in the PRC during 2019, the Company’s latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, the Company formed or acquired the following subsidiaries:

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

On March 24, 2020, the Company sold its equity interest of 80% in AnyWorkspace Limited for a consideration of approximately $8,251 with a loss on disposal of $70,901.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss from continuing operations of approximately $676,642 for the three months ended March 31, 2020 and suffered from the accumulated deficit of $66,574,745 at that date. The net cash used in operations were approximately $365,392 for the three months ended March 31, 2020. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

Listing Status

On November 26, 2018, Sharing Economy International Inc. (the “Company”) received a staff determination notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that as a result of its failure to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(c) (the “Rule”), the staff determined to deny the Company’s request for continued listing based on a plan of compliance submitted on October 26, 2018. The Company’s common stock was delisted from Nasdaq at the open of trading on December 5, 2018. The Company’s common stock is currently trading on the OTC Markets under the symbol “SEII”. On January 2, 2020, the Company is trading on OTCQB.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on July 24, 2020. The consolidated balance sheet as of December 31, 2019 contained herein has been derived from the audited consolidated financial statements as of December 31, 2019, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2020 and 2019 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. It is believed that the Company mitigates such risk by investing in or through major financial institutions.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, short-term bank loans, convertible notes payable, note payable, accounts payable, accrued liabilities, amount due to a related party and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$2,531,283	$2,531,283	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$4,532,296	$4,532,296	$–	$–

As of March 31, 2020 and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Concentrations of Credit Risk

The Company’s operations are carried out in Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong. The Company’s operations in Hong Kong are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the Hong Kong, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2020 and December 31, 2019, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $48,952, respectively.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Impairment loss has been recorded in current period.

Useful life
Office equipment and furniture	5 years
Vehicles	5 years
Vessels	5 years

Depreciation expense from continuing operations for the three months ended March 31, 2020 and 2019 amounted to $33,842 and $6,245, respectively.

Depreciation expense from discontinued operations for the three months ended March 31, 2020 and 2019 amounted to $0 and $689,286, respectively.

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At March 31, 2020 and December 31, 2019, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of March 31, 2020 and December 31, 2019. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the annual impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $13,586,059, for the three months ended March 31, 2020 and 2019, in relation to its discontinued operations.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”) or Hong Kong dollars (HKD). For the subsidiaries and affiliates, whose functional currencies are the RMB or HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2020 and 2019 was $19,919 and $169,449, respectively.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Period-end RMB:US$ exchange rate	7.1363	6.7112
Period average RMB:US$ exchange rate	6.8609	6.7447
Period-end HK$:US$ exchange rate	7.7872	7.8498
Period average HK$:US$ exchange rate	7.8000	7.8000

Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2020 and 2019. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended March 31,
	2020	2019
Net Loss for basic and diluted attributable to common shareholders	$(274,058)	$(24,720,429)
From continuing operations	(274,058)	(2,118,784)
From discontinued operations	$-	$(22,601,645)

Weighted average common stock outstanding – basic and diluted	199,418,592	8,118,610

Net loss per share of common stock
From continuing operations – basic and diluted	$(0.00)	$(0.28)
From discontinued operations – basic and diluted		(2.78)
Net loss per common share – basic and diluted	$(0.00)	$(3.06)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the three months ended March 31, 2020 and 2019 included net loss, unrealized loss from fair value change of marketable securities and unrealized gain from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior period’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications have no effect on previously reported net loss.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2020, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. The adoption did not impact the Company’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

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

NOTE 2 – DISCONTINUED OPERATIONS

On December 30, 2019, the Company’s Board of Directors approved to enter into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007 with Huayang Companies. The operations in China was closed down and fully written-off at December 31, 2019. The assets and liabilities of Huayang Companies have been accounted for as discontinued operations in the Company’s combined and consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s combined and consolidated statements of operations for all periods presented.

On March 24, 2020, the Company sold its equity interest of 80% in AnyWorkspace Limited. The assets and liabilities of AnyWorkspace Companies have been accounted for as discontinued operations in the Company’s combined and consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s combined and consolidated statements of operations for all periods presented.

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Three months ended March 31,
	2020	2019
Revenues	$-	$1,887,265
Cost of revenues	-	(5,699,420)
Gross loss	-	(3,812,155)
Operating income:
Other operating expense	-	(18,746,856)
Total operating expense	-	(18,746,856)
Other expense, net	-	(42,634)
Loss from discontinued operations, net of income taxes	$-	$(22,601,645)

NOTE 3 – INTANGIBLE ASSETS

As of March 31, 2020 and December 31, 2019, intangible assets consisted of the following:

	Useful life	March 31, 2020	December 31, 2019
		(Unaudited)	(Audited)

Other intangible assets	3 – 5 years	843,817	843,817
Redemption code	5 years	750,000	750,000
Goodwill	infinite	27,353	27,353
		1,621,170	1,621,170
Less: accumulated amortization		(563,225)	(512,763)
		$1,057,945	$1,108,407

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2021	$419,317
2022	140,353
2023	167,932
2024	152,988
2025	150,000
$1,030,590

Amortization of intangible assets from continuing operations was $50,748 and $67,723 for the three months ended March 31, 2020 and 2019, respectively. Amortization of intangible assets from discontinued operations was $0 and $20,882 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 – BANK LOANS

Bank loans of $5,069,557 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $4,558,749 is expected to be repaid in the next twelve months and interest is charged at the rate of 3.2625% per annum over the Hong Kong Dollar Best Lending Rate.

At March 31, 2020 , the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;
●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and
●	Hong Kong Mortgage Corporation Limited.

At March 31, 2020 and December 31, 2019, bank loans consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Mortgage loan	$5,069,557	$5,098,796
Line of revolving loan	4,558,749	4,558,749
Short-term bank loans	-	1,195,297

Total bank loans	9,628,306	10,852,842
Less: Total bank loans – discontinued operations	-	(1,195,297)
Total bank loans – continuing operations	$9,628,306	$9,657,545

Reclassifying as:
Current portion	$4,683,873	$4,676,184
Long-term portion (more than 12 months)	4,944,433	4,981,361

Total bank loans	$9,628,306	$9,657,545

Interest related to the bank loans from continuing operations was $95,831 and $90,815 for the three months ended March 31, 2020 and 2019, respectively. Interest related to the bank loans from discontinued operations was $0 and $41,998 for the three months ended March 31, 2020 and 2019, respectively. All interests are included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

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

As of March 31, 2020 and December 31, 2019, convertible debt consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Principal	$838,571	$838,571
Unamortized discount	-	-
Convertible debt, net	$838,571	$838,571

There was no amortization of discount for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, accrued interest amounted to $85,803 and $63,303, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2019 and 2018, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the three months ended March 31, 2020 and 2019, the Company received advances from Chan Tin Chi Family Company Limited for working capital totaled $310,493 and $820,061, respectively, and repaid to Chan Tin Chi Family Company Limited a total of $0 and $31,604, respectively. At March 31, 2020 and December 31, 2019, amounts due to Chan Tin Chi Family Company Limited amounted to $2,356,455 and $2,045,962, respectively.

At March 31, 2020 and December 31, 2019, amounts due to related companies amounted to $377,389 and $319,542, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 7 – STOCKHOLDERS’ DEFICIT

In March 2020, an amendment to The Company’s Articles of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 250,000,000 to 7,450,000,000 was approved. The Company issued the remaining 7,018,360,787 shares of common stock to Peak Equity shareholders subsequently in April 2020.

As of March 31, 2020, the Company’s authorized share is 7,450,000,000 common shares with a par value of $0.001 per share, consisting of 50,000,000 shares of preferred stock and 7,400,000,000 shares of common stock.

As of March 31, 2020 and December 31, 2019, the Company has 199,418,592 shares and 199,418,592 shares of common stock issued and outstanding, respectively.

NOTE 8 – CONCENTRATIONS

Customers

For the three months ended March 31, 2020 and 2019, there are no customers representing more than 10% of the Company’s revenue.

Vendors

For the three months ended March 31, 2020 and 2019, there are no vendors representing more than 10% of the Company’s purchase.

NOTE 9 – COMMITMENT AND CONTINGENCIES

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

Legal proceedings:

On June 10, 2020, the Company’s subsidiary, Ecrent Worldwide Company Limited (“Ecrent Worldwide”), a wholly owned subsidiary of Universal Sharing Limited (formerly known as Ecrent Holdings Limited), received a writ of summon (the “Summon”) issued by Messrs Wilkinson & Grist on behalf of Mr. Michael Andrew BERMAN and Mr. Eric Hans ISRAEL, who were the former Chief Executive Officer and Chief Financial Officer of Ecrent (America) Company Limited (“Ecrent America”) and Ecrent (USA) Company Limited (“Ecrent USA”). Both Ecrent America and Ecrent USA were the former subsidiaries of Universal Sharing Limited. On the same day, the Summon also delivered to Mr. Chan Tin Chi, the major shareholder of SEII and his spouse, Ms. Deborah Yuen Wai Ming. Pursuant to the US Judgement dated on September 25, 2019 issued by the Supreme Court of the State of New York County of Nassau, the Summon demands Ecrent Worldwide, Mr. Chan Tin Chi, and Ms. Deborah Yuen Wai Ming to fully settle an amount of approximately $241,706 and $103,841 to Mr. Berman and Mr. Israel, respectively representing the unpaid salary, benefits, expenses and incentive bonus. SEII intends to dispute these proceedings that the US Judgement is not enforceable under the Hong Kong jurisdiction.

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

NOTE 10 – SUBSEQUENT EVENTS

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

On April 5, 2020, the Company and Oasis Capital, LLC (“Oasis”) entered into a Equity Purchase Agreement, Oasis shall purchase from the Company up to Four Million Dollars ($4,000,000) of the Company’s Common Stock, at 85% of Market Price. On April 15, 2020, 400,000 shares of Common Stock has issued by the Company to Oasis as Commitment Shares.

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

On April 21, 2020, the Company and StockVest (“StockVest”) entered into a Consulting, Public Relationship and Marketing Letter Agreement, StockVest shall provide SEII with coverage and launch a market awareness campaign and perform various public and investor relation services including but not limited to, news dissemination, creation and distribution of investor information, double opt-in email campaigns, internet profiles and social media feeds. On April 29, 2020, 400,000 shares of common stock has issued by the Company to StockVest as service fee.

In May 2020, a 1-for-50 reverse stock split of the issued and outstanding shares of our common stock was approved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically, our primary operations involved the design, manufacture and distribution of a line of proprietary high and low temperature dyeing and finishing machinery to the textile industry, which has terminated in December, 2019.

With the termination of the manufacturing businesses, we are actively exploring other new ventures and opportunities that could contribute to our business in the future.

Given the termination of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2019 or during the three months ended March 31, 2020.

Recent developments

Inspirit Studio

During the period, BuddiGo, the sharing economy mobile platform developed by Inspirit Studio Limited (“Inspirit Studio”), continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During the period from June 2018 to March 31, 2019, over 1,200 individuals have officially registered as sell-side buddies, who completed over 600 delivery orders from June 2018 to March 31, 2020, majority orders were happened in the third quarter of year 2018. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients. BuddiGo’s goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

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

ECrent Platform Business

In December 2019, we have acquired the ECrent global businesses.

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

Useful Life
Office equipment and furniture	5 Years
Vehicles	5 Years
Vessels	5 Years

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

Currency Exchange Rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries is the RMB and Hong Kong Dollar.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018, December 2019 and March 2020, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. The adoption did not impact the Company’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

The following table sets forth the results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019
	Dollars	Dollars
Revenues	$26,447	$3,789
Cost of revenues	781	21,214
Gross profit (loss)	25,666	(17,425)
Operating expenses	606,043	2,211,129
Loss from operations	(580,377)	(2,228,554)
Other expense, net	(96,265)	(92,298)
Loss from continuing operations before provision for income taxes	(676,642)	(2,320,852)
Provision for income taxes	-	-
Loss from continuing operations	(676,642)	(2,320,852)
Gain from discontinued operations, net of income taxes	-	(22,601,645)
Net loss	$(676,642)	$(24,922,497)

Revenues.

During the three months ended March 31, 2020, we recognized revenues from our sharing economy business of $26,447 compared to $3,789 for the three months ended March 31, 2019, an increase of $22,658, or 598.0%.

Cost of revenues.

Cost of revenues includes commission costs. For the three months ended March 31, 2020, cost of revenues was $781 as compared to $21,214 for the three months ended March 31, 2019, a decrease of $20,433, or 96.3%.

Gross profit (loss) and gross margin.

Our gross profit was $25,666 for the three months ended March 31, 2020 as compared to gross loss of $17,425 for the three months ended March 31, 2019, representing gross margins of 97% and (460%), respectively. The increase in our gross margin for the three months ended March 31, 2020 was primarily attributed to the reduced scale of commissions paid to the agents.

Operating expenses.

For the three months ended March 31, 2020, operating expenses were $606,043 as compared to $2,211,129 for the three months ended March 31, 2019, a decrease of $1,605,086, or 72.6%, due to the decrease in selling, general and administrative expense, mainly relating to stock-based compensation expense of $1,557,288.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2020, loss from operations amounted to $580,377, as compared to $2,228,554 for the three months ended March 31, 2019.

Other income (expense).

Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on disposal of a subsidiary, and other income. For the three months ended March 31, 2020, total other expense, net, amounted to $96,265 as compared to $92,298 for the three months ended March 31, 2019, an increase of $3,967, or 4.3%. The increase in other expense, net, was primarily attributable to losses incurred in the three months ended March 31, 2020 related to loss on disposal of a subsidiary of $70,901.

Income tax provision. Income tax expense was $0 for the three months ended March 31, 2020 and 2019.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $676,642, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2020, as compared with loss from continuing operations of $2,320,852, or $(0.28) per share (basic and diluted), for the three months ended March 31, 2019, a decrease of $1,644,210, or 70.8%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $0.00 per share (basic and diluted), for the three months ended March 31, 2020, as compared with loss from discontinued operations of $22,601,645, or $2.78 per share (basic and diluted), for the three months ended March 31, 2019.

The summarized operating result of discontinued operations included our condensed consolidated statements of operations is as follows:

	Three Months ended March 31,
	2020	2019
Revenues	$-	$1,887,265
Cost of revenues	-	(5,699,420)
Gross loss	-	(3,812,155)

Other operating expenses	-	(18,746,856)
Loss from discontinued operations before income taxes	-	(22,559,011)
Other expense, net		(42,634)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	$-	$(22,601,645)

Net loss.

As a result of the foregoing, our net loss was $676,642, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2020, as compared with net loss $24,922,497, or $(3.06) per share (basic and diluted), for the three months ended March 31, 2019, a change of approximately $24,245,855, or 97.3%.

Liquidity and Capital Resources

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $45,708 and $83,667, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2020	2019
Net cash used in operating activities	$(365,392)	$(386,546)
Net cash provided by investing activities	$8,251	$-
Net cash provided by financing activities	$339,101	$95,060
Effect of exchange rate changes on cash and cash equivalents	$(19,919)	$(169,449)
Net decrease in cash and cash equivalents	$(37,959)	$(460,935)
Cash and cash equivalents at beginning of period	$83,667	$883,461
Less: cash and cash equivalents from discontinued operations	$-	$(211,049)
Cash and cash equivalents at end of period	$45,708	$211,477

The following table sets forth a summary of changes in our working capital from December 31, 2019 to March 31, 2020 (dollars in thousands):

	March 31, 2020	December 31, 2019	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$3,456	$5,636	$(2,180)	(38.7)%
Total current liabilities	9,074	8,683	391	4.5%
Working capital	$(5,618)	$(3,047)	$(2,571)	84.4%

Working Capital. Total working capital as of March 31, 2020 amounted to approximately negative $5.6 million, as compared to approximately negative $3.0 million as of December 31, 2019. The deterioration in working capital was due mainly to a decline in net assets.

Net cash used in operating activities was $365,392 for the three months ended March 31, 2020, and consisted primarily of a net loss of $2,677,655, adjusted for depreciation and amortization of $84,590, written-off prepayments of $122,514, impairment loss on marketable securities of $2,001,013 and the loss on disposal of a subsidiary of $70,901, an increase in accounts receivable of $9,561, a decrease in prepaid expenses and other receivables of $28,450, a decrease in accounts payable of $510,743, an increase in accrued expenses of $531,312, a decrease in taxes payable of $6,802, and an increase in deferred revenue of $589.

Net cash used in operating activities was $134,697 for the three months ended March 31, 2019, and consisted primarily of a net loss of $2,320,852, adjusted for depreciation and amortization of $73,968, stock-based compensation of $1,557,288, amortization of debt discount of $69,502, a decrease in accounts receivable of $40,989, a decrease in prepaid expenses and other receivables of $242,912, an increase in accounts payable of $228,068, an increase in accrued expenses of $874, a decrease in taxes payable of $27,446. Net cash flow used in operating activities from discontinued operations was $251,849.

Net cash flow provided by investing activities was $8,251 for the three months ended March 31, 2020 as compared to $0 for the three months ended March 31, 2019. For the three months ended March 31, 2020, net cash flow provided by investing activities reflects cash received from disposal of subsidiary of $8,251.

Net cash flow provided by financing activities was $339,101 for the three months ended March 31, 2020 as compared to $95,060 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received advances from related party of $368,340, offset by repayments for bank loans of approximately $29,239. During the three months ended March 31, 2019, we received advances from related party of $135,691 and received proceeds from sale of common stock of $200,100, offset by repayments for related party advance of $31,604. Net cash flow used in financing activities from discontinued operations was $209,127.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans	$9,628	$4,684	$4,944	$-	$-
Convertible note (1)	838	838	-	-	-
Total	$10,466	$5,522	$4,944	$-	$-

(1)	Convertible note is currently in default with the outstanding balance of $838,571 in principal and $85,803 accrued interest at March 31, 2020. In April 2020, an amount of $100,000 was redeemed and converted 502,955 shares of the Company’s common stock. The remaining outstanding balance of Iliad Note was $1,269,464 at April 30, 2020. At the date of filing, both parties have not reached into the mutual agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at March 31, 2020.

Due to the current size and nature of business, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2020 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: August 31, 2020	By:	/s/ Anthony Che Chung Chan
Anthony Che Chung Chan
Chief Executive Officer and
Principal Executive Officer

Date: August 31, 2020	By:	/s/ Ka Man Lam
Ka Man Lam
Chief Financial Officer and
Principal Accounting Officer