Form 10-Q/A
period 2020-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2020-09-08
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to FORM 10-Q

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

 EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-Q (the “Amendment”) amends Sharing Economy International Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 31, 2020, and is being filed to: (i) make certain corrections in the accounting treatment under ASC 321; (ii) make certain immaterial corrections to the Condensed Consolidated Balance Sheets; (iii) make certain arithmetic corrections to the Condensed Consolidated Statements of Operation and Comprehensive Loss and (iv) make certain immaterial corrections to Note 4 “Bank Loans.”

There have been no changes to the text of such items other than the changes stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32.1 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

 FORM 10-Q/A

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,708	$83,667
Accounts receivable, net of allowance for doubtful accounts	9,866	305
Prepaid expenses and other receivables	868,919	1,019,883
Marketable securities	2,531,283	4,532,296

Total current assets	3,455,776	5,636,151

OTHER ASSETS:
Property and equipment, net	586,118	620,075
Intangible assets, net	1,057,945	1,108,407

Total other assets	1,644,063	1,728,482

Total assets	$5,099,839	$7,364,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$4,683,873	$4,676,184
Convertible note payable, net of unamortized debt discount	838,571	838,571
Accounts payable and accrued liabilities	519,404	516,341
Other payables	297,447	279,941
Due to related parties	2,733,844	2,365,504
Income taxes payable	-	6,802
Deferred revenue	589	-

Total current liabilities	9,073,728	8,683,343

LONG-TERM LIABILITIES:
Long-term loan	4,944,433	4,981,361

Total liabilities	14,018,161	13,664,704

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A Preferred stock ($0.001 par value; 50,000,000 shares authorized; 0 and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	-	-
Common stock ($0.001 par value; 7,400,000,000 shares authorized; 199,418,592 and 199,418,592 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	199,418	199,418
Common stock to be issued	7,018,942	7,018,942
Additional paid-in capital	53,699,861	53,699,861
Accumulated losses	(68,575,758)	(66,300,687)
Accumulated other comprehensive income	32,895	42,597
Total SEII stockholder’s deficit	(7,624,642)	(5,339,869)

Non-controlling interest	(1,293,680)	(960,202)

Total stockholders’ deficit	(8,918,322)	(6,300,071)

Total liabilities and stockholders’ deficit	$5,099,839	$7,364,633

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
		(Restated)

REVENUES	$11,909	$3,789

COST OF REVENUES	(781)	(21,214)

GROSS PROFIT (LOSS)	11,128	(17,425)

OPERATING EXPENSES:
Depreciation and amortization	84,590	73,968
Selling, general and administrative	2,385,414	2,137,161
Written-off prepayments	122,514	-

Total operating expenses	2,592,518	2,211,129

LOSS FROM OPERATIONS	(2,581,390)	(2,228,554)

OTHER INCOME (EXPENSE):
Interest income	2	9
Interest expense	(95,831)	(90,815)
Loss on disposal of a subsidiary	(70,901)	-
Foreign currency loss	(3,099)	(1,492)
Other income	73,564	-

Total other expense, net	(96,265)	(92,298)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,677,655)	(2,320,852)

PROVISIONS FOR INCOME TAXES:
Current	-	-
Deferred	-	-

Total Income taxes provision	-	-

LOSS FROM CONTINUING OPERATIONS	(2,677,655)	(2,320,852)

DISCONTINUTED OPERATIONS:
Loss from discontinued operations, net of income taxes	-	(22,601,645)

NET LOSS	(2,677,655)	(24,922,497)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(402,584)	(202,068)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,275,071)	$(24,720,429)

COMPREHENSIVE LOSS:
Net loss	$(2,677,655)	$(24,922,497)
Foreign currency translation gain (loss)	(9,702)	674,392

Comprehensive loss	$(2,687,357)	$(24,248,105)

Net loss attributable to non-controlling interest	$(402,584)	$(202,068)
Foreign currency translation gain (loss) from non-controlling interest	1,394	(363)

Comprehensive loss attributable to common stockholders	$(2,286,167)	$(24,045,674)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.01)	$(0.26)
Discontinued operations - basic and diluted	-	(2.78)

Net loss per common share - basic and diluted	$(0.01)	$(3.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	199,418,592	8,118,610

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Common stock to be issued
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Deficit

Balance, December 31, 2019	199,418,592	$199,418	7,018,942,195	7,018,942	$53,699,861	$(66,300,687)	$-	$42,597	$(960,202)	$(6,300,071)

NCI from disposal of subsidiary	-	-	-	-	-	-	-	-	67,712	67,712

Net loss for the period	-	-	-	-	-	(2,275,071)	-	-	(402,584)	(2,677,655)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(9,702)	1,394	(8,308)

Balance, March 31, 2020	199,418,592	$199,418	7,018,942,195	7,018,942	$53,699,861	$(68,575,758)	$-	$32,785	$(1,293,680)	$(8,918,322)

	Common Stock		Common stock to be issued
	Number of		Number of		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, December 31, 2018 (restated)	188,506,928	$188,507	7,018,942,195	$7,018,942	$58,452,131	$(40,099,942)	$2,352,592	$2,695,362	$(539,802)	$30,067,790

Common stock issued for cash	690,000	690	-	-	199,410	-	-	-	-	200,100

Common stock issued for services to consultants and service providers	901,948	902	-	-	190,854	-	-	-	-	191,756

Common stock surrendered for services from consultants and service providers	(270,479)	(270)	-	-	(947,678)	-	-	-	-	(947,948)

Common stock issued upon conversion of debt	266,667	267	-	-	49,733	-	-	-	-	50,000

Common stock issued for donation	85,470	85	-	-	259,513	-	-	-	-	259,598

Net loss for the period	-	-	-	-	-	(24,720,429)	-	-	(202,068)	(24,922,497)

Foreign currency translation adjustment	-	-	-	-	-	-	-	674,392	(363)	674,029

Balance, March 31, 2019	190,180,534	$190,181	7,018,942,195	7,018,942	$58,203,963	$(64,820,371)	$2,352,592	$3,369,754	$(742,233)	$5,572,828

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,677,655)	$(24,922,497)
Less: loss from discontinued operations	-	(22,601,645)
Net loss from continuing operations	(2,677,655)	(2,320,852)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	33,842	6,245
Amortization of intangible assets	50,748	67,723
Written-off prepayments	122,514	-
Impairment loss on marketable securities	2,001,013	-
Stock-based compensation	-	1,557,288
Loss on disposal of a subsidiary	70,901	-
Amortization of debt discount	-	69,502
Changes in operating assets and liabilities:
Accounts receivable	(9,561)	40,989
Prepaid expenses and other receivables	28,450	242,912
Accounts payable and accruals	3,063	228,068
Other payable	17,506	874
Income tax payable	(6,802)	(27,446)
Deferred revenue	589	-

CASH FLOWS USED IN OPERATING ACTIVITIES – continuing operations	(365,392)	(134,697)
CASH FLOWS USED IN OPERATING ACTIVITIES – discontinued operations	-	(251,849)
CASH FLOWS USED IN OPERATING ACTIVITIES	(365,392)	(386,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of a subsidiary	8,251	-

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES – continuing operations	8,251	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES – discontinued operations	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	8,251	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(29,239)	-
Advance from related party	368,340	135,691
Repayment to related party	-	(31,604)
Proceeds from sale of common stock, net	-	200,100

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES – continuing operations	339,101	304,187
CASH FLOWS USED IN FINANCING CTIVITIES – discontinued operations	-	(209,127)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	339,101	95,060

Effect of exchange rate changes	(19,919)	(169,449)

Net change in cash and cash equivalents	(37,959)	(460,935)

Cash and cash equivalents - beginning of period	83,667	883,461

Cash and cash equivalents - end of period	45,708	422,526

Less: Cash and cash equivalents from discontinued operations	-	(211,049)

Cash and cash equivalents from continuing operations, end of period	45,708	$211,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$95,831	$90,815
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$41,998
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services to consultants and vendors	$-	$111,280
Stock issued for redemption of convertible note and accrued interest	$-	$50,000

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss from continuing operations of approximately $2,677,655 for the three months ended March 31, 2020 and suffered from the accumulated deficit of $68,575,758 at that date. The net cash used in operations were approximately $365,392 for the three months ended March 31, 2020. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2020 and 2019 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of the value of stock-based compensation.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, short-term bank loans, convertible notes payable, accounts payable, accrued liabilities, amount due to a related party and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with large commercial banks in Hong Kong, Singapore and China, none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended March 31,
	2020	2019
Net Loss for basic and diluted attributable to common shareholders	$(2,275,071)	$(24,720,429)
From continuing operations	(2,275,071)	(2,118,784)
From discontinued operations	$-	$(22,601,645)

Weighted average common stock outstanding – basic and diluted	199,418,592	8,118,610

Net loss per share of common stock
From continuing operations – basic and diluted	$(0.01)	$(0.26)
From discontinued operations – basic and diluted	-	(2.78)
Net loss per common share – basic and diluted	$(0.01)	$(3.04)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the three months ended March 31, 2020 and 2019 included net loss, and unrealized gain from foreign currency translation adjustments.

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

Revolving credit line of $4,558,749 is expected to be repaid in the next twelve months and interest is charged at the rate of 3.15% per annum over the Hong Kong Dollar Best Lending Rate.

At March 31, 2020, the banking facilities of the Company were secured by:

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

The following table sets forth the results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019
	Dollars	Dollars
Revenues	$11,909	$3,789
Cost of revenues	781	21,214
Gross profit (loss)	11,128	(17,425)
Operating expenses	2,592,518	2,211,129
Loss from operations	(2,581,390)	(2,228,554)
Other expense, net	(96,265)	(92,298)
Loss from continuing operations before provision for income taxes	(2,677,655)	(2,320,852)
Provision for income taxes	-	-
Loss from continuing operations	(2,677,655)	(2,320,852)
Gain from discontinued operations, net of income taxes	-	(22,601,645)
Net loss	$(2,677,655)	$(24,922,497)

Revenues.

During the three months ended March 31, 2020, we recognized revenues from our sharing economy business of $11,909 compared to $3,789 for the three months ended March 31, 2019, an increase of $8,120, or 214.3%.

Cost of revenues.

Cost of revenues includes domain and hosting costs. For the three months ended March 31, 2020, cost of revenues was $781 as compared to $21,214 for the three months ended March 31, 2019, a decrease of $20,433, or 96.3%.

Gross profit (loss) and gross margin.

Our gross profit was $11,128 for the three months ended March 31, 2020 as compared to gross loss of $17,425 for the three months ended March 31, 2019, representing gross margins of 93% and (460%), respectively. The increase in our gross margin for the three months ended March 31, 2020 was primarily attributed to the reduced scale of commissions paid to the agents.

Operating expenses.

For the three months ended March 31, 2020, operating expenses were $2,592,518 as compared to $2,211,129 for the three months ended March 31, 2019, an increase of $381,389, or 17.2%, due to the increase in selling, general and administrative expenses and written—off prepayments.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2020, loss from operations amounted to $2,581,390, as compared to $2,228,554 for the three months ended March 31, 2019.

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

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $2,677,655, or $(0.01) per share (basic and diluted), for the three months ended March 31, 2020, as compared with loss from continuing operations of $2,320,852, or $(0.26) per share (basic and diluted), for the three months ended March 31, 2019, an increase of $356,803, or 15.4%.

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

Net loss.

As a result of the foregoing, our net loss was $2,677,655, or $(0.01) per share (basic and diluted), for the three months ended March 31, 2020, as compared with net loss $24,922,497, or $(3.06) per share (basic and diluted), for the three months ended March 31, 2019, a change of approximately $22,244,842, or 89.3%.

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

Net cash used in operating activities was $365,392 for the three months ended March 31, 2020, and consisted primarily of a net loss of $2,677,655, adjusted for depreciation and amortization of $84,590, written-off prepayments of $122,514, impairment loss on marketable securities of $2,001,013 and the loss on disposal of a subsidiary of $70,901, an increase in accounts receivable of $9,561, a decrease in prepaid expenses and other receivables of $28,450, an increase in accounts payable and accruals of $3,063, an increase in other payable of $17,506, a decrease in taxes payable of $6,802, and an increase in deferred revenue of $589. Net cash flow used in operating activities from discontinued operations was $0.

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

PART II - OTHER INFORMATION

ITEM 5. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING ECONOMY INTERNATIONAL INC.

Date: September 8, 2020	By:	/s/ Anthony Che Chung Chan
Anthony Che Chung Chan
Chief Executive Officer and
Principal Executive Officer

Date: September 8, 2020	By:	/s/ Ka Man Lam
Ka Man Lam
Chief Financial Officer and
Principal Accounting Officer