Form 10-Q
period 2020-09-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2020-11-13
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 144,513,102 shares of common stock and 3,189,600 shares of preferred stock are issued and outstanding as of October 28, 2020.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

 FORM 10-Q

September 30, 2020

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

	PART II - OTHER INFORMATION

Item 5.	Exhibits	31

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

  AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,289,024	$83,667
Accounts receivable, net of allowance for doubtful accounts	112,960	305
Prepaid expenses and other receivables	899,716	1,019,883
Marketable securities	2,265,938	4,532,296

Total current assets	4,567,638	5,636,151

OTHER ASSETS:
Property and equipment, net	520,690	620,075
Intangible assets, net	957,250	1,108,407

Total other assets	1,477,940	1,728,482

Total assets	$6,045,578	$7,364,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$6,124,233	$4,676,184
Convertible note payable, net of unamortized debt discount	926,229	838,571
Accounts payable and accrued expenses	479,952	516,341
Other payable	973,213	279,941
Due to related parties	2,532,161	2,365,504
Income taxes payable	-	6,802
Deferred revenue	269	-

Total current liabilities	11,036,057	8,683,343

LONG-TERM LIABILITIES:
Long-term loan	4,959,429	4,981,361

Total liabilities	15,995,486	13,664,704

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	3,190	-
Common stock ($0.001 par value; 7,400,000,000 shares authorized; 144,506,979 and 3,988,372 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	144,507	3,989
Common stock to be issued	-	140,379
Additional paid-in capital	62,358,572	60,773,853
Accumulated losses	(71,548,666)	(66,300,687)
Accumulated other comprehensive income	(8,972)	42,597
Total SEII stockholder’s deficit	(9,051,369)	(5,339,869)

Non-controlling interest	(898,539)	(960,202)

Total stockholders’ deficit	(9,949,908)	(6,300,071)

Total liabilities and stockholders’ deficit	$6,045,578	$7,364,633

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
		(Restated)		(Restated)

REVENUES	$50,069	$533	$118,051	$27,325

COST OF REVENUES	(31,794)	13,490	(68,939)	(11,990)

GROSS PROFIT	18,275	14,023	49,112	15,335

OPERATING EXPENSES:
Depreciation and amortization	84,590	37,949	253,770	111,917
Selling, general and administrative	582,475	665,076	1,479,427	4,066,861
Written-off prepayments	-	-	122,514	-
Impairment loss on goodwill	82,692	-	1,163,590	-

Total operating expenses	749,757	703,025	3,019,301	4,178,778

LOSS FROM OPERATIONS	(731,482)	(689,002)	(2,970,189)	(4,163,443)

OTHER INCOME (EXPENSE):
Interest income	6	10	10	103
Interest expense	(109,071)	(149,474)	(701,982)	(240,289)
Dividend income	-	-	175	-
Impairment loss on marketable securities	(23,480)	-	(1,885,085)	-
Gain on sale of marketable securities	154,285	-	231,253
Loss on disposal of a subsidiary	-	-	(70,901)	-
Other income	15,893	75,233	91,957	75,234

Total other (expense) income, net	37,633	(74,231)	(2,334,573)	(164,952)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(693,849)	(763,233)	(5,304,762)	(4,328,395)

PROVISIONS FOR INCOME TAXES:	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(693,849)	(763,233)	(5,304,762)	(4,328,395)

DISCONTINUTED OPERATIONS:
Loss from discontinued operations, net of income taxes	-	(318,783)	-	(23,844,924)

NET LOSS	(693,849)	(1,082,016)	(5,304,762)	(28,173,319)

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(6,881)	(44,647)	(56,783)	(307,394)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(686,968)	$(1,037,369)	$(5,247,979)	$(27,865,925)
COMPREHENSIVE LOSS:
Net loss	$(693,849)	(1,082,016)	(5,304,762)	(28,173,319)
Foreign currency translation loss	(16,112)	(534,699)	(51,569)	(208,422)

Comprehensive loss	$(709,961)	$(1,616,715)	$(5,356,331)	$(28,381,741)

Net income (loss) attributable to non-controlling interest	$(6,881)	$(44,647)	$(56,783)	$(307,394)
Foreign currency translation gain (loss) from non-controlling interest	1	-	1,517	(363)

Comprehensive loss attributable to common stockholders	$(703,081)	$(1,572,068)	$(5,301,065)	$(28,073,984)

NET LOSS PER COMMON SHARE:
Continuing operations - basic	$(0.00)	$(7.71)	$(0.06)	$(22.67)
Discontinued operations - basic	(0.00)	(3.42)	(0.00)	(134.46)

Net loss per common share - basic	$(0.00)	$(11.13)	$(0.06)	$(157.13)

Continuing operations - diluted	$(0.00)	$(7.71)	$(0.05)	$(22.67)
Discontinued operations - diluted	(0.00)	(3.42)	(0.00)	(134.46)
Net loss per common share - diluted	$(0.00)	$(11.13)	$(0.05)	$(157.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	140,077,157	93,178	94,714,229	177,335
Diluted	142,653,373	93,178	96,431,706	177,335

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Three months ended September 30, 2020
	Preferred Stock		Common Stock		Common stock to be issued
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Deficit

Balance, July 1, 2020	3,189,600	3,190	144,393,275	$144,394	-	-	$62,358,685	$(70,861,698)	$7,140	$(974,221)	$(9,322,510)

Impact from fractional shares	-	-	113,704	$113	-	-	$(113)	$-	$-	$-	$-

Acquisition of NCI	-	-	-	-	-	-	-	-	-	82,562	82,562

Net loss for the period	-	-	-	-	-	-	-	(686,968)	-	(6,881)	(693,849)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(16,112)	1	(16,111)

Balance, September 30, 2020	3,189,600	3,190	144,506,979	$144,507	-	-	$62,358,572	$(71,548,666)	$(8,972)	$(898,539)	$(9,949,908)

Three Months ended September 30, 2019
	Common Stock		Common stock to be issued
	Number of		Number of		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity
Balance, July 1, 2019 (restated)	3,806,719	$3,807	140,378,844	140,379	$65,366,113	$(66,927,798)	$2,352,592	$3,005,118	$(802,912)	$3,137,299

Net loss for the period	-	-	-	-	-	(1,038,069)	-	-	(44,647)	(1,082,716)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(534,699)	-	(534,699)

Balance, September 30, 2019	3,806,719	$3,807	140,378,844	$140,379	$65,366,113	$(67,965,867)	$2,352,592	$2,470,419	$(847,559)	$1,519,884

Nine months ended September 30, 2020
	Preferred Stock		Common Stock		Common stock to be issued
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Deficit

Balance, January 1, 2020	-	-	3,988,372	$3,989	140,378,844	140,379	$60,773,853	$(66,300,687)	$42,597	$(960,202)	$(6,300,071)

Common stock issued for acquisition of Peak Equity Group	-	-	140,378,844	140,379	(140,378,844)	(140,379)	-	-	-	-	-

Common stock issued for acquisition of non-wholly owned subsidiary	2,658,000	2,658	-	-	-	-	1,007,382	-	-	(33,345)	976,695

Common stock issued for services from consultants and service providers	531,600	532	16,000	16	-	-	477,460	-	-	-	478,008

Common stock issued upon conversion of debt	-	-	10,059	10	-	-	99,990	-	-	-	100,000

NCI from disposal of subsidiary	-	-	-	-	-	-	-	-	-	67,712	67,712

Acquisition of NCI	-	-	-	-	-	-	-	-	-	82,562	82,562

Impact from fractional shares	-	-	113,704	113	-	-	(113)	-	-	-	-

Net loss for the period			-	-	-	-	-	(5,247,979)	-	(56,783)	(5,304,762)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(51,569)	1,517	(50,052)

Balance, September 30, 2020	3,189,600	3,190	144,506,979	$144,507	-	-	$62,358,572	$(71,548,666)	$(8,972)	$(898,539)	$(9,949,908)

Nine Months ended September 30, 2019
	Common Stock		Common stock to be issued
	Number of		Number of		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Equity

Balance, January 1, 2019 (restated)	3,770,139	$3,770	140,378,844	$140,379	$65,515,431	$(40,099,942)	$2,352,592	$2,695,362	$(539,802)	$30,067,790

Common stock issued for cash	13,800	14	-	-	200,086	-	-	-	-	200,100

Common stock issued for services from consultants and service providers	26,987	27	-	-	288,942	-	-	-	-	288,969

Common stock surrendered for services from consultants and service providers	(11,251)	(11)	-	-	(947,937)	-	-	-	-	(947,948)

Common stock issued upon conversion of debt	5,334	5	-	-	49,995	-	-	-	-	50,000

Common stock issued for donation	1,710	2	-	-	259,596	-	-	-	-	259,598

Net loss for the period	-	-	-	-	-	(27,865,925)	-	-	(307,394)	(28,173,319)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(224,943)	(363)	(225,306)

Balance, September 30, 2019	3,806,719	$3,807	140,378,844	140,379	$65,366,113	$(67,965,867)	$2,352,592	$2,470,419	$(847,559)	$1,519,884

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,304,762)	$(28,173,319)
Less: loss from discontinued operations	-	(23,844,924)
Net loss from continuing operations	(5,304,762)	(4,328,395)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	101,526	18,515
Amortization of intangible assets	152,244	93,402
Impairment loss on marketable securities	1,885,085	-
Impairment loss on goodwill	1,163,590	-
Written-off prepayments	122,514	-
Stock-based professional fees	523,008	2,653,802
Stock-based compensation	-	933
Stock-based donation	-	259,598
Loss on disposal of a subsidiary	70,901	-
Amortization of debt discount	4,658	162,170
Gain on sale of marketable securities	(231,253)	-
Changes in operating assets and liabilities:
Accounts receivable	11,143	42,605
Prepaid expenses and other receivables	(2,187)	227,128
Accounts payable and accrued expenses	(39,099)	78,422
Other payable	230,952	(30,955)
Income tax payable	(6,802)	(27,446)
Deferred revenue	269	-

CASH FLOWS USED IN OPERATING ACTIVITIES – continuing operations	(1,318,213)	(850,221)
CASH FLOWS USED IN OPERATING ACTIVITIES – discontinued operations	-	453,315
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,318,213)	(396,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(8,078,052)	-
Purchase of NCI	(154)
Proceeds from disposal of marketable securities	8,711,484	-
Proceeds from disposal of a subsidiary	8,251	-
Dividend received	175
Cash from acquisition of a non-wholly owned subsidiary	192,022	-

CASH FLOWS USED IN INVESTING ACTIVITIES – continuing operations	833,726	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES – discontinued operations	-	(99,941)
CASH FLOWS USED IN INVESTING ACTIVITIES	833,726	(99,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(39,149)	-
Proceeds from bank loan	1,412,574	5,136,619
Proceeds from issuance of note payable	183,000	(8,810)
Advance from related party	166,657	(4,616,651)
Repayment to related party	-	(31,604)
Proceeds from sale of common stock, net	-	200,100

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES – continuing operations	1,723,082	679,654
CASH FLOWS USED IN FINANCING CTIVITIES – discontinued operations	-	(608,999)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,723,082	70,655

Effect of exchange rate changes	(33,238)	(231,057)

Net change in cash and cash equivalents	1,205,357	(657,249)

Cash and cash equivalents - beginning of period	83,667	883,461

Cash and cash equivalents - end of period	1,289,024	226,212

Less: Cash and cash equivalents from discontinued operations	-	(151,798)

Cash and cash equivalents from continuing operations, end of period	1,289,024	$74,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$144,225	$240,289
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$116,597
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest	$557,757	$111,280
Stock issued for acquisition of a non-wholly owned subsidiary	$976,695	$-
Stock issued for services from consultants and vendors	$478,008	$-
Stock issued for redemption of convertible note and accrued interest	$100,000	$50,000

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Following the closure of its operations in the PRC during 2019, the Company’s latest business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models. In connection with the new business initiatives, the Company formed or acquired the following subsidiaries:

●	Vantage Ultimate Limited (“Vantage”), a company incorporated under the laws of British Virgin Islands on February 1, 2017 and is wholly-owned by the Company.
●	Sharing Economy Investment Limited (“Sharing Economy”), a company incorporated under the laws of British Virgin Islands on May 18, 2017 and is wholly-owned by Vantage.
●	EC Advertising Limited (“EC Advertising”), a company incorporated under the laws of Hong Kong on March 17, 2017 and is a wholly-owned by Sharing Economy.
●	EC Rental Limited (“EC Rental”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.
●	EC Assets Management Limited (“EC Assets”), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is wholly-owned by Vantage.
●	Cleantech Solutions Limited (formerly known as EC (Fly Car) Limited), a company incorporated under the laws of British Virgin Islands on May 22, 2017 and is a wholly-owned by Sharing Economy.
●	Global Bike Share (Mobile App) Limited, a company incorporated under the laws of British Virgin Islands on May 23, 2017 and is a wholly-owned by Sharing Economy.
●	EC Power (Global) Technology Limited (“EC Power”), a company incorporated under the laws of British Virgin Islands on May 26, 2017 and is wholly-owned by EC Rental.
●	ECPower (HK) Company Limited, a company incorporated under the laws of Hong Kong on June 23, 2017 and is wholly-owned by EC Power.
●	EC Manpower Limited, a company incorporated under the laws of Hong Kong on July 3, 2017 and is wholly-owned by Vantage.
●	EC Technology & Innovations Limited (“EC Technology”), a company incorporated under the laws of British Virgin Islands on September 1, 2017 and is wholly-owned by Vantage.
●	Inspirit Studio Limited (“Inspirit Studios”), a company incorporated under the laws of Hong Kong on August 24, 2015, and 51% of its shareholding was acquired by EC Technology on December 8, 2017.
●	EC Creative Limited (“EC Creative”), a company incorporated under the laws of British Virgin Islands on January 9, 2018 and is wholly-owned by Vantage.
●	3D Discovery Co. Limited (“3D Discovery”), a company incorporated under the laws of Hong Kong on February 24, 2015, 60% of its shareholdings was acquired by EC Technology on January 19, 2018 and remaining 40% of its shareholdings was acquired by EC Technology on August 14, 2020.
●	Sharing Film International Limited, a company incorporated under the laws of Hong Kong on January 22, 2018 and is a wholly-owned by EC Creative.
●	AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018.
●	Xiamen Great Media Company Limited (“Xiamen Great Media”), a company incorporated under the laws of the PRC on September 5, 2018 and is a wholly-owned by EC Advertising.
●	Jebe Production Group Limited (“Jebe”), a company incorporated under the laws of the Hong Kong on February 27, 2008 and 68% of its shareholding was acquired by the Company on May 6, 2020.

On March 24, 2020, the Company sold its equity interest of 80% in AnyWorkspace Limited for a consideration of approximately $8,251 with a loss on disposal of $70,901.

On May 6, 2020, the Company acquired an equity interest of 68% in Jebe Production Group Limited for a consideration of 2,658,000 shares of series A convertible preferred stock, approximately $1,010,040.

On May 20, 2020, the Company and one stockholder holding an aggregate of 4,679,260,000 shares of common stock on such date approved an amendment to the Company’s Articles of Incorporation effecting a fifty-for-one (50:1) reverse split (the “Reverse Stock Split”) of the Company’s outstanding shares of common stock. The Reverse Stock Split was effective on the OTC Markets Group, Inc. as of the opening of business on October 13, 2020. As a result of the Reverse Stock Split, each 50 shares of the Company’s common stock outstanding on such date were exchanged for one share of the Company’s common stock. The number of authorized shares and par value remain unchanged.  All share and per share information in this financial statements and footnotes have been retroactively adjusted for the period and years presented, unless otherwise indicated, to give effect to the forward stock split.

On August 14, 2020, the Company acquired the remaining equity interest of 40% in 3D Discovery Co. Limited for a consideration $154.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss from continuing operations of approximately $5,304,762 for the nine months ended September 30, 2020 and suffered from the accumulated deficit of $71,548,666 at that date. The net cash used in operations were approximately $1,318,213 for the nine months ended September 30, 2020. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on July 24, 2020. The consolidated balance sheet as of December 31, 2019 contained herein has been derived from the audited consolidated financial statements as of December 31, 2019, but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2020 and 2019 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the value of stock-based transactions.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
Marketable securities, available-for-sale	$2,265,938	$2,265,938	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
	(Audited)
Assets:
Marketable securities, available-for-sale	$4,532,296	$4,532,296	$–	$–

As of September 30, 2020 and December 31, 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2020 and December 31, 2019, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $0, respectively.

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

Depreciation expense from continuing operations for the three months ended September 30, 2020 and 2019 amounted to $33,842 and $10,482, respectively.

Depreciation expense from continuing operations for the nine months ended September 30, 2020 and 2019 amounted to $101,526 and $16,727, respectively.

Depreciation expense from discontinued operations for the three months ended September 30, 2020 and 2019 amounted to $0 and $696,850, respectively.

Depreciation expense from discontinued operations for the nine months ended September 30, 2020 and 2019 amounted to $0 and $2,081,089, respectively.

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At September 30, 2020 and December 31, 2019, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of September 30, 2020 and December 31, 2019. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the annual impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $13,355,958 for the nine months ended September 30, 2020 and 2019, in relation to its discontinued operations.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Period-end RMB:US$ exchange rate	7.0682	7.1363
Period average RMB:US$ exchange rate	7.0324	6.8609
Period-end HK$:US$ exchange rate	7.7502	7.8396
Period average HK$:US$ exchange rate	7.8000	7.8000

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

The following table presents a reconciliation of basic and diluted net loss per share:

	Nine months ended September 30,
	2020	2019
Net Loss for basic and diluted attributable to common shareholders	$(5,304,762)	$(28,173,319)
From continuing operations	(5,304,762)	(4,328,395)
From discontinued operations	$-	$(23,844,924)

Weighted average common stock outstanding
- Basic	94,714,229	177,335
- Diluted	96,431,706	177,335

Net loss per share of common stock
From continuing operations – basic	$(0.06)	$(22.67)
From discontinued operations – basic	(0.00)	(134.46)
Net loss per common share – basic	$(0.06)	$(157.14)

From continuing operations – diluted	$(0.05)	$(22.67)
From discontinued operations – diluted	(0.00)	(134.46)
Net loss per common share – diluted	$(0.05)	$(157.14)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended September 30, 2020 and 2019 included net loss and unrealized gain from foreign currency translation adjustments.

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

The goodwill is fully impaired during the period ended September 30, 2020.

On August 14, 2020, the Company completed the acquisition of 40% equity interest of 3D Discovery Co. Limited (the “Acquisition”). The total consideration of the acquisition is $1,200.

The purchase price allocation resulted in $82,692 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$2,762
Trade receivables	46
Other receivables	149
Non-current assets	103,412
106,369
Less: Assumed liabilities
Accrued liabilities	(1,171)
Other payable	(2,181)
Amount due to related parties	(185,555)
(188,907)

Fair value of net assets acquired	(82,538)
Goodwill recorded	82,692

Cash consideration allocated	$154

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

The goodwill is fully impaired during the period ended September 30, 2020.

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

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations is as follows:

	Nine months ended September 30,
	2020	2019
Revenues	$-	$5,216,740
Cost of revenues	-	(9,583,746)
Gross loss	-	(4,367,006)
Operating expenses:
Other operating expense	-	(19,279,018)
Total operating expense	-	(19,279,018)
Other expense, net	-	(198,900)
Loss from discontinued operations, net of income taxes	$-	$(23,844,924)

NOTE 4 – INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, intangible assets consisted of the following:

	Useful life	September 30, 2020	December 31, 2019
		(Unaudited)	(Audited)

Other intangible assets	3 – 5 years	844,245	843,817
Redemption code	5 years	750,000	750,000
Goodwill	infinite	27,353	27,353
		1,621,598	1,621,170
Less: accumulated amortization		(664,348)	(512,763)
		$957,250	$1,108,407

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2021	$299,869
2022	168,017
2023	162,011
2024	150,000
2025	150,000
$929,897

Amortization of intangible assets from continuing operations was $152,244 and $93,402 for the nine months ended September 30, 2020 and 2019, respectively. Amortization of intangible assets from discontinued operations was $0 and $46,837 for the nine months ended September 30, 2020 and 2019, respectively.

Amortization of intangible assets from continuing operations was $50,748 and $25,679 for the three months ended September 30, 2020 and 2019, respectively. Amortization of intangible assets from discontinued operations was $0 and $4,297 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 5 – BANK LOANS

Bank loans of $5,083,817 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $5,999,845 is expected to be repaid in the next twelve months and interest is charged at the rate of 1.7468% - 1.8726 per annum over the Hong Kong Dollar Best Lending Rate.

At September 30, 2020, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;
●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and
●	Hong Kong Mortgage Corporation Limited.

At September 30, 2020 and December 31, 2019, bank loans consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Mortgage loan	$5,083,817	$5,098,796
Line of revolving loan	5,999,845	4,558,749
Short-term bank loans	-	1,195,297

Total bank loans	11,083,662	10,852,842
Less: Total bank loans – discontinued operations	-	(1,195,297)
Total bank loans – continuing operations	$11,083,662	$9,657,545

Reclassifying as:
Current portion	$6,124,233	$4,676,184
Long-term portion (more than 12 months)	4,959,429	4,981,361

Total bank loans	$11,083,662	$9,657,545

Interest related to the bank loans from continuing operations was $0 and $149,474 for the three months ended September 30, 2020 and 2019, respectively.

Interest related to the bank loans from continuing operations was $144,225 and $240,289 for the nine months ended September 30, 2020 and 2019, respectively.

Interest related to the bank loans from discontinued operations was $0 and $35,605 for the three months ended September 30, 2020 and 2019, respectively.

Interest related to the bank loans from discontinued operations was $0 and $116,597 for nine months ended September 30, 2020 and 2019, respectively.

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

On April 14, 2020, the Company and Black Ice Advisors, LLC (“Black Ice”) entered into a Securities Purchase Agreement, whereby the Company issued a note to Black Ice (the “Black Ice Note”) in the original principal amount of $110,000.The Black Ice Note contains an original issue discount of $10,000 which will be reflected as a debt discount and amortized over the Black Ice Note term. The Black Ice Note is convertible into shares of the common stock of the Company at a price equal to 60% of the lowest trading price of the Company’s common stock for the fifteen (15) prior trading days including the day upon which a Notice of Conversion is received by the Company. The Black Ice Note bears interest at 10% per annum and is due on April 14, 2021.

As of September 30, 2020 and December 31, 2019, convertible debt consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

Convertible debt at principal amount	$931,571	$838,571
Unamortized discount	(7,863)	-
Convertible debt, net	$923,708	$838,571

The amortization of discount was $4,658 and $162,170 for the nine months ended September 30, 2020 and 2019.

The amortization of discount was $2,521 and $92,668 for the three months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, accrued interest amounted to $584,235 and $63,303, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2020 and 2019, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the nine months ended September 30, 2020, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $233,269. During the nine months ended September 30, 2019, the Company received advances from Chan Tin Chi Family Company Limited for working capital totaled $487,939. At September 30, 2020 and December 31, 2019, amounts due to Chan Tin Chi Family Company Limited amounted to $2,036,189 and $1,745,444, respectively.

At September 30, 2020 and December 31, 2019, amounts due to related companies amounted to $495,972 and $319,542, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Effective May 20, 2020, the Board of Directors of the Company and one stockholder holding an aggregate of 4,679,260,000 shares of common stock on such date approved an amendment to the Company’s Articles of Incorporation effecting a fifty-for-one (50:1) reverse split (the “Reverse Stock Split”) of the Company’s outstanding shares of common stock. The Reverse Stock Split was effective on the OTC Markets Group, Inc. as of the opening of business on October 13, 2020. As a result of the Reverse Stock Split, each 50 shares of the Company’s common stock outstanding on such date was exchanged for one share of the Company’s common stock.

In March 2020, an amendment to The Company’s Articles of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 250,000,000 to 7,450,000,000 was approved. The Company issued the remaining 140,378,844 shares of common stock to Peak Equity shareholders in April 13, 2020.

As of September 30, 2020 and December 31, 2019, the Company has 144,506,979 shares and 3,988,372 shares of common stock issued and outstanding, respectively.

As of September 30, 2020 and December 31, 2019, the Company has 3,189,600 shares and 0 shares of Series A preferred stock issued and outstanding, respectively.

Preferred stock issued for services and acquisition of a non-wholly owned subsidiary

During the nine months ended September 30, 2020, pursuant to consulting and service agreements, the Company issued an aggregate of 531,600 shares of preferred stock to one consultant and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s preferred stock at reporting date. During the nine months ended September 30, 2020, the fair value of the above mentioned shares issued and the change in value of the shares to be issued was $202,008. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant or vendor. For the nine months ended September 30, 2020, the Company recorded stock-based consulting and service fees to service provider of $202,008. In connection with the issuance/future issuance of shares to consultants and vendors, the Company recorded prepaid expenses of $0 which will be amortized over the remaining service period.

On May 6, 2020, the Company acquired an equity interest of 68% in Jebe Production Group Limited for a consideration of 2,658,000 shares of series A convertible preferred stock.

Common stock issued for services

During the nine months ended September 30, 2020, pursuant to consulting and service agreements, the Company issued an aggregate of 800,000 shares of common stock to several consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s preferred stock at reporting date. During the nine months ended September 30, 2020, the fair value of the above mentioned shares issued and the change in value of the shares to be issued was $276,000. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant or vendor. For the nine months ended September 30, 2020, the Company recorded stock-based consulting and service fees to service provider of $276,000.

Common stock issued for debt conversion

In April 2020, the Company issued 502,955 shares of its common stock upon conversion of debt (note 6).

NOTE 9 – CONCENTRATIONS

Customers

For the three and nine months ended September 30, 2020 and 2019, there are no customers representing more than 10% of the Company’s revenue.

Vendors

For the three and nine months ended September 30, 2020 and 2019, there are no vendors representing more than 10% of the Company’s purchase.

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

Given the termination of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2019 or during the nine months ended September 30, 2020.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2020 and 2019

The following table sets forth the results of our operations for the three months ended September 30, 2020 and 2019:

	Three Months ended September 30,
	2020	2019
Revenues	$50,069	$533
Cost of revenues	(31,794)	13,490
Gross profit	18,275	14,023
Operating expenses	749,757	703,025
Loss from operations	(731,482)	(689,002)
Other (expense) income, net	37,633	(74,231)
Loss from continuing operations before provision for income taxes	(693,849)	(763,233)
Provision for income taxes	-	-
Loss from continuing operations	(693,849)	(763,233)
Loss from discontinued operations, net of income taxes	-	(318,783)
Net loss	$(693,849)	$(1,082,016)

Revenues.

During the three months ended September 30, 2020, we recognized revenues from our sharing economy business of $50,069 compared to $533 for the three months ended September 30, 2019, an increase of $49,536, or 929%.

Cost of revenues.

Cost of revenues includes commission costs. For the three months ended September 30, 2020, cost of revenues was $31,794 as compared to ($13,490) for the three months ended September 30, 2019, an increase of $45,284, or 335.6%.

Gross profit and gross margin.

Our gross profit was $18,275 for the three months ended September 30, 2020 as compared to gross profit of $14,023 for the three months ended September 30, 2019, representing gross margins of 36% and 263%, respectively. The decrease in our gross margin for the three months ended September 30, 2020 was primarily attributed to the new business revenue from acquisition of a non-wholly owned subsidiary.

Operating expenses.

For the three months ended September 30, 2020, operating expenses were $749,757 as compared to $703,025 for the three months ended September30, 2019, an increase of $46,732, or 6.64%, due to increase in impairment loss on goodwill.

Loss from operations.

As a result of the factors described above, for the three months ended September 30, 2020, loss from operations amounted to $731,482 as compared to $689,002 for the three months ended September 30, 2019.

Other income (expense).

Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), impairment loss on marketable securities, gain on disposal of marketable securities, loss on disposal of a subsidiary, and other income. For the three months ended September 30, 2020, total other income, net, amounted to $37,633 as compared to other expense, net, of $74,231 for the three months ended September 30, 2019, a decrease of $111,864. The decrease in other expense, net, was primarily attributable to losses incurred in the three months ended September 30, 2020 related interest expense of $109,071 and gain on sale of marketable securities of $154,285.

Income tax provision. Income tax expense was $0 for the three months ended September 30, 2020 and 2019.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $693,849, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2020, as compared with loss from continuing operations of $763,233, or $(7.71) per share (basic and diluted), for the three months ended September 30, 2019, an decrease of $69,384, or 9.09%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $0.00 per share (basic and diluted), for 3.42.20) per share (basic and diluted), for the three months ended September 30, 2019.

The summarized operating result of discontinued operations included in our condensed consolidated statements of operations is as follows:

	Three Months ended September 30,
	2020	2019
Revenues	$-	$1,676,831
Cost of revenues	-	(1,709,129)
Gross loss	-	(32,298)

Other operating expenses	-	(225,423)
Loss from discontinued operations before income taxes	-	(257,721)
Other expense, net		(61,062)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	$-	$(318,783)

Net loss.

As a result of the foregoing, our net loss was $693,849, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2020, as compared with net loss $1,082,016, or $(7.71) per share (basic and diluted), for the three months ended September 30, 2019, a change of approximately $388,167, or 35.87%.

Nine months ended September 30, 2020 and 2019

The following table sets forth the results of our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months ended September 30,
	2020	2019
Revenues	$118,051	$27,325
Cost of revenues	(68,939)	(11,990)
Gross profit	49,112	15,335
Operating expenses	3,019,301	4,178,778
Loss from operations	(2,970,189)	(4,163,443)
Other expense, net	(2,334,573)	(164,952)
Loss from continuing operations before provision for income taxes	(5,304,762)	(4,328,395)
Provision for income taxes	-	-
Loss from continuing operations	(5,304,762)	(4,328,395)
Gain from discontinued operations, net of income taxes	-	(23,844,924)
Net loss	$(5,304,762)	$(28,173,319)

Revenues.

During the nine months ended September 30, 2020, we recognized revenues from our sharing economy business of $118,051 compared to $27,325 for the nine months ended September 30, 2019, an increase of $90,726, or 332%.

Cost of revenues.

Cost of revenues includes commission costs. For the nine months ended September 30, 2020, cost of revenues was $68,939 as compared to $11,990 for the nine months ended September 30, 2019, an increase of $56,949, or 474.97%.

Gross profit and gross margin.

Our gross profit was $49,112 for the nine months ended September 30, 2020 as compared to gross profit of $15,335 for the nine months ended September 30, 2019, representing gross margins of 42% and 56%, respectively. The decrease in our gross margin for the nine months ended September 30, 2020 was primarily attributed to the decrease revenue generated from engineering service income of the new acquired non-wholly owned subsidiary.

Operating expenses.

For the nine months ended September 30, 2020, operating expenses were $3,019,301 as compared to $4,178,778 for the nine months ended September 30, 2019, a decrease of $1,159,477, or 27.7%, due to decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the nine months ended September 30, 2020, loss from operations amounted to $2,970,189, as compared to $4,163,443 for the nine months ended September 30, 2019.

Other expense.

Other expense includes interest income, interest expense, foreign currency transaction gain (loss), impairment loss on marketable securities, gain on disposal of marketable securities, loss on disposal of a subsidiary, and other income. For the nine months ended September 30, 2020, total other expense, net, amounted to $2,334,573 as compared to $164,952 for the nine months ended September 30, 2019, an increase of $2,169,621, or 1,315%. The increase in other expense, net, was primarily attributable to interest expense and impairment loss on marketable securities incurred in the nine months ended September 30, 2020.

Income tax provision. Income tax expense was $0 for the nine months ended September 30, 2020 and 2019.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $5,304,762, or $(0.06) per share (basic and diluted), for the nine months ended September 30, 2020, as compared with loss from continuing operations of $4,328,395, or $(22.67) per share (basic and diluted), for the nine months ended September 30, 2019, an increase of $976,367, or 22.56%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2020, as compared with loss from discontinued operations of $23,844,924, or $(134.46) per share (basic and diluted), for the nine months ended September 30, 2019.

The summarized operating result of discontinued operations included our condensed consolidated statements of operations is as follows:

	Nine Months ended September 30,
	2020	2019
Revenues	$-	$5,216,740
Cost of revenues	-	(9,583,746)
Gross loss	-	(4,367,006)

Other operating expenses	-	(19,279,018)
Loss from discontinued operations before income taxes	-	(23,646,024)
Other expense, net		(198,900)
Income taxes	-	-
Loss from discontinued operations, net of income taxes	$-	$(23,844,924)

Net loss.

As a result of the foregoing, our net loss was $5,304,762, or $(0.06) per share (basic and diluted), for the nine months ended September 30, 2020, as compared with net loss $28,173,319, or $(157.14) per share (basic and diluted), for the nine months ended September 30, 2019, a change of approximately $22,868,557, or 81.2%.

Liquidity and Capital Resources

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $1,289,024 and $83,667, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months ended
	September 30,
	2020	2019
Net cash used in operating activities	$(1,318,213)	$(396,906)
Net cash used in investing activities	$833,726	$(99,941)
Net cash provided by financing activities	$1,723,082	$70,655
Effect of exchange rate changes on cash and cash equivalents	$(33,239)	$(231,057)
Net increase (decrease) in cash and cash equivalents	$1,205,357	$(657,249)
Cash and cash equivalents at beginning of period	$83,667	$883,461
Less: cash and cash equivalents from discontinued operations	$-	$(151,798)
Cash and cash equivalents at end of period	$1,289,024	$74,414

The following table sets forth a summary of changes in our working capital from December 31, 2019 to September 30, 2020 (dollars in thousands):

	September 30, 2020	December 31, 2019	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$4,568	$5,636	$(1,068)	(18.9)%
Total current liabilities	11,036	8,683	2,353	27.1%
Working capital	$(6,468)	$(3,047)	$(3,421)	112%

Working Capital. Total working capital as of September 30, 2020 amounted to approximately negative $6.4 million, as compared to approximately negative $3.0 million as of December 31, 2019. The deterioration in working capital was due mainly to a decline in net assets.

Net cash used in operating activities was $1,318,213 for the nine months ended September 30, 2020, and consisted primarily of a net loss of $5,304,762, adjusted for depreciation and amortization of $253,770, written-off prepayments of $122,514, impairment loss on marketable securities of $1,885,085, impairment loss on goodwill of $1,163,590 and the loss on disposal of a subsidiary of $70,901, an increase in accounts receivable of $11,143, a decrease in prepaid expenses and other receivables of $2,187, a decrease in accounts payable and accrual of $39,099, an increase in other payable of $230,952, a decrease in taxes payable of $6,802, and an increase in deferred revenue of $269.

Net cash flow generated from investing activities was $833,726 for the nine months ended September 30, 2020 as compared to $99,941 for the six months ended September 30, 2019. For the nine months ended September 30, 2020, net cash flow used in investing activities reflects cash received from acquisition of a non-wholly owned subsidiary, disposal of subsidiary of $8,251, purchase of marketable securities of $8,078,052 and proceeds from sale of marketable securities of $8,711,484.

Net cash flow provided by financing activities was $1,723,082 for the nine months ended September 30, 2020 as compared to $70,655 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received advances from related party of $166,657, received from bank loan of $1,412,574, received from issuance of note payable of $183,000, offset by repayments for bank loans of approximately $39,149. During the nine months ended September 30, 2019, we repay to related party of $4,616,651 and received proceeds from sale of common stock of $200,100, offset by repayments for related party advance of $31,604. Net cash flow used in financing activities from discontinued operations was $608,999.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans	$11,083	$6,124	$4,959	$-	$-
Convertible note (1)	926	926	-	-	-
Total	$12,009	$7,050	$4,959	$-	$-

(1)	Convertible note is currently in default with the outstanding balance of $738,571 in principal and $494,235 accrued interest at September 30, 2020. At the date of filing, both parties have not reached into the mutual agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of September 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at September 30, 2020.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended September 30, 2020 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the nine months ended September 30, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: November 13, 2020	By:	/s/ Anthony Che Chung Chan
Anthony Che Chung Chan
Chief Executive Officer and
Principal Executive Officer

Date: November 13, 2020	By:	/s/ Ka Man Lam
Ka Man Lam
Chief Financial Officer and
Principal Accounting Officer