Form 10-K
period 2020-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2021-04-16
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-34591

SHARING ECONOMY INTERNATIONAL INC.
( Exact name of registrant as specified in its charter )

NEVADA	90-0648920
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.85 Castle Peak Road
Castle Peak Bay
Tuen Mun, N.T., Hong Kong
 ( Address of principal executive offices)

(852) 2583-2186
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $5,240,748 on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 180,359,588 shares of common stock are outstanding as of January 15, 2021.

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

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” the “Company” and words of like import refer to Sharing Economy International Inc. (“Sharing Economy International”), its subsidiaries, comprising, but not limited to, Inspirit Studio Limited which operates under the name of BuddiGo (“BuddiGo”), ECrent Worldwide Company Limited (“ECrent”). For list of subsidiaries, please refer to the section headed “Organization”.

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

On December 27, 2019 the Company acquires full ownership of ECrent Worldwide Company Limited to develop a global platform of P2P sharing of items and services.

On December 30, 2020 the Company and former shareholders of Jebe mutually agreed to terminate the Acquisition Agreement. As a result, the Company concluded it was no longer the primary beneficiary of Jebe.

With the market situation of the global sharing economy markets, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2020. COVID-19 has caused the global consumer behavior changes in 2020, which affects P2P sharing development. While the world is implanting vaccination for COVID-19, we believe P2P sharing activities will resume during the second half of 2021.

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

The Company’s main business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

The following table sets forth our relationship our subsidiaries and the variable interest entities whose financial statements are consolidated with ours.

Name of Entity	Relationship to Us	Nature of Business
Sharing Economy International Inc.	N.A.	Holding company
Vantage Ultimate Limited (“Vantage”), a British Virgin Island (“BVI”) company	100% owned by us	Holding company
EC Assets Management Limited, a BVI company	100% owned by Vantage	Operates real estate and property management business
EC Rental Limited (“EC Rental”), a BVI company	100% owned by Vantage	Holding company
EC Power (Global) Technology Limited (“EC Power”), a BVI company	100% owned by EC Rental	Holding company
ECPower (HK) Company Limited, a HK company	100% owned by EC Power	Operates rental stations offering power banks for mobile charging on-demand and other items
Sharing Economy Investment Limited (“Sharing Economy”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Global Bike Share (Mobile App) Limited, a BVI company	100% owned by Sharing Economy	Operates global bike sharing mobile app business
EC Advertising Limited (“EC Advertising”), a HK company	100% owned by Sharing Economy	Operates online media and advertising business
Xiamen Great Media Company Limited, a WFOE in the PRC	100% owned by EC Advertising	Operates marketing and advertising business, the business has not yet commenced
G-Coin Global Limited	100% owned by EC Advertising	Investment holding
Cleantech Solutions Limited (formerly known as EC (Fly Car) Limited), a BVI company	100% owned by Sharing Economy	Operates business that builds parts for flying car manufacturers, the business has not yet commenced
EC Manpower Limited, a HK company	100% owned by Vantage	Provision of consulting and office support services to group companies
EC Technology & Innovations Limited (“EC Technology”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Inspirit Studio Limited, a HK company	51% owned by EC Technology	Develops and operates a sharing economy mobile platform for courier services
3D Discovery Co., Limited, a HK company	100% owned by EC Technology	Develops an interactive virtual tour of a physical space using a mobile phone camera
EC Creative Limited (“EC Creative”), a BVI company	100% owned by Vantage	Holding company and provision of management services
Sharing Film International Limited, a HK company	100% owned by EC Creative	Production of films
Peak Equity International Limited (“Peak Equity”), a BVI company	100% owned by Vantage	Holding company
Universal Sharing Limited, a BVI company	100% owned by Peak Equity	Sales and marketing in Hong Kong
ECrent Worldwide Company Limited, a HK company	100% owned by Peak Equity	Operation of online platform in Hong Kong
ECrent Capital Holdings Limited, a BVI company	100% owned by Peak Equity	Licensing service

Our executive offices located at Cornwall Centre, No.85 Castle Peak Road, Castle Peak Bay, Tuen Mun, N.T., Hong Kong, telephone (852) 2583 2186.

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

Marketing and Distribution

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

Research and Development

In our sharing economy business, we have established both in-house engineering teams and engaged with external technology partners and advisors to develop a common underlying information and transaction platform which can be used by different sharing economy vertical applications. Our technical teams and partners include experts in blockchain, artificial intelligence, big data, digital imaging and video technologies, eCommerce and UI/UX, among others. Given the early stage of the sharing economy business, we did not incur any R&D expenses in 2020 and 2019. We expect this to increase in 2021 as we work on building this business and the associated IT and transaction platforms.

Government Regulations

Environmental Regulations

Environmental commitments from the global communities will continue to help the development of sharing economy businesses in the coming years.

Business Licenses

We believe our sharing economy businesses are properly licensed with the appropriate government entities. However, because BuddiGo’s business model provides inner-city peer-to-peer delivery services, we could be identified as a member of the logistics industry by the governments of some countries where we conduct business. This could trigger additional licensing requirements.

Intellectual Property Rights

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

Risks Related to Our Business

For the year ended December 31, 2020, we incurred losses from continuing operations of $8 million, we cannot assure you that our losses will not continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a loss from continuing operations of $8 million for the year ended December 31, 2020. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2020 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred loss from continuing operations and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss from continuing operations for 2020 and 2019, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2020, we had outstanding short-term bank loans of $6.4 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Trading volume of OTC Pink stocks have been historically lower and more volatile than stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser’s prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock was traded on The NASDAQ Capital Market under the symbol “CLNT” from December 29, 2011 to January 7, 2018 and on January 8, 2018, our trading symbol was changed its symbol to “SEII”. ON December 5, 2018 our common stock was delisted from NASDAQ and now our common stock is quoted on the OTC Pink operated by the OTC Markets Group, under the symbol “SEII.” Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2020 and 2019. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2020		2019
	High	Low	High	Low
First quarter	$18.50	$18.50	$0.45	$0.10
Second quarter	$10.00	$8.50	$0.54	$0.12
Third quarter	$5.50	$5.50	$0.49	$0.17
Fourth quarter	$0.05	$0.03	$0.48	$0.11

On March 26, 2021, the last sale price of our common stock as reported by OTC Markets was $0.04 per share.

Shareholders

As of January 15, 2021, we had approximately 1,231 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2020, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during financial year ended December 31, 2020 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company has turned fully into developing the sharing economy businesses in 2020. Unfortunately the COVID-19 situation has created adverse market conditions to sharing economy due to the changes in consumer and business market behaviors.

Governments around the world has further commitment to the environmental protections, so we still believe in the future development of sharing economy. The company is in the process of changing the business models on our sharing economy platforms so they fit to the changed market behaviors and be continued to expand our markets.

The company plans to expand into the Asia and U.S. markets in 2021.

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

Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09 ”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “ Leases (Topic 842) ”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The adoption of ASU 2016-02 is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

Discontinuance of PRC operations

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

Disposal of AnyWork Space operations

On March 24, 2020, the Company sold its equity interest of 80% in AnyWorkspace Limited. The assets and liabilities of AnyWorkspace Companies have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s and consolidated statements of operations for all periods presented.

Years Ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Years Ended December 31,
	2020	2019
	Dollars	Dollars
Revenues	$52	$30
Cost of revenues	1	25
Gross profit	51	5
Operating expenses	3,227	7,044
Loss from operations	(3,176)	(7,039)
Other (expense) income, net	(3,613)	4,483
Loss from continuing operations before provision for income taxes	(6,789)	(2,556)
Provision for income taxes	-	-
Loss from continuing operations	(6,789)	(2,556)
Income (loss) from discontinued operations, net of income taxes	-	(24,951)
Net loss	(6,789)	(27,507)
Other comprehensive loss:
Foreign currency translation adjustment	(55)	22
Comprehensive loss	$(6,844)	$(27,485)

Revenues. During the year ended December 31, 2020, we recognized revenues from our sharing economy business of approximately $52,000 compared to approximately $30,000 for the year ended December 31, 2019.

Cost of revenues. Cost of revenues includes the domain and hosting charges. For the year ended December 31, 2020, cost of revenues was approximately $1,000 as compared to approximately $25,000 for the year ended December 31, 2019, a decrease of approximately $24,000, or 96%.

Gross profit and gross margin. Our gross profit was approximately $51,000 for the year ended December 31, 2020 as compared to gross profit of approximately $4,900 for the year ended December 31, 2019, representing gross margins of 98.3% and 16.3% respectively, an increase year over year. The increase in our gross margin for 2020 was primarily attributed to the tight cost control. We expect that our gross margin will remain at its current levels by increasing more exposure to the market.

Operating expenses. For the year ended December 31, 2020 operating expenses were approximately $3,227,000 as compared to approximately $7,044,000 for the year ended December 31, 2019, a decrease of approximately $3,817,000, or 54,19%, and consisted of the following:

Loss from operations. As a result of the factors described above, for the year ended December 31, 2020, loss from operations amounted to approximately $3,176,000, as compared to approximately $7,039,000 for the year ended December 31, 2019.

Other income (expense), net. Other expense, net of other income, includes interest income, interest expense, loss on foreign currency translation loss, dividend income, impairment loss on intangible asset, impairment loss on other receivables, impairment loss on marketable securities, gain on disposal of marketable securities, gain from deconsolidation of VIEs, amounted to approximately $3,613,000 for the year ended December 31, 2020. As compared to the year ended December 31, 2019, total other income, net, amounted to approximately $4,483,000, mainly consisted of interest income, interest expense, loss on foreign currency translation, and gain from deconsolidation of VIEs.

Income tax provision.  Income tax expense was $0 for the year ended December 31, 2020, as compared to $0 for the year ended December 31, 2019.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was approximately $6,789,000, or $(0.07) per share (basic and diluted), for the year ended December 31, 2020, as compared with loss from continuing operations of approximately $2,556,000, or $(0.01) per share (basic and diluted), for the year ended December 31, 2019, a change of approximately $4,233,000 or 165%.

Loss from discontinued operations, net of income taxes. Our income from discontinued operations was approximately $0, or $(0.00) per share (basic and diluted), for the year ended December 31, 2020, as compared with loss from discontinued operations of approximately $24,951,000, or $(0.13) per share (basic and diluted), for the year ended December 31, 2019, a change of approximately $25,023,000 or 100%.

The summarized operating result of discontinued operations included our consolidated statements of operations is as follows (dollars in thousands):

	Fiscal Years Ended December 31,
	2020	2019
Revenues	$-	$6,661
Cost of revenues	-	(11,683)
Gross profit (loss)	-	(5,022)
Operating expenses:	-	(19,697)
Loss from operations	-	(24,719)
Other income (expense), net	-	(232)
Income (loss) from discontinued operations, before income taxes	-	(24,951)
Income taxes	-	-
Income (loss) from discontinued operations, net of income taxes	$-	$(24,951)

Net loss. As a result of the foregoing, our net loss was approximately $6,788,000, or $(0.06) per share (basic and diluted), for the year ended December 31, 2020, as compared with net loss of approximately $27,508,000, or $(0.14) per share (basic and diluted), for the year ended December 31, 2019, a change of approximately $20,720,000, or 75%.

Foreign currency translation loss. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non- cash adjustment, we reported a foreign currency translation loss of $55,000 for the year ended December 31, 2020, as compared to a foreign currency translation gain of $22,000 for the year ended December 31, 2019. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss. As a result of our foreign currency translation loss, we had comprehensive loss for the year ended December 31, 2020 of approximately $6,844,000, compared to comprehensive loss of approximately $27,485,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2020 and 2019, we had cash balances of $1,805,417 and $83,667, respectively. These funds are located in financial institutions mainly located in Hong Kong and the PRC.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to December 31, 2020 (dollars in thousands):

	December 31, 2020	December 31, 2019	Change	Percentage Change
Working capital:
Total current assets	$3,967	$5,636	$(1,669)	(30)%
Total current liabilities	11,707	8,683	3,024	35%
Working capital deficit	$(7,740)	$(3,047)	$(4,693)	(154)%

Our working capital deficit increased by $4,693,000 to $7,740,000 at December 31, 2020 from $3,047,000 at December 31, 2019. This increase in working deficit is primarily attributable to the new proceeds from bank loans.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

	For the Years Ended December 31,
	2020	2019

Net Cash Used in Operating Activities	$(1,544,186)	$(6,304,868)
Net Cash Provided by (Used in) Investing Activities	1,332,707	(4,632,237)
Net Cash Provided by Financing Activities	1,962,194	10,245,031
Effect of Exchange Rate Changes in Cash and Cash Equivalents	(28,965)	(73,776)
Cash and Cash Equivalents at Beginning of Year	83,667	883,462
Cash and Cash Equivalents at End of Year	1,805,417	117,612
Less: Cash and cash equivalents from discontinued operations	-	(33,945)
Cash and cash equivalents from continuing operations, end of Year	$1,805,417	$83,667

Cash Flow in Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was approximately $1,544,000, which consists of the net cash used in operating activities of approximately $1,544,000 from continuing operations and approximately $0 from discontinued operations.

For the year ended December 31, 2019, net cash used in operating activities was approximately $6,305,000, which consists of the net cash used in operating activities of approximately $1,026,000 from continuing operations and approximately $5,279,000 from discontinued operations.

Cash Flow in Investing Activities

For the year ended December 31, 2020, we had net cash provided by investing activities of approximately $1,333,000 from continuing operations and approximately $0 from discontinued operations. The total net cash provided by investing activities primarily mainly related to the disposal of investment in marketable securities and proceeds from disposal of a subsidiary.

For the year ended December 31, 2019, we had net cash used in investing activities of approximately $4,632,000 from continuing operations and $0 from discontinued operations. The total net cash used in investing activities primarily mainly related to the purchases of property and equipment and the investment in marketable securities.

Cash Flow in Financing Activities

For the year ended December 31, 2020, we had net cash provided by financing activities of approximately $1,962,000 from continuing operations and $0 from discontinued operations. We received advances from related party of approximately $103,000, received net proceeds from issuance of note payable of approximately $183,000, and received net proceeds from bank loans of approximately $1,735,000, offset by, repayment of bank loan of approximately $59,000.

For the year ended December 31, 2019, we had net cash provided by financing activities of approximately $11,351,000 from continuing operations, offset by net cash used in of $1,106,000 from discontinued operations. We received advances from related party of approximately $820,000, received net proceeds from bank loans of approximately $9,658,000, and received proceeds from sale of common stock of approximately $905,000, offset by, repayment of related party advances of approximately $32,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Bank loans (1)	$11,386,559	$6,446,139	$381,377	$390,304	$4,168,739
Convertible note payable (2)	595,750	595,750	-	-	-
Total	$11,982,309	$7,041,889	$381,377	$390,304	$4,168,739

(1)	Bank loans consisted of short term and long-term bank loans.
(2)	$94,167 will be converted into common shares in 2021.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2020 and 2019, we had unrealized foreign currency translation loss of approximately $56,000 and unrealized foreign currency translation gain of approximately $22,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharing Economy International Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the notes to consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Audit Alliance LLP

We have served as the Company’s auditor since 2020.

April 16, 2021

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,805,417	$83,667
Accounts receivable, net of allowance for doubtful accounts	38,814	305
Prepaid expenses and other receivables	132,644	1,019,883
Marketable securities	1,989,823	4,532,296

Total current assets	3,966,698	5,636,151

OTHER ASSETS:
Property and equipment, net	487,336	620,075
Intangible assets, net	156,767	1,108,407

Total other assets	644,103	1,728,482

Total assets	$4,610,801	$7,364,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$6,446,139	$4,676,184
Convertible note payable, net of unamortized debt discount	595,750	838,571
Accounts payable	1,264,706	516,341
Accrued liabilities	932,220	279,941
Due to related parties	2,468,375	2,365,504
Deferred revenue	107	-
Income taxes payable	-	6,802

Total current liabilities	11,707,297	8,683,343

LONG-TERM LIABILITIES:
Long-term loan	4,940,420	4,981,361

Total liabilities	16,647,717	13,644,704

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 531,600 and 0 issued and outstanding at December 31, 2020 and 2019, respectively	532	-
Common stock $0.001 par value; 7,400,000,000 shares authorized; 172,883,475 and 3,988,372 shares issued and outstanding at December 31, 2020 and 2019, respectively	172,883	3,989
Common stock to be issued	-	140,379
Additional paid-in capital	61,700,634	60,773,853
Accumulated deficits	(73,020,134)	(66,300,687)
Accumulated other comprehensive (loss) income - foreign currency translation adjustment	(13,246)	42,597
Total stockholders’ deficit attributed to SEII	(11,159,331)	(5,339,869)

Non-controlling interest	(877,585)	(960,202)

Total stockholders’ deficit	(12,036,916)	(6,300,071)

Total liabilities and stockholders’ deficit	$4,610,801	$7,364,633

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2020	2019

REVENUES	$51,925	$29,655

COST OF REVENUES	(853)	(24,812)

Gross profit	51,072	4,843

OPERATING EXPENSES:
Depreciation and amortization	337,683	299,874
Selling, general and administrative	2,684,310	5,811,832
Written-off prepayments	122,514	-
Impairment loss on goodwill	82,692	932,883

Total operating expenses	3,227,199	7,044,589

LOSS FROM OPERATIONS	(3,176,127)	(7,039,746)

OTHER INCOME (EXPENSE):
Interest income	20	117
Interest expense	(965,163)	(322,201)
Dividend income	3,052	-
Impairment loss on intangible asset	(750,000)	-
Impairment loss on other receivables	(705,000)	-
Impairment loss on marketable securities	(1,951,091)	-
Gain on disposal of marketable securities	428,621	-
Unrealised gain on marketable securities	292,126	-
Loss on disposal of a subsidiary	(70,900)	-
Gain from deconsolidation of VIE	-	4,731,804
Loss on foreign currency translation	3,678	(1,955)
Other income	102,139	75,438

Total other (expense) income, net	(3,612,518)	4,483,203

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,788,645)	(2,556,543)

Income taxes provision	-	-

LOSS FROM CONTINUING OPERATIONS	(6,788,645)	(2,556,543)

DISCONTINUTED OPERATIONS:
Income (loss) from discontinued operations, net of income taxes	-	(24,951,086)

NET LOSS	(6,788,645)	(27,507,629)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(69,198)	(420,532)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,719,447)	$(27,087,097)

COMPREHENSIVE LOSS:
Net loss	$(6,788,645)	$(27,507,629)
Foreign currency translation (loss) gain	(55,843)	22,302

Comprehensive loss	$(6,844,488)	$(27,485,327)

Net loss attributable to non-controlling interest	$(69,198)	$(420,532)
Foreign currency translation gain from non-controlling interest	1,541	132

Comprehensive loss attributable to common stockholders	$(6,776,831)	$(27,064,927)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.06)	$(0.01)
Discontinued operations - basic and diluted	0.00	(0.13)

Net loss per common share - basic and diluted	$(0.06)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	107,723,188	188,332,818

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2019
	Common Stock		Common stock to be issued		Additional			Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Interest	Deficit

Balance, December 31, 2018 (restated)	3,770,139	$3,770	140,378,844	$140,379	$65,515,431	$(40,099,942)	$2,352,592	$2,695,362	$(539,802)	$30,067,790

Common stock issued for cash	63,800	64	-	-	905,036	-	-	-	-	905,100

Common stock issued for services to consultants and service providers	34,987	35	-	-	399,901	-	-	-	-	399,936

Common stock surrendered for services from consultants and service providers	(11,250)	(11)	-	-	(947,937)	-	-	-	-	(947,948)

Common stock issued upon conversion of debt	5,333	5	-	-	49,995	-	-	-	-	50,000

Common stock issued for donation	1,709	2	-	-	259,596	-	-	-	-	259,598

Common stock issued for acquisition of ECoin’s Redemption Codes	55,147	55	-	-	749,945	-	-	-	-	750,000

Gain from bargain purchase of ECRent	-	-			(7,199,900)	7,931,951	-	-	-	732,051

Common stock issued for acquisition of G-Coin	68,507	69	-	-	897,367	-	-	-	-	897,436

De-consolidation of VIEs	-	-	-	-	144,419	(7,045,599)	(2,352,592)	(2,675,067)	-	(11,928,839)

Net loss for the year	-	-	-	-	-	(27,087,097)	-	-	(420,532)	(27,507,629)

Foreign currency translation adjustment	-	-	-	-	-	-	-	22,302	132	22,434

Balance, December 31, 2019 (restated)	3,988,372	$3,989	140,378,844	140,379	$60,773,853	$(66,300,687)	$-	$42,597	$(960,202)	$(6,300,071)

For the year ended December 31, 2020
	Preferred Stock		Common Stock		Common stock to be issued				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Deficit

Balance, January 1, 2020	-	-	3,988,372	$3,989	140,378,844	$140,379	$60,773,853	$(66,300,687)	$42,597	$(960,202)	$(6,300,071)

Common stock issued for acquisition of Peak Equity Group	-	-	140,378,844	140,379	(140,378,844)	(140,379)	-	-	-	-	-

Common stock issued for services from consultants and service providers	531,600	532	16,000	16	-	-	477,460	-	-	-	478,008

Common stock issued upon conversion of debt	-	-	28,170,787	28,170	-	-	449,650	-	-	-	477,820

NCI from disposal of subsidiary	-	-	-	-	-	-	-	-	-	67,712	67,712

Acquisition of NCI	-	-	-	-	-	-	-	-	-	82,562	82,562

Fractional shares from reverse split	-	-	329,472	329	-	-	(329)	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(6,719,447)	-	(69,198)	(6,788,645)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(55,843)	1,541	(54,302)

Balance, December 31, 2020	531,600	532	172,883,475	$172,883	-	$-	$61,700,634	$(73,020,134)	$(13,246)	$(877,585)	$(12,036,916)

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,788,645)	$(27,507,629)
Less: net income (loss) from discontinued operations	-	(24,951,086)
Net loss from continuing operations	(6,788,645)	(2,556,543)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	134,691	28,980
Allowance for doubtful accounts	-	48,952
Amortization of intangible assets	202,992	270,894
Impairment loss of intangible assets	750,000	-
Impairment loss of other receivables	705,000	-
Impairment loss of marketable securities	1,951,091	33,975
Impairment loss of goodwill	82,692	898,908
Gain from deconsolidation of VIE & subsidary	-	(4,731,804)
Written-off prepayment	122,514	813,992
Stock-based employment compensation	-	933
Stock-based professional fees	523,008	3,018,829
Stock-based donation	-	259,598
Loss on disposal of a subsidiary	70,900	-
Amortization of debt discount	7,179	162,170
Gain on sale of marketable securities	(428,621)	-
Unrealised gain on marketable securities	(292,126)	-
Changes in operating assets and liabilities:
Notes receivable	-	150,126
Accounts receivable	(38,509)	91,228
Prepaid expenses and other receivables	14,725	20,409
Accounts payable and accrued expenses	748,366	463,237
Other payable	697,252	-
Income tax payable	(6,802)	-
Deferred revenue	107	-

CASH FLOWS USED IN OPERATING ACTIVITIES – continuing operations	(1,544,186)	(1,026,116)
CASH FLOWS USED IN OPERATING ACTIVITIES – discontinued operations	-	(5,278,752)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,544,186)	(6,304,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(99,941)
Purchase of marketable securities	(11,482,148)	(4,532,296)
Purchase of non-controlling interest	(154)	-
Proceeds from disposal of marketable securities	12,803,705	-
Proceeds from disposal of a subsidiary	8,252	-
Dividend received	3,052	-

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES – continuing operations	1,332,707	(4,632,237)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES – discontinued operations	-	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,332,707	(4,632,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(58,824)	-
Proceeds from bank loan	1,735,147	9,657,545
Proceeds from issuance of note payable	183,000	-
Advances from related party	102,871	820,061
Repayment to related party	-	(31,604)
Proceeds from sale of common stock, net	-	905,100

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES – continuing operation	1,962,194	11,351,102
CASH FLOWS USED IN FINANCING ACTIVITIES – discontinued operations	-	(1,106,071)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,962,194	10,245,031

Effect of exchange rate changes	(28,965)	(73,776)

Net decrease in cash and cash equivalents	1,721,750	(765,850)

Cash and cash equivalents - beginning of year	83,667	883,462

Cash and cash equivalents - end of year	1,805,417	117,612

Less: Cash and cash equivalents from discontinued operations	-	(33,945)

Cash and cash equivalents from continuing operations - end of year	$1,805,417	$83,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid in continuing operations for:
Interest	$263,369	$322,201
Income taxes	$-	$-

Cash paid in discontinued operations for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for redemption of convertible note and accrued interest	$477,820	$50,000
Stock issued for acquisition of non-wholly owned subsidiaries	$-	$1,828,494
Stock issued for services from consultants and vendors	$478,008	$-
Stock issued for accrued liabilities	$-	$1,641,254

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

On November 20, 2019, EC Advertising Limited and Au Chi Tong entered into a Consulting Agreement, whereby Sharing Economy International, Inc. (the “Company”) shall issue 400,000 shares of common stock to the consultant in exchange for consulting services offered to the Company and its subsidiaries. The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement, which is incorporated herein by reference and attached hereto as Exhibit 10.1.

On December 14, 2019, ECoin Global Limited and EC Power (Global) Technology Limited entered into a Transfer Agreement relating to the transfer of redemption codes in exchange for 2,757,353 shares of common stock of the Company.

On December 18, 2019, Ying Huihao and EC Advertising Limited entered into a Sale and Purchase Agreement with respect to G-Coin Worldwide Limited (“G-Coin”), whereby the Company shall issue 3,425,328 shares of common stock in exchange for two vessels owned by G-Coin.

On December 16, 2019, Sharing Economy International, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with Sze Man Cheung, a Hong Kong citizen, for the purchase and sale of 2,500,000 shares of common stock for an aggregate amount of US$705,000, or US$0.282 per share.

On December 27, 2019, the Company completed the Acquisition of Peak Equity International Limited and Subsidiaries (collectively “Peak Equity”) (the “Acquisition”) for its 100% equity interest. The consideration of the Acquisition totaled approximately 7,200,000,000 shares of the Company’s common stock, at the price of $0.25, equal to $1,800,000,000.

On December 30, 2019, Green Power Environment Technology (Shanghai) Co., Ltd. And Wuxi Huayang Dye Machinery Co. Ltd. entered into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007. The operation in China was considered as discontinued operations and fully written-off at December 31, 2019.

On March 24, 2020, the Company sold its equity interest of 80% in AnyWorkspace Limited for a consideration of approximately $8,251 with a loss on disposal of $70,900.

On August 14, 2020, the Company acquired the remaining equity interest of 40% in 3D Discovery Co. Limited for a consideration $154.

On December 30, 2020, the Company’s Board of Directors approved to enter into a Termination Agreement with Jebe Production Group Limited.

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

●

AnyWorkspace Limited (“AnyWorkspace”), a company incorporated under the laws of Hong Kong on November 12, 2015, and 80% of its shareholding was acquired by Sharing Economy on January 30, 2018. On March 24, 2020, the Company disposed 80% equity interest of AnyWorkspace.

●	Xiamen Great Media Company Limited (“Xiamen Great Media”), a company incorporated under the laws of the PRC on September 5, 2018 and is a wholly-owned by EC Advertising.

NOTE 2 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $6,788,645 for the year ended December 31, 2020. The net cash used in operations were approximately $1,544,186 for the year ended December 31, 2020. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SIGIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2020 is referred to as “fiscal 2020”, and the year ended December 31, 2019 is referred to as “fiscal 2019”.

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Discontinued Operations

On December 30, 2019 the Company’s Board of Directors approved to enter into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007 with Huayang Companies. The operations in China were closed down and fully written-off at December 31, 2019. The assets and liabilities of Huayang Companies have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all years presented.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2020 and 2019 include the allowance for doubtful accounts on accounts and other receivables, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of equity method investment, the fair value of assets held for sale, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At December 31, 2020 and 2019, cash balances held in banks in the PRC and Hong Kong of $1,805,417 and $83,667, respectively, are uninsured.

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

During the year ended December 31, 2020 and 2019, $0 and $33,975 was recognized as impairment loss as other-than-temporary decline in fair value, respectively.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2020 and 2019.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, short-term bank loans, convertible notes payable, note payable, accounts payable, accrued liabilities, amount due to a related party and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$1,989,823	$1,989,823	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$4,532,296	$4,532,296	$–	$–

As of December 31, 2020 and 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2020 and 2019, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $11,028,252 for discontinued operations, respectively. For the continuing operations, the allowance for doubtful accounts was amounted to $0 and $48,952, respectively.

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

Depreciation expense from continuing operations for the year ended December 31, 2020 and 2019 amounted to $134,691 and $28,980, respectively.

Depreciation expense from discontinued operations for the year ended December 31, 2020 and 2019 amounted to $0 and $565,008, respectively.

Impairment of long-lived assets and intangible asset

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  At December 31, 2020 and 2019, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2020 and 2011. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2020 impairment analysis, the Company recorded impairment charges on long-lived assets of $705,000 and $0 for the year ended December 31, 2020 and 2019, in relation to its continued operations. The Company recorded impairment charges on long-lived assets of $0 and $565,008 for the year ended December 31, 2020 and 2019, in relation to its discontinued operations.

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

Continuing operations

The Company derives its revenues from the sale of license and advertising right and in a term of certain periods. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2020, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2020 and 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from RMB and HKD into US$ has been made at the following exchange rates for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Year-end RMB:US$ exchange rate	7.0682	7.1363
Year average RMB:US$ exchange rate	7.0324	6.8609
Year-end HK$:US$ exchange rate	7.7502	7.7872
Year average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2020 and 2019. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2020	2019
Net loss for basic and diluted attributable to common shareholders	$(6,719,447)	$(27,087,097)
From continuing operations	(6,719,447)	(2,136,011)
From discontinued operations	$-	$(24,951,086)

Weighted average common stock outstanding
- Basic	107,723,188	188,332,818
- Diluted	108,071,277	188,332,818

Net loss per share of common stock
From continuing operations – basic	$(0.06)	$(0.01)
From discontinued operations – basic	0.00	(0.13)
Net loss per common share - basic	$(0.06)	$(0.14)

Net loss per share of common stock
From continuing operations – diluted	$(0.06)	$(0.01)
From discontinued operations – diluted	0.00	(0.13)
Net loss per common share - diluted	$(0.06)	$(0.14)

Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2020 and 2019 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

NOTE 4 – BUSINESS COMBINATION AND DECONSOLIDATION OF SUBSIDIARY

On August 14, 2020, the Company completed the acquisition of 40% equity interest of 3D Discovery Co. Limited (the “Acquisition”). The total consideration of the acquisition is $154.

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

The goodwill is fully impaired for the year ended December 31, 2020.

NOTE 5 – DISCONTINUED OPERATIONS

On December 30, 2019 the Company’s Board of Directors approved to enter into a VIE Termination Agreement relating to the termination of the Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, Option Agreement, Voting Rights Proxy Agreement dated October 12, 2007 with Huayang Companies. The operations in China were closed down and fully written-off at December 31, 2019. The assets and liabilities of Huayang Companies have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all years presented.

On March 24, 2020, the Company sold its equity interest of 80% in AnyWorkspace Limited. The assets and liabilities of AnyWorkspace Companies have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2020	2019
Revenues	$-	$6,661,473
Cost of revenues	-	(11,683,813)
Gross profit (loss)	-	(5,022,340)
Operating expenses	-	(19,696,644)
Loss from operations	-	(24,718,984)
Other income (expense), net	-	(232,102)
Income (loss) from discontinued operations, net of income taxes	$-	$(24,951,086)

NOTE 6 –  PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment consisted of the following:

	Useful life	December 31, 2020	December 31, 2019

Office equipment	3 - 5 years	25,872	25,815
Motor vehicle	5 years	72,382	72,382
Yacht	infinite	591,404	588,592
		689,658	686,789
Less: accumulated depreciation		(202,322)	(66,714)

		$487,336	$620,075

Depreciation expense from continuing operations for the years ended December 31, 2020 and 2019 amounted to $134,691 and $28,980.

NOTE 7 –  INTANGIBLE ASSETS

At December 31, 2020 and 2019, intangible assets consisted of the following:

	Useful life	December 31, 2020	December 31, 2019

Other intangible assets	3 - 5 years	844,246	843,817
Redemption code	5 years	750,000	750,000
Goodwill	infinite	27,353	27,353
		1,621,599	1,621,170
Less: accumulated amortization		(714,832)	(512,763)
Less: impairment loss		(750,000)	-

		$156,767	$1,108,407

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2021	$103,889
2022	18,018
2023	7,507
Thereafter	-
$129,414

Amortization expense from continuing operations for the years ended December 31, 2020 and 2019 amounted to $202,992 and $270,894 respectively. Amortization expense from discontinued operations for the years ended December 31, 2020 and 2019 amounted to $0 and $84,219, respectively. Impairment loss from continuing operations for the years ended December 31, 2020 and 2019 amounted to $750,000 and $0 respectively. No impairment loss from discontinued operations recognised for the years ended December 31, 2020 and 2019.

NOTE 8 – BANK LOANS

Bank loans of $5,064,142 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $6,322,417 is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

At December 31, 2020, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

At December 31, 2020 and 2019, bank loans consisted of the following:

	December 31, 2020	December 31, 2019

Mortgage loan	$5,064,142	$5,098,796
Line of revolving loan	6,322,417	4,558,749
Short-term bank loans	-	1,195,297

Total bank loans	11,386,559	10,852,842
Less: Total bank loans – discontinued operations	-	(1,195,297)
Total bank loans – continuing operations	$11,386,559	$9,657,545

Reclassifying as:
Current portion	$6,446,139	$4,676,184
Long-term portion (more than 12 months)	4,940,420	4,981,361

Total bank loans	$11,386,559	$9,657,545

Interest related to the bank loans from continuing operations was $263,369 and $322,201 for the years ended December 31, 2020 and 2019, respectively.

Interest related to the bank loans from discontinued operations was $0 and $147,631 for the years ended December 31, 2020 and 2019, respectively.

All interests are included in interest expense on the accompanying consolidated statements of operations.

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

On April 30, 2020, the Company converted an aggregate of $100,000 and $0 outstanding principal and interest of the Iliad Note, respectively, into 10,059 shares of its common stock.

During the December, 2020, the Company converted an aggregate of $235,000 and $158,017 outstanding principal and interest of the Iliad Note, respectively, into 18,944,773 shares of its common stock.

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

During the December, 2020, the Company converted an aggregate of $127,820 and $0 outstanding principal and interest of the Power Up Note, respectively, into 8,228,775 shares of its common stock.

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

During the December, 2020, the Company converted an aggregate of $15,000 and $0 outstanding principal and interest of the Black Ice Note, respectively, into 987,180 shares of its common stock.

At December 31, 2020 and 2019, convertible debt consisted of the following:

	December 31, 2020	December 31, 2019
Principal	$598,571	$838,571
Unamortized discount	(2,821)	-
Convertible debt, net	$595,750	$838,571

The amortization of discount was $7,179 and $162,170 for the years ended December 31, 2020 and 2019.

 As of December 31, 2020 and 2019, accrued interest amounted to $701,794 and $63,303, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2020 and 2019, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2020, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $228,393. During the years ended December 31, 2019, the Company received advances from Chan Tin Chi Family Company Limited for working capital totaled $788,457. As of December 31, 2020 and 2019, amounts due to Chan Tin Chi Family Company Limited amounted to $1,817,569 and $2,045,962, respectively.

As of December 31, 2020 and 2019, amounts due to related companies amounted to $650,806 and $319,542, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 11 –  STOCKHOLDERS’ DEFICIT

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

As of December 31, 2020 and 2019, the Company has 172,883,435 shares and 3,988,372 shares of common stock issued and outstanding, respectively.

As of December 31, 2020 and 2019, the Company has 531,600 shares and 0 shares of Series A preferred stock issued and outstanding, respectively.

Preferred stock issued for services and acquisition of a non-wholly owned subsidiary

During the year ended December 31, 2020, the Company issued an aggregate of 531,600 shares of preferred stock to one consultant and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s preferred stock at reporting date. During the year ended December 31, 2020, the fair value of the above mentioned shares issued and the change in value of the shares to be issued was $202,008. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant or vendor. For the year ended December 31, 2020, the Company recorded stock-based consulting and service fees to service provider of $202,008. In connection with the issuance/future issuance of shares to consultants and vendors, the Company recorded prepaid expenses of $0 which will be amortized over the remaining service period.

Common stock issued for services

During the year ended December 31, 2020, pursuant to consulting and service agreements, the Company issued an aggregate of 16,000 shares of common stock to several consultants and vendors for the services rendered and to be rendered. These shares were valued at the fair market value on the grant date using the reported closing share price on the date of grant. At the end of each financial reporting period prior to issuance of these shares, the fair value of these shares is measured using the fair value of the Company’s preferred stock at reporting date. During the year ended December 31, 2020, the fair value of the above mentioned shares issued and the change in value of the shares to be issued was $276,000. The Company recognizes stock-based professional fees over the period during which the services are rendered by such consultant or vendor. For the year ended December 31, 2020, the Company recorded stock-based consulting and service fees to service provider of $276,000.

Common stock issued for debt conversion

In April 2020, the 10,059 shares of its common stock upon conversion of debt (note 9).

In December 2020, the Company issued 28,160,728 shares of its common stock upon conversion of debt (note 9).

NOTE 12 – CONCENTRATIONS

Customers

For the years ended December 31, 2020 and 2019, there are no customers representing more than 10% of the Company’s revenue.

Suppliers

For the years ended December 31, 2020 and 2019, there are no vendors representing more than 10% of the Company’s purchase.

NOTE 13 – COMMITMENT AND CONTINGENCIES

Litigation

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

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through April 16, 2021, the Company issued the audited consolidated financial statements.

The Company is currently in default under Iliad Note with the outstanding balance of $503,571 in principal and $733,909 accrued interest at December 31, 2020. At the date of filing, both parties have not reached into the mutual agreement.

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

On March 3, 2021, the Company approved to grant a bonus in aggregate of 8,333,335 shares of common stock, par value $0.001, to the Board of Directors and Advisory Committee members.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Chan Che Chung Anthony, our chief executive officer, and Lam Ka Man, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Chan and Ms. Lam concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2020.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2020. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART III

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Chan Che Chung Anthony	49	Chief executive officer, chairman and director
Lam Ka Man	40	Chief financial officer
Ping Kee Lau	71	Director
Cheng Wai Yin [2,3]	27	Director
Shao Yuan Guo [1,2,3]	63	Director
Lo Yu Ming [1,2,3]	60	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

Che Chung Anthony Chan has over 20 year experience in sales and general management. Previously, he was the managing director of Nibou Transmission Machinery Co., Ltd (Hong King & China). He has a Master Business Administration degree from the University of Wales. We believe Anthony Chan has relevant sales and management experience which is useful for the development of our business in Hong Kong.

Lam Ka Man has served as our Chief Financial Officer and Treasurer since December 3, 2019. She has over 20 years’ experience in accounting and general management. She has previously acted as an internal auditor of manufacturing factories in Hong Kong and China. We believe Lam Ka Man has relevant accounting and management experience which is useful for the development our business in Hong Kong & China. Lam Ka Man’s background an internal auditor led to our conclusion that she should be serving as our Chief Financial Officer, in light of our business and structure.

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

Shao Yuan Guo has served as a director since December 3, 2019, and has over 10 years of experience in banking and financial services with Industrial and Commercial Bank of China and The People’s Bank of China in China. He has over 20 years of management experience in the weaving and garment manufacturing industries. We nominated Mr. Guo as a director because we believe his investment and management experience in China is important for the future development of the Company in the market.

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

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Mr. Shao and Mr. Lo, with Ms. Lo serving as Chairman. The compensation committee is comprised of Mr. Shao, Mr. Lo and Mr. Cheng, with Mr. Shao serving as Chairman. The corporate governance/nominating committee is comprised of Mr. Shao, Mr. Lo and Mr. Cheng, with Mr. Cheng serving as Chairman. Our Plan is administered by the compensation committee.

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

The board and its committees held the following number of meetings during 2020:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2020.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2020.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2020 and 2019 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2020 and 2019. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Che Chung Anthony	2020	309,853	0	0	0	309,853
chief executive officer, chairman (1)	2019	357,949	0	0	0	357,949

Lam Ka Man	2020	23,077	0	0	0	23,077
chief financial officer (2)	2019	4,230	0	0	0	4,230

Jianhua Wu,	2020	0	0	0	0	0
chief executive officer (3)	2019	0	0	0	0	0

(1)	Mr. Chan has been our chief executive officer and chairman since July 28, 2020.

(2)	Ms. Lam has been our chief financial officer since December 3, 2019.

(3)	Mr. Wu has been our chief executive officer since June 3, 2017 and resigned as chief executive officer on July 28, 2020.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2020. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Ping Kee Lau	27,692	-	27,692
Cho Fu Li (1)	7,662	-	7,662
Shao Yuan Guo	32,077	-	32,077
Lo Yu Ming (2)	13,154	-	13,154
Ying Ying Wong (3)	40,569	-	40,569
Cheng Wai Yin (4)	9,237	-	9,237

(1)	Resigned as a director from July 20, 2020

(2)	Been a director since July 20, 2020

(3)	Been a director since December 14, 2017 and resigned on August 24, 2020

(4)	Been a director since August 31, 2020

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Chan Che Chung Anthony	2,136,752	1.10%
Lam Ka Man	100	0.00%
Ping Kee Lau	1,068,576	0.55%
Shao Yuan Guo	854,701	0.44%
Lo Yu Ming	854,701	0.44%
Cheng Wai Yin	854,701	0.44%
All current officers and directors as a group	5,769,531	2.97%
ECinteract Company Limited	43,368,894	22.39%
Chan Tin Chi Family Company Limited (1)(2)	93,585,201	48.32%
Total	142,723,626	73.68%

*	less than 1%.

(1)	Mr. Chan Tin Chi owns 99% of the issued and outstanding ordinary shares of Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited).

(2)	Address is Redhill Peninsula, House 74 Cedar Drive, Tai Tam, Hong Kong

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Audit Alliance LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2020	2019
Audit Fees	$60,000	$50,000
Audit Related Fees	$13,500	$31,000
Tax Fees	$0	$0
All Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
21	List of subsidiaries *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 16, 2021	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Chan Che Chung Anthony
Chan Che Chung Anthony, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Chan Che Chung Anthony as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Chan Che Chung Anthony	Chief Executive Officer and Director	April 16, 2021
Chan Che Chung Anthony	(Principal Executive Officer)

/s/ Lam Ka Man	Chief Financial Officer	April 16, 2021
Lam Ka Man	(Principal Financial and Accounting Officer)

/s/ Ping Kee Lau	Director	April 16, 2021
Ping Kee Lau

/s/ Shao Yuan Guo	Director	April 16, 2021
Shao Yuan Guo

/s/ Lo Yu Ming	Director	April 16, 2021
Lo Yu Ming

/s/ Cheng Wai Yin	Director	April 16, 2021
Cheng Wai Yin