Form 10-Q
period 2021-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2021-05-24
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 193,670,023 shares of common stock are issued and outstanding as of March 31, 2021.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2021

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$444,346	$1,805,417
Accounts receivable, net of allowance for doubtful accounts	25,832	38,814
Prepaid expenses and other receivables	117,051	132,644
Marketable securities	3,185,660	1,989,823

Total current assets	3,772,889	3,966,698

OTHER ASSETS:
Property and equipment, net	452,027	487,336
Intangible assets, net	132,207	156,767

Total other assets	584,234	644,103

Total assets	$4,357,123	$4,610,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$6,425,437	$6,446,139
Convertible note payable, net of unamortized debt discount	503,571	595,750
Accounts payable and accrued expenses	723,861	1,264,706
Other payable	946,483	932,220
Due to related parties	2,504,866	2,468,375
Deferred revenue	-	107

Total current liabilities	11,104,218	11,707,297

LONG-TERM LIABILITIES:
Long-term loan	4,893,661	4,940,420

Total liabilities	15,997,879	16,647,717

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 531,600 and 531,600 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	532	532
Common stock $0.001 par value; 7,400,000,000 shares authorized; 193,670,023 and 172,883,475 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	193,669	172,883
Additional paid-in capital	62,284,015	61,700,634
Retained earnings	(73,249,036)	(73,020,134)
Accumulated other comprehensive income	9,973	(13,246)
Total stockholders’ deficit attributed to SEII	(10,760,847)	(11,159,331)

Non-controlling interest	(879,909)	(877,585)

Total stockholders’ deficit	(11,640,756)	(12,036,916)

Total liabilities and stockholders’ deficit	$4,357,123	$4,610,801

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

REVENUES	$88,207	$11,909

COST OF REVENUES	-	(781)

GROSS PROFIT	88,207	11,128

OPERATING EXPENSES:
Depreciation and amortization	58,306	84,590
Selling, general and administrative	371,036	2,385,414
Bad debt expense	-	122,514

Total operating expenses	429,342	2,592,518

LOSS FROM OPERATIONS	(341,135)	(2,581,390)

OTHER INCOME (EXPENSE):
Interest income	3	2
Interest expense	(78,250)	(95,831)
Dividend income	1,722	-
Gain on disposal of marketable securities	176,870	-
Loss on disposal of a subsidiary	-	(70,901)
Foreign currency transaction loss	7,248	(3,099)
Other income	2,316	73,564

Total other income (expense), net	109,909	(96,265)

LOSE BEFORE PROVISION FOR INCOME TAXES	(231,226)	(2,677,655)

PROVISIONS FOR INCOME TAXES:
Current	-	-
Deferred	-	-

Total Income taxes provision	-	-

NET LOSS	(231,226)	(2,677,655)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,324)	(402,584)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(228,902)	$(2,275,071)

COMPREHENSIVE LOSS:
Net loss	$(231,226)	$(2,677,655)
Unrealized foreign currency translation gain (loss)	23,219	(9,702)

Comprehensive loss	$(208,007)	$(2,687,357)

Net loss attributable to non-controlling interest	$(2,324)	$(402,584)
Unrealized foreign currency translation loss from non-controlling interest	-	1,394

Comprehensive loss attributable to common stockholders	$(205,683)	$(2,286,167)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.00)	$(0.01)
Discontinued operations - basic and diluted	-	-

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	55,061,743	199,418,592

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	For the three months ended March 31, 2020

	Equity attributable to SEII shareholders
	Common Stock		Common stock to be issued		Additional		Accumulated Other	Non-	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest	Deficit

Balance, January 1, 2020	199,418,592	$199,418	7,018,942,195	7,018,942	$53,699,861	$(66,300,687)	$42,597	$(960,202)	$(6,300,071

Loss from disposal of NCI	-	-	-	-	-	-	-	67,712	67,712

Net loss for the period	-	-	-	-	-	(2,275,071)	-	(402,584)	(2,677,655)

Foreign currency translation adjustment	-	-	-	-	-	-	(9,702)	1,394	(8,308)

Balance, March 31, 2020	199,418,592	$199,418	7,018,942,195	7,018,942	$53,699,861	$(68,,575,758)	$32,785	$(1,293,680)	$(8,918,322)

	Three Months Ended March 31, 2021

	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ equity (deficit)

Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)

Issuance of shares for director’s remuneration	-	-	8,333,335	8,333	491,667	-	-	-	500,000
Common stock issued upon conversion of debt			12,452,413	12,453	91,714	-	-	-	104,167
Fractional shares from reverse split			800	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	23,219	-	-	23,219
Net loss for the period	-	-	-	-	-	-	(228,902)	(2,324)	(231,226)

Balance as of March 31, 2021	531,600	$532	193,670,023	193,669	$62,284,015	$9,973	$(73,249,036)	$(879,909)	$(11,640,756)

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,226)	$(2,677,655)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	33,769	33,842
Amortization of intangible assets	24,537	50,748
Written-off prepayments	-	122,514
Impairment loss on marketable securities	-	2,001,013
Gain on disposal of marketable securities	(176,870)	-
Loss on disposal of a subsidiary	-	70,901
Amortization of debt discount	2,821	-
Changes in operating assets and liabilities:
Accounts receivable	12,982	(9,567)
Prepaid and other receivables	15,593	28,450
Accounts payable and accrued expenses	(40,846)	3,063
Other payables	23,431	17,506
Income tax payable	-	(6,802)
Deferred revenue	(107)	589

CASH FLOWS USED IN OPERATING ACTIVITIES	(335,916)	(365,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received	1,722	-
Purchase of marketable securities	(15,750,381)	-
Proceed from disposal of marketable securities	14,739,214	-
Proceed from disposal of a subsidiary	-	8,251

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,009,445)	8,251

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(30,555)	(29,239)
Advance from related party	36,491	368,340

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	5,936	339,101

Effect of exchange rate changes	(21,646)	(19,919)

Net change in cash and cash equivalents	(1,361,071)	(37,959)

Cash and cash equivalents - beginning of period	1,805,417	83,667

Cash and cash equivalents - end of period	$444,346	$45,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$55,750	$95,831
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for director’s remuneration	$500,000	$-
Stock issued for redemption of convertible note and accrued interest	$104,167	$-

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Sharing Economy International Inc. (the “Company”) was incorporated in Delaware on June 24, 1987 under the name of Malex, Inc. On December 18, 2007, the Company’s corporate name was changed to China Wind Systems, Inc. and on June 13, 2011, the Company changed its corporate name to Cleantech Solutions International, Inc. On August 7, 2012, the Company was re-domiciled to a Nevada corporation. On January 8, 2018, the Company changed its corporate name to Sharing Economy International Inc.

The Company’s current business initiatives are focused on targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

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

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss of approximately $231,226 for the three months ended March 31, 2021 and suffered from the accumulated deficit of $73,249,036 at that date. The net cash used in operations were approximately $335,916 for the three months ended March 31, 2021. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2021 and 2020 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At March 31, 2021 and December 31, 2020, cash balances held in banks in the PRC and Hong Kong of $444,346 and $1,805,417, respectively, are uninsured.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at March 31, 2021 and December 31, 2020.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$3,185,660	$3,185,660	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$1,989,823	$1,989,823	$–	$–

As of March 31, 2021 and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2021 and December 31, 2020, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts in the accounts.

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

Depreciation expense for the three months ended March 31, 2021 and 2020 amounted to $33,769 and $33,842, respectively.

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At March 31, 2021 and December 31, 2020, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of March 31, 2021 and December 31, 2020. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the annual impairment analysis, no impairment charges on long-lived assets need to charged.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2021 and December 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R) (“ASC Topic 718”), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The Company estimates the fair value of each restricted stock award as of the date of grant using the closing price as reported by the OTC Markets Group Inc. (the “OTCM”) on the date of grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company accounts for forfeitures of restricted stock as they occur.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Period-end RMB:US$ exchange rate	6.,5536	7.1363
Period average RMB:US$ exchange rate	6.5000	6.8609
Period-end HK$:US$ exchange rate	7.7742	7.7872
Period average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2021 and 2020. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended March 31,
	2021	2020
Net Loss for basic and diluted attributable to common shareholders	$(231,226)	$(2,275,071)

Weighted average common stock outstanding – basic and diluted	55,061,743	199,418,592

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the three months ended March 31, 2021 and 2020 included net loss and unrealized gain from foreign currency translation adjustments.

Reclassification

Certain reclassifications have been made in prior period’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications have no effect on previously reported net loss.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the Company beginning after December 15, 2022 and aligns with the effective date of ASU 2016-13. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 2 – PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful life	March 31, 2021	December 31, 2020

Office equipment	5 years	25,792	25,872
Motor vehicle	5 years	72,382	72,382
Yacht	5 years	589,577	591,404
		687,751	689,658
Less: accumulated depreciation		(235,724)	(202,322)

		$452,027	$487,336

Depreciation expense from continuing operations for the periods ended March 31, 2021 and 2020 amounted to $33,769 and $33,842.

NOTE 3 – INTANGIBLE ASSETS

As of March 31, 2021 and December 31, 2020, intangible assets consisted of the following:

	Useful life	March 31, 2021	December 31, 220

Other intangible assets	3 - 5 years	843,967	844,246
Redemption code	5 years	750,000	750,000
Goodwill	infinite	27,353	27,353
		1,621,320	1,621,599
Less: accumulated amortization		(739,113)	(714,832)
Less: impairment loss		(750,000)	(750,000

		$132,207	$156,767

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2021	$83,899
2022	17,962
2023	2,993
$104,854

For the three months ended March 31, 2021 and 2020, amortization of intangible assets amounted to $24,537 and $50,748, respectively.

NOTE 4 – BANK LOANS

Bank loans of $4,893,661 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $6,425,437 is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

At March 31, 2021, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

At March 31, 2021 and December 31, 2020, bank loans consisted of the following:

	March 31, 2021	December 31, 2020
Mortgage loan	$4,893,661	$5,064,142
Line of revolving loan	6,425,437	6,322,417

Total bank loans	$11,319,098	$11,386,559

Reclassifying as:
Current portion	$6,425,437	$6,446,139
Long-term portion (more than 12 months)	4,893,661	4,940,420

Total bank loans	$11,319,098	$11,386,559

Interest related to the bank loans was $55,750 and $95,831 for the three months ended March 31, 2021 and 20 respectively. All interests are included in interest expense on the accompanying condensed consolidated statements of operations.

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

During the January 2021, the Company converted an aggregate of $95,000 and $9,167 outstanding principal and interest of the Black Ice Note, respectively, into 12,452,413 shares of its common stock.

At December 31, 2020 and 2019, convertible debt consisted of the following:

	March 31, 2021	December 31, 2020
Principal	$503,571	$598,571
Unamortized discount	-	(2,821)
Convertible debt, net	$503,571	$595,750

The amortization of discount was $2,821 and $0 for the periods ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, accrued interest amounted to $756,409 and $701.794, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2021 and 2020, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the period ended March 31, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $115,855. During the period ended March 31, 2020, the Company received advances from Chan Tin Chi Family Company Limited for working capital totaled $310,493. As of March 31, 2021 and December 31, 2020, amounts due to Chan Tin Chi Family Company Limited amounted to $1,701,714 and $1,817,569, respectively.

At March 31, 2020 and December 31, 2019, amounts due to related companies amounted to $803,152 and $650,806, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share. There were 531,600 and 531,600 preferred shares issued and outstanding at March 31, 2021 and December 31, 2020.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of March 31, 2021 and December 31, 2020, the Company has 193,670,023 shares and 172,883,435 shares of common stock issued and outstanding, respectively.

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

Common stock issued for services

During the period ended March 31, 2021, the Company issued an aggregate of 8,333,335 shares of common stock to the Board of Directors and Advisory Committee members for the services rendered. For the period ended March 31, 2021, the Company recorded service fee to the Board of Directors and Advisory Committee members of HK$500,000.

Common stock issued for debt conversion

In January 2021, the Company issued 12,452,413 shares of its common stock upon conversion of debt (note 5).

NOTE 8 – CONCENTRATIONS

Customers

For the three months ended March 31, 2021, there was no single customer accounted for 10% of the Company’s total outstanding accounts receivable at March 31, 2021.

For the three months ended March 31, 2020, there was no single customer accounted for 10% of the Company’s total outstanding accounts receivable at March 31, 2020.

Suppliers

For the three months ended March 31, 2021, there was no single supplier accounted for approximately 10% of the Company’s total outstanding accounts payable at March 31, 2021.

For the three months ended March 31, 2020, there was no single supplier accounted for approximately 10% of the Company’s total outstanding accounts payable at March 31, 2020.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through May [x], 2021, the Company issued the unaudited condensed consolidated financial statements.

The Company is currently in default under Iliad Note with the outstanding  balance of $503,571 in principal and $756,409 accrued interest at December 31, 2020. The remaining outstanding balance of Iliad Note was $1,259,980 at March 31, 2021. At the date of filing, both parties have not reached into the mutual agreement.

On April 28, 2021, the Company and Pyram LC Architecture Limited (“Pyram”) entered into a Note Purchase Agreement, whereby the Company issued a note to Pyram (the “Pyram Note”) in the principal amount of $38,462. The Pyram Note is a convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

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

Given the termination of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2020 or during the three months ended March 31, 2021.

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

Stock-based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R) (“ASC Topic 718”), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The Company estimates the fair value of each restricted stock award as of the date of grant using the closing price as reported by the OTC Markets Group Inc. (the “OTCM”) on the date of grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company accounts for forfeitures of restricted stock as they occur.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
	Dollars	Dollars
Revenues	$88,207	$11,909
Cost of revenues	-	781
Gross profit (loss)	88,207	11,128
Operating expenses	429,342	2,592,518
Loss from operations	(341,135)	(2,581,390)
Other income (expense), net	109,909	(96,265)
Loss before provision for income taxes	(231,226)	(2,677,655)
Provision for income taxes	-	-
Net loss	$(231,226)	$(2,677,655)

Revenues.

During the three months ended March 31, 2021, we recognized revenues from our sharing economy business of $88,207 compared to $11,909 for the three months ended March 31, 2020, an increase of $76,298, or 640.7%.

Cost of revenues.

Cost of revenues includes domain and hosting costs. For the three months ended March 31, 2021, cost of revenues was $0 as compared to $781 for the three months ended March 31, 2020, a decrease of $781, or 100%.

Gross loss and gross margin.

Our gross profit was $88,207 for the three months ended March 31, 2021 as compared to gross loss of $11,128 for the three months ended March 31, 2020, representing gross margins of 100% and 93.4%, respectively. The increase in our gross margin for the three months ended March 31, 2021 was primarily attributed to the reduced scale of commissions paid to the agents.

Operating expenses

For the three months ended March 31, 2021, operating expenses were $429,342 as compared to $2,592,518 for the three months ended March 31, 20209, a decrease of $2,163,176, or 83.4%, due to the decrease in selling, general and administrative expenses and bad debt expense.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2021, loss from operations amounted to $341,135, as compared to $,581,390 for the three months ended March 31, 2020.

Other income (expense).

Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), loss on disposal of a subsidiary, and other income. For the three months ended March 31, 2021, total other income (expense), net, amounted to $109,909 as compared to $96,265 for the three months ended March 31, 2020, an increase of $206,174, or 214.2%. The increase in other income, net, was primarily attributable to gain on disposal of marketable securities incurred in the three months ended March 31, 2021.

Income tax provision. Income tax expense was $0 for the three months ended March 31, 2021 and 2020.

Net loss.

As a result of the foregoing, our net loss was $231,226, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2021, as compared with net loss $676,642, or (0.01) per share (basic and diluted), for the three months ended March 31, 2020, a change of approximately $445,416, or 65.8%.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $444,346 and $1,805,417, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2021	2020
Net cash used in operating activities	$(335,916)	$(365,392)
Net cash provided by investing activities	$(1,009,445)	$8,251
Net cash provided by financing activities	$5,936	$339,101
Effect of exchange rate changes on cash and cash equivalents	$(21,646)	$(19,919)
Net decrease in cash and cash equivalents	$(1,361,071)	$(37,959)
Cash and cash equivalents at beginning of period	$1,805,417	$83,667
Less: cash and cash equivalents from discontinued operations	$-	$-
Cash and cash equivalents at end of period	$444,346	$45,708

The following table sets forth a summary of changes in our working capital from December 31, 2020 to March 31, 2021 (dollars in thousands):

	March 31, 2021	December 31, 2020	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$3,773	$3,967	$(194)	(4.89)%
Total current liabilities	11,104	11,707	(603)	(5.15)%
Working capital	$(7,331)	$(7,740)	$(409)	(5.28)%

Working capital

Total working capital as of March 31, 2021 amounted to approximately negative $7.3 million, as compared to approximately negative $7.7 million as of December 31, 2020. The deterioration in working capital was due mainly to a decline in net assets.

Net cash used in operating activities was $335,916 for the three months ended March 31, 2021, and consisted primarily of a net loss of $231,226, adjusted for depreciation and amortization of $58,306 and gain on disposal of marketable securities of $176,870, an decrease in accounts receivable of $12,982, an increase in prepaid expenses and other receivables of $15,593, a decrease in accounts payable and accruals of $40,846, an increase in other payable of $23,431, a decrease in deferred revenue of $107.

Net cash flow used in investing activities was $1,009,445 for the three months ended March 31, 2021 as compared to $8,251 for the three months ended March 31, 2020. For the three months ended March 31, 2020, net cash flow provided by investing activities reflects cash received from disposal of subsidiary of $8,251.

Net cash flow provided by financing activities was $5,936 for the three months ended March 31, 2021 as compared to $339,101 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received advances from related party of $36,491, offset by repayments for bank loans of $30,555.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans	$11,319	$6,425	$4,894	$-	$-
Convertible note (1)	504	504	-	-	-
Total	$11,823	$6,929	$4,894	$-	$-

(1)	Convertible note is currently in default with the outstanding balance of $838,571 in principal and $85,803 accrued interest at March 31, 2020. In April 2020, an amount of $100,000 was redeemed and converted 502,955 shares of the Company’s common stock. The remaining outstanding balance of Iliad Note was $1,269,464 at April 30, 2020. At the date of filing, both parties have not reached into the mutual agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at March 31, 2021.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal quarter ended March 31, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the fiscal quarter ended March 31, 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: May 24, 2021	By:	/s/ Anthony Che Chung Chan
Anthony Che Chung Chan Chief Executive Officer and
Principal Executive Officer

Date: May 24, 2021	By:	/s/ Ka Man Lam
Ka Man Lam Chief Financial Officer and
Principal Accounting Officer

