Form 10-Q
period 2021-06-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2021-09-16
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Castle Peak Bay,

Tuen Mun, N.T., Hong Kong

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 239,278,847 shares of common stock are issued and outstanding as of August 27, 2021.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2021

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$581,320	$1,805,417
Accounts receivable, net of allowance for doubtful accounts	64,421	38,814
Prepaid expenses and other receivables	562,623	132,644
Marketable securities	3,345,650	1,989,823

Total current assets	4,554,014	3,966,698

OTHER ASSETS:
Property and equipment, net	425,980	487,336
Intangible assets, net	107,782	156,767

Total other assets	533,762	644,103

Total assets	$5,087,776	$4,610,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$6,426,211	$6,446,139
Convertible note payable, net of unamortized debt discount	634,341	595,750
Accounts payable and accrued expenses	690,594	1,264,706
Other payable	1,043,802	932,220
Due to related parties	2,618,259	2,468,375
Deferred revenue	-	107

Total current liabilities	11,413,207	11,707,297

LONG-TERM LIABILITIES:
Long-term loan	4,864,577	4,940,420

Total liabilities	16,277,784	16,647,717

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 531,600 and 531,600 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	532	532
Common stock $0.001 par value; 7,400,000,000 shares authorized; 238,424,776 and 172,883,475 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	238,424	172,883
Additional paid-in capital	63,989,890	61,700,634
Retained earnings	(74,561,937)	(73,020,134)
Accumulated other comprehensive income	25,216	(13,246)
Total stockholders’ deficit attributed to SEII	(10,307,875)	(11,159,331)

Non-controlling interest	(882,133)	(877,585)

Total stockholders’ deficit	(11,190,008)	(12,036,916)

Total liabilities and stockholders’ deficit	$5,087,776	$4,610,801

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
		(Restated)		(Restated)

REVENUES	$42,078	$56,073	$130,285	$67,982

COST OF REVENUES	-	(36,364)	-	(37,145)

GROSS PROFIT	42,078	19,709	130,285	30,837

OPERATING EXPENSES:
Depreciation and amortization	57,538	84,590	115,844	169,180
Selling, general and administrative	1,595,624	513,510	1,966,660	897,911
Written-off prepayments	-	-	-	122,514
Impairment loss on marketable securities	-	(139,408)	-	1,861,605
Impairment loss on goodwill	-	1,080,898	-	1,080,898

Total operating expenses	1,653,162	1,539,590	2,082,504	4,132,108

LOSS FROM OPERATIONS	(1,611,084)	(1,519,881)	(1,952,219)	(4,101,271)

OTHER INCOME (EXPENSE):
Interest income	9	2	12	4
Interest expense	(151,028)	(497,080)	(229,278)	(592,911)
Dividend income	5,500	175	7,222	175
Gain on sale of marketable securities	439,771	76,968	616,641	76,968
Loss on disposal of a subsidiary	-	-	-	(70,901)
Foreign currency loss	1,507	4,058	8,755	959
Other income	200	2,500	2,516	76,064

Total other (expense) income, net	295,959	(413,377)	405,868	(509,642)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,315,125)	(1,933,258)	(1,546,351)	(4,610,913)

PROVISIONS FOR INCOME TAXES:
Current	-	-	-	-
Deferred	-	-	-	-

Total income tax provision	-	-	-	-

NET LOSS	(1,315,125)	(1,933,258)	(1,546,351)	(4,610,913)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,224)	352,682	(4,548)	(49,902)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,312,901)	$(2,285,940)	$(1,541,803)	$(4,561,011)

COMPREHENSIVE LOSS:
Net loss	$(1,315,125)	$(1,933,258)	$(1,546,351)	$(4,610,913)
Foreign currency translation (loss) gain	15,243	(25,755)	38,462	(35,457)

Comprehensive loss	$(1,299,882)	$(1,959,013)	$(1,507,889)	$(4,646,370)

Net (loss) income attributable to non-controlling interest	$(2,224)	$352,682	$(4,548)	$(49,902)
Foreign currency translation gain (loss) from non-controlling interest	-	122	-	1,516

Comprehensive loss attributable to common stockholders	$(1,297,658)	$(2,311,817)	$(1,503,341)	$(4,597,984)

NET LOSS PER COMMON SHARE:
Continuing operations – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations – basic and diluted	-)	(0.00)	-	(0.00)

Net loss per common share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	219,060,833	135,665,126	114,984,418	69,482,385

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Three Months Ended June 30, 2021
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ equity (deficit)

Balance as of March 31, 2021	531,600	$532	193,670,023	193,669	$62,284,015	$9,973	$(73,249,036)	$(879,909)	$(11,640,756)

Common stock issued upon conversion of debt	-	-	3,948,278	3,948	96,052	-	-	-	100,000
Common stock issued for services from consultants and service providers	-	-	26,872,638	26,873	1,024,537	-	-	-	1,051,410
Common stock issued for business marketing services	-	-	13,935,337	13,935	585,285	-	-	-	599,220
Cancellation of common stock			(1,500)	(1)	1				-
Foreign currency translation adjustment	-	-	-	-	-	15,243	-	-	15,243
Net loss for the period	-	-	-	-	-	-	(1,312,901)	(2,224)	(1,315,125)

Balance as of June 30, 2021	531,600	$532	238,424,776	238,424	$63,989,890	$25,216	$(74,561,937)	$(882,133)	$(11,190,008)

	For the three months ended June 30, 2020
	Equity attributable to SEII shareholders
	Preferred Stock		Common Stock		Common stock to be issued				Accumulated Other	Non-	Total
	Number of		Number of		Number of		Additional	Retained	Comprehensive	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest	Deficit
Balance, March 31, 2020	-	-	199,418,592	$199,418	7,018,942,195	$7,018,942	$53,699,861	$(68,575,758)	$32,895	$(960,202)	$(6,300,071)
Common stock issued for acquisition of Peak Equity Group	-	-	7,018,942,195	7,018,942	(7,018,942,195)	(7,018,942)	-	-	-	-	-
Common stock issued acquisition of non-wholly owned subsidiary	2,658,000	2,658	-	-	-	-	1,007,382	-	-	(33,345)	976,695

Common stock issued for services from consultants and service providers	531,600	532	800,000	800	-	-	476,676	-	-	-	478,008

Common stock issued upon conversion of debt	-	-	502,955	503	-	-	99,497	-	-	-	100,000

Net loss for the period	-	-	-	-	-	-	-	(2,285,940)	-	352,682	(1,953,258)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(25,855)	122	(25,633)

Balance, June 30, 2020	3,189,600	$3,190	7,219,663,742	$7,219,663	-	-	$55,283,416	$(70,861,698)	$7,140	$(974,221)	$(9,322,510)

	Six Months Ended June 30, 2021
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ equity (deficit)

Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)

Issuance of shares for director’s remuneration	-	-	8,333,335	8,333	491,667	-	-	-	500,000
Common stock issued upon conversion of debt	-	-	16,400,691	16,401	187,766	-	-	-	204,167
Fractional shares from reverse split	-	-	800	-	-	-	-	-	-
Common stock issued for services from consultants and service providers	-	-	26,872,638	26,873	1,024,537	-	-	-	1,051,410
Common stock issued for business marketing services	-	-	13,935,337	13,935	585,285	-	-	-	599,220
Cancellation share			(1,500)	(1)	1				-
Foreign currency translation adjustment	-	-	-	-	-	38,462	-	-	38,462
Net loss for the period	-	-	-	-	-	-	(1,541,803)	(4,548)	(1,546,351)

Balance as of June 30, 2021	531,600	$532	238,424,776	238,424	$63,989,890	$25,216	$(74,561,937)	$(882,133)	$(11,190,008)

	For the six months ended June 30, 2020
	Equity attributable to SEII shareholders
	Preferred Stock		Common Stock		Common stock to be issued				Accumulated Other	Non-	Total
	Number of		Number of		Number of		Additional	Retained	Comprehensive	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest	Deficit
Balance, January 1, 2020	-	-	199,418,592	$199,418	7,018,942,195	$7,018,942	$53,699,861	$(66,300,687)	$42,597	$(960,202)	$(6,300,071)
Common stock issued for acquisition of Peak Equity Group	-	-	7,018,942,195	7,018,942	(7,018,942,195)	(7,018,942)	-	-	-	-	-
Common stock issued acquisition of non-wholly owned subsidiary	2,658,000	2,658	-	-	-	-	1,007,382	-	-	(33,345)	976,695

Common stock issued for services from consultants and service providers	531,600	532	800,000	800	-	-	476,676	-	-	-	478,008

Common stock issued upon conversion of debt	-	-	502,955	503	-	-	99,497	-	-	-	100,000

NCI from disposal of subsidiary	-	-	-	-	-	-	-	-	-	67,712	67,712

Net loss for the period	-	-	-	-	-	-	-	(4,561,011)	-	(49,902)	(4,610,913)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(35,457)	1,516	(33,941)

Balance, June 30, 2020	3,189,600	$3,190	7,219,663,742	$7,219,663	-	-	$55,283,416	$(70,861,698)	$7,140	$(974,221)	$(9,322,510)

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,546,351)	$(4,610,913)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	66,769	67,684
Amortization of intangible assets	49,075	101,496
Impairment loss on marketable securities	-	1,861,605
Gain on disposal of marketable securities	(616,641)	(76,968)
Impairment loss on goodwill	-	1,080,898
Written-off prepayments	-	122,514
Stock-based professional fees	-	225,333
Stock-based consultancy fee	1,051,410	-
Stock-based business marketing fee	599,220	-
Loss on disposal of a subsidiary	-	70,901
Amortization of debt discount	2,821	2,137
Changes in operating assets and liabilities:
Accounts receivable	(25,607)	(39,375)
Prepaid expenses and other receivables	(429,979)	22,208
Accounts payable and accrued expenses	(74,113)	1,122
Other payable	120,750	422,015
Income tax payable	-	(6,802)
Deferred revenue	(107)	430

CASH FLOWS USED IN OPERATING ACTIVITIES	(802,753)	(755,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received	7,222	-
Purchase of marketable securities	(17,381,542)	(3,295,426)
Proceeds from disposal of marketable securities	16,649,971	2,894,765
Proceeds from disposal of a subsidiary	-	8,251
Cash and cash equivalents from acquisition of a non-wholly owned subsidiary	-	192,022

CASH FLOWS USED IN INVESTING ACTIVITIES	(724,349)	(200,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(60,592)	(39,149)
Proceeds from bank loan	-	1,412,574
Proceeds from issuance of note payable	230,770	183,000
Advance from related party	149,884	329,982

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	320,062	1,886,407

Effect of exchange rate changes	(17,057)	(20,564)

Net change in cash and cash equivalents	(1,224,097)	909,740

Cash and cash equivalents - beginning of period	1,805,417	83,667

Cash and cash equivalents - end of period	$581,320	$993,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$110,107	$144,225
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest	$119,171	$448,686
Stock issued for director’s remuneration	$500,000	$-
Stock issued for acquisition of a non-wholly owned subsidiary	$-	$976,695
Stock issued for services from consultants and vendors	$1,650,630	$478,008
Stock issued for redemption of convertible note and accrued interest	$204,267	$100,000

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss of approximately $1,546,351 for the six months ended June 30, 2021 and suffered from the accumulated deficit of $74,561,937 at that date. The net cash used in operations were approximately $795,531 for the six months ended June 30, 2021. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2021 and 2020 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At June 30, 2021 and December 31, 2020, cash balances held in banks in the PRC and Hong Kong of $581,320 and $1,805,417, respectively, are uninsured.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
Marketable securities, available-for-sale	$3,345,650	$3,345,650	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$1,989,823	$1,989,823	$–	$–

As of June 30, 2021 and December 31, 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2021 and December 31, 2020, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts in the accounts.

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

Depreciation expense from continuing operations for the three months ended June 30, 2021 and 2020 amounted to $33,000 and $33,842, respectively.

Depreciation expense from continuing operations for the six months ended June 30, 2021 and 2020 amounted to $66,769 and $67,684, respectively.

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At June 30, 2021 and December 31, 2020, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of June 30, 2021 and December 31, 2020. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the annual impairment analysis, no impairment charges on long-lived assets need to be charged.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2021 and December 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Period-end RMB:US$ exchange rate	6.4697	7.0682
Period average RMB:US$ exchange rate	6.4549	7.0324
Period-end HK$:US$ exchange rate	7.7650	7.7502
Period average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the six months ended June 30, 2021 and 2020. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Six months ended June 30,
	2021	2020
Net Loss for basic and diluted attributable to common shareholders	$(1,546,351)	$(4,610,913)

Weighted average common stock outstanding – basic and diluted	114,984,418	3,474,119,263

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the six months ended June 30, 2021 and 2020 included net loss and unrealized gain from foreign currency translation adjustments.

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

NOTE 2 – PROPERTY AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful life	June 30, 2021	December 31, 2020

Office equipment	5 years	25,792	25,872
Motor vehicle	5 years	79,433	72,382
Yacht	5 years	589,577	591,404
		694,802	689,658
Less: accumulated depreciation		(268,822)	(202,322)

		$425,980	$487,336

Depreciation expense for the six months ended June 30, 2021 and 2020 amounted to $66,769 and $67,684.

Depreciation expense for the three months ended June 30, 2021 and 2020 amounted to $33,000 and $33,842.

NOTE 3 –INTANGIBLE ASSETS

As of June 30, 2021 and December 31, 2020, intangible assets consisted of the following:

	Useful life	June 30, 2021	December 31, 220

Other intangible assets	3 - 5 years	843,967	844,246
Redemption code	5 years	750,000	750,000
Goodwill	infinite	27,353	27,353
		1,621,320	1,621,599
Less: accumulated amortization		(763,538)	(714,832)
Less: impairment loss		(750,000)	(750,000)

		$107,782	$156,767

Annual amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2021	$63,964
2022	16,465
2023	-
$80,429

For the six months ended June 30, 2021 and 2020, amortization of intangible assets amounted to $49,075 and $101,496, respectively.

For the three months ended June 30, 2021 and 2020, amortization of intangible assets amounted to $24,538 and $50,748, respectively.

NOTE 4 – BANK LOANS

Bank loans of $4,987,904 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $6,302,884 is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

At June 30, 2021, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

At June 30, 2021 and December 31, 2020, bank loans consisted of the following:

	June 30, 2021	December 31, 2020
Mortgage loan	$4,987,904	$5,064,142
Line of revolving loan	6,302,884	6,322,417

Total bank loans	$11,290,788	$11,386,559

Reclassifying as:
Current portion	$6,426,211	$6,446,139
Long-term portion (more than 12 months)	4,864,577	4,940,420

Total bank loans	$11,290,788	$11,386,559

Interest related to the bank loans was $54,357 and $48,394 for the three months ended June 30, 2021 and 2020, respectively.

Interest related to the bank loans was $110,107 and $144,225 for the six months ended June 30, 2021 and 2020, respectively.

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

The Investor has the right at any time after May 2, 2018 until the outstanding balance has been paid in full to convert all or any part of the outstanding balance into shares of common stock of the Company at conversion price of $6.70 per share (the “Lender Conversion Price”). The Lender Conversion Price is subject to certain adjustments set forth in the Iliad Note. The conversion price for each Redemption Conversion (the “Redemption Conversion Price”) shall be the lesser of (a) the Lender Conversion Price, and (b) the Market Price; provided, however, in no event shall the Redemption Conversion Price be less than $2.00 per share (“Conversion Price Floor”) unless the Company waived the Conversion Price Floor.

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

In December 2020, the Company converted an aggregate of $15,000 and $0 outstanding principal and interest of the Black Ice Note, respectively, into 987,180 shares of its common stock.

In January 2021, the Company converted an aggregate of $95,000 and $9,167 outstanding principal and interest of the Black Ice Note, respectively, into 12,452,413 shares of its common stock.

In June 2021, the Company converted an aggregate of $100,000 outstanding principal of the Black Ice Note, respectively, into 3,948,278 shares of its common stock.

On April 9, 2021, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Pyram LC Architecture Limited. (“Pyram”) pursuant to which Pyram purchased a Convertible Promissory Note (the “Pyram Note”) in the original principal amount of $89,744. The Power Up Note is convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Power Up Note bears interest at 12% per annum and is due on October 8, 2021.

On April 28, 2021, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Pyram pursuant to which Pyram purchased the Pyram Note in the original principal amount of $38,462. The Power Up Note is convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Power Up Note bears interest at 12% per annum and is due on October 28, 2021.

On May 13, 2021, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Pyram pursuant to which Pyram purchased the Pyram Note in the original principal amount of $25,641. The Power Up Note is convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Power Up Note bears interest at 12% per annum and is due on November 12, 2021.

On June 29, 2021, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Pyram pursuant to which Pyram purchased the Pyram Note in the original principal amount of $76,923. The Power Up Note is convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Power Up Note bears interest at 12% per annum and is due on December 28, 2021.

As of June 30, 2021 and December 31, 2020, convertible debt consisted of the following:

	June 30, 2021	December 31, 2020
Principal	$634,341	$598,571
Unamortized discount	-	(2,821)
Convertible debt, net	$634,341	$595,750

The amortization of discount was $2,821 and $2,137 for the six months ended June 30, 2021 and 2020.

The amortization of discount was $0 and $2,137 for the three months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, accrued interest amounted to $853,080 and $701,794, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2021 and 2020, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the period ended June 30, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $106,657. During the period ended June 30, 2020, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $110,113. As of June 30, 2021 and December 31, 2020, amounts due to Chan Tin Chi Family Company Limited amounted to $1,710,912 and $1,817,569, respectively.

At June 30, 2021 and December 31, 2020, amounts due to related companies amounted to $907,347 and $650,806, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share. There were 531,600 and 531,600 preferred shares issued and outstanding at June 30, 2021 and December 31, 2020.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of June 30, 2021 and December 31, 2020, the Company has 238,424,776 shares and 172,883,435 shares of common stock issued and outstanding, respectively.

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

Common stock issued for services

During the period ended June 30, 2021, the Company completed the following transactions -

●	the Company issued an aggregate of 8,333,335 shares of common stock to the Board of Directors and Advisory Committee members for the services rendered, at the price of $0.06 per share. For the period ended June 30, 2021, the Company recorded stock-based service fee of $500,000.

●	the Company issued 18,500,000 shares of common stock to certain consultants for the business consultancy services rendered under 2020 Stock Incentive Plan. For the period ended June 30, 2021, the Company recorded stock-based service fee to the consultants at the price of $0.04 per share, in an aggregate amount of $740,000.

●	the Company issued 6,747,638 shares of common stock to certain consultants for the consultancy services rendered. For the period ended June 30, 2021, the Company recorded service fee to the consultants at the price of $0.038 per share, in an aggregate amount of $256,410.

●	the Company issued 625,000 shares of common stock to certain consultants for the consultancy services rendered. For the period ended June 30, 2021, the Company recorded service fee to the consultants at the price of $0.04 per share, in an aggregate amount of $25,000.

●	the Company issued 1,000,000 shares of common stock to certain consultants for the consultancy services rendered. For the period ended June 30, 2021, the Company recorded service fee to the consultants at the price of $0.03 per share, in an aggregate amount of $30,000.

●	the Company issued 13,935,337 shares of common stock to the vendor for the business marketing services rendered. For the period ended June 30, 2021, the Company recorded service fee to the vendor at the price of $0.043 per share, in an aggregate amount of $599,220.

Common stock issued for debt conversion

In January 2021, the Company issued 12,452,413 shares of its common stock upon conversion of debt (note 5).

In June 2021, the Company issued 3,948,278 shares of its common stock upon conversion of debt (note 5).

NOTE 8 – CONCENTRATIONS

Customers

For the three and six months ended June 30, 2021 and 2020, there are no customers representing more than 10% of the Company’s revenue.

Vendors

For the three and six months ended June 30, 2021 and 2020, there are no vendors representing more than 10% of the Company’s purchase.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through September 7, 2021, the Company issued the unaudited condensed consolidated financial statements.

The Company is currently in default under Iliad Note with the outstanding balance of $503,571 in principal and $756,409 accrued interest at December 31, 2020. The remaining outstanding balance of Iliad Note was $1,259,980 at June 30, 2021. At the date of filing, both parties have not reached into the mutual agreement.

On July 29, 2021, the Company and Pyram LC Architecture Limited (“Pyram”) entered into a Note Purchase Agreement, whereby the Company issued a note to Pyram (the “Pyram Note”) in the principal amount of $102,564. The Pyram Note is a convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

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

Given the termination of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2020 or during the six months ended June 30, 2021.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the three months ended June 30, 2021 and 2020:

	Three Months ended June 30,
	2021	2020
Revenues	$42,078	$56,073
Cost of revenues	-	36,364
Gross profit	42,078	19,709
Operating expenses	1,653,162	1,539,590
Loss from operations	(1,611,084)	(1,519,881)
Other (expense) income, net	295,959	(413,377)
Loss from continuing operations before provision for income taxes	(1,315,125)	(1,933,258)
Provision for income taxes	-	-
Net loss	$(1,315,125)	$(1,933,258)

Revenues.

During the three months ended June 30, 2021, we recognized revenues from our sharing economy business of $42,078 compared to $56,073 for the three months ended June 30, 2020, a decrease of $13,995, or 25.0%.

Cost of revenues.

Cost of revenues includes commission costs. For the three months ended June 30, 2021, cost of revenues was $0 as compared to $36,364 for the three months ended June 30, 2020, a decrease of $36,364, or 100%.

Gross profit and gross margin.

Our gross profit was $42,078 for the three months ended June 30, 2021 as compared to gross profit of $19,709 for the three months ended June 30, 2020, representing gross margins of 100% and 35%, respectively. The increase in our gross margin for the three months ended June 30, 2021 was primarily attributed to the new business revenue from acquisition of a wholly owned subsidiary.

Operating expenses.

For the three months ended June 30, 2021, operating expenses were $1,653,162 as compared to $1,539,590 for the three months ended June 30, 2020, an increase of $113,572, or 7.38%, due to increase in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended June 30, 2021, loss from operations amounted to $1,611,084 as compared to $1,519,881 for the three months ended June 30, 2020.

Other income (expense).

Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), gain on disposal of marketable securities, loss on disposal of a subsidiary, and other income. For the three months ended June 30, 2021, total other income, net, amounted to $295,959 as compared to other expense, net, of $413,377 for the three months ended June 30, 2020, an increase of $709,336. The increase in other income, net, was primarily attributable to gain on sale of marketable securities incurred in the three months ended June 30, 2021.

Income tax provision. Income tax expense was $0 for the three months ended June 30, 2021 and 2020.

 Net loss.

As a result of the foregoing, our net loss was $1,315,125, or $(0.01) per share (basic and diluted), for the three months ended June 30, 2021, as compared with net loss $1,933,258, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2020, a change of approximately $618,134, or 32.0%.

 Six months ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the six months ended June 30, 2021 and 2020:

	Six Months ended June 30,
	2021	2020
Revenues	$130,285	$67,982
Cost of revenues	-	37,145
Gross profit	130,285	30,837
Operating expenses	2,082,504	4,132,108
Loss from operations	(1,952,219)	(4,101,271)
Other income (expense), net	405,868	(509,642)
Loss from continuing operations before provision for income taxes	(1,546,351)	(4,610,913)
Provision for income taxes	-	-
Net loss	$(1,546,351)	$(4,610,913)

Revenues.

During the six months ended June 30, 2021, we recognized revenues from our sharing economy business of $130,285 compared to $67,982 for the six months ended June 30, 2020, an increase of $62,303, or 91.6%.

Cost of revenues.

Cost of revenues includes commission costs. For the six months ended June 30, 2021, cost of revenues was $0 as compared to $37,145 for the six months ended June 30, 2020, a decrease of $37,145, or 100%.

Gross profit and gross margin.

Our gross profit was $130,285 for the six months ended June 30, 2021 as compared to gross profit of $30,837 for the six months ended June 30, 2020, representing gross margins of 100% and 45%, respectively. The increase in our gross margin for the six months ended June 30, 2021 was primarily attributed to the increase revenue generated from engineering service income of the new acquired wholly owned subsidiary.

Operating expenses.

For the six months ended June 30, 2021, operating expenses were $2,082,504 as compared to $4,132,108 for the six months ended June 30, 2020, a decrease of $2,049,604, or 49.6%, due to decrease in impairment loss on goodwill and impairment loss on marketable securities.

Loss from operations.

As a result of the factors described above, for the six months ended June 30, 2021, loss from operations amounted to $1,952,219, as compared to $4,101,271 for the six months ended June 30, 2020.

Other income (expense)

Other expense includes interest income, interest expense, foreign currency transaction gain (loss), gain on disposal of marketable securities, loss on disposal of a subsidiary, and other income. For the six months ended June 30, 2021, total other income, net, amounted to $405,868 as compared to total other expense $509,642 for the six months ended June 30, 2020, an increase of $915,510, or 179.6%. The increase in other income, net, was primarily gain on sale of marketable securities incurred in the six months ended June 30, 2021.

Income tax provision. Income tax expense was $0 for the six months ended June 30, 2021 and 2020.

Net loss.

As a result of the foregoing, our net loss was $1,546,351, or $(0.01) per share (basic and diluted), for the six months ended June 30, 2021, as compared with net loss $4,610,913, or $(0.00) per share (basic and diluted), for the six months ended June 30, 2020, a change of approximately $3,064,562, or 66.5%.

Liquidity and Capital Resources

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $581,320 and $1,805,417, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months ended
	June 30,
	2021	2020
Net cash used in operating activities	$(795,531)	$(755,715)
Net cash used in investing activities	$(724,349)	$(200,388
Net cash provided by financing activities	$320,062	$1,886,407
Effect of exchange rate changes on cash and cash equivalents	$(24,279)	$(20,564)
Net increase (decrease) in cash and cash equivalents	$(1,224,097	$909,740)
Cash and cash equivalents at beginning of period	$1,805,417	$83,667
Cash and cash equivalents at end of period	$581,320	$993,407

The following table sets forth a summary of changes in our working capital from December 31, 2020 to June 30, 2021 (dollars in thousands):

	June 30, 2021	December 31, 2020	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$4,554	$3,967	$487	12.2%
Total current liabilities	11,413	11,707	(294)	(2.5)%
Working capital	$(6,859)	$(7,740)	$(881)	(11.4)%

Working Capital. Total working capital deficit as of June 30, 2021 amounted to approximately $6.8 million, as compared to approximately $7.7 million as of December 31, 2020. The decrease in working capital deficit due to the settlement of debt upon stock conversion.

Net cash used in operating activities was $802,753 for the six months ended June 30, 2021, and consisted primarily of a net loss of $1,546,351, adjusted for depreciation and amortization of $115,844, stock-based consultancy fee of $1,051,410, stock-based business promotion fee of $599,220, gain on disposal of marketable securities of $1,051,410, an increase in accounts receivable of $25,607, an increase in prepaid expenses and other receivables of $429,979, a decrease in accounts payable and accrual of $74,113, an increase in other payable of $120,750, and a decrease in deferred revenue of $107.

Net cash flow used in investing activities was $724,349 for the six months ended June 30, 2021 as compared to $200,838 for the six months ended June 30, 2020. For the six months ended June 30, 2021, net cash flow used in investing activities reflects cash received from dividend of $7,222, purchase of marketable securities of $17,381,542 and proceeds from sale of marketable securities of $16,649,971.

Net cash flow provided by financing activities was $320,062 for the six months ended June 30, 2021 as compared to $1,886,407 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received advances from related party of $149,884, received from issuance of note payable of $230,770, offset by repayments for bank loans of approximately $60,592. During the six months ended June 30, 2020, we received advances from related party of $329,982 and received from issuance of note payable of $183,000, repayments for bank loans of approximately $39,149.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2021 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans	$11,290	$6,426	$4,864	$-	$-
Convertible note (1)	634	634	-	-	-
Total	$11,924	$7,060	$4,864	$-	$-

(1)	Convertible note is currently in default with the outstanding balance of $634,341 in principal and $853,080 accrued interest at June 30, 2021. At the date of filing, both parties have not reached into the mutual agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of June 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at June 30, 2021.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended June 30, 2020 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended June 30, 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART II - OTHER INFORMATION

ITEM 5. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer *
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING ECONOMY INTERNATIONAL INC.

Date: September 15, 2021	By:	/s/ Anthony Che Chung Chan
Anthony Che Chung Chan
Chief Executive Officer and
Principal Executive Officer

Date: September 15, 2021	By:	/s/ Ka Man Lam
Ka Man Lam
Chief Financial Officer and
Principal Accounting Officer