Form 10-K
period 2021-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2022-03-31
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,564,691 on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 239,278,847 shares of common stock are outstanding as of March 8, 2022.

Documents Incorporated by Reference: None.

SHARING ECONOMY INTERNATIONAL INC.

FORM 10-K

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the People’s Republic of China (“the PRC”). Our investors hold shares of common stock in Sharing Economy International Inc, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and PRC subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries is significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong and the PRC”.

Sharing Economy International Inc. and our Hong Kong and PRC subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i)  our sharing economy platform allows individual users to rent and make use of the access to the sharing contents; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong and PRC, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong and PRC.”

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in United States of America and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted.  There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong and PRC as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong and PRC.”.

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.

●	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and PRC. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

●	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ’Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.

●	Under the Enterprise Income Tax (“EIT”) Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.”

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong and PRC subsidiaries, may limit the ability of our Hong Kong and PRC subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

●	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.”

●	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.”

●	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, PRC and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.”

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

●

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.”

v

References in this registration statement to the “Company,” “SEII,” “we,” “us” and “our” refer to Sharing Economy International Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Sharing Economy International Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong and PRC. We may rely on dividends to be paid by our Hong Kong and PRC subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Sharing Economy International Inc. and Sharing Economy International Inc. has not made any transfers, dividends or distributions to our subsidiaries.

Sharing Economy International Inc. is permitted under the Nevada laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries are permitted under the laws of Hong Kong to provide funding to Sharing Economy International Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this prospectus, there have been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Sharing Economy International Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to Sharing Economy International Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar (“HKD”) into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of Renminbi (“RMB”) into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiaries to Sharing Economy International Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries and our Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong and PRC.”

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Item 1A. - Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview of Our Sharing Economy Business

Our business focuses on the development of sharing economy platforms and related rental businesses. We believe a true peer-to-peer sharing economy based on rentals will take significant market share in both the business and consumer markets over the next few years.

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

With the market situation of the global sharing economy markets, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2021. COVID-19 has continued to cause the global consumer behavior changes in 2021, which affects P2P sharing development. While the world is implanting vaccination for COVID-19, we believe P2P sharing activities will resume to normal activity level during the second half of 2022.

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

Our Corporate History and Background

We are a Nevada corporation. We were incorporated in Delaware on June 24, 1987, under the name Malex, Inc. We changed our corporate name to China Wind Systems, Inc. on December 18, 2007. On June 13, 2011, we changed our corporate name to Cleantech Solutions International, Inc. On August 7, 2012, we were converted into a Nevada corporation. On January 8, 2018, we changed our name to Sharing Economy International Inc.

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

While we are retaining our Sharing Economy business, our primary business has changed, with the acquisition of the Peak Equity business.

Reverse Acquisition of Peak Equity

On December 27, 2019, Sharing Economy International Inc. entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Peak Equity International Limited, a British Virgin Islands corporation (“Peak Equity”), and all of the holders of ordinary shares of Peak Equity, which consisted of three shareholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 7,200,000,000 shares of common stock in consideration for all the issued and outstanding ordinary shares of Peak Equity. The effect of the issuance is that Peak Equity shareholders now hold approximately 99.7% of the issued and outstanding shares of common stock of the Company.

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

None of our officers or directors have resigned in connection with the acquisition of the Peak Equity business.

As a result of the share exchange Peak Equity is now a wholly-owned subsidiary of the Company.

The transactions consummated with Peak Equity pursuant to the terms and conditions of the Share Exchange Agreement were treated as a reverse acquisition, with Peak Equity as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 8-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Peak Equity.

Organization & Subsidiaries

The following table sets forth our relationship our subsidiaries whose financial statements are consolidated.

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

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and PRC. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and PRC subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Sharing Economy International Inc. and its Hong Kong and PRC subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiaries) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong and PRC.”

Overview of Peak Equity and its ECrent business

Summary Financial Information

The tables and information below are derived from our audited consolidated financial statements as of December 31, 2021.

December 31, 2021
Financial Summary
Cash and Cash Equivalents	$66,273
Total Assets	4,566,744
Total Liabilities	16,989,621
Total Stockholders’ Equity (Deficit)	$(11,535,734)

Description of Business

We have developed and operated an online rental classified platform named ECrent.com, which provides a marketplace for individuals and companies to view, list and search for rental products and services.

Our mission is to become the largest, most extensive sharing economy network, allowing individuals and companies to view, list and search for rental products and services on the platform, creating the conditions for collaborative consumption. Collaborative consumption is the trigger for more sustainable business and consumer practices that will protect the planet’s well-being as well as generate an entire class of new business opportunities based on the sharing economy ecosystem.

Our model is designed to bring sustainability, entrepreneurship and sharing together.

We operate an online platform, www.ecrent.com, which connects owners (businesses and individuals) and consumers in a robust growing community. The platform consists of a set of web portals and mobile applications which facilitate the online search for a wide and expanding range of rental products and services. The ECrent platform is designed to enable members of the rapidly growing global community to seek and rent items everywhere worldwide. The highly scalable ECrent platform is designed to consolidate all sharing and rental information (supply side) from all geographies into one single source, across multiple categories, and then rebroadcast available rental supply to the demand side. The ECremt platform is coded using advanced algorithms which leverage the central database to provide greater convenience to users through an intelligent matching system. The intelligent matching system incorporates specific product and/or service criteria, product/service pairings, geography and browsing behaviors. ECrent believes these features form the basis for a more comprehensive and extensive user experience than is otherwise available from well-known, first generation, single purpose sharing economy businesses such as Uber and Airbnb.

After proof of concept by our ECrent Worldwide in other markets, notably Asia and selected regions of Europe, we started operations in the United States in mid-spring 2016 after obtaining a license to use our ECrent Worldwide’s software and trademark. Among the most significant findings, we learned that companies across all segments covet highly targeted and active markets, which historically were believed to generate a greater rate of investment. We believe the demand side is and will be dominated by environmentally and socially conscious users, which will be considered a targeted and active market that will make the platform more attractive and valuable.

PwC’s accompanying survey showed that 44% of U.S. adults are familiar with the sharing economy; 18% of U.S. adults say they have participated in the sharing economy as a consumer; and 7% say they have participated as a provider. Based on the PwC research, the global sharing and rental market would generate a potential revenue opportunity worth a total of $670 billion by 2025.

We believe ECrent is uniquely positioned to capitalize on these trends, and the groundwork has laid in the course of the soft launch will help to achieve the goal to lead the sharing economy development. While the traditional purchase-based consumer discretionary companies have mostly utilitarian relationships with their customers, sharing economy participants are passionate about social responsibility, environmentalism and are committed to leading more sustainable lives. This commitment, fortified by continued momentum, will allow us to build a more captive, engaged, true community of users.

The ECrent extensive and scalable platform is engineered to serve the business-to-business, business-to-consumer, and consumer-to-consumer market segments. By covering across these multiple segments positions ECrent for balanced growth regardless of macro-economic conditions as we will not rely on a single market. We envision the strategy will also provide us with ample opportunity to further lead the market by regularly introducing new features, functions, categories, and pricing.

We believe businesses will find the ECrent platform highly appealing because it will allow them to monetize unused or little used assets as well as expand their business by opening up new channels created by the sharing economy. In addition, we believe their affiliation with us will allow these companies to reinforce their brand to consumers and investors. A study published by MIT Sloan Management Review and Boston Consulting Group in May 2016 (the “MIT BCG Study”) found that 60% of investment firm board members are willing to divest from companies with poor sustainability performance and 75% feel increased operational efficiency often accompanies sustainability progress. By contrast, this same study revealed that only 60% of the 3,000 executives and managers surveyed have a sustainability strategy in place, while only 25% can present a clear sustainability business case. We believe the ECrent platform will be a highly cost effective vehicle for closing this significant gap between companies and the markets they serve as well as their investors on the basis that our fully branded microsite will provide a cost-effective vehicle for them to develop and implement improved sustainability performance to meet the needs of sustainability conscious investors, notably building awareness and focus on tangible and measureable sustainability (business) outcomes.

The ECrent revenue model is to charge only the supply side; demand side registrants are not subject to any fee in the present model. Businesses or individuals can either pay to post a single item or service just as they would for a classified ad or they can post an unlimited number of items as well as brand themselves through an online rental store (microsite) on the ECrent platform. Microsites represent a recurring revenue model, offering a value proposition beyond renting items to other businesses or individuals. The MIT/BCG Study included steps business leaders could take to meet the needs of sustainability-conscious investors, notably building greater awareness and focus on tangible and measurable sustainability (business) outcomes. We believe the ECrent platform will be an ideal cost-effective vehicle for meeting these objectives.

The ECrent business is an emerging company in an emerging field. Accordingly, the approach to the market seeks to exploit early market entry opportunities in the sharing economy with a sense-and-respond strategy within our growing community. In the second fully operational phase we will employ both in-house sales professionals and engage market channel partners to solicit business from supply side. We will also build a team of Community Relations specialists who will cultivate tight relationships with users for by soliciting user feedback for ongoing improvements to the platform and expansion. We believe aggressive marketing and strategic partnerships with various agencies, such as marketing firms and trade associations will further propel our business once fully operational.

Revenue and User Model

ECrent revenue will be derived from online item postings. We do not charge any fees based on transaction value nor do we plan to do so in the near future. Set forth below is the current listing fee arrangements, which fees are to be paid prior to posting:

1.	A monthly fee of HK$50,000 for the advertisement posting (unlimited basis); and

2.	Online rental stores, or microsite for $2,500 per year.

The microsite is an enhanced online advertising package that allows for unlimited number of postings for a defined period of time, and a personalized online web storefront, providing customers with unique branding opportunities. We believe our microsites will represent a recurring revenue model as it will not be cost effective for the users to terminate our services once they have expended efforts to design and promote their microsites and they have received reoccurring traffic from their customers.

Intellectual Property

We develop and own all intellectual properties and knowhow to develop and operate the whole ECrent.com platform, which is fully owned and control by the group.

Employees

As of March 24, 2022, we had two employees and several consultants who are engaged with us either individually or as a business entity.

Properties

Our executive offices are located at No. 85 Castle Peak Road, Castle Peak Bay, Tuen Mun, N.T., Hong Kong, China. Our telephone number is +852 3583-2186.

We do not own any real estate or other physical properties.

Government and Industry Regulations

Governing Regulations

Sharing Economy International Inc. is a Nevada corporation with operating businesses located in Hong Kong. As such, the parent holding company, Sharing Economy International Inc. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Hong Kong and PRC, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong and PRC governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in both Hong Kong and PRC, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations that might limit our ability to convert foreign currency into Renminbi (“RMB”), acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

Environmental Regulations

Environmental commitments from the global communities will continue to help the development of sharing economy businesses in the coming years.

Business Licenses

We believe our sharing economy businesses are properly licensed with the appropriate government entities.

Employment Ordinance

Hong Kong

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are HK$7,100 and HK$30,000 respectively.

China

Depending upon the political climate, we may also become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to SEII.

PRC Regulations on Tax

Enterprise Income Tax

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”) was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Hong Kong subsidiary currently does not comply with PRC laws and regulations, but complies with Hong Kong laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our Hong Kong subsidiary has not deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiaries have not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Our subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if they become subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than RMB10,000 nor more than RMB50,000. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

●	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

●	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

●	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

●	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

Our PRC subsidiary’s distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

REPORTS TO SECURITY HOLDERS

Upon the effective date of this Registration Statement, we will become subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, will file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We currently do not have an internet website, but will also make available free of charge electronic copies of our filings upon request.

Near-Term Requirements For Additional Capital

We believe that we will require approximately $2 million over the next 18-24 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.luduson.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Empire Stock Transfer Inc. located at 1859 Whitney Mesa Dr., Henderson, Nevada 89014, telephone number (702) 818-5898, serves as our stock transfer agent.

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

Risks Related to Our Business

For the year ended December 31, 2021, we incurred losses from continuing operations of $2.8 million, we cannot assure you that our losses will not continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a net loss of $2.8 million for the year ended December 31, 2021. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2021 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred loss from continuing operations and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss from continuing operations for 2021 and 2020, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2021, we had outstanding short-term bank loans of $5.6 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

We started our business transition and operations since June 2017. Our limited operating history and relatively new business model may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in a rapidly changing market, including challenges in accurate financial planning and forecasting. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results and financial condition. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.

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

Risks Relating to Doing Business in Hong Kong and China

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.

We conduct our operations and generate our revenue in Hong Kong. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;

●	expropriation or nationalization of private enterprises; and

●	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong legal system to rapidly evolve in the near future and may become closer aligned with legal system in China with the PRC government exerting more oversight and control over companies operating in Hong Kong, offerings conducted overseas and or foreign investment in Hong Kong based issuers. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to investment in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time, it could result in a material change in our operation and the value of our common stock. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted.  There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our auditor is based in United States of America and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer’s public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to whether the issuer received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Hong Kong, which may experience corruption. Our proposed activities may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong or PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiaries. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiaries, and we are allowed to make capital contributions to our Hong Kong subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiaries complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries  and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations”. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, unless otherwise provided under relevant tax treaties, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise or whether holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations.”

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and business combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations.”

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Announcement 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investments in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a tax rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seeks to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect our ability to maintain or expand our market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments in securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be utilized as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiaries and limit our Hong Kong subsidiaries’ ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiaries may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong and PRC. Moreover, our current directors and officers are Hong Kong/Chinese nationals. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

Risks associated with our securities

Our shares of common stock presently has a limited trading market, with an average daily trading volume of approximately 209,760 shares, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Although our common stock is quoted on the OTC Markets, our shares of common stock do not trade and the price of our common stock, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

If a more active market should develop, the price of our shares of common stock may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 7,400,000,000 shares of common stock and 50,000,000 shares of preferred stock, all of which have been designated as Series A Preferred Stock. As of the date of this Prospectus, the Company had 239,278,847 shares of common stock issued and outstanding and 531,600 shares of Series A Preferred Stock issued or outstanding. Accordingly, we can issue an additional approximately 7,160,721,153 shares of common stock and 49,468,400 shares of preferred stock. The future issuance of common stock and/or preferred stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive office is located at No. 85 Castle Peak Road, Castle Peak Bay, Tuen Mun, N.T., Hong Kong, China.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is quoted and traded on the OTC Pink operated by the OTC Markets Group, under the symbol “SEII.” Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2021 and 2020. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2021		2020
	High	Low	High	Low
First quarter	$0.0380	$0.033	$18.50	$18.5
Second quarter	$0.0560	$0.020	$10.00	$8.50
Third quarter	$0.0278	$0.0125	$5.50	$5.50
Fourth quarter	$0.0280	$0.0086	$0.05	$0.03

On March 25, 2022, the last sale price of our common stock as reported by OTC Markets was $0.033 per share.

Shareholders

As of March 8, 2022, we had approximately 1,244 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2021, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during financial year ended December 31, 2021 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

ITEM 6. [Reserved]

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2021 and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China, and “RMB” or “Chinese Renminbi” are to be Chinese Renminbi, the legal currency of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statement of stockholders’ equity.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We, through our subsidiaries currently operate the sharing economy businesses. We derive our revenues from the sale of license and advertising right and in a term of certain periods. Unfortunately the COVID-19 situation has created adverse market conditions to sharing economy due to the changes in consumer and business market behaviors.

We are at a development stage company and reported a net loss of $3,897,513 and $6,788,645 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $4,139,415 and current liabilities of $12,264,300 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $3,966,698 and $11,707,297, respectively.

Our financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

RESULTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	Dollars	Dollars
Revenues	$237,756	$51,925
Cost of revenues	(54,038)	(853)
Gross profit	183,718	51,072
Operating expenses	4,258,740	3,932,199
Loss from operations	(4,075,022)	(3,881,127)
Other (expense) income, net	177,509	(2,907,518)
Loss from continuing operations before provision for income taxes	(3,897,513)	(6,788,645)
Provision for income taxes	-	-
Net loss	$(3,897,513)	$(6,788,645)

Revenues. During the year ended December 31, 2021, we recognized revenues from our sharing economy business of $237,756 compared to approximately $51,925 for the year ended December 31, 2020. The revenue increased mainly due to the local growth in advertising activities during the year.

Cost of revenues. Cost of revenues includes the domain and hosting charges. For the year ended December 31, 2021, cost of revenues was $54,038 as compared to $853 for the year ended December 31, 2020, a decrease of approximately $53,185, or 6,235%. The cost of revenues decreased mainly due to the local growth in advertising activities during the year.

Gross profit and gross margin. Our gross profit was approximately $183,718 for the year ended December 31, 2021 as compared to gross profit of approximately $51,072 for the year ended December 31, 2020, representing gross margins of 77.2% and 98.3% respectively, an increase year over year. The decrease in our gross margin for 2021 was primarily attributed to the improve platform operation system. We expect that our gross margin will remain at its current levels by increasing more exposure to the market.

Operating expenses. For the year ended December 31, 2021 operating expenses were $4,258,740 as compared to $3,932,199 for the year ended December 31, 2020, an increase of approximately $326,541, or 8.3%, and consisted of the following:

Loss from operations. As a result of the factors described above, for the year ended December 31, 2021, loss from operations amounted to $4,075,022, as compared to approximately $3,881,127 for the year ended December 31, 2020. The amount slightly increased mainly due to the growth of business during the year.

Other income (expense), net. Other expense, net of other income, includes interest income, interest expense, loss on foreign currency translation loss, dividend income, gain on disposal of marketable securities, amounted to $177,509 for the year ended December 31, 2021. As compared to the year ended December 31, 2020, total other expense, net, amounted to $2,907,518, mainly consisted of interest income, interest expense, dividend income, impairment loss on intangible assets, impairment loss on marketable securities, gain on disposal of marketable securities, unrealized gain on marketable securities, gain on foreign currency translation, and loss on disposal of a subsidiary.

Income tax provision.  Income tax expense was $0 for the year ended December 31, 2021, as compared to $0 for the year ended December 31, 2020.

Net loss. As a result of the foregoing, our net loss was $3,897,513 for the year ended December 31, 2021, as compared with net loss $6,788,645 for the year ended December 31, 2020, a change of $2,891,132 or 43%. The amount decreased mainly due to no impairment loss on other receivable, impairment loss on goodwill and written-off prepayments incurred during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2021 and 2020, we had cash balances of $66,723 and $1,805,417, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2020 to December 31, 2021:

	December 31, 2021	December 31, 2020	Change	Percentage Change
Working capital:
Total current assets	$4,139,415	$3,966,698	$172,717	4.35%
Total current liabilities	12,265,428	11,707,297	558,131	4.76%
Working capital deficit	$(8,126,013)	$(7,740,599)	$(385,414)	(4.98)%

Our working capital deficit increased by $385,414 to $8,126,013 at December 31, 2021 from $7,740,599 at December 31, 2020. This increase in working deficit is primarily attributable less cash balance at the year end.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

	For the Years Ended December 31,
	2021	2020

Net Cash Used in Operating Activities	$(1,504,541)	$(1,544,186)
Net Cash Provided by (Used in) Investing Activities	(1,144,067)	1,332,707
Net Cash Provided by Financing Activities	971,592	1,962,194
Effect of Exchange Rate Changes in Cash and Cash Equivalents	(62,128)	(28,965)
Cash and Cash Equivalents at Beginning of Year	1,805,417	83,667
Cash and cash equivalents at end of Year	$66,273	$1,805,417

Cash Flow in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was primarily the result of the net loss of $3,897,513, by decreases in accounts receivable of $102,369, prepaid expenses and other receivables of $174,655, deferred revenue of $107 and gain on sale of marketable securities of $1,143,491. These amounts were partially offset by accounts payable and accrued expenses of $20,666, other payable of $209,820, depreciation of $135,561, amortization of 98,149, impairment of goodwill of $27,353, stock-based consultancy fee of $2,061,450, stock-based business marketing fee $599,220, amortization of debt discount of $2,822, and unreleased gain on marketable securities of $607,309.

Net cash used in operating activities for the year ended December 31, 2020 was primarily the result of the net loss of $6,788,645 by decreases in accounts receivable of $38,509, income tax payable of $6,802, gain on sale of marketable securities of $428,621 and unrealized gain on marketable securities of $292,126. These amount were partially offset by prepaid expenses and other receivables of $14,725, accounts payables and accrued expense of $748,366, other payable of $697,252, deferred revenue of $107, depreciation of $134,691, amortization of $202,992, impairment loss of intangible assets of $750,000, impairment loss of other receivables of $705,000, impairment loss of marketable securities of $1,951,091, impairment loss of goodwill $82,692, written-off prepayment of $122,514, stock-based profession fees of $523,008, loss on disposal of a subsidiary of $70,900 and amortization of debt discount of $7,179.

Cash Flow in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021, primarily mainly related to the purchase of marketable securities of $22,237,565, purchase of property, plant and equipment of $27,722 and offset by proceeds from disposal of investment in marketable securities of $21,128,705 and dividend received of $12,515.

Net cash used in investing activities for the year ended December 31, 2020, primarily mainly related to the purchase of marketable securities of $11,482,148, purchase of non-controlling interest and offset by proceeds from disposal of investment in marketable securities of $12,803,705, proceeds from disposal of a subsidiary of$8,252 and dividend received of $3,052.

Cash Flow in Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021, we received $1,180,190 from related party and received $710,258 from issuance of note payable offsetting by $917,728 on the repayment of bank loan.

Net cash provided by financing activities for the year ended December 31, 2020, we had net cash provided by financing activities of $1,962,194. We received advances from related party of $102,871, received net proceeds from issuance of note payable of $183,000, and received net proceeds from bank loans of $1,735,147, then repaid bank loan of $58,824.

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

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. We may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although we have historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

We believe that these matters raise substantial doubt about the ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be slightly higher than 2021. As of December 31, 2021, we had an accumulated deficit of $76,808,089. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Bank loans (1)	$10,407,032	$5,584,738	$91,313	$91,313	$4,639,618
Convertible note payable (2)	1,113,830	1,113,830	-	-	-
Total	$11,520,862	$6,698,568	$91,313	$91,313	$4,639,618

(1)	Bank loans consisted of short term and long-term bank loans.
(2)	$94,167 will be converted into common shares in 2022.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2021 and 2020 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

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

Useful life
Office equipment and furniture	5 years
Vehicles	5 years
Yachts	5 years

Impairment of long-lived assets and intangible asset

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  At December 31, 2021 and 2020, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2021 and 2020. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2021 impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $750,000 for the year ended December 31, 2021 and 2020.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. At contract inception, the Company determines whether it satisfies the performance obligation over time or at a point in time.

The Company derives its revenues from the sale of advertising service in a monthly payment term. The Company’s performance obligation includes providing the connectivity among merchants and consumers, generally through its online media advertising platform. Online marketing consists of search engine marketing, display advertisements, referral programs and affiliate marketing. The Company will provide resources to support the marketing needs of the sharing economy businesses via partnerships and acquisitions of advertising companies.

The majority of the Company’s contracts with customers only contain a single performance obligation. When the agreements involve with multiple performance obligations, the Company will account for individual performance obligations separately, if they are distinct.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2021, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2021 and 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2021 and 2020 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2021 and 2020.

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

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sharing Economy International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International, Inc. (the "Company") as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022

Firm ID: 5041

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharing Economy International Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International Inc. and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the notes to consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2020.

April 16, 2021

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,273	$1,805,417
Accounts receivable, net of allowance for doubtful accounts	141,183	38,814
Prepaid expenses and other receivables	307,299	132,644
Marketable securities	3,624,660	1,989,823

Total current assets	4,139,415	3,966,698

OTHER ASSETS:
Property and equipment, net	395,825	487,336
Intangible assets, net	31,504	156,767

Total other assets	427,329	644,103

Total assets	$4,566,744	$4,610,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$5,584,788	$6,446,139
Convertible note payable, net of unamortized debt discount	1,113,830	595,750
Accounts payable and accrued expenses	785,373	1,264,706
Other payable	1,132,872	932,220
Due to related parties	3,648,565	2,468,375
Deferred revenue	-	107

Total current liabilities	12,265,428	11,707,297

LONG-TERM LIABILITIES:
Long-term loan	4,822,244	4,940,420

Total liabilities	17,087,672	16,647,717

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 531,600 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3,190	532
Common stock $0.001 par value; 7,400,000,000 shares authorized; 239,278,847 and 172,883,475 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	239,278	172,883
Additional paid-in capital	65,047,662	61,700,634
Accumulated deficits	(76,908,089)	(73,020,134)
Accumulated other comprehensive income	(15,826)	(13,246)
Total stockholders’ deficit attributable to SEII	(11,633,785)	(11,159,331)

Non-controlling interest	(887,143)	(877,585)

Total deficit	(12,520,928)	(12,036,916)

Total liabilities and deficit	$4,566,744	$4,610,801

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2021	2020

REVENUES	$237,756	$51,925

COST OF REVENUES	(54,038)	(853)

Gross profit	183,718	51,072

OPERATING EXPENSES:
Depreciation and amortization	233,710	337,683
Selling, general and administrative	3,997,677	2,684,310
Written-off prepayments	-	122,514
Impairment loss on goodwill	27,353	82,692
Impairment loss on other receivables	-	705,000

Total operating expenses	4,258,740	3,932,199

LOSS FROM OPERATIONS	(4,075,022)	(3,881,127)

OTHER INCOME (EXPENSE):
Interest income	17	20
Interest expense	(377,915)	(965,163)
Dividend income	12,515	3,052
Impairment loss on intangible asset	-	(750,000)
Impairment loss on marketable securities	-	(1,951,091)
Gain on disposal of marketable securities	536,182	428,621
Unrealized gain on marketable securities	-	292,126
Loss on disposal of a subsidiary	-	(70,900)
Foreign exchange (loss) gain	(380)	3,678
Other income	7,090	102,139

Total other income (expense), net	177,509	(2,907,518)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,897,513)	(6,788,645)

Income taxes provision	-	-

NET LOSS	(3,897,513)	(6,788,645)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(9,558)	(69,198)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,887,955)	$(6,719,447)

COMPREHENSIVE LOSS:
Net loss	$(3,897,513)	$(6,788,645)
Foreign currency translation loss	(2,580)	(55,843)

Comprehensive loss	$(3,890,535)	$(6,844,488)

Net loss attributable to non-controlling interest	$(9,558)	$(69,198)
Foreign currency translation gain from non-controlling interest	-	1,541

Comprehensive loss attributable to common stockholders	$(3,890,535)	$(6,776,831)

NET LOSS PER COMMON SHARE:

Net loss per common share - basic and diluted	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	220,962,339	107,723,188

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31, 2021
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)

Issuance of shares for director’s remuneration	-	-	9,187,406	9,187	542,057	-	-	-	551,244
Common stock issued upon conversion of debt	-	-	16,400,691	16,401	187,766	-	-	-	204,167
Fractional shares from reverse split	-	-	800	-	-	-	-	-	-
Common stock issued for services from consultants and service providers	-	-	26,872,638	26,873	1,024,537	-	-	-	1,051,410
Common stock issued for business marketing services	-	-	13,935,337	13,935	585,285	-	-	-	599,220
Cancellation share	-	-	(1,500)	(1)	1	-	-	-	-
Preferred stock issued for business transaction fee	2,658,000	2,658	-	-	1,007,382	-	-	-	1,010,040
Foreign currency translation adjustment	-	-	-	-	-	(2,580)	-	-	(2,580)
Net loss for the year	-	-	-	-	-	-	(3,887,955)	(9,558)	(3,897,513)

Balance as of December 31, 2021	531,600	$532	239,278,847	239,278	$64,040,280	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

For the year ended December 31, 2020
	Preferred Stock		Common Stock		Common stock to be issued				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Deficit

Balance, January 1, 2020	-	-	3,988,372	$3,989	140,378,844	$140,379	$60,773,853	$(66,300,687)	$42,597	$(960,202)	$(6,300,071)

Common stock issued for acquisition of Peak Equity Group	-	-	140,378,844	140,379	(140,378,844)	(140,379)	-	-	-	-	-

Common stock issued for services from consultants and service providers	531,600	532	16,000	16	-	-	477,460	-	-	-	478,008

Common stock issued upon conversion of debt	-	-	28,170,787	28,170	-	-	449,650	-	-	-	477,820

NCI from disposal of subsidiary	-	-	-	-	-	-	-	-	-	67,712	67,712

Acquisition of NCI	-	-	-	-	-	-	-	-	-	82,562	82,562

Fractional shares from reverse split	-	-	329,472	329	-	-	(329)	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(6,719,447)	-	(69,198)	(6,788,645)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(55,843)	1,541	(54,302)

Balance, December 31, 2020	531,600	532	172,883,475	$172,883	-	$-	$61,700,634	$(73,020,134)	$(13,246)	$(877,585)	$(12,036,916)

# Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,897,513)	$(6,788,645)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation of property and equipment	135,561	134,691
Amortization of intangible assets	98,149	202,992
Impairment loss of intangible assets	-	750,000
Impairment loss of other receivables	-	705,000
Impairment loss of marketable securities	-	1,951,091
Impairment loss of goodwill	27,353	82,692
Written-off prepayment	-	122,514
Stock-based professional fees	-	523,008
Stock-based consultancy fees	2,061,450	-
Stock-based business marketing fee	599,220	-
Loss on disposal of a subsidiary	-	70,900
Amortization of debt discount	2,822	7,179
Gain on sale of marketable securities	(1,143,491)	(428,621)
Unrealized gain on marketable securities	607,309	(292,126)
Changes in operating assets and liabilities:
Accounts receivable	(102,369)	(38,509)
Prepaid expenses and other receivables	(174,655)	14,725
Accounts payable and accrued expenses	20,666	748,366
Other payable	209,820	697,252
Income tax payable	-	(6,802)
Deferred revenue	(107)	107

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,504,541)	(1,544,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(22,237,565)	(11,482,148)
Purchase of non-controlling interest	-	(154)
Purchase of property and equipment	(47,722)	-
Proceeds from disposal of marketable securities	21,128,705	12,803,705
Proceeds from disposal of a subsidiary	-	8,252
Dividend received	12,515	3,052

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,144,067)	1,332,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(917,728)	(58,824)
Proceeds from bank loan	-	1,735,147
Proceeds from issuance of note payable	710,258	183,000
Advances from related party	1,180,190	102,871

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	972,720	1,962,194

Effect of exchange rate changes	(63,256)	(28,965)

Net increase (decrease) in cash and cash equivalents	(1,739,144)	1,721,750

Cash and cash equivalents - beginning of year	1,805,417	83,667

Cash and cash equivalents - end of year	$66,273	$1,805,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$206,778	$263,369
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on convertible promissory note	$171,137	$-
Stock issued for redemption of convertible note and accrued interest	$204,267	$477,820
Stock issued for services from consultants and vendors	$-	$478,008

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED DECEMBER 31, 2021

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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $3,897,513 for the year ended December 31, 2021. The net cash used in operations were approximately $1,504,541 for the year ended December 31, 2021. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SIGIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2021 is referred to as “fiscal 2021”, and the year ended December 31, 2020 is referred to as “fiscal 2020”.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2021 and 2020 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At December 31, 2021 and 2020, cash balances held in banks in the PRC and Hong Kong of $66,273 and $1,805,417, respectively, are uninsured.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2021 and 2020, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts in the accounts.

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

Useful life
Office equipment and furniture	5 years
Vehicles	5 years
Yachts	5 years

Impairment of long-lived assets and intangible asset

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  At December 31, 2021 and 2020, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2021 and 2020. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2021 impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $750,000 for the year ended December 31, 2021 and 2020.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. At contract inception, the Company determines whether it satisfies the performance obligation over time or at a point in time.

The Company derives its revenues from the sale of advertising service in a monthly payment term. The Company’s performance obligation includes providing the connectivity among merchants and consumers, generally through its online media advertising platform. Online marketing consists of search engine marketing, display advertisements, referral programs and affiliate marketing. The Company will provide resources to support the marketing needs of the sharing economy businesses via partnerships and acquisitions of advertising companies.

The majority of the Company’s contracts with customers only contain a single performance obligation. When the agreements involve with multiple performance obligations, the Company will account for individual performance obligations separately, if they are distinct.

The Company has one source of revenue for the respective fiscal years:-

	December 31, 2021	December 31, 2020

Sale of advertising service	$237,756	$51,925

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2021, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2021 and 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from RMB and HKD into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Year-end RMB:US$ exchange rate	6.3588	7.0682
Year average RMB:US$ exchange rate	6.4499	7.0324
Year-end HK$:US$ exchange rate	7.7971	7.7502
Year average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2021 and 2020. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2021	2020
Net loss for basic and diluted attributable to common shareholders	$(3,887,955)	$(6,719,447)

Weighted average common stock outstanding – basic and diluted	220,962,339	108,071,277

Net loss per share of common stock – basic and diluted	$(0.02)	$(0.06)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2021 and 2020 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

Related parties

The Company follows the ASC Topic 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows ASC Topic 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2021 and 2020.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$3,624,660	$3,624,660	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$1,989,823	$1,989,823	$–	$–

As of December 31, 2021 and 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Concentrations of credit risk

The Company’s operations are mainly carried out in Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong, and by the general state of the economies in Hong Kong. The Company’s operations in Hong Kong are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The accounting model for beneficial conversion features is removed. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company determined that this update will impact its financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company has evaluated that this update will not have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (ASC 350), which simplifies the test for goodwill impairment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this new standard on January 1, 2020.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASC 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018- 10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842)-Targeted Improvements (ASU 2018-11), which addressed implementation issues related to the new lease standard. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective approach with the effective date as the date of initial application. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

NOTE 4 –  PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020, property and equipment consisted of the following:

	Useful life	December 31, 2021	December 31, 2020

Office equipment	5 years	$25,717	$25,872
Motor vehicle	5 years	120,049	72,382
Yachts	5 years	587,845	591,404
		733,611	689,658
Less: accumulated depreciation		(337,786)	(202,322)

		$395,825	$487,336

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $135,561 and $134,691.

NOTE 5 –  INTANGIBLE ASSETS

At December 31, 2021 and 2020, intangible assets consisted of the following :

	Useful life	December 31, 2021	December 31, 2020

Apps and virtual technology	3 - 5 years	$843,703	$844,246
Goodwill	infinite	-	27,323
Less: accumulated amortization		(812,199)	(714,832)

		$31,504	$156,737

Amortization of intangible assets attributable to the next two years is as follows:

Year ending December 31:	Amount
2022	$24,043
2023	7,461
$31,504

Amortization expense for the years ended December 31, 2021 and 2020 amounted to $98,149 and $202,992, respectively. Impairment loss for the years ended December 31, 2021 and 2020 amounted to $27,323 and $750,000 respectively.

NOTE 6 – BANK LOANS

Bank loans of $4,913,557 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $5,493,475 is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

At December 31, 2021, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

At December 31, 2021 and 2020, bank loans consisted of the following:

	December 31, 2021	December 31, 2020

Mortgage loan	$5,493,475	$5,064,142
Line of revolving loan	4,913,557	6,322,417
Short-term bank loans	-	-

Total bank loans	10,407,032	11,386,559

Reclassifying as:
Current portion	$5,584,788	$6,446,139
Long-term portion (more than 12 months)	4,822,244	4,940,420

Total bank loans	$10,407,032	$11,386,559

Interest related to the bank loans was $206,747 and $263,369 for the years ended December 31, 2021 and 2020, respectively.

All interests are included in interest expense on the accompanying consolidated statements of operations.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Securities purchase agreement and related convertible note and warrants

Iliad Note

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

During the year ended December 31, 2020, the Company converted an aggregate of $235,000 and $158,017 outstanding principal and interest of the Iliad Note, respectively, into 18,944,773 shares of its common stock.

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

The Company is currently in default under Iliad Note with the outstanding balance of Iliad Note was $1,259,980 at December 31, 2021. At the date of filing, both parties have not reached into the mutual agreement.

Power Up

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

As of December 31, 2021, the Company has no outstanding balance under the Power Up Note.

Black Ice

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

During the year ended December 31, 2020, the Company converted an aggregate of $15,000 and $0 outstanding principal and interest of the Black Ice Note, respectively, into 987,180 shares of its common stock.

In January 2021, the Company converted an aggregate of $95,000 and $9,167 outstanding principal and interest of the Black Ice Note, respectively, into 12,452,413 shares of its common stock.

In June 2021, the Company converted an aggregate of $100,000 outstanding principal of the Black Ice Note, respectively, into 3,948,278 shares of its common stock.

As of December 31, 2021, the Company has no outstanding balance under the Black Ice Note.

Pyram

On April 9, 2021, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Pyram LC Architecture Limited. (“Pyram”) pursuant to which Pyram purchased the Convertible Promissory Note (the “Pyram Note”) in the original principal amount of $89,744. The Power Up Note is convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Pyram Note bears interest at 12% per annum and is due on October 8, 2021.

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

At December 31, 2021 and 2020, convertible debt consisted of the following:

	December 31, 2021	December 31, 2020
Principal	$1,113,830	$598,571
Unamortized discount	-	(2,821)
Convertible debt, net	$1,113,830	$595,750

The amortization of discount was $2,821 and $7,179 for the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, accrued interest amounted to $905,046 and $701,794, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2021 and 2020, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $618,151. During the years ended December 31, 2019, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $228,393. As of December 31, 2021 and 2020, amounts due to Chan Tin Chi Family Company Limited amounted to $2,435,720 and $1,817,569, respectively.

As of December 31, 2021 and 2020, amounts due to related companies amounted to $1,212,845 and $650,806, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 9 –  STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

The Company issued 531,600 shares of preferred stock Series A to a consultant for corporate consultancy services rendered. For the year ended December 31, 2020, the Company recorded service fee to the consultant at the price of $0.38 per share, in an aggregate amount of $202,008.

The Company issued 2,658,000 shares of preferred stock Series A to a consultant for the business services rendered. For the year ended December 31, 2021, the Company recorded service fee to the consultant at the price of $0.38 per share, in an aggregate amount of $1,010,040.

As of December 31, 2021 and 2020, the Company has 3,189,600 shares and 531,600 shares of preferred stock issued and outstanding, respectively.

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

Common stock issued for services

During the year ended December 31, 2021, the Company completed the following transactions -

●	the Company issued an aggregate of 9,187,406 shares of common stock to the Board of Directors and Advisory Committee members for the services rendered, at the price of $0.06 per share. For the year ended December 31, 2021, the Company recorded stock-based service fee of $551,244.

●	the Company issued 18,500,000 shares of common stock to certain consultants for the business consultancy services rendered under 2020 Stock Incentive Plan. For the year ended December 31, 2021, the Company recorded stock-based service fee to the consultants at the price of $0.04 per share, in an aggregate amount of $740,000.

●	the Company issued 6,747,638 shares of common stock to certain consultants for the consultancy services rendered. For the year ended December 31, 2021, the Company recorded service fee to the consultants at the price of $0.038 per share, in an aggregate amount of $256,410.

●	the Company issued 625,000 shares of common stock to certain consultants for the consultancy services rendered. For the year ended December 31, 2021, the Company recorded service fee to the consultants at the price of $0.04 per share, in an aggregate amount of $25,000.

●	the Company issued 1,000,000 shares of common stock to certain consultants for the consultancy services rendered. For the year ended December 31, 2021, the Company recorded service fee to the consultants at the price of $0.03 per share, in an aggregate amount of $30,000.

●	the Company issued 13,935,337 shares of common stock to the vendor for the business marketing services rendered. For the year ended December 31, 2021, the Company recorded service fee to the vendor at the price of $0.043 per share, in an aggregate amount of $599,220.

Common stock issued for debt conversion

In January 2021, the Company issued 12,452,413 shares of its common stock upon conversion of debt (note 5).

In June 2021, the Company issued 3,948,278 shares of its common stock upon conversion of debt (note 5).

As of December 31, 2021 and 2020, the Company has 239,278,847 shares and 172,883,435 shares of common stock issued and outstanding, respectively.

NOTE 10 – CONCENTRATIONS

Customers

For the years ended December 31, 2021 and 2020, there are no customers representing more than 10% of the Company’s revenue.

Suppliers

For the years ended December 31, 2021 and 2020, there are no vendors representing more than 10% of the Company’s purchase.

NOTE 11 – COMMITMENT AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through March 31, 2022, the Company issued the audited consolidated financial statements.

On January 13, 2022, January 19, 2022, January 20, 2022, January 21, 2022 and January 26, 2022, the Company and Pyram LC Architecture Limited (“Pyram”) entered into Note Purchase Agreements, whereby the Company issued a note to Pyram (the “Pyram Note”) in the principal amount of $10,385, $23,603, $25,000, $19,232 and $58,333, respectively. The Pyram Note is a convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On March 15, 2022, the Company issued 23,809,524 shares of its common stock to Iliad Research and Trading, L.P. under certain Convertible Promissory Note at the conversion price of $0.00315, total amounting to $75,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Chan Che Chung Anthony, our chief executive officer, and Lam Ka Man, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Chan and Ms. Lam concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2021.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2021. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Chan Che Chung Anthony	50	Chief executive officer, chairman and director
Lam Ka Man	41	Chief financial officer
Ping Kee Lau (1)	72	Director
Cheng Wai Yin [2,3]	28	Director
Shao Yuan Guo [1,2,3]	64	Director
Lo Yu Ming [1,2,3] (2)	61	Director
Bautista Michael Bibat [1,2,3] (3)	44	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

(1)	Being a director since 2017 and resigned on December 13, 2021

(2)	Being a director since 2020 and resigned on May 14, 2021

(3)	Being a director on May 14, 2021

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

Ping Kee Lau has been our Executive Director since March 2017, has been a director of Golden Creation Enterprise Limited since late 2014 and a director of Y.R.P. Investment Limited since 2013, both of which are investment entities. For more than two years prior thereto, Mr. Lau was a consultant to Y.R.P. Investment Limited. Mr. Lau received a B.A. in history from Chu Hai College in Hong Kong and his M.A. in philosophy for Ecole Pratique des Hautes Edudes in Paris.  Mr. Lau’s experience with investment entities is important to us. We nominated Mr. Lau as a director because we believe that his experience as a director and in investment is important for the Company as we continue to grow and develop our business. Mr. Lau was resigned on December 13, 2021.

Shao Yuan Guo has served as an independent director since December 3, 2019, and has over 10 years of experience in banking and financial services with Industrial and Commercial Bank of China and The People’s Bank of China in China. He has over 20 years of management experience in the weaving and garment manufacturing industries. We nominated Mr. Guo as a director because we believe his investment and management experience in China is important for the future development of the Company in the market.

Lo Ming Yu has served as an independent director since July 20, 2020, and has over 28 years of management experience. Previously, he was a trainer and consultant in multinational companies, such as Hong Kong Government, Nokia, ING Insurance, Fedex etc. Dr Lo has an master of business administration, a bachelor of Law, a master of law in China, and a doctorate in business administration. We believe Dr Lo has relevant experience which is useful for providing useful business opinion and commerce tactic to our company.

Bautista Michael Bibat has served as an independent director since May 14, 2021, and has over 20 years’ experience in education and with Philippine background. Previously, he was a teacher in Hong Kong international school. He has an Diploma of Teacher Training and certificate in Child Psychology. We believe Michael Bibat Bautista has relevant education experience which is useful for promoting and educating the youth about our core business, Sharing Economy and changing their mindset to accept our business model in Hong Kong, even Philippine.

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

The board and its committees held the following number of meetings during 2021:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2021.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2021.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2021 and 2020 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2021 and 2020. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Che Chung Anthony	2021	27,692	0	0	0	27,692
chief executive officer, chairman (1)	2020	181,648	0	128,205	0	309,853

Lam Ka Man	2021	23,077	0	0	0	23,077
chief financial officer	2020	23,077	0	0	0	23,077

Jianhua Wu	2021	0	0	0	0	0
chief executive officer (2)	2020	0	0	0	0	0

(1)	Mr. Chan has been our chief executive officer and chairman since July 28, 2020.

(2)	Mr. Wu has been our chief executive officer since June 3, 2017 and resigned as chief executive officer on July 28, 2020.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2021. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

	2021			2020
Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Ping Kee Lau (1)	-	-	-	64,115	-	64,115
Cho Fu Li (2)	-	-	-	-	-	7,662
Shao Yuan Guo	27,692	-	27,692	51,282	-	51,282
Lo Yu Ming (3)	13,846	-	13,846	51,282	-	51,282
Ying Ying Wong (4)	-	-	-	-	-	40,569
Cheng Wai Yin (5)	27,692	-	27,692	51,282	-	51,282
Bautista Michael Bibat (6)	-	51,244	51,244	-	-	-

(1)	Resigned as a director from December 13, 2021

(2)	Resigned as a director from July 20, 2020

(3)	Been a director since July 20, 2020 and resigned on May 14, 2021

(4)	Been a director since December 14, 2017 and resigned on August 24, 2020

(5)	Been a director since August 31, 2020

(6)	Been a director since May 14, 2021

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 8, 2022, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Chan Che Chung Anthony	2,136,752	0.89%
Lam Ka Man	*100	0.00%
Ping Kee Lau (1)	1,068,576	0.45%
Shao Yuan Guo	854,701	0.36%
Lo Yu Ming (2)	854,701	0.36%
Cheng Wai Yin	854,701	0.36%
Bautista Michael Bibat (3)	854,701	0.36%
All current officers and directors as a group	6,624,232	2.77%
ECinteract Company Limited	43,368,894	18.12%
Chan Tin Chi	93,585,201	39.11%
Total	142,509,121	59.56%

*	less than 1%.

(1)	Being a director since 2017 and resigned on December 13, 2021

(2)	Being a director since 2020 and resigned on May 14, 2021

(3)	Being a director on May 14, 2021

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

We believe that three (3) of our directors, Mr. Bautista, Mr. Guo and Ms. Cheng, are independent directors, pursuant to the Nasdaq definition of independence. Mr. Chan is not independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	Years Ended December 31,
Category	2021	2020*

Audit Alliance LLP:
Audit Fees	$0	$60,000
Audit Related Fees	0	13,500
Tax Fees	0	0
All Other Fees	0	0
	$0	$73,500

BF Borgers:
Audit Fees	$32,400	$0
Audit Related Fees	16,200	0
Tax Fees	0	0
All Other Fees	0	0
	$48,600	$0

*	The 2020 fees billed by our predecessor independent accountants, Audit Alliance LLP .

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
23.1	Consent of Audit Alliance LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2022	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Chan Che Chung Anthony
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

Signature	Title	Date

/s/ Chan Che Chung Anthony	Chief Executive Officer and Director	March 31, 2022
Chan Che Chung Anthony	(Principal Executive Officer)

/s/ Lam Ka Man	Chief Financial Officer	March 31, 2022
Lam Ka Man	(Principal Financial and Accounting Officer)

/s/ Ping Kee Lau	Director	March 31, 2022
Ping Kee Lau

/s/ Shao Yuan Guo	Director	March 31, 2022
Shao Yuan Guo

/s/ Lo Yu Ming	Director	March 31, 2022
Lo Yu Ming

/s/ Cheng Wai Yin	Director	March 31, 2022
Cheng Wai Yin