Form 10-Q
period 2022-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2022-05-16
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
March 31, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$455	$66,273
Accounts receivable, net of allowance for doubtful accounts	178,898	141,183
Prepaid expenses and other receivables	193,783	307,299
Marketable securities	3,372,951	3,624,660

Total current assets	3,746,087	4,139,415

OTHER ASSETS:
Property and equipment, net	355,324	395,825
Intangible assets, net	20,805	31,504

Total other assets	376,129	427,329

Total assets	$4,122,216	$4,566,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$5,497,669	$5,584,788
Convertible note payable, net of unamortized debt discount	1,347,565	1,113,830
Accounts payable and accrued expenses	800,010	785,373
Other payable	1,187,294	1,132,872
Due to related parties	3,724,295	3,648,565

Total current liabilities	12,556,833	12,265,428

LONG-TERM LIABILITIES:
Long-term loan	4,785,985	4,822,244

Total liabilities	17,342,818	17,087,672

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,190	3,190
Common stock $0.001 par value; 200,000,000 shares authorized; 238,424,776 and 7,449,123 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	263,088	239,278
Additional paid-in capital	65,098,852	65,047,662
Accumulated deficits	(77,689,835)	(76,908,089)
Accumulated other comprehensive income	(6,497)	(15,826)
Total stockholders’ deficit attributed to SEII	(12,331,202)	(11,633,785)

Non-controlling interest	(889,400)	(887,143)

Total stockholders’ deficit	(13,220,602)	(12,520,928)

Total liabilities and stockholders’ deficit	$4,122,216	$4,566,744

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

REVENUES	$57,058	$88,207

COST OF REVENUES	-	-

GROSS PROFIT	57,058	88,207

OPERATING EXPENSES:
Depreciation and amortization	44,795	58,306
Selling, general and administrative	457,961	371,036

Total operating expenses	502,756	429,342

LOSS FROM OPERATIONS	(445,698)	(341,135)

OTHER INCOME (EXPENSE):
Interest income	1	3
Interest expense	(90,830)	(78,250)
Dividend income	-	1,722
Gain (loss) on disposal of marketable securities	(38)	176,870
Unrealised loss on marketable securities	(273,952)	-
Gain on disposal of property, plant and equipment	25,197	-
Foreign currency transaction loss	(389)	7,248
Other income	1,706	2,316

Total other income (expense), net	(338,305)	109,909

LOSE BEFORE PROVISION FOR INCOME TAXES	(784,003)	(231,226)

PROVISIONS FOR INCOME TAXES:
Current	-	-
Deferred	-	-

Total Income taxes provision	-	-

NET LOSS	(784,003)	(231,226)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,257)	(2,324)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(781,746)	$(228,902)

COMPREHENSIVE LOSS:
Net loss	$(784,003)	$(231,226)
Unrealized foreign currency translation gain (loss)	9,329	23,219

Comprehensive loss	$(774,674)	$(208,007)

Net loss attributable to non-controlling interest	$(2,257)	$(2,324)
Unrealized foreign currency translation loss from non-controlling interest	-	-

Comprehensive loss attributable to common stockholders	$(772,417)	$(205,683)

NET LOSS PER COMMON SHARE:
Continuing operations - basic and diluted	$(0.00)	$(0.00)
Discontinued operations - basic and diluted	-	-

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	220,962,339	55,061,743

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended March 31, 2022

	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ deficit

Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

Issuance of shares for redemption of $75,000 promissory note	-	-	23,809,524	23,810	51,190	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	9,329	-	-	9,329
Net loss for the period	-	-	-	-	-	-	(781.746)	(2,257)	(784,003)

Balance as of March 31, 2022	3,189,600	$3,190	263,088,371	263,088	$65,098,852	$(6,497)	$(77,689,835)	$(889,400)	$(13,220,602)

	Three Months Ended March 31, 2021

	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ equity (deficit)

Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)

Issuance of shares for director’s remuneration	-	-	8,333,335	8,333	491,667	-	-	-	500,000
Common stock issued upon conversion of debt			12,452,413	12,453	91,714	-	-	-	104,167
Fractional shares from reverse split			800	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	23,219	-	-	23,219
Net loss for the period	-	-	-	-	-	-	(228,902)	(2,324)	(231,226)

Balance as of March 31, 2021	531,600	$532	193,670,023	193,669	$62,284,015	$9,973	$(73,249,036)	$(879,909)	$(11,640,756)

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(784,003)	$(231,226)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	31,764	33,769
Amortization of intangible assets	10,648	24,537
Gain on disposal of property, plant and equipment	(25,197)	-
Unrealized loss on marketable securities	273,952	-
Loss/(gain) on disposal of marketable securities	38	(176,870)
Loss on disposal of a subsidiary	-	-
Amortization of debt discount	-	2,821
Changes in operating assets and liabilities:
Accounts receivable	(37,715)	12,982
Prepaid and other receivables	113,516	15,593
Accounts payable and accrued expenses	14,637	(40,846)
Other payables	54,422	23,431
Deferred revenue	-	(107)

CASH FLOWS USED IN OPERATING ACTIVITIES	(347,938)	(335,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received	-	1,722
Purchase of marketable securities	(41,347)	(15,750,381)
Proceed from disposal of marketable securities	2,043	14,739,214
Proceed from disposal of property, plant and equipment	30,692	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(8,612)	(1,009,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(99,887)	(30,555)
Advance from related party	384,465	36,491

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	284,578	5,936

Effect of exchange rate changes	6,154	(21,646)

Net change in cash and cash equivalents	(65,818)	(1,361,071)

Cash and cash equivalents - beginning of period	66,273	1,805,417

Cash and cash equivalents - end of period	$455	$444,346

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss of approximately $784,003 for the three months ended March 31, 2022 and suffered from the accumulated deficit of $77,689,835 at that date. The net cash used in operations were approximately $347,938 for the three months ended March 31, 2022. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of March 31, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the condensed consolidated balance sheets and the consolidated net loss attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2022 and 2021 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At March 31, 2022 and December 31, 2021, cash balances held in banks in the PRC and Hong Kong of $455 and $66,273, respectively, are uninsured.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2022 and December 31, 2021, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts in the accounts.

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

Depreciation expense from continuing operations for the three months ended March 31, 2022 and 2021 amounted to $31,764 and $33,769, respectively.

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. At March 31, 2022 and December 31, 2021, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of March 31, 2022 and December 31, 2021. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2021 impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $0 for the year ended March 31, 2022 and 2021.

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

The Company has one source of revenue for the respective fiscal years:-

	March 31, 2022	March 31, 2021

Sales of advertising service	$57,058	$88,207

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of March 31, 2022, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2022 and December 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Period-end RMB:US$ exchange rate	6.3418	6.3588
Period average RMB:US$ exchange rate	6.3454	6.4499
Period-end HK$:US$ exchange rate	7.8303	7.7971
Period average HK$:US$ exchange rate,	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2022 and 2021. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended March 31,
	2022	2021
Net Loss for basic and diluted attributable to common shareholders	$(784,003)	$(231,226)

Weighted average common stock outstanding – basic and diluted	220,962,339	55,061,743

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the three months ended March 31, 2022 and 2021 included net loss and unrealized gain from foreign currency translation adjustments.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
Marketable securities, available-for-sale	$3,372,951	$3,372,951	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$3,624,660	$3,624,660	$–	$–

As of March 31, 2022 and December 31, 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful life	March 31, 2022	December 31, 2021

Office equipment	5 years	25,608	25,717
Motor vehicle	5 years	47,494	120,049
Yacht	5 years	585,352	587,845
		658,454	733,611
Less: accumulated depreciation		(303,130)	(337,786)

		$355,324	$395,825

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $31,764 and $33,769.

NOTE 5 – INTANGIBLE ASSETS

As of March 31, 2022 and December 31, 202, intangible assets consisted of the following:

	Useful life	March 31, 2022	December 31, 2021

Other intangible assets	3 - 5 years	843,324	843,703
Less: accumulated amortization		(822,519)	(812,199)
		$20,805	$31,504

Annual amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2022	17,833
2023	2,972
$20,805

For the three months ended March 31, 2022 and 2021, amortization of intangible assets amounted to $10,648 and $24,537, respectively.

NOTE 6 – BANK LOANS

Bank loans of $4,877,322 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Revolving credit line of $5,406,332 is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

At March 31, 2022, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

At March 31, 2022 and December 31, 2021, bank loans consisted of the following:

	March 31, 2022	December 31, 2021
Mortgage loan	$5,406,332	$5,493,475
Line of revolving loan	4,877,322	4,913,557

Total bank loans	$10,283,654	$10,407,032

Reclassifying as:
Current portion	$5,497,669	$5,584,788
Long-term portion (more than 12 months)	4,785,985	4,822,244

Total bank loans	$10,283,654	$10,407,032

Interest related to the bank loans was $90,830 and $78,250 for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company has no outstanding balance under the Power Up Note.

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

As of March 31, 2022 and December 31, 2021, the Company has no outstanding balance under the Black Ice Note.

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

As of March 31, 2022 and December 31, 2021, convertible debt consisted of the following:

	March 31, 2022	December 31, 2021
Principal	$1,347,565	$1,113,830
Unamortized discount	-	-
Convertible debt, net	$1,347,565	$1,113,830

The amortization of discount was $0 and $2,821 for the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, accrued interest amounted to $953,885 and $905,046, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2021 and 2020, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $618,151. During the three months ended March 31, 2022, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $90,255. As of March 31, 2022 and December 31, 2021, amounts due to Chan Tin Chi Family Company Limited amounted to $2,345,465 and $2,435,720, respectively.

As of March 31, 2022 and December 31, 2021, amounts due to related companies amounted to $1,378,830 and $1,212,845, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of March 31, 2022 and December 31, 2021, the Company has 3,189,600 shares and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

Common stock issued for debt conversion

In March 2021, the Company issued 23,809,524 shares of its common stock upon conversion of debt (note 5).

NOTE 10 – CONCENTRATIONS

Customers

For the three months ended March 31, 2022 and 2021, there are no customers representing more than 10% of the Company’s revenue.

Vendors

For the three months ended March 31, 2022 and 2021, there are no vendors representing more than 10% of the Company’s purchase.

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

Legal proceedings:

On June 10, 2020, the Company’s subsidiary, Ecrent Worldwide Company Limited (“Ecrent Worldwide”), a wholly On June 10, 2020, the Company’s subsidiary, Ecrent Worldwide Company Limited (“Ecrent Worldwide”), a wholly owned subsidiary of Universal Sharing Limited (formerly known as Ecrent Holdings Limited), received a writ of summon (the “Summon”) issued by Messrs Wilkinson & Grist on behalf of Mr. Michael Andrew BERMAN and Mr. Eric Hans ISRAEL, who were the former Chief Executive Officer and Chief Financial Officer of Ecrent (America) Company Limited (“Ecrent America”) and Ecrent (USA) Company Limited (“Ecrent USA”). Both Ecrent America and Ecrent USA were the former subsidiaries of Universal Sharing Limited. On the same day, the Summon also delivered to Mr. Chan Tin Chi, the major shareholder of SEII and his spouse, Ms. Deborah Yuen Wai Ming. Pursuant to the US Judgement dated on September 25, 2019 issued by the Supreme Court of the State of New York County of Nassau, the Summon demands Ecrent Worldwide, Mr. Chan Tin Chi, and Ms. Deborah Yuen Wai Ming to fully settle an amount of approximately $241,706 and $103,841 to Mr. Berman and Mr. Israel, respectively representing the unpaid salary, benefits, expenses and incentive bonus. SEII intends to dispute these proceedings that the US Judgement is not enforceable under the Hong Kong jurisdiction.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through May 13, 2022, the Company issued the unaudited condensed consolidated financial statements.

(i)	On April 1, 2022, 3D Discovery Co. Ltd (“3DD”)., a fully owned subsidiary of the Company, and Suzhou Su Xin Rui Shi Technology Co. Ltd. (“SXRS Tech”) entered into a Strategic Framework Agreement, whereby the two companies will further discuss and form a joint venture in Hong Kong for the development of a Metaverse platform. 3DD will hold 60% of the new joint venture, while SXRS Tech will hold 40%.

(ii)	On April 6, 2022, Sharing Economy International Inc. (“SEII”) entered into a non-binding Investment Cooperation Agreement (the “Agreement”) with Hanking Fof Investment,L.P. (“Hanking”). Pursuant to the Agreement, Hanking intends to make strategic investments in SEII with a total size of up to US$30 million for a two-year period, the proceed of which is to be applied primarily in the fields of (1) research and development of new technologies and products such as intelligent algorithms, application systems and intelligent interactive devices based on metaverse applications of SEII; (2) ultra-high definition naked-eye 3D integrated solution, software and hardware products as well the market expansion in Hong Kong, Macao, Southeast Asia and Europe; (3) SEII’s cooperation with major customers that involved in 3D upgrade of display panel; and (4) expansion of SEII’s cooperation with more projects combining global leading metaverse technology and green economy.

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

Given the termination of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2021 or during the three months ended March 31, 2022.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
	2022	2021
Revenues	$57,058	$88,207
Cost of revenues	-	-
Gross profit	57,058	88,207
Operating expenses	502,756	429,342
Loss from operations	(445,698)	(341,135)
Other (expense) income, net	(338,305)	109,909
Loss from continuing operations before provision for income taxes	(748,003)	(231,226)
Provision for income taxes	-
Net loss	$(748,003)	$(231,226)

Revenues.

During the three months ended March 31, 2022, we recognized revenues from our sharing economy business of $57,058 compared to $88,207 for the three months ended Marcg 31, 2021, a decrease of $31,149, or 35%.

Cost of revenues.

No cost incurred during the three months ended March 31, 2022 and 2021.

Gross profit and gross margin.

Our gross profit was $57,058 for the three months ended March 31, 2022 as compared to gross profit of $88,207 for the three months ended March 31, 2021, representing gross margins of 100% and 100%, respectively. No change compare to last year.

Operating expenses.

For the three months ended March 31, 2022, operating expenses were $502,756 was compared to $429,342 for the three months ended March 31, 2021, an increase of $73,414, or 17.1%, due to increase in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2022, loss from operations amounted to $784,003 as compared to $231,226 for the three months ended March 31, 2021.

Other income (expense).

Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), gain on disposal of marketable securities, loss on disposal of a subsidiary, and other income. For the three months ended March 31, 2022, total other expense, net, amounted to $338,305 as compared to other income, net, of $109,909 for the three months ended March 31, 2021, a decrease of $448,214. The decrease in other income, net, was primarily increase in unrealized loss on sale of marketable securities in the three months ended March 31, 2022.

Income tax provision. Income tax expense was $0 for the three months ended March 31, 2022 and 2021.

Net loss.

As a result of the foregoing, our net loss was $784,003, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2022 as compared with net loss $231,226, or $(0.00).

Liquidity and Capital Resources

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $455 and $66,273, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2022	2021
Net cash used in operating activities	$(347,938)	$(335,916)
Net cash used in investing activities	$(8,612)	$(1,009,445)
Net cash provided by financing activities	$284,578	$5,936
Effect of exchange rate changes on cash and cash equivalents	$6,154	$(21,646)
Net increase (decrease) in cash and cash equivalents	$(65,818)	$(1,361,071)
Cash and cash equivalents at beginning of period	$66,273	$1,805,417
Cash and cash equivalents at end of period	$455	$444,346

The following table sets forth a summary of changes in our working capital from December 31, 2021 to March 31, 2022:

	March 31, 2022	December 31, 2021	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$3,746,087	$4,139,415	$(393,328)	9.5%
Total current liabilities	12,566,833	12,265,428	301,405	2.5%
Working capital	$(8,820,746)	$(8,126,013)	$(694,733)	(8.5)%

Working Capital. Total working capital deficit as of March 31, 2022 amounted to approximately $8.8 million, as compared to approximately $8.1 million as of December 31, 2021. The decrease in working capital deficit due to the settlement of debt upon stock conversion.

Net cash used in operating activities was $347,938 for the three months ended March 31, 2022, and consisted primarily of a net loss of $784,003, adjusted for depreciation and amortization of $328,312, gain on disposal of property, plant and equipment of $25,197, unrealized loss on marketable securities, an increase in accounts receivable of $37,715, a decrease in prepaid expenses and other receivables of $113,516, an increase in accounts payable and accrual of $14,637, an increase in other payable of $54,422.

Net cash flow used in investing activities was $8,612 for the three months ended March 31, 2022 as compared to, net cash flow provided by investing activities was $1,009,445 for the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash flow used in investing activities was purchase of marketable securities of $41,347, proceeds from sale of marketable securities of $2,043 and proceed from disposal of property, plant and equipment of $30,692.

Net cash flow provided by financing activities was $284,578 for the three months ended March 31, 2022 as compared to $5,936 for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received advances from related party of $384,465, offset by repayments for bank loans of approximately $99,887. During the three months ended March 31, 2022, we received advances from related party of $36,491, offset by repayments for bank loans of approximately $30,555

We have historically funded our capital expenditures through cash flow provided by operations and bank loans. We intend to fund the cost by obtaining financing mainly from local banking institutions with which we have done business in the past. We believe that the relationships with local banks are in good standing and we have not encountered difficulties in obtaining needed borrowings from local banks.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans	$10,283,654	$5,497,669	$4,785,985	$-	$-
Convertible note (1)	1,347,565	1,347,565	-	-	-
Total	$11,631,219	$6,845,234	$4,785,985	$-	$-

(1)	Convertible note is currently in default with the outstanding balance of $503,571 in principal and $756,409 accrued interest at March 31, 2022. At the date of filing, both parties have not reached into the mutual agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at March 31, 2022.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: May 16, 2022	By:	/s/ Pak Hei Jefferson Chan
Pak Hei Jefferson Chan
Chief Executive Officer and
Principal Executive Officer

Date: May 16, 2022	By:	/s/ Ka Man Lam
Ka Man Lam
Chief Financial Officer and
Principal Accounting Officer