Form 10-Q
period 2022-06-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2022-08-19
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(852) 35832186

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 293,163,890 shares of common stock are issued and outstanding as of June 30, 2022.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$506,565	$66,273
Accounts receivable, net of allowance for doubtful accounts	216,765	141,183
Prepaid expenses and other receivables	179,946	307,299
Marketable securities	3,002,974	3,624,660

Total current assets	3,906,250	4,139,415

OTHER ASSETS:
Property and equipment, net	330,977	395,825
Intangible assets, net	16,314	31,504

Total other assets	347,291	427,329

Total assets	$4,253,541	$4,566,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term bank loans	$5,428,151	$5,584,788
Convertible note payable, net of unamortized debt discount	1,553,847	1,113,830
Accounts payable and accrued expenses	794,552	785,373
Other payable	1,103,297	1,132,872
Due to related parties	3,635,503	3,648,565

Total current liabilities	12,515,350	12,265,428

LONG-TERM LIABILITIES:
Long-term loan	5,415,449	4,822,244

Total liabilities	17,930,799	17,087,672

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 293,163,890 and 239,278,847 shares issued and outstanding at June 30 2022 and December 31, 2021, respectively	293,163	239,278
Additional paid-in capital	66,112,512	65,047,662
Accumulated deficits	(79,186,282)	(76,908,089)
Accumulated other comprehensive income	(8,245)	(15,826)
Total stockholders’ deficit attributed to SEII	(12,785,662)	(11,633,785)

Non-controlling interest	(891,596)	(887,143)

Total stockholders’ deficit	(13,677,258)	(12,520,928)

Total liabilities and stockholders’ deficit	$4,253,541	$4,566,744

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES	$124,413	$42,078	$181,471	$130,285

COST OF REVENUES	-	-	-	-

GROSS PROFIT	124,413	42,078	181,471	130,285

OPERATING EXPENSES:
Depreciation and amortization	38,622	57,538	83,417	115,844
Selling, general and administrative	1,433,901	1,595,624	1,891,862	1,966,660

Total operating expenses	1,472,523	1,653,162	1,975,279	2,082,504

LOSS FROM OPERATIONS	(1,348,110)	(1,611,084)	(1,793,808)	(1,952,219)

OTHER INCOME (EXPENSE):
Interest income	1	9	2	12
Interest expense	(47,644)	(151,028)	(138,474)	(229,278)
Dividend income	245,034	5,500	245,034	7,222
Unrealized loss on marketable securities	(323,028)	-	(596,980)	-
Gain (loss) on sale of marketable securities	(26,847)	439,771	(26,885)	616,641
Loss on disposal of property, plant and equipment	-	-	25,197	-
Foreign currency transaction gain (loss)	(301)	1,507	(690)	8,755
Other income	2,252	200	3,958	2,516

Total other (expense) income, net	(150,533)	295,959	(488,838)	405,868

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,498,643)	(1,315,125)	(2,282,646)	(1,546,351)

PROVISIONS FOR INCOME TAXES:
Current	-	-	-	-
Deferred	-	-	-	-

Total income tax provision	-	-	-	-

NET LOSS	(1,498,643)	(1,315,125)	(2,282,646)	(1,546,351)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,196)	(2,224)	(4,453)	(4,548)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,496,447)	$(1,312,901)	$(2,278,193)	$(1,541,803)

COMPREHENSIVE LOSS:
Net loss	$(1,498,643)	$(1,315,125)	$(2,282,646)	$(1,546,351)
Foreign currency translation (loss) gain	(1,748)	15,243	7,581	38,462

Comprehensive loss	$(1,500,391)	$(1,299,882)	$(2,275,065)	$(1,507,889)

Net loss attributable to non-controlling interest	$(2,196)	$(2,224)	$(4,453)	$(4,548)
Foreign currency translation gain (loss) from non-controlling interest	-	-	-	-

Comprehensive loss attributable to common stockholders	$(1,498,195)	$(1,297,658)	$(2,270,612)	$(1,503,341)

NET LOSS PER COMMON SHARE:
Continuing operations – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations – basic and diluted	-	-	-	-

Net loss per common share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	281,861,298	135,665,126	260,687,703	114,984,418

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ deficit

Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

Issuance of shares for redemption of $75,000 promissory note	-	-	23,809,524	23,810	51,190	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	9,329	-	-	9,329
Net loss for the period	-	-	-	-	-	-	(781.746)	(2,257)	(784,003)

Balance as of March 31, 2022	3,189,600	$3,190	263,088,371	263,088	$65,098,852	$(6,497)	$(77,689,835)	$(889,400)	$(13,220,602)

Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	779,005	-	-	-	803,735
Issuance of shares for consultancy service	-	-	5,345,212	5,345	234,655	-	-	-	240,000
Foreign currency translation adjustment	-	-	-	-	-	(1,748)	-	-	(1,748)
Net loss for the period	-	-	-	-	-	-	(1,496,447)	(2,196)	(1,498,643)

Balance as of June 30, 2022	3,189,600	$3,190	293,163,890	293,163	$66,112,512	$(8,245)	$(79,186,282)	$(891,596)	$(13,677,258)

	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ equity (deficit)

Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)

Issuance of shares for director’s remuneration	-	-	8,333,335	8,333	491,667	-	-	-	500,000
Common stock issued upon conversion of debt			12,452,413	12,453	91,714	-	-	-	104,167
Fractional shares from reverse split			800	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	23,219	-	-	23,219
Net loss for the period	-	-	-	-	-	-	(228,902)	(2,324)	(231,226)

Balance as of March 31, 2021	531,600	$532	193,670,023	193,669	$62,284,015	$9,973	$(73,249,036)	$(879,909)	$(11,640,756)

Common stock issued upon conversion of debt	-	-	3,948,278	3,948	96,052	-	-	-	100,000
Common stock issued for services from consultants and service providers	-	-	26,872,638	26,873	1,024,537	-	-	-	1,051,410
Common stock issued for business marketing services	-	-	13,935,337	13,935	585,285	-	-	-	599,220
Cancellation of common stock	-	-	(1,500)	(1)	1	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	15,243	-	-	15,243
Net loss for the period	-	-	-	-	-	-	(1,312,901)	(2,224)	(1,315,125)

Balance as of June 30, 2021	531,600	$532	238,424,776	238,424	$63,989,890	$25,216	$(74,561,937)	$(882,133)	$(11,190,008)

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,282,646)	$(1,546,351)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	63,528	66,769
Amortization of intangible assets	15,124	49,075
Gain on disposal of property, plant and equipment	(25,197)	-
Unrealized loss on marketable securities	596,980	-
Loss/(gain) on disposal of marketable securities	26,885	(616,641)
Dividend received	(245,034)	-
Amortization of debt discount	-	2,821
Stock-based professional fees	-	1,051,410
Stock-based consultancy fees	240,000	599,220
Stock-based director’s remuneration	803,735	-
Changes in operating assets and liabilities:
Accounts receivable	(75,582)	(25,607)
Prepaid and other receivables	127,353	(429,979)
Accounts payable and accrued expenses	9,179	(74,113)
Other payables	(29,575)	120,750
Deferred revenue	-	(107)

CASH FLOWS USED IN OPERATING ACTIVITIES	(775,250)	(802,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received	245,034	7,222
Purchase of marketable securities	(171,257)	(17,381,542)
Proceed from disposal of marketable securities	144,004	16,649,971
Proceed from disposal of property, plant and equipment	30,692	-
Purchase of property, plant and equipment	(7,949)	-

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	240,524	(724,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(198,807)	(60,592)
Proceeds from bank loan	666,704	-
Proceeds from issuance of note payable	-	230,770
Advance from related party	501,955	149,884

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	969,852	320,062

Effect of exchange rate changes	5,166	(17,057)

Net change in cash and cash equivalents	440,292	(1,224,097)

Cash and cash equivalents - beginning of period	66,273	1,805,417

Cash and cash equivalents - end of period	$506,565	$581,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
- interest	86,456	110,107
- income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
- interest	52,018	119,171
- Stock issued for director’s remuneration	-	500,000
- Stock issued for services from consultants and vendors	-	1,650,630
- Stock issued for redemption of convertible note and accrued interest	75,000	204,267

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $2,282,646 for the six months ending on June 30, 2022 and suffered from the accumulated deficit of $79,186,282 at that date. The net cash used in operations were approximately $775,250 for the six months ending on June 30, 2022. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

NOTE 3 – SIGIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Accounting Standards Codification (“ASC”), maintained by the Financial Accounting Standards Board (the “FASB”), is the current single official source of GAAP.

Certain information and note disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2022, which has been derived from audited financial statements for the last completed fiscal year and the unaudited condensed consolidated financial statements for this fiscal quarter, reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

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

Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the condensed consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2022 and 2021 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. On June 30, 2022 and December 31, 2021, cash balances held in banks in the PRC and Hong Kong of $506,565 and $66,273, respectively, are uninsured.

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

Accounts Receivable

Accounts receivable are presented as a net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. On June 30, 2022 and December 31, 2021, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts in the accounts.

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

Depreciation expense from continuing operations for the six months ended June 30, 2022 and 2021 amounted to $63,528 and $66,769, respectively.

Depreciation expense from continuing operations for the three months ended June 30, 2022 and 2021 amounted to $31,764 and $33,000, respectively.

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. On June 30, 2022 and December 31, 2021, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of June 30, 2022 and December 31, 2021. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2021 impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $0 for the year ended June 30, 2022 and 2021.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

The majority of the Company’s contracts with customers only contain a single performance obligation. When the agreements involve multiple performance obligations, the Company will account for individual performance obligations separately, if they are distinct.

The Company has one source of revenue for the respective fiscal periods:

	June 30, 2022	June 30, 2021

Sales of advertising service	$181,471	$130,285

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate in the United States to 21% from 35%. The rate reduction became effective on January 1, 2018 and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of June 30, 2022, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2022 and December 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended  June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Period-end RMB:US$ exchange rate	6.6964	6.3588
Period average RMB:US$ exchange rate	6.4763	6.4499
Period-end HK$:US$ exchange rate	7.8464	7.7971
Period average HK$:US$ exchange rate,	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and six months ended June 30, 2022 and 2021. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the six months ended June 30, 2022 and 2021 included net loss and unrealized gain from foreign currency translation adjustments.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718, “Stock Compensation” (“ASC 718”) which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the vesting period or immediately if fully vested and non-forfeitable. The FASB also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Related parties

The Company follows ASC Topic 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

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

Fair Value of Financial Instruments

The Company adopted the guidance of ASC Topic 820, “Fair Value Measurement,” for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
Marketable securities, available-for-sale	$3,002,974	$3,002,974	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$3,624,660	$3,624,660	$-	$-

As of June 30, 2022 and December 31, 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Concentrations of Credit Risk

The Company’s operations are carried out principally in Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong. The Company’s operations in Hong Kong are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful life	June 30, 2022	December 31, 2021

Office equipment	5 years	25,555	25,717
Motor vehicle	5 years	55,360	120,049
Yacht	5 years	584,150	587,845
		665,065	733,611
Less: accumulated depreciation		(334,088)	(337,786)

		$330,977	$395,825

Depreciation expense for the three months ended June 30, 2022 and 2021 amounted to $31,764 and $30,000.

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $63,528 and $66,769.

NOTE 5 –INTANGIBLE ASSETS

As of June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	June 30, 2022	December 31, 2021

Other intangible assets	3 - 5 years	843,141	843,703
Less: accumulated amortization		(826,827)	(812,199)
		$16,314	$31,504

Annual amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2022	16,314
2023	-
$16,314

For the three months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $4,476 and $24,538, respectively.

For the six months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $15,124 and $49,075, respectively.

NOTE 6 – BANK LOANS

Bank loans of $4,845,394 represented the amount due to one financial institution in Hong Kong that is repayable in a term of 30 years, with 360 monthly installments and interest charged at the annual rate of 2.5% lower than its best lending rate.

Another loan of $666,702 is due to one financial institution in Hong Kong and is repayable in a term of 10 years, with 120 monthly installments and interest charged at the annual rate of 2.75% of its best lending rate.

We have a revolving credit line of $5,331,504 that is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

As of June 30, 2022, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

As of June 30, 2022 and December 31, 2021, bank loans consisted of the following:

	June 30, 2022	December 31, 2021
Mortgage loan	$4,845,394	$5,493,475
Line of revolving loan	5,331,504	4,913,557
100% Guarantee bank loan	666,702	-

Total bank loans	$10,843,600	$10,407,032

Reclassifying as:
Current portion	$5,428,151	$5,584,788
Long-term portion (more than 12 months)	5,415,449	4,822,244

Total bank loans	$10,843,600	$10,407,032

Interest related to the bank loans was $44,403 and $31,857 for the three months ended June 30, 2022 and 2021, respectively.

Interest related to the bank loans was $86,394 and $110,107 for the six months ended June 30, 2022 and 2021, respectively.

All interests are included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Securities purchase agreement and related convertible note and warrants

Iliad Note

On May 2, 2018, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Iliad Research and Trading, L.P. (the “Investor”) pursuant to which the Investor purchased a Convertible Promissory Note (the “Iliad Note”) in the original principal amount of $900,000, convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Iliad Note, and a two year warrant to purchase 134,328 shares of common stock at an exercise price of $7.18 per share (the “Warrant”). In connection with the Iliad Note, the Company paid an original issue discount of $150,000 and paid issuance costs of $45,018 which will be reflected as a debt discount and amortized over the Iliad Note term. The Iliad Note bears interest at 10% per annum, is unsecured, and is due on the date that is fifteen months from May 2, 2018. The Warrant shall expire on the last calendar day of the month in which the second anniversary of the Issue Date occurs.

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

This debt instrument includes embedded components including a put option. The Company evaluated these embedded components to determine whether they are embedded derivatives within the scope of ASC Topic 815, “Derivatives and Hedging”, that should be separately carried at fair value. ASC 815-15-25-1 provides guidance on when an embedded component should be separated from its host instrument and accounted for separately as a derivative. Based on this analysis, the Company believes that the put option is clearly and closely related to the debt instrument and does not meet the definition of a derivative. Accordingly, in connection with this Iliad Note, the Company recorded a debt discount for (a) the original issue discount of $150,000 (b) the relative fair value of the warrants issued of $152,490 and (c) legal fees and other fees paid in connection with the Iliad Note aggregating $45,018. There is no beneficial conversion feature on the Iliad Note. The debt discount shall be accreted on a straight-line basis over the term of the Iliad Note.

The Company is currently in default under Iliad Note with the outstanding balance of $1,259,980 at December 31, 2021. At the date of filing of this quarterly report, both parties have not reached agreement on how to cure the default.

Power Up

On April 7, 2020, pursuant to a securities purchase agreement, the Company closed a private placement of securities with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a Convertible Promissory Note (the “Power Up Note”) in the original principal amount of $83,000, with additional tranches of up to $1,000,000 in the aggregate over the next twelve (12) months, subject to the discretion of both parties. The Power Up Note is convertible into shares of common stock of the Company at a price equal to 65% of the average of the two (2) lowest trading prices for the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Power Up Note bears interest at 8% per annum and is due on October 7, 2021.

During the years ended  December 31, 2020 and 2021, respectively, the Company converted an aggregate of $127,820 and $0 outstanding principal and interest of the Power Up Note, respectively, into 8,228,775 shares of its common stock.

As of June 30, 2022 and December 31, 2021, the Company has no outstanding balance under the Power Up Note.

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

During the year ended December 31, 2020 the Company converted an aggregate of $15,000 outstanding principal and interest of the Black Ice Note, respectively, into 987,180 shares of its common stock.

In January 2021, the Company converted an aggregate of $95,000 and $9,167 outstanding principal and interest of the Black Ice Note, respectively, into 12,452,413 shares of its common stock.

In June 2021, the Company converted an aggregate of $100,000 outstanding principal of the Black Ice Note, respectively, into 3,948,278 shares of its common stock.

As of June 30, 2022 and December 31, 2021, the Company has no outstanding balance under the Black Ice Note.

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

As of June 30, 2022 and December 31, 2021, convertible debt consisted of the following:

	June 30, 2022	December 31, 2021
Principal	$1,553,847	$1,113,830
Unamortized discount	-	-
Convertible debt, net	$1,553,847	$1,113,830

The amortization of discount was $0 and $0 for the three months ended June 30, 2022 and 2021.

The amortization of discount was $0 and $2,821 for the six months ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, accrued interest amounted to $868,607 and $905,046, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2021 and 2020, the Company received advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $618,151. During the six months ended June 30, 2022, the Company repaid to Chan Tin Chi Family Company Limited working capital totaling $116,214. As of June 30, 2022 and December 31, 2021, amounts due to Chan Tin Chi Family Company Limited amounted to $2,319,506 and $2,435,720, respectively.

As of June 30, 2022 and December 31, 2021, amounts due to related companies amounted to $1,315,997 and $1,212,845, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of June 30, 2022 and December 31, 2021, the Company has 3,189,600 shares and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

Common stock issued for debt conversion

In March 2022, the Company issued 23,809,524 shares of its common stock upon conversion of debt (note 5).

Common stock issued for consultancy fee and director’s remuneration

In May 2022, the Company issued 24,730,307 shares of its common stock to director as compensation value of $803,735.

In June, 2022, the Company issued 5,345,212 shares of its common stock to four consultants in exchange for consultancy services value of $240,000.

NOTE 10 – CONCENTRATIONS

Customers

For the three and six months ended June 30, 2022 and 2021, there are no customers representing more than 10% of the Company’s revenue.

Vendors

For the three and six months ended June 30, 2022 and 2021, there are no vendors representing more than 10% of the Company’s purchase.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through August 19, 2022, the date the Company finalized the unaudited condensed consolidated financial statements, and concluded that it has nothing to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically, our primary operations involved the design, manufacture and distribution of a line of proprietary high and low temperature dyeing and finishing machinery to the textile industry, which was terminated in December, 2019.

With the termination of the manufacturing businesses, we are actively exploring other new ventures and opportunities that could contribute to our business in the future.

Given the termination of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2021 or during the six months ended June 30, 2022.

Recent developments

Inspirit Studio

During the quarterly period, BuddiGo, the sharing economy mobile platform developed by our wholly-owned subsidiary Inspirit Studio Limited (“Inspirit Studio”), continuously promoted its service to the local market in Hong Kong. BuddiGo offers a wide range of errand services. Currently, about 80 percent of the orders received are for on-demand urgent delivery of items such as documents, flowers and cakes. Food delivery services are also available. During the period from June 2018 to June 30, 2019, over 1,200 individuals have officially registered as sell-side buddies, who completed over 600 delivery orders from June 2018 to June 30, 2020, majority orders were happened in the third quarter of year 2018. In addition, BuddiGo has signed up with a number of local business partners to provide ongoing delivery services for these clients. BuddiGo’s goal is to connect with the community and deliver localized content featuring BuddiGo’s core features and advantages. BuddiGo is actively seeking strategic investors or collaborative parties who are enthusiastic about its business model and can help achieve its business targets and expand into different countries.

3D Discovery Co. Limited

Our wholly-owned subsidiary 3D Discovery, an IT service provider that develops virtual tours for the real estate, hospitality and interior design industries. 3D Discovery’s space capturing and modeling technology is already used by some of Hong Kong’s leading property agencies to provide their clients with a truly immersive, first-hand experience of a physical space while saving them time and money. According to Goldman Sachs, the Real Estate virtual reality industry is predicted to reach $2.6 billion in 2025, supported by a potential user base of over 1.4 million registered real estate agents in some of the world’s largest markets. Apart from its existing profitable operations, 3D Discovery is developing a mobile app, Autocap, which allows users to create an interactive virtual tour of a physical space by using a mobile phone camera.

3D Discovery successfully completed a number of projects during the year. First, its “3D Virtual Tours in Hong Kong” generated about 1,371,000 impressions in 2018. In addition, 3D Discovery partnered with Midland Realty, one of the largest real estate agencies in Hong Kong, to establish the “Creation 200 3D Virtual Tours.”

EC Advertising Limited

We started meeting with a number of potential clients and anticipate that this advertising company will launch several marketing campaigns. In order to maximize our exposure to the potential clients in Mainland China, we are developing a strategic media plan which will cover major cities in Mainland China such as Beijing, Shanghai, Guangzhou and Shenzhen. Major banks, real estate developers and consumer products manufacturers and retailers are our target clients. More importantly, our presence in Mainland China can facilitate the rollout of franchise programs of our business units, which is one of the revenue drivers for the Company.

ECrent Platform Business

In December 2019, we acquired the ECrent global businesses.

Going forward, we will continue targeting the technology and global sharing economy markets, by developing online platforms and rental business partnerships that will drive the global development of sharing through economical rental business models.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions.

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

Stock-based Compensation

FASB’s ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended June 30, 2022 and 2021:

	Three Months ended June 30,
	2022	2021
Revenues	$124,413	$42,078
Cost of revenues	-	-
Gross profit	124,413	42,078
Operating expenses	1,472,523	1,653,162
Loss from operations	(1,348,110)	(1,611,084)
Other (expense) income, net	(150,533)	295,959
Loss from continuing operations before provision for income taxes	(1,498,643)	(1,315,125)
Provision for income taxes	-
Net loss	$(1,498,643)	$(1,315,125)

Revenues.

During the three months ended June 30, 2022, we recognized revenues from our sharing economy business of $124,413 compared to $42,078 for the three months ended June 30, 2021, an increase of $82,335, or 195%.

Cost of revenues.

No cost incurred during the three months ended June 30, 2022 and June 30, 2021, respectively.

Gross profit and gross margin.

Our gross profit was $124,413 for the three months ended June 30, 2022 as compared to gross profit of $42,078 for the three months ended June 30, 2021, representing gross margins of 100% and 100%, respectively. No change as compared to last year.

Operating expenses.

For the three months ended June 30, 2022, operating expenses were $1,472,523 was compared to $1,653,162 for the three months ended June 30, 2021, a decrease of $180,639 or 10.9%, due to decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended June 30, 2022, loss from operations amounted to $1,348,110 as compared to $1,611,084 for the three months ended June 30, 2021.

Other income (expense).

For the three months ended June 30, 2022, total other expense, net, amounted to $150,533 as compared to other income, net, of $295,959 for the three months ended June 30, 2021, a decrease of $446,492. The decrease in other income, net, was primarily increase in unrealized loss on sale of marketable securities in the three months ended June 30, 2022.

Income tax provision.

Income tax expense was $0 for the three months ended June 30, 2022 and 2021.

Net loss.

As a result of the foregoing, our net loss was $1,498,643, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2022 as compared with net loss of $1,315,125, or $(0.00) in the three months ended June 30, 2021.

The following table sets forth the results of our operations for the six months ended June 30, 2022 and 2021:

	Six Months ended June 30,
	2022	2021
Revenues	$181,471	$130,285
Cost of revenues	-	-
Gross profit	181,471	130,285
Operating expenses	1,975,279	2,082,504
Loss from operations	(1,793,808)	(1,952,219)
Other (expense) income, net	(488,838)	405,868
Loss from continuing operations before provision for income taxes	(2,282,646)	(1,546,351)
Provision for income taxes	-
Net loss	$(2,282,646)	$(1,546,351)

Revenues.

During the six months ended June 30, 2022, we recognized revenues from our sharing economy business of $181,471 compared to $130,285 for the six months ended June 30, 2021, an increase of $51,186, or 39%.

Cost of revenues.

No cost incurred during the six months ended June 30, 2022 and 2021.

Gross profit and gross margin.

Our gross profit was $181,471 for the six months ended June 30, 2022 as compared to gross profit of $130,285 for the six months ended June 30, 2021, representing gross margins of 100% and 100%, respectively. No change compared to last year.

Operating expenses.

For the six months ended June 30, 2022, operating expenses were $1,975,279 was compared to $2,082,504 for the six months ended June 30, 2021, a decrease of $107,225, or 5.2%, due to a decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the six months ended June 30, 2022, loss from operations amounted to $750,073 as compared to $1,952,219 for the six months ended June 30, 2021.

Other income (expense).

Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), gain on disposal of marketable securities, loss on disposal of a subsidiary, and other income. For the six months ended June 30, 2022, total other expense, net, amounted to $488,838 as compared to other income, net, of $405,868 for the six months ended June 30, 2021, a decrease of $894,706. The decrease in other income, net, was primarily increase in unrealized loss on sale of marketable securities in the six months ended June 30, 2022.

Income tax provision.

Income tax expense was $0 for the six months ended June 30, 2022 and 2021.

Net loss.

As a result of the foregoing, our net loss was $2,282,646, or $(0.00) per share (basic and diluted), for the six months ended June 30, 2022 as compared with net loss $1,546,351, or $(0.00) for the six months ended June 30, 2021.

Liquidity and Capital Resources

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $506,565 and $66,273, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months ended
	June 30,
	2022	2021
Net cash used in operating activities	$(775,250)	$(802,753)
Net cash provided by (used in) investing activities	$240,524	$(724,349)
Net cash provided by financing activities	$969,852	$320,062
Effect of exchange rate changes on cash and cash equivalents	$5,166	$(17,057)
Net increase (decrease) in cash and cash equivalents	$440,292	$(1,805,417)
Cash and cash equivalents at beginning of period	$66,273	$1,805,417
Cash and cash equivalents at end of period	$506,565	$581,320

The following table sets forth a summary of changes in our working capital from December 31, 2021 to June 30, 2022:

	June 30, 2022	December 31, 2021	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$3,906,250	$4,139,415	$(233,165)	17.8%
Total current liabilities	12,515,350	12,265,428	249,922	2.0%
Working capital	$(8,609,100)	$(8,126,013)	$(483,087)	(6.0)%

Working Capital. Total working capital deficit as of June 30, 2022 amounted to approximately $8.6 million, as compared to approximately $8.1 million as of December 31, 2021. The decrease in working capital deficit was due to the settlement of debt upon stock conversion.

Net cash used in operating activities was $775,250 for the six months ended June 30, 2022, and consisted primarily of a net loss of $2,282,646, adjusted for depreciation and amortization of $78,652, gain on disposal of property, plant and equipment of $25,197, unrealized loss on marketable securities of $596,980, loss on disposal of marketable securities of $26,885, stock-based consultancy fees of $240,000, stock-based director’s remuneration of $803,735, an increase in accounts receivable of $75,582, a decrease in prepaid expenses and other receivables of $127,353, an increase in accounts payable and accrual of $9,179, and an increase in other payable of $29,575.

Net cash flow provided by investing activities was $240,524 for the six months ended June 30, 2022 as compared to, net cash flow used in investing activities was $724,349 for the six months ended June 30, 2021. For the six months ended June 30, 2022, net cash flow used in investing activities was purchase of marketable securities of $171,257, proceeds from sale of marketable securities of $144,004, proceed from disposal of property, plant and equipment of $30,692 and dividend received of $245,034.

Net cash flow provided by financing activities was $969,852 for the six months ended June 30, 2022 as compared to $320,062 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received advances from related party of $501,955 and proceeds from bank loan of $666,704, offset by repayments for bank loans of approximately $198,807. During the six months ended June 30, 2022, we received advances from related party of $149,884 and proceeds from issuance of note payable of $230,770, offset by repayments for bank loans of approximately $60,592.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans	$10,843,600	$5,428,151	$5,415,449	$-	$-
Convertible note (1)	1,553,847	1,553,847	-	-	-
Total	$12,397,447	$6,981,998	$5,415,449	$-	$-

(1)	Convertible note is currently in default with the outstanding balance of $1,553,847 in principal and $868,607 accrued interest on June 30, 2022. At the date of filing, both parties have not reached into the mutual agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of June 30, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective on June 30, 2022.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the six months ended June 30, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

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

SHARING ECONOMY INTERNATIONAL INC.

Date: August 19, 2022	By:	/s/ Chan Pak Hei Jefferson
Chan Pak Hei Jefferson
Chief Executive Officer and
Principal Executive Officer

Date: August 19, 2022	By:	/s/ Ka Man Lam
Ka Man Lam
Chief Financial Officer and
Principal Accounting Officer