Form 10-Q
period 2022-09-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2022-11-18
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 293,163,890 shares of common stock are issued and outstanding as of September 30, 2022.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2022

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three And Nine Months Ended September 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three And Nine Months Ended September 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,929	$66,273
Accounts receivable, net of allowance for doubtful accounts	254,894	141,183
Prepaid expenses and other receivables	118,207	307,299
Marketable securities	2,338,566	3,624,660
Total current assets	2,735,596	4,139,415

OTHER ASSETS:
Property and equipment, net	299,280	395,825
Intangible assets, net	11,859	31,504
Total other assets	311,139	427,329

Total assets	$3,046,735	$4,566,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term bank loans	$5,362,061	$5,584,788
Convertible note payable, net of unamortized debt discount	1,115,097	1,113,830
Accounts payable and accrued expenses	799,757	785,373
Other payable	1,182,309	1,132,872
Due to related parties	3,748,606	3,648,565
Total current liabilities	12,207,830	12,265,428

LONG-TERM LIABILITIES:
Long-term loan	5,382,991	4,822,244
Total liabilities	17,590,821	17,087,672

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 333,331,882 and 239,278,847 shares issued and outstanding at September 30 2022 and December 31, 2021, respectively	333,331	239,278
Additional paid-in capital	66,613,644	65,047,662
Accumulated deficits	(80,589,081)	(76,908,089)
Accumulated other comprehensive income	(9,934)	(15,826)
Total stockholders’ deficit attributed to SEII	(13,648,850)	(11,633,785)
Non-controlling interest	(895,236)	(887,143)
Total stockholders’ deficit	(14,544,086)	(12,520,928)

Total liabilities and stockholders’ deficit	$3,046,735	$4,566,744

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUES	$69,947	$50,397	$251,418	$180,682
COST OF REVENUES	-	-	-	-
GROSS PROFIT	69,947	50,397	251,418	180,682

OPERATING EXPENSES:
Depreciation and amortization	31,474	57,799	114,891	173,643
Selling, general and administrative	596,638	531,504	2,488,500	2,498,164
Total operating expenses	628,112	589,303	2,603,391	2,671,807

LOSS FROM OPERATIONS	(558,165)	(538,906)	(2,351,973)	(2,491,125)

OTHER INCOME (EXPENSE):
Interest income	2	3	4	15
Interest expense	(180,773)	(91,521)	(319,247)	(320,799)
Dividend income	(3,562)	5,293	241,472	12,515
Unrealized loss on marketable securities	(681,959)	-	(1,278,939)	-
Gain (loss) on sale of marketable securities	4,872	157,730	(22,013)	774,371
Gain on disposal of property, plant and equipment	-	-	25,197	-
Foreign currency transaction gain (loss)	449	(1,272)	(241)	7,483
Other income	12,697	84	16,655	2,600
Total other (expense) income, net	(848,274)	70,317	(1,337,112)	476,185

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,406,439)	(468,589)	(3,689,085)	(2,014,940)

PROVISIONS FOR INCOME TAXES:
Current	-	-	-	-
Deferred	-	-	-	-
Total income tax provision	-	-	-	-

NET LOSS	(1,406,439)	(468,589)	(3,689,085)	(2,014,940)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3,640)	(2,221)	(8,093)	(6,769)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,402,799)	$(466,368)	$(3,680,992)	$(2,008,171)

COMPREHENSIVE LOSS:
Net loss	$(1,406,439)	$(468,589)	$(3,689,085)	$(2,014,940)
Foreign currency translation (loss) gain	(1,689)	(19,568)	5,892	18,894
Comprehensive loss	$(1,408,128)	$(488,157)	$(3,683,193)	$(1,996,046)

Net loss attributable to non-controlling interest	$(3,640)	$(2,221)	$(8,093)	$(6,769)
Foreign currency translation gain (loss) from non-controlling interest	-	-	-	-
Comprehensive loss attributable to common stockholders	$(1,404,488)	$(485,936)	$(3,675,100)	$(1,989,277)

NET LOSS PER COMMON SHARE:
Continuing operations – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations – basic and diluted	-	-	-	-
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	290,352,352	239,074,612	277,460,722	214,943,810

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ deficit
Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)
Issuance of shares for redemption of $75,000 promissory note	-	-	23,809,524	23,810	51,190	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	9,329	-	-	9,329
Net loss for the period	-	-	-	-	-	-	(781.746)	(2,257)	(784,003)
Balance as of March 31, 2022	3,189,600	$3,190	263,088,371	263,088	$65,098,852	$(6,497)	$(77,689,835)	$(889,400)	$(13,220,602)
Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	779,005	-	-	-	803,735
Issuance of shares for consultancy service	-	-	5,345,212	5,345	234,655	-	-	-	240,000
Foreign currency translation adjustment	-	-	-	-	-	(1,748)	-	-	(1,748)
Net loss for the period	-	-	-	-	-	-	(1,496,447)	(2,196)	(1,498,643)
Balance as of June 30, 2022	3,189,600	$3,190	293,163,890	293,163	$66,112,512	$(8,245)	$(79,186,282)	$(891,596)	$(13,677,258)
Issuance of shares for redemption of $541,300 promissory note	-	-	40,167,992	40,168	501,132	-	-	-	541,300
Foreign currency translation adjustment	-	-	-	-	-	(1,689)	-	-	(1,689)
Net loss for the period	-	-	-	-	-	-	(1,402,799)	(3,640)	(1,406,439)
Balance as of September 30, 2022	3,189,600	$3,190	333,331,882	333,331	$66,613,644	$(9,934)	$(80,589,081)	$(895,236)	$(14,544,086)

	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ equity deficit)
Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)
Issuance of shares for director’s remuneration	-	-	8,333,335	8,333	491,667	-	-	-	500,000
Common stock issued upon conversion of debt			12,452,413	12,453	91,714	-	-	-	104,167
Fractional shares from reverse split			800	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	23,219	-	-	23,219
Net loss for the period	-	-	-	-	-	-	(228,902)	(2,324)	(231,226)
Balance as of March 31, 2021	531,600	$532	193,670,023	193,669	$62,284,015	$9,973	$(73,249,036)	$(879,909)	$(11,640,756)
Common stock issued upon conversion of debt	-	-	3,948,278	3,948	96,052	-	-	-	100,000
Common stock issued for services from consultants and service providers	-	-	26,872,638	26,873	1,024,537	-	-	-	1,051,410
Common stock issued for business marketing services	-	-	13,935,337	13,935	585,285	-	-	-	599,220
Cancellation of common stock	-	-	(1,500)	(1)	1	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	15,243	-	-	15,243
Net loss for the period	-	-	-	-	-	-	(1,312,901)	(2,224)	(1,315,125)
Balance as of June 30, 2021	531,600	$532	238,424,776	238,424	$63,989,890	$25,216	$(74,561,937)	$(882,133)	$(11,190,008)
Issuance of shares for director’s remuneration	-	-	854,071	854	50,390	-	-	-	51,244
Foreign currency translation adjustment	-	-	-	-	-	(19,568)	-	-	(19,568)
Net loss for the period	-	-	-	-	-	-	(466,368)	(2,221)	(468,589)
Balance as of September 30, 2021	531,600	$532	239,278,847	239,278	$64,040,280	$5,648	$(75,028,305)	$(884,354)	$(11,626,921)

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,689,0 85)	$(2,014,940)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	95,292	100,031
Amortization of intangible assets	19,599	73,612
Gain on disposal of property, plant and equipment	(25,197)	-
Unrealized loss on marketable securities	1,278,939	-
Loss/(gain) on disposal of marketable securities	22,013	(774,371)
Dividend received	(241,472)	-
Amortization of debt discount	-	2,821
Stock-based professional fees	-	1,051,410
Stock-based consultancy fees	240,000	599,220
Stock-based director’s remuneration	803,735	-
Changes in operating assets and liabilities:
Accounts receivable	(113,711)	(64,035)
Prepaid and other receivables	189,092	(295,230)
Accounts payable and accrued expenses	14,384	(25,003)
Other payables	51,987	183,969
Deferred revenue	-	(107)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,354,424)	(1,162,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received	241,472	12,515
Purchase of marketable securities	(320,456)	(18,318,917)
Proceed from disposal of marketable securities	275,274	17,254,369
Proceed from disposal of property, plant and equipment	30,692	-
Purchase of property, plant and equipment	(7,949)	(47,722)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	219,033	(1,099,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(294,782)	(816,102)
Proceeds from bank loan	666,704	-
Proceeds from issuance of note payable	-	535,900
Advance from related party	715,058	1,014,609
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	1,086,980	734,407

Effect of exchange rate changes	6,067	(65,560)

Net change in cash and cash equivalents	(42,344)	(1,593,531)
Cash and cash equivalents - beginning of period	66,273	1,805,417
Cash and cash equivalents - end of period	$23,929	$211,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
- interest	156,167	168,646
- income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
- interest	163,080	152,153
- Stock issued for director’s remuneration	-	551,244
- Stock issued for services from consultants and vendors	-	1,650,630
- Stock issued for redemption of convertible note and accrued interest	616,300	204,267

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $3,689,085 for the nine months ending on September 30, 2022 and suffered from the accumulated deficit of $80,589,081 at that date. The net cash deficit used in operations were approximately $1,354,424 for the nine months ending on September 30, 2022. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of September 30, 2022, which has been derived from audited financial statements for the last completed fiscal year and the unaudited condensed consolidated financial statements for this fiscal quarter, reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

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

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2022 and 2021 include the allowance for doubtful accounts on accounts and other receivables, the allowance for inventory reserve, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. On September 30, 2022 and December 31, 2021, cash balances held in banks in the PRC and Hong Kong of $23,929 and $66,273, respectively, are uninsured.

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

Accounts Receivable

Accounts receivable are presented as a net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. On September 30, 2022 and December 31, 2021, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts in the accounts.

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

Depreciation expense from continuing operations for the nine months ended September 30, 2022 and 2021 amounted to $95,292 and $100,031, respectively.

Depreciation expense from continuing operations for the three months ended September 30, 2022 and 2021 amounted to $31,764 and $33,262, respectively.

Impairment of long-lived assets and intangible assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. On September 30, 2022 and December 31, 2021, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of September 30, 2022 and December 31, 2021. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2021 impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $0 for the year ended September 30, 2022 and 2021.

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

The Company has one source of revenue for the respective fiscal periods:

	September 30, 2022	September 30, 2021
Sales of advertising service	$251,418	$180,682

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of September 30, 2022, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2022 and December 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended  September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Period-end RMB:US$ exchange rate	7.1099	6.3588
Period average RMB:US$ exchange rate	6.4763	6.4499
Period-end HK$:US$ exchange rate	7.8497	7.7971
Period average HK$:US$ exchange rate,	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and nine months ended September 30, 2022 and 2021. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss income for the three and nine months ended September 30, 2022 and 2021 included net loss and unrealized gain from foreign currency translation adjustments.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
Marketable securities, available-for-sale	$2,338,566	$2,338,566	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$3,624,660	$3,624,660	$-	$-

As of September 30, 2022 and December 31, 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful life	September 30, 2022	December 31, 2021

Office equipment	5 years	25,544	25,717
Motor vehicle	5 years	55,343	120,049
Yacht	5 years	583,909	587,845
		664,796	733,611
Less: accumulated depreciation		(365,516)	(337,786)

		$299,280	$395,825

Depreciation expense for the three months ended September 30, 2022 and 2021 amounted to $31,764 and $33,262.

Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to $95,292 and $100,031.

NOTE 5 –INTANGIBLE ASSETS

As of September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	September 30, 2022	December 31, 2021

Other intangible assets	3 - 5 years	843,104	843,703
Less: accumulated amortization		(831,245)	(812,199)
		$11,859	$31,504

Annual amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2022	11,859
2023	-
$11,859

For the three months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $4,475 and $24,537, respectively.

For the nine months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $19,599 and $73,612, respectively.

NOTE 6 – BANK LOANS

Bank loans of $4,809,065 represented the amount due to one financial institution in Hong Kong that is repayable in a term of 30 years, with 360 monthly installments and interest charged at the annual rate of 2.5% lower than its best lending rate.

Another loan of $670,377 is due to one financial institution in Hong Kong and is repayable in a term of 10 years, with 120 monthly installments and interest charged at the annual rate of 2.75% of its best lending rate.

We have a revolving credit line of $5,265,610 that is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

As of September 30, 2022, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

As of September 30, 2022 and December 31, 2021, bank loans consisted of the following:

	September 30, 2022	December 31, 2021
Mortgage loan	$4,809,065	$5,493,475
Line of revolving loan	5,265,610	4,913,557
100% Guarantee bank loan	670,377	-

Total bank loans	$10,745,052	$10,407,032

Reclassifying as:
Current portion	$5,362,061	$5,584,788
Long-term portion (more than 12 months)	5,382,991	4,822,244

Total bank loans	$10,745,052	$10,407,032

Interest related to the bank loans was $69,621 and $58,524 for the three months ended September 30, 2022 and 2021, respectively.

Interest related to the bank loans was $156,015 and $168,631 for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company has no outstanding balance under the Power Up Note.

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

As of September 30, 2022 and December 31, 2021, the Company has no outstanding balance under the Black Ice Note.

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

As of September 30, 2022 and December 31, 2021, convertible debt consisted of the following:

	September 30, 2022	December 31, 2021
Principal	$1,115,097	$1,113,830
Unamortized discount	-	-
Convertible debt, net	$1,115,097	$1,113,830

The amortization of discount was $0 and $0 for the three months ended September 30, 2022 and 2021.

The amortization of discount was $0 and $2,821 for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, accrued interest amounted to $946,562 and $905,046, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2021 and 2020, the Company received advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $618,151. During the nine months ended September 30, 2022, the Company repaid to Chan Tin Chi Family Company Limited working capital totaling $308,289. As of September 30, 2022 and December 31, 2021, amounts due to Chan Tin Chi Family Company Limited amounted to $2,127,431 and $2,435,720, respectively.

As of September 30, 2022 and December 31, 2021, amounts due to related companies amounted to $1,621,175 and $1,212,845, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of September 30, 2022 and December 31, 2021, the Company has 3,189,600 shares and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of September 30, 2022 and December 31, 2021, the Company has 333,331,882 shares and 239,278,847 shares of common stock issued and outstanding, respectively.

Common stock issued for debt conversion

In March 2022, the Company issued 23,809,524 shares of its common stock upon conversion of debt (note 7).

During July to September 2022, the Company issued 40,167,992 shares of its common stock upon conversion of debt (note 5).

Common stock issued for consultancy fee and director’s remuneration

In May 2022, the Company issued 24,730,307 shares of its common stock to director as compensation value of $803,735.

In June 2022, the Company issued 5,345,212 shares of its common stock to four consultants in exchange for consultancy services value of $240,000.

NOTE 10 – CONCENTRATIONS

Customers

For the three and nine months ended September 30, 2022 and 2021, there are no customers representing more than 10% of the Company’s revenue.

Vendors

For the three and nine months ended September 30, 2022 and 2021, there are no vendors representing more than 10% of the Company’s purchase.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through November 18, 2022, the date the Company finalized the unaudited condensed consolidated financial statements, and concluded that it has nothing to report.

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

Given the termination of our manufacturing business, we continued to pursue what we believe are high growth opportunities for the Company, particularly our new business divisions focused on the development of sharing economy platforms and related rental businesses within the company. These initiatives are still in an early stage and are dependent in large part on availability of capital to fund their future growth. We did not generate significant revenues from our sharing economy business initiatives in 2021 or during the nine months ended September 30, 2022.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended September 30, 2022 and 2021:

	Three Months ended September 30,
	2022	2021
Revenues	$69,947	$50,397
Cost of revenues	-	-
Gross profit	69,947	50,397
Operating expenses	628,112	589,303
Loss from operations	(558,165)	(538,906)
Other (expense) income, net	(848,274)	70,317
Loss from continuing operations before provision for income taxes	(1,406,439)	(468,589)
Provision for income taxes	-	-
Net loss	$(1,406,439)	$(468,589)

Revenues.

During the three months ended September 30, 2022, we recognized revenues from our sharing economy business of $69,947 compared to $50,397 for the three months ended September 30, 2021, an increase of $19,550, or 39%.

Cost of revenues.

No cost incurred during the three months ended September 30, 2022 and 2021, respectively.

Gross profit and gross margin.

Our gross profit was $69,947 for the three months ended September 30, 2022 as compared to gross profit of $50,397 for the three months ended September 30, 2021, representing gross margins of 100% and 100%, respectively. No change as compared to last year.

Operating expenses.

For the three months ended September 30, 2022, operating expenses were $628,112 compared to $589,303 for the three months ended September 30, 2021, an increase of $38,809 or 6%, due to increase in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended September 30, 2022, loss from operations amounted to $558,165 as compared to $538,906 for the three months ended September 30, 2021.

Other income (expense).

For the three months ended September 30, 2022, total other expense, net, amounted to $848,274 as compared to other income, net, of $70,317 for the three months ended September 30, 2021, a decrease of $918,591. The decrease in other income, net, was primarily increase in unrealized loss on sale of marketable securities in the three months ended September 30, 2022.

Income tax provision.

Income tax expense was $0 for the three months ended September 30, 2022 and 2021.

Net loss.

As a result of the foregoing, our net loss was $1,406,439, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2022 as compared with net loss of $468,589, or $(0.00) in the three months ended September 30, 2021.

The following table sets forth the results of our operations for the nine months ended September 30, 2022 and 2021:

	Nine Months ended September 30,
	2022	2021
Revenues	$251,418	$180,682
Cost of revenues	-	-
Gross profit	251,418	180,682
Operating expenses	2,603,391	2,671,807
Loss from operations	(2,351,973)	(2,491,125)
Other (expense) income, net	(1,337,112)	476,185
Loss before provision for income taxes	(3,689,085)	(2,014,940)
Provision for income taxes	-	-
Net loss	$(3,689,085)	$(2,014,940)

Revenues.

During the nine months ended September 30, 2022, we recognized revenues from our sharing economy business of $251,418 compared to $180,625 for the nine months ended September 30, 2021, an increase of $70,793, or 39%.

Cost of revenues.

No cost incurred during the nine months ended September 30, 2022 and 2021.

Gross profit and gross margin.

Our gross profit was $251,418 for the nine months ended September 30, 2022 as compared to gross profit of $180,682 for the nine months ended September 30, 2021, representing gross margins of 100% and 100%, respectively. No change compared to last year.

Operating expenses.

For the nine months ended September 30, 2022, operating expenses were $2,603,391 was compared to $2,671,807 for the nine months ended September 30, 2021, a decrease of $68,416 or3%, due to a decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the nine months ended September 30, 2022, loss from operations amounted to $2,351,973 as compared to $2,491,125 for the nine months ended September 30, 2021.

Other income (expense).

Other income (expense) includes interest income, interest expense, foreign currency transaction gain (loss), gain on disposal of marketable securities, loss on disposal of a subsidiary, and other income. For the nine months ended September 30, 2022, total other expense, net, amounted to $1,337,112 as compared to other income, net, of $476,185 for the nine months ended September 30, 2021, a decrease of $1,813,297. The decrease in other income, net, was primarily increase in unrealized loss on sale of marketable securities in the nine months ended September 30, 2022.

Income tax provision.

Income tax expense was $0 for the nine months ended September 30, 2022 and 2021.

Net loss.

As a result of the foregoing, our net loss was $3,689,085, or $(0.00) per share (basic and diluted), for the nine months ended September 30, 2022 as compared with net loss $2,014,940, or $(0.00) for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $23,929 and $66,273, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months ended
	September 30,
	2022	2021
Net cash used in operating activities	$(1,354,424)	$(1,162,623)
Net cash provided by (used in) investing activities	$219,033	$(1,099,755)
Net cash provided by financing activities	$1,086,980	$734,407
Effect of exchange rate changes on cash and cash equivalents	$6,067	$(65,560)
Net increase (decrease) in cash and cash equivalents	$(42,344)	$(1,593,531)
Cash and cash equivalents at beginning of period	$66,273	$1,805,417
Cash and cash equivalents at end of period	$23,929	$211,886

The following table sets forth a summary of changes in our working capital from December 31, 2021 to September 30, 2022:

	September 30, 2022	December 31, 2021	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$2,735,596	$4,139,415	$(1,403,819)	33.9%
Total current liabilities	12,207,830	12,265,428	(57,598)	0.5%
Working capital	$(9,472,234)	$(8,126,013)	$(1,346,221)	(16.6)%

Working Capital. Total working capital deficit as of September 30, 2022 amounted to approximately $9.5 million, as compared to approximately $8.1 million as of December 31, 2021. The decrease in working capital deficit was due to the settlement of debt upon stock conversion.

Net cash used in operating activities was $1,354,424 for the nine months ended September 30, 2022, and consisted primarily of a net loss of $3,689,085, adjusted for depreciation and amortization of $114,891, gain on disposal of property, plant and equipment of $25,197, unrealized loss on marketable securities of $1,278,939, loss on disposal of marketable securities of $22,013, stock-based consultancy fees of $240,000, stock-based director’s remuneration of $803,735, an increase in accounts receivable of $113,711, a decrease in prepaid expenses and other receivables of $189,092, an increase in accounts payable and accrual of $14,384, and an increase in other payable of $51,987.

Net cash flow provided by investing activities was $219,033 for the nine months ended September 30, 2022 as compared to, net cash flow used in investing activities was $1,099,755 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash flow used in investing activities was purchase of marketable securities of $320,456, proceeds from sale of marketable securities of $275,274, proceed from disposal of property, plant and equipment of $30,692 and dividend received of $241,472.

Net cash flow provided by financing activities was $1,086,980 for the nine months ended September 30, 2022 as compared to $734,407 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received advances from related party of $715,058 and proceeds from bank loan of $666,704, offset by repayments for bank loans of approximately $294,782. During the nine months ended September 30, 2021, we received advances from related party of $1,014,609 and proceeds from issuance of note payable of $535,900, offset by repayments for bank loans of approximately $816,102.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank loans	$10,745,052	$5,362,061	$5,382,991	$-	$-
Convertible note (1)	1,115,097	1,115,097	-	-	-
Total	$11,860,149	$6,477,158	$5,382,991	$-	$-

(1)	Convertible note is currently in default with the outstanding balance of $1,115,097 in principal and $946,562 accrued interest on September 30, 2022. At the date of filing, both parties have not reached into the mutual agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of September 30, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective on September 30, 2022.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended September 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the nine months ended September 30, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: November 18, 2022	By:	/s/ Chan Pak Hei Jefferson
Chan Pak Hei Jefferson
Chief Executive Officer and
Principal Executive Officer

Date: November 18, 2022	By:	/s/ Ka Man Lam
Ka Man Lam
Chief Financial Officer and
Principal Accounting Officer