Form 10-K
period 2022-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2023-04-20
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,564,691 on June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 429,883,971 shares of common stock are outstanding as of March 31, 2023.

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

Overview of Peak Equity and its ECrent business

Summary Financial Information

The tables and information below are derived from our audited consolidated financial statements as of December 31, 2022 and 2021.

	December31, 2022	December31, 2021
Financial Summary
Cash and Cash Equivalents	$32,459	$66,273
Total Assets	2,983,594	4,566,744
Total Liabilities	17,782,536	17,087,672
Total Stockholders’ Equity (Deficit)	$(14,798,942)	$(12,520,928)

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

Employees

As of March *, 2023, we had two employees and several consultants who are engaged with us either individually or as a business entity.

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

Risks Related to Our Business

For the year ended December 31, 2022, we incurred losses of $4.2 million, we cannot assure you that our losses will not continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a net loss of $4.2 million for the year ended December 31, 2022. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2022 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred loss from continuing operations and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss for 2022 and 2021, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2022, we had outstanding short-term bank loans of $5.3 million. We cannot assure you that we would be able to obtain alternative financing in the event that our lenders did not renew our short-term loans. Our failure to have the bank loans refinanced could materially impair our ability to operate our business.

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

	2022		2021
	High	Low	High	Low
First quarter	$0.056	$0.01	$0.0380	$0.033
Second quarter	$0.20	$0.02	$0.0560	$0.020
Third quarter	$0.15	$0.02	$0.0278	$0.0125
Fourth quarter	$0.01	$0.01	$0.0280	$0.0086

On March 16, 2023, the last sale price of our common stock as reported by OTC Markets was $0.001 per share.

Shareholders

As of March [x], 2023, we had approximately [x] record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2022, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during financial year ended December 31, 2022 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2022 and 2021. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

We are at a development stage company and reported a net loss of $4,164,547 and $3,897,513 for the years ended December 31, 2022 and 2021, respectively. We had current assets of $2,707,058 and current liabilities of $12,409,141 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were $$4,139,125 and $12,265,428, respectively.

Our financial statements for the years ended December 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

RESULTS OF OPERATIONS

Years Ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

Revenues	$317,316	$237,756
Cost of revenues	-	(54,038)
Gross profit	317,316	183,718
Operating expenses	2,956,892	4,258,740
Loss from operations	(2,639,576)	(4,075,022)
Other (expense) / income	(1,524,971)	177,509
Loss before provision for income taxes	(4,164,547)	(3,897,513)
Provision for income taxes	-	-
Net loss	$(4,164,547)	$(3,897,513)

Revenues. During the year ended December 31, 2022, we recognized revenues from our sharing economy business of $317,316 compared to approximately $237,756 for the year ended December 31, 2021. The revenue increased mainly due to the local growth in advertising activities during the year.

Cost of revenues. Cost of revenues includes the domain and hosting charges. For the year ended December 31, 2022, cost of revenues was $0 as compared to $54,038 for the year ended December 31, 2021, a decrease of approximately $54,038, or 100%. The cost of revenues decreased mainly due to domain and website set-up in prior years.

Gross profit and gross margin. Our gross profit was approximately $317,316 for the year ended December 31, 2022 as compared to gross profit of approximately $183,718 for the year ended December 31, 2021, representing gross margins of 100% and 77.2% respectively, an increase year over year. The increase in our gross margin for 2022 was primarily attributed to the improve platform operation system. We expect that our gross margin will remain at its current levels by increasing more exposure to the market.

Operating expenses. For the year ended December 31, 2022 operating expenses were $2,956,892 as compared to $4,258,740 for the year ended December 31, 2021, a decrease of approximately $1,301,848, or 30.57%.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2022, loss from operations amounted to $2,639,576, as compared to approximately $4,075,022 for the year ended December 31, 2021. The amount decreased mainly due to no impairment loss on goodwill and decrease in depreciation and amortization during the year.

Other expense, net. Other expense, net of other income, includes interest income, interest expense, loss on foreign currency translation loss, dividend income, gain on disposal of marketable securities, amounted to $1,524,971 for the year ended December 31, 2022. As compared to the year ended December 31, 2021, total other income, net, amounted to $177,509, mainly consisted of interest income, interest expense, loss on foreign currency translation loss, dividend income, gain on disposal of marketable securities.

Income tax provision.  Income tax expense was $0 for the year ended December 31, 2022 and 2021.

Net loss. As a result of the foregoing, our net loss was $4,164,547 for the year ended December 31, 2022, as compared with net loss $3,897,513 for the year ended December 31, 2021, an increase of $267,034 or 6.85%. The amount increased mainly due to unrealized loss on marketable securities and loss on disposal of marketable securities incurred during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2022 and 2021, we had cash balance of $32,459 and cash balances of $66,723, respectively. At December 31, 2022 and 2021, we had bank overdraft of $90,289 and $0, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2021 to December 31, 2022:

	December 31, 2022	December 31, 2021	Change	Percentage Change
Working capital:
Total current assets	$2,707,058	$4,139,415	$(1,432,157)	(34.60)%
Total current liabilities	12,409,141	12,265,428	143,713	1.17%
Working capital deficit	$(9,702,083)	$(8,126,013)	$(1,576,070)	(19.40)%

Our working capital deficit increased by $1,576,070 to $9,702,083 at December 31, 2022 from $8,126,013 at December 31, 2021. This increase in working deficit is primarily attributable less cash balance at the year end.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

	For the Years Ended December 31,
	2022	2021

Net Cash Used in Operating Activities	$(1,695,945)	$(1,504,541)
Net Cash Provided by (Used in) Investing Activities	224,974	(1,144,067)
Net Cash Provided by Financing Activities	1,359,884	972,720
Effect of Exchange Rate Changes in Cash and Cash Equivalents	(13,016)	(63,256)
Cash and Cash Equivalents at Beginning of Year	66,273	1,805,417
Cash and cash equivalents at end of Year	$(57,830)	$66,273

	For the Years Ended December 31,
	2022	2021

Cash and cash equivalents	$32,459	$66,273
Bank overdraft	(90,289)	-
Total cash, cash equivalents and bank overdraft	$(57,830)	$66,273

Cash Flow in Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $1,695,945, which consists of depreciation, amortization, stock-based consultancy fee, stock-based business marketing fee, amortization of debt discount, gain on sale of marketable securities and unreleased gain on marketable securities.

For the year ended December 31, 2021, net cash used in operating activities was $1,504,541, which consists of depreciation, amortization, stock-based consultancy fee, stock-based business marketing fee, amortization of debt discount, gain on sale of marketable securities and unreleased gain on marketable securities.

Cash Flow in Investing Activities

For the year ended December 31, 2022, we had net cash provided by investing activities of $224,974. The total net cash provided by investing activities primarily mainly related to the purchase of marketable securities, purchase of property, plant and equipment, disposal of investment in marketable securities and disposal of property, plant and equipment.

For the year ended December 31, 2021, we had net cash used in investing activities of $1,144,067. The total net cash used in investing activities primarily mainly related to the purchase of marketable securities, purchase of property, plant and equipment and disposal of investment in marketable securities.

Cash Flow in Financing Activities

For the year ended December 31, 2022, we had net cash provided by financing activities of $1,359,884. We received advances from related party of $1,041,609 and received proceeds from bank loan of $666,704, offset by, repayment of bank loan of approximately $348,429.

For the year ended December 31, 2021, we had net cash provided by financing activities of $972,720. We received advances from related party of $1,180,190 and received net proceeds from issuance of note payable of $710,258, offset by, repayment of bank loan of approximately $917,728.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be slightly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $81,062,319. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Bank loans (1)	$10,722,156	$5,348,761	$5,373,395	$-	$-
Convertible note payable (2)	922,847	-	-	-	-
Total	$11,645,003	$5,348,761	$5,373,395	$-	$-

(1)	Bank loans consisted of short term and long-term bank loans.

(2)	$922,847 will be converted into common shares in 2023.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2022 and 2021 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

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

Impairment of long-lived assets and intangible asset

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  At December 31, 2022 and 2021, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2022 and 2021. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2022 impairment analysis, the Company recorded impairment charges on long-lived assets of $0 for the year ended December 31, 2022 and 2021.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2022 and 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2022 and 2021 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2022 and 2021.

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

Not applicable for smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,459	$66,273
Accounts receivable, net of allowance for doubtful accounts	294,684	141,183
Prepaid expenses and other receivables	75,222	307,299
Marketable securities	2,304,693	3,624,660

Total current assets	2,707,058	4,139,415

OTHER ASSETS:
Property and equipment, net	269,085	395,825
Intangible assets, net	7,451	31,504

Total other assets	276,536	427,329

Total assets	$2,983,594	$4,566,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$90,289	$-
Short-term bank loans	5,348,761	5,584,788
Convertible note payable, net of unamortized debt discount	922,847	1,113,830
Accounts payable and accrued expenses	812,240	785,373
Other payable	1,211,497	1,132,872
Due to related parties	4,023,507	3,648,565

Total current liabilities	12,409,141	12,265,428

LONG-TERM LIABILITIES:
Long-term loan	5,373,395	4,822,244

Total liabilities	17,782,536	17,087,672

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 0 and 3,189,600 issued and outstanding at December 31, 2022 and 2021, respectively	-	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 429,883,971 and 239,278,847 shares issued and outstanding at December 31, 2022 and 2021, respectively	429,885	239,278
Additional paid-in capital	66,764,180	65,047,662
Accumulated deficits	(81,062,319)	(76,908,089)
Accumulated other comprehensive income	(33,228)	(15,826)
Total stockholders’ deficit attributable to SEII	(13,901,482)	(11,633,785)

Non-controlling interest	(897,460)	(887,143)

Total deficit	(14,798,942)	(12,520,928)

Total liabilities and deficit	$2,983,594	$4,566,744

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2022	2021

REVENUES	$317,316	$237,756

COST OF REVENUES	-	(54,038)

Gross profit	317,316	183,718

OPERATING EXPENSES:
Depreciation and amortization	151,131	233,710
Selling, general and administrative	2,805,761	3,997,677
Impairment loss on goodwill	-	27,353

Total operating expenses	2,956,892	4,258,740

LOSS FROM OPERATIONS	(2,639,576)	(4,075,022)

OTHER INCOME (EXPENSE):
Interest income	38	17
Interest expense	(456,562)	(377,915)
Dividend income	245,068	12,515
Gain on disposal of PPE	25,198	-
(Loss)/ gain on disposal of marketable securities	(47,708)	536,182
Unrealized loss on marketable securities	(1,309,676)	-
Foreign exchange loss	(233)	(380)
Other income	18,904	7,090

Total other expense, net	(1,524,971)	(177,509)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,164,547)	(3,897,513)

Income taxes provision	-	-

NET LOSS	(4,164,547)	(3,897,513)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(10,317)	(9,558)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,154,230)	$(3,887,955)

COMPREHENSIVE LOSS:
Net loss	$(4,164,547)	$(3,897,513)
Foreign currency translation loss	(17,402)	(2,580)

Comprehensive loss	$(4,181,949)	$(3,890,535)

Net loss attributable to non-controlling interest	$(10,317)	$(9,558)
Foreign currency translation gain from non-controlling interest	-	-

Comprehensive loss attributable to common stockholders	$(4,171,632)	$(3,890,535)

NET LOSS PER COMMON SHARE:

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	303,277,856	220,962,339

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31, 2022
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	$239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

Issuance of shares for director’s remuneration	-	-	2,4730,307	24,730	779,005	-	-	-	803,735
Issuance of shares for redemption of $860,200 promissory note	-	-	160,529,605	160,532	699,668	-	-	-	860,200
Issuance of shares for consultancy service	-	-	5,345,212	5,345	234,655	-	-	-	240,000
Cancellation share	(3,189,600)	(3,190)	-	-	3,190	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(17,402)	-	-	(17,402)
Net loss for the year	-	-	-	-	-	-	(4,154,230)	(10,317)	(4,164,547)
Balance as of December 31, 2022	-	-	429,883,971	$429,885	$66,764,180	$(33,228)	$(81,062,319)	$(897,460)	$(14,798,942)

	Year Ended December 31, 2021
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)

Issuance of shares for director’s remuneration	-	-	9,187,406	9,187	542,057	-	-	-	551,244
Common stock issued upon conversion of debt	-	-	16,400,691	16,401	187,766	-	-	-	204,167
Fractional shares from reverse split	-	-	800	-	-	-	-	-	-
Common stock issued for services from consultants and service providers	-	-	26,872,638	26,873	1,024,537	-	-	-	1,051,410
Common stock issued for business marketing services	-	-	13,935,337	13,935	585,285	-	-	-	599,220
Cancellation share			(1,500)	(1)	1				-
Preferred stock issued for business transaction fee	2,658,000	2,658			1,007,382				1,010,040
Foreign currency translation adjustment	-	-	-	-	-	(2,580)	-	-	(2,580)
Net loss for the year	-	-	-	-	-	-	(3,887,955)	(9,558)	(3,897,513)

Balance as of December 31, 2021	3,189,600	$3,190	239,278,847	239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,164,547)	$(3,897,513)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	127,056	135,561
Amortization of intangible assets	24,075	98,149
Gain on disposal of property, plant and equipment	(25,198)
Unrealized loss on marketable securities	1,309,676	607,309
Loss (gain) on sale of marketable securities	47,708	(1,143,491)

Impairment loss of goodwill	-	27,353
Stock-based director’s remuneration	803,735	-
Stock-based consultancy fee	240,000	2,061,450
Stock-based business marketing fee	-	599,220
Amortization of debt discount	-	2,822
Dividend received	(245,068)	-
Changes in operating assets and liabilities:
Accounts receivable	(153,501)	(102,369)
Prepaid expenses and other receivables	232,077	(174,655)
Accounts payable and accrued expenses	26,867	20,666
Other payable	81,175	209,820
Deferred revenue	-	(107)

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,695,945)	(1,504,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(447,329)	(22,237,565)
Purchase of property and equipment	(7,949)	(47,722)
Proceeds from disposal of marketable securities	404,492	21,128,705
Proceeds from disposal of PPE	30,692	-
Dividend received	245,068	12,515

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	224,974	(1,144,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(348,429)	(917,728)
Proceeds from bank loan	666,704	-
Proceeds from issuance of note payable	-	710,258
Advances from related party	1,041,609	1,180,190

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,359,884	972,720

Effect of exchange rate changes	(13,016)	(63,256)

Net decrease in cash and cash equivalents	(124,103)	(1,739,144)

Cash and cash equivalents - beginning of year	66,273	1,805,417

Cash and cash equivalents - end of year	$(57,830)	$66,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$233,599	$206,778
Income taxes	$-	$-

Reconciliation to amounts on balance sheets:
Cash and cash equivalents	$32,459	$66,273
Bank overdraft	(90,289)	-
Total cash, cash equivalents and bank overdraft	$(57,830)	$66,273
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on convertible promissory note	$222,963	$171,137
Stock issued for redemption of convertible note and accrued interest	$860,200	$204,267

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $4,164,547 for the year ended December 31, 2022. The net cash used in operations were approximately $1,695,945 for the year ended December 31, 2022. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2022 is referred to as “fiscal 2022”, and the year ended December 31, 2021 is referred to as “fiscal 2021”.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2022 and 2021 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At December 31, 2022 and 2021, cash balances held in banks in the PRC and Hong Kong of $32,459 and $66,273, respectively, are uninsured. At December 31, 2022 and 2021, we had bank overdraft of $90,289 and $0, respectively.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2022 and 2021, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts in the accounts.

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

Impairment of long-lived assets and intangible asset

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  At December 31, 2022 and 2021, the Company conducted an impairment assessment on property, equipment and intangible asset based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of property, equipment and intangible asset as of December 31, 2022 and 2021. Such analysis considered future use of such equipment, consultation with equipment resellers, subsequent sales of price of equipment held for sale, and other industry factors. Upon completion of the 2022 impairment analysis, the Company recorded impairment charges on long-lived assets of $0 and $0 for the year ended December 31, 2022 and 2021.

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

The Company has one source of revenue for the respective fiscal years:-

	December 31, 2022	December 31, 2021

Sale of advertising service	$317,316	$237,756

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2022 and 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from RMB and HKD into US$ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Year-end RMB:US$ exchange rate	6.8973	6.3588
Year average RMB:US$ exchange rate	6.4763	6.4499
Year-end HK$:US$ exchange rate	7.8078	7.7971
Year average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2022 and 2021. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2022	2021
Net loss for basic and diluted attributable to common shareholders	$(4,154,230)	$(3,887,955)

Weighted average common stock outstanding – basic and diluted	303,277,856	220,962,339

Net loss per share of common stock – basic and diluted	$(0.01)	$(0.02)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2022 and 2021 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$2,304,693	$2,304,693	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale	$3,624,660	$3,624,660	$–	$–

As of December 31, 2022 and 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

NOTE 4 –  PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021, property and equipment consisted of the following:

	Useful life	December 31, 2022	December 31, 2021

Office equipment	5 years	$25,682	$25,717
Motor vehicle	5 years	55,560	120,049
Yachts	5 years	587,044	587,845
		668,286	733,611
Less: accumulated depreciation		(399,201)	(337,786)

		$269,085	$395,825

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $127,056 and $135,561.

NOTE 5 –  INTANGIBLE ASSETS

At December 31, 2022 and 2021, intangible assets consisted of the following:

	Useful life	December 31, 2022	December 31, 2021

Apps and Virtual technology	3 - 5 years	$843,581	$843,703
Goodwill	infinite		-
Less: accumulated amortization		(836,130)	(812,199)

		$7,451	$31,504

Amortization of intangible assets attributable to the next two years is as follows:

Year ending December 31:	Amount
2023	$7,451
2024	$-

Amortization expense for the years ended December 31, 2022 and 2021 amounted to $24,075 and $98,149, respectively. Impairment loss for the years ended December 31, 2022 and 2021 amounted to $0 and $27,323 respectively.

NOTE 6 – BANK LOANS

Bank loans of $4,799,626 represented amount due to one financial institution in Hong Kong that are repayable in a term of 30 years, with 360 monthly installments and interest is charged at the annual rate of 2.5% below its best lending rate.

Another loan of $671,344 is due to one financial institution in Hong Kong and is repayable in a term of 10 years, with 120 monthly installments and interest charged at the annual rate of 2.75% of its best lending rate.

Revolving credit line of $5,251,186 is expected to be repaid in the next twelve months and interest is charged at the rate of 1.63% per annum over the Hong Kong Dollar Best Lending Rate.

At December 31, 2022, the banking facilities of the Company were secured by:

●	Personal guarantee by the directors of the Company’s subsidiary;

●	Legal charge and rental assignment over the leasehold land and buildings owned by its related companies which are controlled by the major shareholder of the Company, Mr. Chan Tin Chi; and

●	Hong Kong Mortgage Corporation Limited.

At December 31, 2022 and 2021, bank loans consisted of the following:

	December 31, 2022	December 31, 2021

Mortgage loan	$5,251,186	$5,493,475
Line of revolving loan	4,799,626	4,913,557
100% Guarantee bank loans	671,344	-

Total bank loans	10,722,156	10,407,032

Reclassifying as:
Current portion	$5,348,761	$5,584,788
Long-term portion (more than 12 months)	5,373,395	4,822,244

Total bank loans	$10,722,156	$10,407,032

Interest related to the bank loans was $233,522 and $206,747 for the years ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, convertible debt consisted of the following:

	December 31, 2022	December 31, 2021
Principal	$922,847	$1,113,830
Unamortized discount	-	-
Convertible debt, net	$922,847	$1,113,830

The amortization of discount was $0 and $2,821 for the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, accrued interest amounted to $969,237and $905,046, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2022 and 2021, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2022, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $196,107. During the years ended December 31, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $618,151. During the years ended December 31, 2019, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $228,393. As of December 31, 2022 and 2021, amounts due to Chan Tin Chi Family Company Limited amounted to $2,239,613 and $2,435,720, respectively.

As of December 31, 2022 and 2021, amounts due to related companies amounted to $1,783,894 and $1,212,845, respectively.

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

The Company cancelled 3,189,600 shares of preferred stock Series A to consultants for the business services rendered. For the year ended December 31, 2022, the Company recorded cancellation at the price of $0.001 per share, in an aggregate amount of $3,190.

As of December 31, 2022 and 2021, the Company has 0 share and 3,189,600 shares of preferred stock issued and outstanding, respectively.

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

During the year ended December 31, 2022, the Company completed the following transactions -

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

As of December 31, 2022 and 2021, the Company has 429,883,971 shares and 239,278,847 shares of common stock issued and outstanding, respectively.

NOTE 10 – CONCENTRATIONS

Customers

For the years ended December 31, 2022 and 2021, there are no customers representing more than 10% of the Company’s revenue.

Suppliers

For the years ended December 31, 2022 and 2021, there are no vendors representing more than 10% of the Company’s purchase.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through March 31, 2023, the Company issued the audited consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Chan Che Chung Anthony, our chief executive officer, and Lam Ka Man, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Chan and Ms. Lam concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2022.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2022. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Chan Che Chung Anthony	50	Chief executive officer, chairman and director
Lam Ka Man	41	Chief financial officer
Ping Kee Lau	72	Director
Cheng Wai Yin [2,3]	28	Director
Shao Yuan Guo [1,2,3]	64	Director
Lo Yu Ming [1,2,3]	61	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

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

The board and its committees held the following number of meetings during 2022:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2022.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2022.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2022 and 2021 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2022 and 2021. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Pak Hei Jefferson	2022		0	0	0
chief executive officer, chairman (1)	2021	54,487	0	0	0	54,487

Lam Ka Man	2022	23,077	0	0	0	23,077
chief financial officer	2021	23,077	0	0	0	23,077

Chan Che Chung Anthony	2022		0	0	0
chief executive officer, chairman (1)	2021	128,205	0	0	0	128,205

(1)	Mr. Chan has been served as our chief executive officer and chairman since April 14, 2022.

(2)	Mr. Chan has been resigned as our chief executive officer and chairman since April 14, 2022.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2022. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Chan Pak Hei Jefferson (1)	54,487	-	54,487
Shao Yuan Guo	27,692	-	27,692
Cheng Wai Yin	27,692		27,692
Bautista Michael Bibat	27,692	-	27,692

(1)	Been a director since April 14, 2022

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Chan Che Chung Anthony	2,136,752	0.50%
Chan Pak Hei Jefferson	29,730,307	6.92%
Lam Ka Man	100	0.00%
Ping Kee Lau	1,068,756	0.25%
Shao Yuan Guo	854,701	0.20%
Cheng Wai Yin	854,701	0.20%
All current officers and directors as a group	34,645,317	8.06%
ECinteract Company Limited	43,368,894	10.09%
Chan Tin Chi Family Company Limited (1)(2)	93,585,201	21.77%
Total	171,599,412	39.92%

*	less than 1%.

(1)	Address is Redhill Peninsula, House 74 Cedar Drive, Tai Tam, Hong Kong

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that one of our two directors or director nominees is independent, and does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that this director is “independent” as that term is defined under the listing standards of NASDAQ. In making such determination, our board of directors considered the relationship that such non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	Years Ended December 31,
Category	2022	2021

Olayinka Oyebola & Co.
Audit Fees	$58,500	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$-	$-

BF Borgers:
Audit Fees	$-	$32,400
Audit Related Fees	-	16,200
Tax Fees	-	-
All Other Fees	-	-
	$-	$48,600

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

*   Filed herewith

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 20, 2023	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Chan Pak Hei Jefferson
Chan Pak Hei Jefferson, Chief Executive Officer

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

Signature	Title	Date

/s/ Chan Pak Hei Jefferson	Chief Executive Officer and Director	April 20, 2023
Chan Pak Hei Jefferson	(Principal Executive Officer)

/s/ Lam Ka Man	Chief Financial Officer	April 20, 2023
Lam Ka Man	(Principal Financial and Accounting Officer)

/s/ Bautista Michael Bibat	Director	April 20, 2023
Bautista Michael Bibat

/s/ Shao Yuan Guo	Director	April 20, 2023
Shao Yuan Guo

/s/ Cheng Wai Yin	Director	April 20, 2023
Cheng Wai Yin