Form 10-K/A
period 2022-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-04-03
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

No. 85 Castle Peak Road
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

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,564,691 on June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,221,737,689 shares of common stock are outstanding as of March 31, 2026.

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

Overview of Peak Equity and its ECrent business

Summary Financial Information

The tables and information below are derived from our audited consolidated financial statements as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Financial Summary
Cash and Cash Equivalents	$32,772	$66,273
Total Assets	2,983,907	4,566,744
Total Liabilities	17,746,135	17,087,672
Total Stockholders’ Equity (Deficit)	$(14,762,228)	$(12,520,928)

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

Employees

As of March 2023, we had two employees and several consultants who are engaged with us either individually or as a business entity.

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

Shareholders

As of February 25, 2026, we had approximately 1,243 record holders of our common stock.

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

We are at a development stage company and reported a net loss of $4,127,796 and $3,897,513 for the years ended December 31, 2022 and 2021, respectively. We had current assets of $2,707,371 and current liabilities of $12,372,740 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were $4,139,415 and $12,265,428, respectively.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

Revenues	$317,316	$237,756
Cost of revenues	-	(54,038)
Gross profit	317,316	183,718
Operating expenses	2,920,141	4,258,740
Loss from operations	(2,602,825)	(4,075,022)
Other (expense) income	(1,524,971)	177,509
Loss before provision for income taxes	(4,127,796)	(3,897,513)
Provision for income taxes	-	-
Net loss	$(4,127,796)	$(3,897,513)

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

Operating expenses. For the year ended December 31, 2022 operating expenses were $2,920,141 as compared to $4,258,740 for the year ended December 31, 2021, a decrease of approximately $1,338,599, or 31.43%.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2022, loss from operations amounted to $2,602,825, as compared to approximately $4,075,022 for the year ended December 31, 2021. The amount decreased mainly due to no impairment loss on goodwill and decrease in depreciation and amortization during the year.

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

Net loss. As a result of the foregoing, our net loss was $4,127,796 for the year ended December 31, 2022, as compared with net loss $3,897,513 for the year ended December 31, 2021, an increase of $230,283 or 5.91%. The amount increased mainly due to unrealized loss on marketable securities and loss on disposal of marketable securities incurred during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2022 and 2021, we had cash balance of $32,772 and cash balances of $66,723, respectively. At December 31, 2022 and 2021, we had bank overdraft of $53,531 and $0, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2021 to December 31, 2022:

	December 31, 2022	December 31, 2021	Change	Percentage Change
Working capital:
Total current assets	$2,707,371	$4,139,415	$(1,432,044)	(34.6)%
Total current liabilities	12,372,740	12,265,428	107,312	0.9%
Working capital deficit	$(9,665,369)	$(8,126,013)	$(1,539,356)	(18.9)%

Our working capital deficit increased by $1,539,356 to $9,665,369 at December 31, 2022 from $8,126,013 at December 31, 2021. This increase in working capital deficit is primarily attributable to a lower cash balance at the year end.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

	For the Years Ended December 31,
	2022	2021

Net Cash Used in Operating Activities	$(1,659,195)	$(1,492,026)
Net Cash Used in Investing Activities	(20,094)	(1,156,582)
Net Cash Provided by Financing Activities	1,413,773	972,720
Effect of Exchange Rate Changes in Cash and Cash Equivalents	232,015	(63,256)
Cash and Cash Equivalents at Beginning of Year	66,273	1,805,417
Cash and cash equivalents at end of Year	$32,772	$66,273

Cash Flow in Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $1,659,195, which consists of depreciation, amortization, stock-based consultancy fee, stock-based business marketing fee, amortization of debt discount, gain on sale of marketable securities and unreleased gain on marketable securities.

For the year ended December 31, 2021, net cash used in operating activities was $1,492,026, which consists of depreciation, amortization, stock-based consultancy fee, stock-based business marketing fee, amortization of debt discount, gain on sale of marketable securities and unreleased gain on marketable securities.

Cash Flow in Investing Activities

For the year ended December 31, 2022, we had net cash used in investing activities of $20,094. The total net cash provided by investing activities primarily mainly related to the purchase of marketable securities, purchase of property, plant and equipment, disposal of investment in marketable securities and disposal of property, plant and equipment.

For the year ended December 31, 2021, we had net cash used in investing activities of $1,156,582. The total net cash used in investing activities primarily mainly related to the purchase of marketable securities, purchase of property, plant and equipment and disposal of investment in marketable securities.

Cash Flow in Financing Activities

For the year ended December 31, 2022, we had net cash provided by financing activities of $1,413,773. We received advances from related party of $1,041,967, received proceeds from bank loan of $666,704 and drawings from bank overdrafts, offset by, repayment of bank loan of approximately $294,898.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be slightly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $81,025,568. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sharing Economy International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International, Inc. (the ‘Company’) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit and recuring losses from operation. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty

As described in Note 2 to the financial statements, the Company has significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from its officers and sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

●	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

●	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

●	We assessed the possibility of raising additional debt or credit through confirmation with related and third parties of the details of arrangements to provide or maintain financial supports.

●	Inquiry of the Company’s legal counsel about litigation, claims, and assessments.

●	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

●	We evaluated management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2026.

April 03, 2026

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022

Firm ID: 5041

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,772	$66,273
Accounts receivable, net of allowance for doubtful accounts	294,684	141,183
Prepaid expenses and other receivables	75,222	307,299
Marketable securities	2,304,693	3,624,660

Total current assets	2,707,371	4,139,415

OTHER ASSETS:
Property and equipment, net	269,085	395,825
Intangible assets, net	7,451	31,504

Total other assets	276,536	427,329

Total assets	$2,983,907	$4,566,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$53,531	$-
Short-term bank loans	5,348,761	5,584,788
Convertible note payable, net of unamortized debt discount	922,847	1,113,830
Accounts payable and accrued expenses	812,240	785,373
Due to related parties	4,023,865	3,648,565
Other payables	1,211,496	1,132,872

Total current liabilities	12,372,740	12,265,428

LONG-TERM LIABILITIES:
Long-term loan	5,373,395	4,822,244

Total liabilities	17,746,135	17,087,672

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at December 31, 2022 and 2021, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 429,883,971 and 239,278,847 shares issued and outstanding at December 31, 2022 and 2021, respectively	429,885	239,278
Additional paid-in capital	66,760,990	65,047,662
Accumulated deficits	(81,025,568)	(76,908,089)
Accumulated other comprehensive income	(33,265)	(15,826)
Total stockholders’ deficit attributable to SEII	(13,864,768)	(11,633,785)

Non-controlling interest	(897,460)	(887,143)

Total deficit	(14,762,228)	(12,520,928)

Total liabilities and deficit	$2,983,907	$4,566,744

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2022	2021

REVENUES	$317,316	$237,756

COST OF REVENUES	-	(54,038)

Gross profit	317,316	183,718

OPERATING EXPENSES:
Depreciation and amortization	151,131	233,710
Selling, general and administrative	2,769,010	3,997,677
Impairment loss on goodwill	-	27,353

Total operating expenses	2,920,141	4,258,740

LOSS FROM OPERATIONS	(2,602,825)	(4,075,022)

OTHER INCOME (EXPENSE):
Interest income	38	17
Interest expense	(456,562)	(377,915)
Dividend income	245,068	12,515
Gain on disposal of property and equipment	25,198	-
(Loss) gain on sale of marketable securities	(47,708)	536,182
Unrealized losses on marketable securities	(1,309,676)	-
Foreign exchange loss	(233)	(380)
Sundry income	18,904	7,090

Total other incomes (expenses), net	(1,524,971)	177,509

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,127,796)	(3,897,513)

Income taxes provision	-	-

NET LOSS	(4,127,796)	(3,897,513)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(10,317)	(9,558)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,117,479)	$(3,887,955)

COMPREHENSIVE LOSS:
Net loss	$(4,127,796)	$(3,897,513)
Foreign currency translation loss	(17,439)	(2,580)

Comprehensive loss	$(4,145,235)	$(3,900,093)

Net loss attributable to non-controlling interest	$(10,317)	$(9,558)
Foreign currency translation gain from non-controlling interest	-	-

Comprehensive loss attributable to common stockholders	$(4,134,918)	$(3,890,535)

NET LOSS PER COMMON SHARE:

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	303,277,856	220,962,339

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31, 2022
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	$239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	779,005	-	-	-	803,735
Issuance of shares for redemption of promissory note	-	-	160,529,605	160,532	699,668	-	-	-	860,200
Issuance of shares for consultancy service	-	-	5,345,212	5,345	234,655	-	-	-	240,000
Foreign currency translation adjustment	-	-	-	-	-	(17,439)	-	-	(17,439)
Net loss for the year	-	-	-	-	-	-	(4,117,479)	(10,317)	(4,127,796)
Balance as of December 31, 2022	3,189,600	$3,190	429,883,971	$429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)

	Year Ended December 31, 2021
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2021	531,600	$532	172,883,475	172,883	$61,700,634	$(13,246)	$(73,020,134)	$(877,585)	$(12,036,916)

Issuance of shares for director’s remuneration	-	-	9,187,406	9,187	542,057	-	-	-	551,244
Common stock issued upon conversion of debt	-	-	16,400,691	16,401	187,766	-	-	-	204,167
Fractional shares from reverse split	-	-	800	-	-	-	-	-	-
Common stock issued for services from consultants and service providers	-	-	26,872,638	26,873	1,024,537	-	-	-	1,051,410
Common stock issued for business marketing services	-	-	13,935,337	13,935	585,285	-	-	-	599,220
Cancellation share			(1,500)	(1)	1				-
Preferred stock issued for business transaction fee	2,658,000	2,658			1,007,382				1,010,040
Foreign currency translation adjustment	-	-	-	-	-	(2,580)	-	-	(2,580)
Net loss for the year	-	-	-	-	-	-	(3,887,955)	(9,558)	(3,897,513)

Balance as of December 31, 2021	3,189,600	$3,190	239,278,847	239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

#	Post a fifty for one (50:1) reverse split effective on October 13, 2020.

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,127,796)	$(3,897,513)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	127,056	135,561
Amortization of intangible assets	24,075	98,149
Gain on disposal of property, plant and equipment	(25,198)	-
Unrealized losses on marketable securities	1,309,676	607,309
Loss (gain) on sale of marketable securities	47,708	(1,143,491)
Impairment loss of goodwill	-	27,353
Stock-based director’s remuneration	803,735	51,244
Stock-based consultancy fee	240,000	2,061,450
Stock-based business marketing fee	-	599,220
Amortization of debt discount	-	2,822
Changes in operating assets and liabilities:
Accounts receivable	(153,501)	(102,369)
Prepaid expenses and other receivables	232,077	(174,655)
Accounts payable and accrued expenses	26,867	20,666
Deferred revenue	-	(107)
Dividend received	(245,068)	12,515
Other payables	81,174	209,820

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,659,195)	(1,492,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(447,329)	(22,237,565)
Purchase of property and equipment	(7,949)	(47,722)
Proceeds from disposal of marketable securities	404,492	21,128,705
Proceeds from disposal of PPE	30,692	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(20,094)	(1,156,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loan	(348,429)	(917,728)
Proceeds from bank loan	666,704	-
Proceeds from issuance of note payable	-	710,258
Drawings from bank overdrafts	53,531	-
Advances from related party	1,041,967	1,180,190

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,413,773	972,720

Effect of exchange rate changes	232,015	(63,256)

Net decrease in cash and cash equivalents	(33,501)	(1,739,144)

Cash and cash equivalents - beginning of year	66,273	1,805,417

Cash and cash equivalents - end of year	$32,772	$66,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$233,599	$206,778
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on convertible promissory note	$222,963	$171,137
Shares issued for conversion of convertible note and accrued interest	$860,200	$204,267

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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of approximately $4,127,796 for the year ended December 31, 2022. The net cash used in operations were approximately $1,659,195 for the year ended December 31, 2022. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in the PRC, Hong Kong and the U.S. At December 31, 2022 and 2021, cash balances held in banks in the PRC and Hong Kong of $32,772 and $66,273, respectively, are uninsured. At December 31, 2022 and 2021, we had bank overdraft of $53,531 and $0, respectively.

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

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2022	2021
Net loss for basic and diluted attributable to common shareholders	$(4,117,479)	$(3,887,955)

Weighted average common stock outstanding – basic and diluted	303,277,856	220,962,339

Net loss per share of common stock – basic and diluted	$(0.01)	$(0.02)

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, during 2022 and 2021, the Company receive advances from Chan Tin Chi Family Company Limited (formerly known as YSK 1860 Co., Limited), who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. During the years ended December 31, 2022, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $195,749. During the years ended December 31, 2021, the Company repaid to Chan Tin Chi Family Company Limited for working capital totaled $618,151. As of December 31, 2022 and 2021, amounts due to Chan Tin Chi Family Company Limited amounted to $2,239,971 and $2,435,720, respectively.

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

As of December 31, 2022 and 2021, the Company had 3,189,600 shares and 3,189,600 shares of preferred stock issued and outstanding, respectively.

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

As of December 31, 2022 and 2021, the Company had 429,883,971 shares and 239,278,847 shares of common stock issued and outstanding, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up to the date that the consolidated financial statements were available to be issued.

On each of February 22, 2023 and April 17, 2023, the Company issued 42,888,888 and 58,333,333 shares of its common stock to Iliad Research and Trading, L.P. under certain Convertible Promissory Note at the conversion price of $0.00135 and $0.0006, total amounting to $92,900, respectively.

On each of January 11, 2023, January 17, 2023, January 23, 2023, March 7, 2023, March 14, 2023, March 20, 2023 and March 22, 2023, the Company issued 11,538,462, 15,384,615, 16,476,923, 11,538,462, 23,456,790, 25,645,161 and 11,854,546 shares of its common stock to 1800 Diagonal Lending LLC under certain Convertible Promissory Note at the conversion price of $0.0013, $0.0013, $0.0013, $0.0001, $0.0001, $0.0001 and $0.0001, total amounting to $112,840, respectively.

On June 26, 2023, the Company issued 24,730,307 shares of its common stock to director as compensation value of $44,514.

On June 28, 2023, the Company issued 200,000,000 shares of its common stock to a consultant in exchange for consultancy services value of $180,000.

On June 28, 2023, the Company issued 350,000,000 shares of its common stock to 2 staffs in exchange for staff bonus value of $315,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal years shown.

	Years Ended December 31,
Category	2022	2021

Lao Professionals
Audit Fees	$6,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$6,000	$-

BF Borgers:
Audit Fees	$-	$32,400
Audit Related Fees	-	16,200
Tax Fees	-	-
All Other Fees	-	-
	$-	$48,600

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

Date: April 3, 2026	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Wu Shanna
Wu Shanna Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Wu Shanna as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Wu Shanna	Chief Executive Officer and Director	April 3, 2026
Wu Shanna	(Principal Executive Officer)

/s/ Lam Ka Man	Chief Financial Officer	April 3, 2026
Lam Ka Man	(Principal Financial and Accounting Officer)

/s/ Bautista Michael Bibat	Director	April 3, 2026
Bautista Michael Bibat

/s/ Shao Yuan Guo	Director	April 3, 2026
Shao Yuan Guo

/s/ Cheng Wai Yin	Director	April 3, 2026
Cheng Wai Yin