Form 10-Q
period 2023-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-04-28
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2023

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,965	$4,275
Prepaid expenses and other receivables	10,988	10,992
Due from related parties	17,983,635	-
Assets held for discontinued operations	-	2,692,104

Total current assets	18,001,588	2,707,371

OTHER ASSETS:
Assets held for discontinued operations	-	276,536

Total other assets	-	276,536

Total assets	$18,001,588	$2,983,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable	$1,031,775	$922,847
Accounts payable and accrued expenses	721,604	717,030
Amount due to related party	1,435,631	1,417,767
Accrued interests on promissory notes	689,570	969,237
Liabilities held for discontinued operations	-	8,345,859

Total current liabilities	3,878,580	12,372,740

LONG-TERM LIABILITIES:
Liabilities held for discontinued operations	-	5,373,395

Total liabilities	3,878,580	17,746,135

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 588,667,818 and 429,883,971 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	588,669	429,885
Additional paid-in capital	68,273,177	66,760,990
Accumulated deficits	(54,819,792)	(81,025,568)
Accumulated other comprehensive income (loss)	77,764	(33,265)
Total stockholders’ equity (deficit) attributed to SEII	14,123,008	(13,864,768)

Non-controlling interest	-	(897,460)

Total stockholders’ equity (deficit)	14,123,008	(14,762,228)

Total liabilities and stockholders’ equity (deficit)	$18,001,588	$2,983,907

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
		(Restated)
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative	35,765	158,661

Total operating expenses	35,765	158,661

LOSS FROM OPERATIONS	(35,765)	(158,661)

OTHER INCOME (EXPENSE):
Interest income	4	-
Interest expense	(34)	(48,839)
Gain on disposal of subsidiaries	26,222,555	-
Foreign exchange gain (loss), net	19,016	(385)

Total other incomes (expenses), net	26,241,541	(49,224)

INCOME (LOSE) BEFORE PROVISION FOR INCOME TAXES	26,205,776	(207,885)

Income tax expense	-	-

Net income (loss) from continuing operations	26,205,776	(207,885)

Loss from discontinued operations, net of income tax	-	(576,118)

NET INCOME (LOSS)	26,205,776	(784,003)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(2,257)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,205,776	$(781,746)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$26,205,776	$(784,003)
Unrealized foreign currency translation gain	111,029	9,329

Comprehensive income (loss)	$26,316,805	$(774,674)

Net loss attributable to non-controlling interest	-	(2,257)

Comprehensive income (loss) attributable to common stockholders	$26,316,805	$(772,417)

NET EARNING (LOSS) PER COMMON SHARE:
Continuing operations - basic	$0.05	$(0.00)
Continuing operations - diluted	$0.05	$(0.00)
Discontinued operations - basic	$-	$(0.00)
Discontinued operations - diluted	$-	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	504,479,746	220,962,339
Diluted	504,479,746	220,962,339

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended March 31, 2023
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficits	Noncontrolling interests	shareholders’ deficit

Balance as of January 1, 2023	3,189,600	$3,190	429,883,971	429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)

Disposal of subsidiaries	-	-	-	-	1,500,231	-	-	897,460	2,397,691
Issuance of shares to convert promissory note	-	-	158,783,847	158,784	11,956	-	-	-	170,740
Foreign currency translation adjustment	-	-	-	-	-	111,029	-	-	111,029
Net income for the period	-	-	-	-	-	-	26,205,776	-	26,205,776

Balance as of March 31, 2023	3,189,600	$3,190	588,667,818	$588,669	$68,273,177	$77,764	$(54,819,792)	$-	$14,123,008

	Three Months Ended March 31, 2022
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ deficit

Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

Issuance of shares to convert promissory note	-	-	23,809,524	23,810	51,190	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	9,329	-	-	9,329
Net loss for the period	-	-	-	-	-	-	(781.746)	(2,257)	(784,003)

Balance as of March 31, 2022	3,189,600	$3,190	263,088,371	263,088	$65,098,852	$(6,497)	$(77,689,835)	$(889,400)	$(13,220,602)

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,205,776	$(784,003)
Loss from discontinued operations	-	(576,118)
Income (loss) from continuing operations	26,205,776	(207,885)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Gain on disposal of subsidiaries	(26,222,555)	-
Changes in operating assets and liabilities:
Prepaid and other receivables	-	114,083
Accounts payable and accrued expenses	-	1,555
Accrued interests on promissory notes	-	48,840
Net cash used in continuing operations	(16,779)	(43,407)
Net cash used in discontinued operations	-	(304,531)
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,779)	(347,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in continuing operations	-	-
Net cash used in discontinued operations	-	(8,612)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(8,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advance from related party	(103,252)	299,658
Repayment of bank overdrafts	(53,531)	-
Net cash provided by (used in) continuing operations	(156,783)	299,658
Net cash used in discontinued operations	-	(15,080)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(156,783)	284,578

Effect of exchange rate changes	147,755	6,154

Net change in cash and cash equivalents	(25,807)	(65,818)

Cash and cash equivalents - beginning of period	32,772	66,273

Cash and cash equivalents - end of period	$6,965	$455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense paid	$-	$-
Tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of convertible notes and accrued interest	$170,740	$75,000

Reconciliation to amounts on the consolidated balance sheets	March 31, 2023	December 31, 2022
Cash and cash equivalents for continuing operations	$6,965	$4,275
Assets held for discontinued operations	-	28,497
	$6,965	$32,772

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries. As a result of the corporate exercise, the Advertising business met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for discontinued operations. The Advertising business’ results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Loss and cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented.

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had an operating loss of approximately $35,765 for the three months ended March 31, 2023 and suffered from the accumulated deficit of $54,819,792 at that date. The net cash used in operations was approximately $16,779 for the three months ended March 31, 2023. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of March 31, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2022.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2023 and 2022 include the value of stock-based compensation.

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At March 31, 2023 and December 31, 2022, cash balances held in banks in Hong Kong of $6,965 and $4,275, respectively, are uninsured.

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

The Company has one source of revenue for the respective fiscal periods:-

	March 31, 2023	March 31, 2022 (Restated)
Sales of advertising service (discontinued operation)	$-	$-

Income taxes

The Company is governed by the Income Tax Law under Hong Kong and the U.S. regimes. The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate in the United States to 21% from 35%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of March 31, 2023, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is Hong Kong dollars (“HKD”). For the subsidiaries, whose functional currencies are HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Translation of amounts from HK$ into US$ has been made at the following exchange rates as for the periods ended March 31, 2023 and 2022:

	March 31, 2023	December 31, 2022
Period-end RMB:US$ exchange rate	N/A	6.8973
Period average RMB:US$ exchange rate	N/A	6.4763
Period-end HK$:US$ exchange rate	7.8499	7.8078
Period average HK$:US$ exchange rate	7.8000	7.8000

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

Earning (Loss) Per Share of Common Stock

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

Basic net earning (loss) per share is computed by dividing net earning (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earning (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2023 and 2022. In a period in which the Company has net income, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net earning (loss) per share:

	Three months ended March 31,
	2023	2022
Net income (loss) for basic and diluted attributable to common shareholders	$26,205,776	$(784,003)
From continuing operations	26,205,776	(207,885)
From discontinued operations	-	(576,118)

Weighted average common stock outstanding – basic	504,479,746	220,962,339
Weighted average common stock outstanding –diluted	504,479,746	220,962,339

Net income (loss) per common share
From continuing operations – basic	$0.05	$(0.00)
From continuing operations – diluted	$0.05	$(0.00)
From discontinued operations – basic	$-	$(0.00)
From discontinued operations – diluted	$-	$(0.00)

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity (deficit), except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2023 and 2022 included net income (loss) and unrealized gain (loss) from foreign currency translation adjustments.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses and other receivables, due from related parties, accounts payable and accrued liabilities, accrued interest on promissory notes, amount due to a related party approximate their fair market values based on the short-term maturity of these instruments.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
Marketable securities, available-for-sale	$–	$–	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale (discontinued operation)	$2,304,693	$2,304,693	$–	$–

As of March 31, 2023 and December 31, 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that is intended to improve the guidance for applying Topic 842 to arrangements between entities under common control. This ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has adopted this pronouncement and had no material impact on its condensed and consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its condensed and consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its condensed and consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of the adoption of ASU 2024-02 on its condensed and consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the condensed and consolidated balance sheets, statements of operations and cash flows.

NOTE 4 –  DISCONTINUED OPERATIONS

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries. As a result of the corporate exercise, the Advertising business met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for discontinued operations. The Advertising business’ results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Loss and cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented.

For the three months ended March 31, 2023, the Company recognized a gain of $26,222,555 from disposal of subsidiaries.

The net carrying amounts of assets and liabilities in this disposal group are included and presented as discontinued operations in the accompanying condensed consolidated financial statements of the Company and are summarized as follows:

	March 31, 2023	December 31, 2022
Current assets
Cash	$-	$(3,004)
Accounts receivable, net	-	178,898
Prepaid expenses and other receivables	-	75,703
Investment in marketable securities	-	3,372,951
Total current assets	-	3,624,548

Property and equipment, net	-	355,324
Intangible assets, net	-	20,805
		376,129
Total assets	-	4,000,677

Liabilities
Current liabilities
Short-term bank loans	-	5,497,669
Advances from customers	-	100,137
Income tax payable	-	233,408
Intercompany payables *		2,265,621
Other liabilities, non-current	-	4,785,985

Total liabilities	-	12,882,820

Net liabilities	$-	$8,882,143

*	Intercompany payables are eliminated upon consolidation.

The summarized operating result of discontinued operations included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2023	2022
Revenues	$-	$57,058
Cost of revenues	-	-
Gross profit	-	57,058
Operating expenses	-	344,095
Loss from operations	-	(287,037)
Other expenses, net	-	(289,081)
Loss from discontinued operations, net of income taxes	$-	$(576,118)

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

During the year ended December 31, 2021, the Company converted an aggregate of $100,000 outstanding principal and interest of the Iliad Note into 3,948,278 shares of its common stock.

During the year ended December 31, 2022, the Company converted an aggregate of $75,000, $475,000 and $71,000 outstanding principal and interest of the Iliad Note into 94,127,839 shares of its common stock.

During the period ended March 31, 2023, the Company converted an aggregate of $57,900 outstanding principal and interest of the Iliad Note into 42,888,888 shares of its common stock.

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

This debt instrument includes embedded components including a put option. The Company evaluated these embedded components to determine whether they are embedded derivatives within the scope of ASC 815 that should be separately carried at fair value. ASC 815-15-25-1 provides guidance on when an embedded component should be separated from its host instrument and accounted for separately as a derivative. Based on this analysis, the Company believes that the put option is clearly and closely related to the debt instrument and does not meet the definition of a derivative. Accordingly, in connection with this Iliad Note, the Company recorded a debt discount for (a) the original issue discount of $150,000 (b) the relative fair value of the warrants issued of $152,490 and (c) legal fees and other fees paid in connection with the Iliad Note aggregating $45,018. There is no beneficial conversion feature on this Iliad Note. The debt discount shall be accreted on a straight-line basis over the term of this Iliad Note.

At March 31, 2023, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $686,530 as at March 31, 2023, which was not paid or settled with the Investor.

1800 DIAGONAL LENDING, LLC

On July 7, 2022, pursuant to a securities purchase agreement, the Company closed a private placement of securities with 1800 DIAGONAL LENDING, LLC (“1800”) pursuant to which 1800 purchased the Convertible Promissory Note (“1800 Note”) in the original principal amount of $54,250. The 1800 Note is convertible into shares of the common stock of the Company at a price equal to 65% of the average closing prices for the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The 1800 Note bears interest at 8% per annum and is due on July 7, 2023.

On August 31, 2022, pursuant to a securities purchase agreement, the Company closed a private placement of securities with 1800 pursuant to which 1800 purchased the 1800 Note in the original principal amount of $54,250. The 1800 Note is convertible into shares of the common stock of the Company at a price equal to 65% of the average closing prices for the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The 1800 Note bears interest at 8% per annum and is due on August 31, 2023.

During the period ended March 31, 2023, the Company converted an aggregate of $112,840 outstanding principal and interest of the 1180 Note into 115,894,959 shares of its common stock.

As at March 31, 2023, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,040 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275, as at March 31, 2023. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company receives advances from Chan Tin Chi Family Company Limited, who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of March 31, 2023 and December 31, 2022, amounts due from related companies were $17,983,635 and nil respectively.

As of March 31, 2023 and December 31, 2022, amounts due to Chan Tin Chi Family Company Limited were $1,435,631 and $1,417,767, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of March 31, 2023 and December 31, 2022, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

Common stock issued for debt conversion

In January 2023, the Company issued 43,400,000 shares of its common stock upon conversion of debt (note 5).

In February 2023, the Company issued 42,888,888 shares of its common stock upon conversion of debt (note 5).

In March 2023, the Company issued 72,494,959 shares of its common stock upon conversion of debt (note 5).

As of March 31, 2023 and December 31, 2022, the Company had 588,667,818 and 429,883,971 shares of common stock issued and outstanding, respectively.

NOTE 8 – COMMITMENT AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

On April 17, 2023, the Company issued 58,333,333 shares of its common stock to Iliad Research and Trading, L.P. under certain Convertible Promissory Note at the conversion price of $0.0006, total amounting to $35,000.

On June 26, 2023, the Company issued 24,730,307 shares of its common stock to director as compensation value of $44,514.

On June 28, 2023, the Company issued 200,000,000 shares of its common stock to a consultant in exchange for consultancy services value of $180,000.

On June 28, 2023, the Company issued 350,000,000 shares of its common stock to certain staffs in exchange for staff bonus value of $315,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries. As a result of the corporate exercise, the Advertising business met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for discontinued operations. The Advertising business’ results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Loss and cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the income taxes and the valuation of equity transactions.

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

Currency Exchange Rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries is Hong Kong Dollar.

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

Our financial statements are expressed in U.S. dollars, which is the functional currency of our parent company. The functional currency of our operating subsidiaries and affiliates is the Hong Kong dollar. To the extent we hold assets denominated in U.S. dollars, any appreciation of the HKD against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of HKD against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that is intended to improve the guidance for applying Topic 842 to arrangements between entities under common control. This ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has adopted this pronouncement and had no material impact on its condensed and consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its condensed and consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its condensed and consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of the adoption of ASU 2024-02 on its condensed and consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months ended March 31,
	2023	2022
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	35,765	158,661
Loss from operations	(35,765)	(158,661)
Total other incomes (expenses), net	26,241,541	(49,224)
Income (loss) from continuing operations before provision for income taxes	26,205,776	(207,885)
Loss from discontinued operations, net of income tax	-	(576,118)
Provision for income taxes	-	-
Net income (loss)	$26,205,776	$(748,003)

Revenues.

During the three months ended March 31, 2023, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct cost incurred during the three months ended March 31, 2023 and 2022.

Gross profit and gross margin.

No gross profit and gross margin were resulted for the three months ended March 31, 2023 and 2022.

Operating expenses.

For the three months ended March 31, 2023, operating expenses were $35,765 was compared to $158,661 for the three months ended March 31, 2022, a decrease of $122,896, or -77.46%, due to the disposal of subsidiaries on January 1, 2023.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2023, loss from operations amounted to $35,765 as compared to $158,661 for the three months ended March 31, 2022.

Total other incomes (expenses), net.

Total other incomes (expenses), net includes interest income, interest expense, foreign currency transaction gain (loss) and gain on disposal of subsidiaries. For the three months ended March 31, 2023, total other incomes, net, amounted to $26,241,541 as compared to total other expenses, net, of $49,224 for the three months ended March 31, 2022, an increase of $26,290,765. The increase in total other incomes, net, was primarily increase in gain on disposal of subsidiaries in the three months ended March 31, 2023.

Income tax provision.  No income tax expense was resulted for the three months ended March 31, 2023 and 2022.

Income (loss) from continuing operations. As a result of the foregoing, our income (loss) from continuing operations was $26,205,776, or $0.05 per share (basic and diluted), for the three months March 31, 2023, as compared with loss from continuing operations of $207,885, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2022, a change of $26,413,661or 12,706%.

Income (loss) from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2023, as compared with loss from discontinued operations of $576,118, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2022, a change of $576,118 or 100%.

Net income (loss)

As a result of the foregoing, our net income was $26,205,776, or $0.05 per share (basic), for the three months ended March 31, 2023 as compared with net loss $784,003, or $(0.00).

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2023 and December 31, 2022, we had cash balance of $6,965 and $4,275, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2022 to March 31, 2023:

	March 31, 2023	December 31, 2022	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$18,001,588	$2,707,371	$15,294,187	564.91%
Total current liabilities	3,878,580	12,372,740	(8,494,160)	(68.65)%
Working capital (deficit)	$14,123,008	$(9,665,369)	$23,788,347	246.12%

Working Capital: Total working capital surplus as of March 31, 2023 amounted to $14,123,008, as compared to deficit $9,665,369 as of December 31, 2022. The increase in working capital was due to the disposal of subsidiaries.

Cash Flows

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2023	2022
Net cash used in operating activities	$(16,779)	$(347,938)
Net cash used in investing activities	$-	$(8,612)
Net cash (used in) provided by financing activities	$(156,783)	$284,578
Effect of exchange rate changes on cash and cash equivalents	$147,755	$6,154
Net decrease in cash and cash equivalents	$(25,807)	$(65,818)
Cash and cash equivalents at beginning of period	$32,772	$66,273
Cash and cash equivalents at end of period	$6,965	$455

Net cash used in operating activities was $16,779 for the three months ended March 31, 2023, and consisted primarily of a net income of $26,205,776 and gain on disposal of subsidiaries of $26,222,555.

There were no investing activities for the three months ended March 31, 2023 as compared to, net cash flow provided by investing activities was $8,612 for the three months ended March 31, 2022. For the three months ended March 31, 2023, there were no investing activities occurred, resulting in its decrease.

Net cash flow used in financing activities was $156,783 for the three months ended March 31, 2023 as compared to provided by financing activities was $284,578 for the three months ended March 31, 2022. During the three months ended March 31, 2023, all of the amount received were related to the advances from related parties and repaid the bank overdrafts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at March 31, 2023.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the period ended March 31, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2023 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: April 28, 2026	By:	/s/ Wu Shanna
Wu Shanna
Chief Executive Officer and
Principal Executive Officer

Date: April 28, 2026	By:	/s/ Lam Ka Man
Lam Ka Man
Chief Financial Officer and
Principal Accounting Officer