Form 10-Q
period 2023-06-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-04-28
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,221,737,689 shares of common stock are issued and outstanding as of March 31, 2026.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2023

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,823	$4,275
Prepaid expenses and other receivables	10,988	10,992
Due from related parties	17,977,365	-
Assets held for discontinued operations	-	2,692,104

Total current assets	17,990,176	2,707,371

OTHER ASSETS:
Assets held for discontinued operations	-	276,536

Total other assets	-	276,536

Total assets	$17,990,176	$2,983,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net of unamortized debt discount	$1,031,775	$922,847
Accounts payable and accrued expenses	726,211	717,030
Amount due to related party	1,407,493	1,417,767
Accrued interest on promissory notes	654,570	969,237
Liabilities held for discontinued operations	-	8,345,859

Total current liabilities	3,820,049	12,372,740

LONG-TERM LIABILITIES:
Liabilities held for discontinued operations	-	5,373,395

Total liabilities	3,820,049	17,746,135

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,731,458 and 429,883,971 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,221,732	429,885
Additional paid-in capital	68,214,628	66,760,990
Accumulated deficits	(55,386,159)	(81,025,568)
Accumulated other comprehensive income (loss)	116,736	(33,265)
Total stockholders’ equity (deficit) attributed to SEII	14,170,127	(13,864,768)

Non-controlling interest	-	(897,460)

Total stockholders’ equity (deficit)	14,170,127	(14,762,228)

Total liabilities and stockholders’ equity (deficit)	$17,990,176	$2,983,907

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
		(restated)		(restated)
REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	562,442	1,239,652	598,207	1,398,313

Total operating expenses	562,442	1,239,652	598,207	1,398,313

LOSS FROM OPERATIONS	(562,442)	(1,239,652)	(598,207)	(1,398,313)

OTHER INCOME (EXPENSE):
Interest income	5	-	9	-
Interest expense	-	(3,194)	(34)	(52,033)
Gain on disposal of subsidiaries	-	-	26,222,555	-
Foreign exchange gain (loss), net	(3,930)	(302)	15,086	(687)

Total other incomes (expenses), net	(3,925)	(3,496)	26,237,616	(52,720)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(566,367)	(1,243,148)	25,639,409	(1,451,033)

Income tax expense	-	-	-	-
Net income (loss) from continuing operations	(566,367)	(1,243,148)	25,639,409	(1,451,033)

Loss from discontinued operations, net of income tax	-	(255,495)	-	(831,613)

NET INCOME (LOSS)	(566,367)	(1,498,643)	25,639,409	(2,282,646)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(2,196)	-	(4,453)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(566,367)	$(1,496,447)	$25,639,409	$(2,278,193)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(566,367)	$(1,498,643)	$25,639,409	$(2,282,646)
Foreign currency translation (loss) gain	38,972	(1,748)	150,001	7,581

Comprehensive income (loss)	$(527,395)	$(1,500,391)	$25,789,410	$(2,275,065)

Net loss attributable to non-controlling interest	$-	$(2,196)	$-	$(4,453)
Foreign currency translation gain (loss) from non-controlling interest	-	-	-	-

Comprehensive income (loss) attributable to common stockholders	$(527,395)	$(1,498,195)	$25,789,410	$(2,270,612)

NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations – basic	$(0.01)	$(0.00)	$0.04	$(0.01)
Continuing operations – diluted	$(0.01)	$(0.00)	$0.04	$(0.01)
Discontinued operations – basic	$-	$(0.00)	$-	$(0.00)
Discontinued operations –diluted	$-	$(0.00)	$-	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	649,278,674	281,861,298	572,175,972	260,687,703
Diluted	649,278,674	281,861,298	572,175,972	260,687,703

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three and Six months Ended June 30, 2023
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	equity (deficit)

Balance as of January 1, 2023	3,189,600	$3,190	429,883,971	429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)
Disposal of subsidiaries	-	-	-	-	1,500,231	-	-	897,460	2,397,691
Issuance of shares to convert promissory note	-	-	158,783,847	158,784	11,956	-	-	-	170,740
Foreign currency translation adjustment	-	-	-	-	-	111,029	-	-	111,029
Net income for the period	-	-	-	-	-	-	26,205,776	-	26,205,776
Balance as of March 31, 2023	3,189,600	$3,190	588,667,818	588,669	$68,273,177	$77,764	$(54,819,792)	$-	$14,123,008
Issuance of shares to convert promissory note	-	-	58,333,333	58,333	(23,333)	-	-	-	35,000
Issuance of shares for consultancy service	-	-	200,000,000	200,000	(20,000)	-	-	-	180,000
Issuance of shares for staff’s salaries	-	-	350,000,000	350,000	(35,000)	-	-	-	315,000
Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	19,784	-	-	-	44,514
Foreign currency translation adjustment	-	-	-	-	-	38,972	-	-	38,972
Net loss for the period	-	-	-	-	-	-	(566,367)	-	(566,367)
Balance as of June 30, 2023	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$116,736	$(55,386,159)	$-	$14,170,127

	Three and Six months Ended June 30, 2022
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ deficit

Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

Issuance of shares to convert promissory note	-	-	23,809,524	23,810	51,190	-	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	9,329	-	-	9,329
Net loss for the period	-	-	-	-	-	-	(781.746)	(2,257)	(784,003)

Balance as of March 31, 2022	3,189,600	$3,190	263,088,371	263,088	$65,098,852	$(6,497)	$(77,689,835)	$(889,400)	$(13,220,602)

Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	779,005	-	-	-	803,735
Issuance of shares for consultancy service	-	-	5,345,212	5,345	234,655	-	-	-	240,000
Foreign currency translation adjustment	-	-	-	-	-	(1,748)	-	-	(1,748)
Net loss for the period	-	-	-	-	-	-	(1,496,447)	(2,196)	(1,498,643)

Balance as of June 30, 2022	3,189,600	$3,190	293,163,890	293,163	$66,112,512	$(8,245)	$(79,186,282)	$(891,596)	$(13,677,258)

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,639,409	$(2,282,646)
Less: Loss from discontinued operations	-	(831,613)
Income (loss) from continuing operations	25,639,409	(1,451,033)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Gain on disposal of subsidiaries	(26,222,555)	-
Stock-based consultancy fees	180,000	240,000
Stock-based director’s remuneration	44,514	803,735
Stock-based staff salaries	315,000	-
Changes in operating assets and liabilities:
Prepaid and other receivables	-	145,325
Accounts payable and accrued expenses	-	1,555
Accrued interest on promissory notes	-	(36,439)
Net cash used in continuing operations	(43,632)	(296,857)
Net cash used in discontinued operations	-	(478,393)
CASH FLOWS USED IN OPERATING ACTIVITIES	(43,632)	(775,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in continuing operations	-	-
Net cash provided by discontinued operations	-	240,524
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	240,524

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advance from related party	(125,124)	429,979
Repayment of bank overdrafts	(53,531)	-
Net cash (used in) provided by continuing operations	(178,655)	429,979
Net cash provided by discontinued operations	-	539,873
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(178,655)	969,852

Effect of exchange rate changes	191,338	5,166

Net change in cash and cash equivalents	(30,949)	440,292

Cash and cash equivalents - beginning of period	32,772	66,273

Cash and cash equivalents - end of period	$1,823	$506,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid	$-	$-
Tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
- Shares issued for conversion of convertible notes and accrued interest	$205,740	$75,000

	June 30, 2023	December 31, 2022
Reconciliation to amounts on the consolidated balance sheets
Cash and cash equivalents for continuing operations	$1,823	$4,275
Assets held for discontinued operations	-	28,497
	$1,823	$32,772

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had an operating loss of approximately $598,207 for the six months ended June 30, 2023 and suffered from the accumulated deficit of $55,386,159 at that date. The net cash used in continuing operations was approximately $43,632 for the six months ending on June 30, 2023. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2023, which has been derived from audited financial statements and the unaudited condensed consolidated financial statements for this fiscal quarter, reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

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

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the six months ended June 30, 2023 and 2022 include the value of stock-based compensation.

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At June 30, 2023 and December 31, 2022, cash balances held in banks in Hong Kong of $1,823 and $4,275, respectively, are uninsured.

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

The Company has one source of revenue for the respective fiscal periods:

	June 30, 2023	June 30, 2022

Sales of advertising service (discontinued operations)	$-	$181,471

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of June 30, 2023, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is Hong Kong dollars (“HKD”). For the subsidiaries and affiliates, whose functional currencies are the HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the periods ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end RMB:US$ exchange rate	N/A	6.6964
Period average RMB:US$ exchange rate	N/A	6.4763
Period-end HK$:US$ exchange rate	7.7839	7.8464
Period average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net earning (loss) per share is computed by dividing net earning (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earning (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and six months ended June 30, 2023 and 2022. In a period in which the Company has net income, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net earning (loss) per share:

	Three months ended June 30,
	2023	2022
Net loss for basic and diluted attributable to common shareholders	$(566,367)	$(1,498,643)
From continuing operations	(566,367)	(1,243,148)
From discontinued operations	-	(255,495)

Weighted average common stock outstanding – basic	649,278,674	281,861,298
Weighted average common stock outstanding – diluted	649,278,674	281,861,298

Net loss per common share
From continuing operations – basic	$(0.01)	$(0.00)
From continuing operations – diluted	$(0.01)	$(0.00)
From discontinued operations – basic	$-	$(0.00)
From discontinued operations – diluted	$-	$(0.00)

	Six months ended June 30,
	2023	2022
Net income (loss) for basic and diluted attributable to common shareholders	$25,639,409	$(2,282,646)
From continuing operations	25,639,409	(1,451,033)
From discontinued operations	-	(831,613)

Weighted average common stock outstanding – basic	572,175,972	260,687,703
Weighted average common stock outstanding – diluted	572,175,972	260,687,703

Net income (loss) per common share
From continuing operations – basic	$0.04	$(0.01)
From continuing operations – diluted	$0.04	$(0.01)
From discontinued operations – basic	$-	$(0.00)
From discontinued operations – diluted	$-	$(0.00)

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and six months ended June 30, 2023 and 2022 included net loss and unrealized gain from foreign currency translation adjustments.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
Marketable securities, available-for-sale	$-	-	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities, available-for-sale (discontinued operation)	$2,304,693	$2,304,693	$-	$-

As at June 30, 2023 and December 31, 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

For the six months ended June 30, 2023, the Company recognized a gain of $26,222,555 from disposal of subsidiaries.

The net carrying amounts of the assets and liabilities of this disposal group are included and presented as discontinued operations in the accompanying condensed consolidated financial statements of the Company and are summarized as follows:

	June 30, 2023	December 31, 2022
Current assets
Cash	$-	$(3,004)
Accounts receivable, net	-	178,898
Prepaid expenses and other receivables	-	75,703
Investment in equity instruments	-	3,372,951
Total current assets	-	3,624,548

Property and equipment, net	-	355,324
Intangible assets, net	-	20,805
		376,129
Total assets	-	4,000,677

Liabilities
Current liabilities
Short-term bank loans	-	5,497,669
Advances from customers	-	100,137
Intercompany payables *	-	233,408
Other liabilities, current	-	2,265,621
Other liabilities, non-current	-	4,785,985

Total liabilities	-	12,882,820

Net liabilities	$-	$8,882,143

*	Intercompany payables are eliminated upon consolidation.

The summarized operating result of discontinued operations included in the Company’s condensed consolidated statements of operations is as follows:

	Six Months Ended June 30,
	2023	2022
Revenues	$-	$181,471
Cost of revenues	-	-
Gross profit	-	181,471
Operating expenses	-	576,966
Loss from operations	-	(395,495)
Other expenses, net	-	(436,118)
Loss from discontinued operations, net of income taxes	$-	$(831,613)

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

During the period ended June 30, 2023, the Company converted an aggregate of $57,900 and $35,000 outstanding principal and interest of the Iliad Note, respectively, into 10,122,221 shares of its common stock.

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

At June 30, 2023, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at June 30, 2023, which was not paid or settled with the Investor.

1800 DIAGONAL LENDING, LLC1800

On July 7, 2022, pursuant to a securities purchase agreement, the Company closed a private placement of securities with 1800 DIAGONAL LENDING, LLC1800 (“1800”) pursuant to which 1800 purchased the Convertible Promissory Note (“1800 Note”) in the original principal amount of $54,250. The 1800 Note is convertible into shares of the common stock of the Company at a price equal to 65% of the average closing prices for the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The 1800 Note bears interest at 8% per annum and is due on July 7, 2023.

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

During the period ended June 30, 2023, the Company converted an aggregate of $112,840 outstanding principal and interest of the 1180 Note into 115,894,959 shares of its common stock.

As at June 30, 2023, the Company has the outstanding principal balance of $21,500 and accrued interest of $3,040 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275 as at June 30, 2023. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company received advances from Chan Tin Chi Family Company Limited, which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of June 30, 2023 and December 31, 2022, amounts due from related companies were $17,977,365 and nil, respectively.

As of June 30, 2023 and December 31, 2022, amounts due to Chan Tin Chi Family Company Limited were $1,407,493 and $1,417,767, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of June 30, 2023 and December 31, 2022, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

Common stock issued for debt conversion

During January to March 2023, the Company issued 158,783,847 shares of its common stock upon conversion of debt (note 5).

In April 2023, the Company issued 58,333,333 shares of its common stock upon conversion of debt (note 5).

Common stock issued for consultancy fee and director’s remuneration

In June 2023, the Company issued 24,730,307 shares of its common stock to director as compensation value of $44,514.

In June 2023, the Company issued 200,000,000 shares of its common stock to a consultant in exchange for consultancy services value of $180,000.

In June 2023, the Company issued 350,000,000 shares of its common stock to certain staffs in exchange for staff bonus value of $315,000.

As of June 30, 2023 and December 31, 2022, the Company had 1,221,731,458 and 429,883,971 shares of common stock issued and outstanding, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

Our financial statements are expressed in U.S. dollars, which is the functional currency of our parent company. The functional currency of our operating subsidiaries is the Hong Kong dollar. To the extent we hold assets denominated in U.S. dollars, any appreciation of the HKD against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of HKD against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2023 and 2022

The following table sets forth the results of our continuing operations for the three months ended June 30, 2023 and 2022:

	Three Months ended June 30,
	2023	2022
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	562,442	1,239,652
Loss from operations	(562,442)	(1,239,652)
Total other expenses, net	(3,925)	(3,496)
Loss from continuing operations before provision for income taxes	(566,367)	(1,243,148)
Provision for income taxes	-	-
Loss from continuing operations	(566,367)	(1,243,148)
Loss from discontinued operations, net of income taxes	-	(255,495)
Net loss	$(566,367)	$(1,498,643)

Revenues.

During the three months ended June 30, 2024 and 2023, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct costs were incurred during the three months ended June 30, 2023 and 2022, respectively.

Gross profit and gross margin.

No gross profit and gross margin were resulted for the three months ended June 30, 2023 and 2022, as no income generated and direct costs incurred.

Operating expenses.

For the three months ended June 30, 2023, operating expenses were $562,442, as compared to $1,239,652 for the three months ended June 30, 2022, a decrease of $677,210 or 54.63%, due to decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended June 30, 2023, loss from operations was to $562,442 as compared to $1,239,652 for the three months ended June 30, 2022.

Total other expenses, net.

Total other expenses, net include interest income, interest expense, foreign currency transaction loss, net and gain on disposal of subsidiaries. For the three months ended June 30, 2023, total other expenses, net, were $3,925 as compared to $3,496 for the three months ended June 30, 2022, a increase of $429. The increase in total other expenses, net, was primarily increase in foreign currency transaction loss in the three months ended June 30, 2023.

Income tax provision.

No income tax expense was recorded for the three months ended June 30, 2023 and 2022.

Loss from continuing operations. As a result of the foregoing, our loss from continuing operations was $566,367, or $(0.01) per share (basic and diluted), for the three months June 30, 2023, as compared with loss from continuing operations of $1,243,148, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2022, a change of $676,781 or -54.44%.

Loss from discontinued operations, net of income taxes. Our loss from discontinued operations was $0, or $(0.01) per share (basic and diluted), for the three months ended June 30, 2023, as compared with loss from discontinued operations of $255,495, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2022, a change of $255,495 or -100%.

Net loss.

As a result of the foregoing, our net loss was $566,367, or $(0.00) per share (basic), for the three months ended June 30, 2023 as compared with net loss of $1,498,643, or $(0.00) in the three months ended June 30, 2022.

Six months ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the six months ended June 30, 2023 and 2022:

	Six Months ended June 30,
	2023	2022
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	598,207	1,398,313
Loss from operations	(598,207)	(1,398,313)
Total other incomes (expenses), net	26,237,616	(52,720)
Income (Loss) from continuing operations before provision for income taxes	25,639,409	(1,451,033)
Provision for income taxes	-	-
Income (loss) from continuing operations	25,639,409	(1,451,033)
Loss from discontinued operations, net of income taxes	-	(831,613)
Net income (loss)	$25,639,409	$(2,282,646)

Revenues.

During the six months ended June 30, 2024 and 2023, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct costs were incurred during the six months ended June 30, 2023 and 2022.

Gross profit and gross margin.

No gross profit and gross margin were resulted during the six months ended June 30, 2023 and 2022 as no income generated and direct costs incurred.

Operating expenses.

For the six months ended June 30, 2023, operating expenses were $598,207, as was compared to $1,398,313 for the six months ended June 30, 2022, a decrease of 800,106, or 57.22%, due to a decrease in selling, general and administrative expenses.

Loss from operations.

As a result of the factors described above, for the six months ended June 30, 2023, loss from operations was to $598,207 as compared to $1,398,313 for the six months ended June 30, 2022.

Total other incomes (expenses), net.

Total other incomes (expenses), net include interest income, interest expense, foreign currency transaction gain (loss) and gain on disposal of subsidiaries. For the six months ended June 30, 2023, total other incomes, net, amounted to $26,239,616 as compared to total other expenses, net, of $488,838 for the six months ended June 30, 2022. The increase in total other incomes, net, was primarily due to $26,222,555 in gain on disposal of subsidiaries during the six months ended June 30, 2023.

Income tax provision.

No income tax expense was recorded for the six months ended June 30, 2023 and 2022.

Net income (loss).

As a result of the foregoing, our net income was $25,639,409, or $0.04 per share (basic), for the six months ended June 30, 2023 as compared with net loss $2,282,646, or $(0.01) for the six months ended June 30, 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of June 30, 2023 and December 31, 2022, we had cash balance of $1,823 and $4,275, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2022 to June 30, 2023:

	June 30, 2023	December 31, 2022	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$17,990,176	$2,707,371	$15,282,805	564.6%
Total current liabilities	3,820,049	12,372,740	(8,552,691)	(69.1)%
Working capital (deficit)	$14,170,127	$(9,665,369)	$23,835,496	246.6%

Working Capital. Total working capital as of June 30, 2023 amounted to approximately 14.1 million, as compared to deficit approximately 9.7 million as of December 31, 2022. The increase in working capital was due to the disposal of the subsidiaries.

Cash Flows

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months ended
	June 30,
	2023	2022
Net cash used in operating activities	$(43,632)	$(775,250)
Net cash provided by investing activities	$-	$240,524
Net cash (used in) provided by financing activities	$(178,655)	$969,852
Effect of exchange rate changes on cash and cash equivalents	$191,338	$5,166
Net (decrease) increase in cash and cash equivalents	$(30,949)	$440,292
Cash and cash equivalents at beginning of period	$32,772	$66,273
Cash and cash equivalents at end of period	$1,823	$506,565

Net cash used in operating activities was $43,632 for the six months ended June 30, 2023, and consisted primarily of a net income of $25,676,159, adjusted for gain on disposal of subsidiaries of $26,259,305, stock-based consultancy fees of $180,000, stock-based director’s remuneration of $44,514 and stock-based staff salaries of $315,000.

No cash flows from investing activities for the six months ended June 30, 2023. Net cash flow provided investing activities for the six months ended June 30, 2022, consisted primarily of discontinued operations of $240,524.

Net cash flow used in financing activities was $178,655 for the six months ended June 30, 2023 as compared to provided by financing activities was $429,979 for the six months ended June 30, 2022. During the six months ended June 30, 2023, we repaid to related party of $125,124 and repaid bank overdraft balance of $51,531.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of June 30, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective on June 30, 2023.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended June 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the six months ended June 30, 2023 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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