Form 10-K
period 2023-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-04-28
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,564,691 on June 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,221,731,458 shares of common stock are outstanding as of March 31, 2026.

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

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.

●	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and PRC. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

●	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.

●	Under the Enterprise Income Tax (“EIT”) Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.”

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong and PRC subsidiaries, may limit the ability of our Hong Kong and PRC subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

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

On January 1, 2023, The Company disposed of its interests in VUL group (excluding Vantage Ultimate Limited and Sharing Economy Investment Limited) as part of a broader legal and operational reorganization of its corporate structure. As a result of these transactions, the Company ceased to control these entities as of that date, and they have been deconsolidated from the Company’s consolidated financial statements. The disposals formed part of a group restructuring initiative designed to streamline the Company’s operations and optimize its portfolio of businesses.

Organization & Subsidiaries

The following table sets forth our relationship of our subsidiaries whose financial statements are consolidated.

Name of Entity	Relationship to Us	Nature of Business
Sharing Economy International Inc.	N.A.	Holding company
Vantage Ultimate Limited (“Vantage”), a British Virgin Island (“BVI”) company	100% owned by us	Holding company
Sharing Economy Investment Limited (“Sharing Economy”), a BVI company	100% owned by Vantage	Holding company and provision of management services.

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

Overview

Summary Financial Information

The tables and information below are derived from our audited consolidated financial statements as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Financial Summary		(Restated)
Cash and Cash Equivalents	$1,557	$4,275
Total Assets	18,080,853	2,983,907
Total Liabilities	3,933,360	17,746,135
Total Stockholders’ Equity (Deficit)	$14,147,493	$(14,762,228)

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

In addition, the company provides rental services on some rare tools/items and venue locations in Hong Kong.

Intellectual Property

We develop and own all intellectual properties and knowhow to develop and operate the whole ECrent.com platform, which is fully owned and control by the group.

Employees

As of December 31, 2023, we had two employees and several consultants who are engaged with us either individually or as a business entity.

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

Risks Related to Our Business

For the year ended December 31, 2023, we incurred one-off net income of $25.6 million, we cannot assure you that our income will continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we reported a net income of $25.6 million for the year ended December 31, 2023. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2023 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred one-off income from disposal of subsidiaries and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our one off income for 2023 and the loss incurred on 2022, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2023, we had no outstanding short-term bank loans due to the disposal of the subsidiaries.

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

	2023		2022
	High	Low	High	Low
First quarter	$0.0009	$0.0009	$0.056	$0.01
Second quarter	$0.0008	$0.0008	$0.20	$0.02
Third quarter	$0.0001	$0.0001	$0.15	$0.02
Fourth quarter	$0.0001	$0.0000	$0.01	$0.01

On January 26, 2026, the last sale price of our common stock as reported by OTC Markets was $0.0001 per share.

Shareholders

As of December 31, 2023, we had approximately 1,243 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2023, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the fiscal year ended December 31, 2023 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries. As a result of the corporate exercise, the Advertising business met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for discontinued operations. The Advertising business’ results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive Loss and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all years presented.

We, through our subsidiaries currently operate the sharing economy businesses. We derive our revenues from the sale of license and advertising right and in a term of certain periods. Unfortunately the COVID-19 situation has created adverse market conditions to sharing economy due to the changes in consumer and business market behaviors.

We reported a net income of $25,600,338 and net loss of $4,127,796 for the years ended December 31, 2023 and 2022, respectively. We had current assets of $18,080,853 and current liabilities of $3,933,360 as of December 31, 2023. As of December 31, 2022, our current assets and current liabilities were $2,707,371 and $12,372,740, respectively.

Our financial statements for the years ended December 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

RESULTS OF OPERATIONS

For the year ended December 31, 2023, the Company recognized a gain of $26,222,555 from disposal of subsidiaries under the corporate reorganization exercise.

Years Ended December 31, 2023 and 2022

The following table sets forth the results of our continuing operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expense	627,107	1,523,356
Loss from operations	(627,107)	(1,523,356)
Other incomes (expenses), net	26,227,445	(221,781)
Income (loss) from continuing operations before provision for income taxes	25,600,338	(1,745,137)
Loss from discontinuing operations, net of income taxes	-	(2,382,659)
Provision for income taxes	-	-
Net income (loss)	$25,600,338	$(4,127,796)

Revenues. During ended December 31, 2023 and 2022, we recognized no revenues from our sharing economy business for the

Cost of revenues. No direct costs were incurred in both the years ended December 31, 2023 and 2022.

Gross profit and gross margin. No gross profit and gross margin were resulted for the years ended December 31, 2023 and 2022, as no revenue generated and costs incurred.

Operating expenses. For the year ended December 31, 2023, operating expenses were $627,107 as compared to $1,523,356 for the year ended December 31, 2022, a decrease of approximately $896,249, or 58.83% due to decrease in selling, general and administrative expense.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2023, loss from operations was $627,107, as compared to approximately $1,523,356 for the year ended December 31, 2022. The amount increased mainly due to an increase of selling, general and administrative expense during the year.

Other incomes (expenses), net. Other expenses, net of other incomes, included interest income, interest expense, loss on foreign currency translation loss, dividend income, gain on disposal of marketable securities, $26,227,445 gain on disposal of subsidiaries, for the year ended December 31, 2023. As compared to the year ended December 31, 2022, total other expense, net, amounted to $221,781 mainly consisted of interest income, interest expense, foreign currency translation loss, dividend income, gain on disposal of marketable securities.

Income tax provision.  No income tax expense recorded for the year ended December 31, 2023 and 2022, respectively.

Income (loss) from continuing operations. As a result of the foregoing, our income (loss) from continuing operations was $25,600,338, or $0.02 per share (basic and diluted), for the year ended December 31, 2023, as compared with loss from continuing operations of $1,745,137, or $(0.01) per share (basic and diluted), for the year ended December 31, 2022, a change of $27,345,475 or 1,566.95%.

Income (loss) from discontinued operations, net of income taxes. Our income (loss) from discontinued operations was $0, or $(0.00) per share (basic and diluted), for the year ended December 31, 2023, as compared with loss from discontinued operations of $2,382,659 or $(0.01) per share (basic), for the year ended December 31, 2022, a change of $2,382,659 or 100%.

Net income (loss). As a result of the foregoing, our net income was $25,600,338 for the year ended December 31, 2023, as compared with net loss $4,127,796 for the year ended December 31, 2022, an increase of $29,728,134 or 720.19%. The amount increased mainly due to gain on disposal of subsidiaries as part of discontinued operation incurred during the year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2023 and 2022, we had cash balance of $1,557 and $4,275, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2022 to December 31, 2023:

	December 31, 2023	December 31, 2022	Change	Percentage Change
Working capital:
Total current assets	$18,080,853	$2,707,371	$15,373,482	567.84%
Total current liabilities	3,933,360	12,372,740	(8,439,380)	(68.21)%
Working capital (deficit)	$14,147,493	$(9,665,369)	$14,147,493	146.37%

Our working capital was improved from $9,665,369 deficit at December 31, 2022 to $14,147,493 at December 31, 2023.

Cash Flows

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

	For the Years Ended December 31,
	2023	2022

Net Cash Used in Operating Activities	$(82,703)	$(1,659,195)
Net Cash Used in Investing Activities	-	(20,094)
Net Cash (Used In) Provided by Financing Activities	(170,101)	1,413,773
Effect of Exchange Rate Changes in Cash and Cash Equivalents	221,589	232,015
Cash and Cash Equivalents at Beginning of Year	32,772	66,273
Cash and Cash Equivalents at end of Year	$1,557	$32,772

Cash Flow in Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $82,703, which consisted of gain of disposal of the subsidiaries, stock-based consultancy fee, stock-based director’s remuneration and stock-based staff salaries.

For the year ended December 31, 2022, net cash used in operating activities was $1,659,195, which consisted of stock-based consultancy fee, stock-based consultancy fee, and gain on disposal of subsidiaries.

Cash Flow in Investing Activities

For the year ended December 31, 2023, we had no investing activities.

For the year ended December 31, 2022, we had net cash used in investing activities of $20,094, primarily related to discontinued operation.

Cash Flow in Financing Activities

For the year ended December 31, 2023, we had net cash used in financing activities of $170,101. We repaid $116,570 to related party and repaid the bank overdraft of $53,531.

For the year ended December 31, 2022, we had net cash provided by financing activities of $1,413,773. We received temporary advances from related party of $616,684 and $53,531 drawings from bank overdrafts.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be similar as 2023. As of December 31, 2023, we had an accumulated deficit of $55,425,230. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible note payable	1,031,775	-	-	-	-
Total	$1,031,775	-	-	$-	$-

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

Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2023 and 2022 include valuation allowance of deferred tax assets, accruals for taxes due, and the value of stock-based compensation.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2023 and 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2023 and 2022 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-	Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2023 and 2022.

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

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sharing Economy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International, Inc. (the ‘Company’) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The procedures performed to address the matter included.

§	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

§	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

§	We assessed the possibility of raising additional debt or credit through confirmation with related and third parties of the details of arrangements to provide or maintain financial supports.

§	Inquiry of the Company’s legal counsel about litigation, claims, and assessments.

§	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

§	We evaluated management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2026.

April 28, 2026

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2023	2022
		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,557	$4,275
Prepaid expenses and other receivables	10,992	10,992
Due from related parties	18,068,304	-
Assets held for discontinued operations	-	2,692,104

Total current assets	18,080,853	2,707,371

OTHER ASSETS:
Assets held for discontinued operations	-	276,536

Total other assets	-	276,536

Total assets	$18,080,853	$2,983,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible note payable, net of unamortized debt discount	1,031,775	922,847
Accounts payable and accrued expenses	740,029	717,030
Accrued interests on promissory notes	654,570	969,237
Amount due to related party	1,506,986	1,417,767
Liabilities held for discontinued operations	-	8,345,859

Total current liabilities	3,933,360	12,372,740

LONG-TERM LIABILITIES:
Liabilities held for discontinued operations	-	5,373,395

Total liabilities	3,933,360	17,746,135

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,731,458 and 429,883,971 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,221,732	429,885
Additional paid-in capital	68,214,628	66,760,990
Accumulated deficits	(55,425,230)	(81,025,568)
Accumulated other comprehensive income (loss)	133,173	(33,265)
Total stockholders’ equity (deficit) attributable to SEII	14,147,493	(13,864,768)

Non-controlling interest	-	(897,460)

Total stockholders’ equity (deficit)	14,147,493	(14,762,228)

Total liabilities and stockholders’ equity (deficit)	$18,080,853	$2,983,907

 See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2023	2022
		(Restated)
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expense	627,107	1,523,356

Total operating expenses	627,107	1,523,356

LOSS FROM OPERATIONS	(627,107)	(1,523,356)

OTHER INCOME (EXPENSE):
Interest income	11	21
Interest expense	(52)	(222,994)
Gain on disposal of subsidiaries	26,222,555	-
Foreign exchange loss	4,931	(229)
Sundry income	-	1,421

Total other incomes (expenses), net	26,227,445	(221,781)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	25,600,338	(1,745,137)

Income taxes provision	-	-
Net income (loss) from continuing operations	25,600,338	(1,745,137)

Loss from discontinued operations, net of income tax	-	(2,382,659)

NET INCOME (LOSS)	25,600,338	(4,127,796)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(10,317)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25,600,338	$(4,117,479)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$25,600,338	$(4,127,796)
Foreign currency translation adjustment	166,438	(17,439)

Comprehensive Income (Loss)	$25,766,776	$(4,145,235)

Net loss attributable to non-controlling interest	$-	$(10,317)
Foreign currency translation gain from non-controlling interest	-	-

Comprehensive income (loss) attributable to common stockholders	$25,766,776	(4,134,918)

NET LOSS PER COMMON SHARE:
Continuing operations - basic	$0.02	$(0.01)
Continuing operations - diluted	$0.02	$(0.01)
Discontinued operations - basic	$-	$(0.01)
Discontinued operations - diluted	$-	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,221,731,458	303,277,856
Diluted	1,221,731,458	303,277,856

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31, 2023
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2023	3,189,600	$3,190	429,883,971	$429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)

Disposal of subsidiaries	-	-	-	-	1,500,231	-	-	897,460	2,397,691
Issuance of shares to convert promissory note	-	-	217,117,180	217,117	(11,377)	-	-	-	205,740
Issuance of shares for consultancy services	-	-	200,000,000	200,000	(20,000)	-	-	-	180,000
Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	19,784	-	-	-	44,514
Issuance of shares for staff salaries	-	-	350,000,000	350,000	(35,000)	-	-	-	315,000
Foreign currency translation adjustment	-	-	-	-	-	166,438	-	-	166,438
Net income for the year	-	-	-	-	-	-	25,600,338	-	25,600,338
Balance as of December 31, 2023	3,189,600	$3,190	1,221,731,458	$1,221,732	$68,214,628	$133,173	$(55,425,230)	$-	$14,147,493

	Year Ended December 31, 2022
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2022	3,189,600	$3,190	239,278,847	$239,278	$65,047,662	$(15,826)	$(76,908,089)	$(887,143)	$(12,520,928)

Issuance of shares for director’s remuneration	-	-	2,4730,307	24,730	779,005	-	-	-	803,735
Issuance of shares to convert promissory note	-	-	160,529,605	160,532	699,668	-	-	-	860,200
Issuance of shares for consultancy service	-	-	5,345,212	5,345	234,655	-	-	-	240,000
Foreign currency translation adjustment	-	-	-	-	-	(17,402)	-	-	(17,402)
Net loss for the year	-	-	-	-	-	-	(4,154,230)	(10,317)	(4,164,547)
Balance as of December 31, 2022	3,189,600	$3,190	429,883,971	$429,885	$66,764,180	$(33,228)	$(81,062,319)	$(897,460)	$(14,798,942)

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,600,338	$(4,127,796)
Loss from discontinued operations	-	(2,382,659)
Income (loss) from continuing operations	25,600,338	(1,745,137)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on disposal of subsidiaries	(26,222,555)	-
Stock-based director’s remuneration	44,514	803,735
Stock-based consultancy fees	180,000	240,000
Stock-based staff salaries	315,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	-	221,171
Accounts payable and accrued expenses	-	18,712
Accrued interests on promissory notes	-	66,741
Net cash used in continuing operation	(82,703)	(394,778)
Net cash used in discontinued operation	-	(1,264,417)
CASH FLOWS USED IN OPERATING ACTIVITIES	(82,703)	(1,659,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by continuing operation	-	-
Net cash provided by discontinued operation	-	(20,094)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(20,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advances from related party	(116,570)	616,683
Drawings from bank overdrafts	-	53,531
Repayments of bank overdrafts	(53,531)	-

Net cash (used in) provided by continuing operation	(170,101)	670,214
Net cash provided by discontinued operation	-	743,559
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(170,101)	1,413,773

Effect of exchange rate changes	221,589	232,015

Net decrease in cash and cash equivalents	(31,215)	(33,501)

Cash and cash equivalents - beginning of year	32,772	66,273

Cash and cash equivalents - end of year	$1,557	$32,772

Less: Cash and cash equivalents from discontinued operations	-	(28,497)

Cash and cash equivalents from continuing operations, end of year	$1,557	$4,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest expense paid	$-	$-
Tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for redemption of convertible notes and accrued interest	$205,740	$860,200

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

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

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries. As a result of the corporate exercise, the Advertising business met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for discontinued operations. The Advertising business’ results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive Loss and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all years presented.

NOTE 2 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company reported an operating loss of approximately $627,107 for the year ended December 31, 2023. The net cash used in continuing operations was approximately $82,703 for the year ended December 31, 2023. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2023 is referred to as “fiscal 2023”, and the year ended December 31, 2022 is referred to as “fiscal 2022”.

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive income (loss).

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2023 and 2022 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At December 31, 2023 and 2022, cash balances held in banks in Hong Kong of $1,557 and $4,275, respectively, are uninsured.

Revenue recognition

Continuing operations

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

The Company has one source of revenue for the respective fiscal years:-

	December 31, 2023	December 31, 2022 (restated)

Sale of advertising service (discontinued operations)	$-	$-

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2023, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2023 and 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Hong Kong dollars (“HKD”) or Hong Kong dollars (“HKD”). For the subsidiaries, whose functional currencies are the HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Translation of amounts from RMB and HKD into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end RMB:US$ exchange rate	N/A	6.8973
Year average RMB:US$ exchange rate	N/A	6.4763
Year-end HK$:US$ exchange rate	7.8091	7.8078
Year average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net earning (loss) per share is computed by dividing net earning (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earning (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2023 and 2022. In a period in which the Company has a net income, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2023	2022
Net income (loss) for basic and diluted attributable to common shareholders	$25,600,338	$(4,127,796)
From continuing operations	25,600,338	(1,745,137)
From discontinued operations	-	(2,382,659)

Weighted average common stock outstanding – basic	1,221,731,458	303,277,856
Weighted average common stock outstanding – diluted	1,221,731,458	303,277,856

Net income (loss) per share of common stock
From continuing operations – basic	$0.02	$(0.01)
From continuing operations – diluted	$0.02	$(0.01)
From discontinued operations – basic	$0.00	$(0.01)
From discontinued operations – diluted	$0.00	$(0.01)

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2023 and 2022 included net loss and unrealized loss from foreign currency translation adjustments.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2023 and 2022.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other receivables, due from related parties, accounts payable and accrued liabilities, accrued interests on promissory notes and amount due to a related party approximate their fair market value based on the short-term maturity of these instruments.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities, available-for-sale	$–	$–	$–	$–

Description	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities, available-for-sale (discontinued)	$2,304,693	$2,304,693	$–	$–

As of December 31, 2023 and 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that is intended to improve the guidance for applying Topic 842 to arrangements between entities under common control. This ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has adopted this pronouncement and had no material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of the adoption of ASU 2024-02 on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations and cash flows.

NOTE 4 –  DISCONTINUED OPERATIONS

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries. As a result of the corporate exercise, the Advertising business met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for discontinued operations. The Advertising business’ results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive Loss and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all years presented.

For the year ended December 31, 2023, the Company recognized a gain of $26,222,555 from disposal of subsidiaries.

The net carrying amounts of the assets and liabilities of this disposal group are included and presented as discontinued operations in the accompanying consolidated financial statements of the Company and are summarized as follows:

	December 31, 2023	December 31, 2022
Current assets
Cash	$-	$(3,004)
Accounts receivable, net	-	178,898
Prepaid expenses and other receivables	-	75,703
Investment in equity instruments	-	3,372,951
Total current assets	-	3,624,548

Property and equipment, net	-	355,324
Intangible assets, net	-	20,805
		376,129
Total assets	-	4,000,677

Liabilities
Current liabilities
Short-term bank loans	-	5,497,669
Accounts payable and accrued liabilities	-	100,137
Advances from customers	-	233,408
Intercompany payables *		2,265,621
Other liabilities, non-current	-	4,785,985

Total liabilities	-	12,882,820

Net assets	$-	$8,882,143

*	Intercompany payables are eliminated upon consolidation.

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2023	2022
Revenues	$-	$317,316
Cost of revenues	-	-
Gross profit	-	317,316
Operating expenses	-	(1,433,535)
Loss from operations	-	(1,116,219)
Total other expenses, net	-	(1,303,189)
Loss from discontinued operations, net of income taxes	$-	$(2,419,408)

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

During the year ended December 31, 2023, the Company converted an aggregate of $57,900 and $35,000 outstanding principal and accrued interest of the Iliad Note into 10,122,221 shares of its common stock.

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

At December 31, 2023, the principal balance of Iliad Note was fully repaid by the redemption into the Company’s common stock. The Company accrued interests on this Iliad Note was $651,530 as at December 31, 2023, which was not paid or settled with the Investor.

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

During the year ended December 31, 2023, the Company converted an aggregate of $112,840 outstanding principal and interest of the 1180 Note into 115,894,959 shares of its common stock.

As at December 31, 2023, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,040 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding principal balance of $1,010,275 as at December 31, 2023. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company receives advances from Chan Tin Chi Family Company Limited which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of December 31, 2023 and 2022, amounts due from related companies were $18,068,304 and nil, respectively.

As of December 31, 2023 and 2022, amounts due to Chan Tin Chi Family Company Limited were $1,506,986 and $1,417,768, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 7 –  STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of December 31, 2023 and 2022, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

Common stock issued for services

During the year ended December 31, 2023, the Company completed the following transactions -

●	the Company issued an aggregate of 24,730,307 shares of common stock to the Board of Directors and Advisory Committee members for the services rendered, at the price of $0.0018 per share. For the year ended December 31, 2023, the Company recorded stock-based service fee of $44,514.

●	the Company issued 200,000,000 shares of common stock to consultants for the consultancy services rendered. For the year ended December 31, 2023, the Company recorded service fee to the consultants at the price of $0.0009 per share, in an aggregate amount of $180,000.

●	the Company issued 350,000,000 shares of common stock to certain staff for the 2023 bonus. For the year ended December 31, 2023, the Company recorded 2023 bonus to the staff at the price of $0.0009 per share, in an aggregate amount of $315,000.

Common stock issued for debt conversion

During the period ended March 31, 2023, the Company issued 158,783,847 shares of its common stock upon conversion of debt (note 5).

In April 2023, the Company issued 58,333,333 shares of its common stock upon conversion of debt (note 5).

As of December 31, 2023 and 2022, the Company had 1,221,731,458 and 429,883,971 shares of common stock issued and outstanding, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up to the date that the consolidated financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Wu Shanna, our chief executive officer, and Lam Ka Man, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. Wu and Ms. Lam concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2023.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2023. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Wu Shanna	34	Chief executive officer and director
Lam Ka Man	42	Chief financial officer
Cheng Wai Yin [2,3]	29	Director
Shao Yuan Guo [1,2,3]	65	Director
Lo Yu Ming [1,2,3]	62	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

Shanna Wu has served as our Chief Executive Officer since March 1, 2023. She has served as our Business Development Manager since 2020 and brings to our Board her deep experience in business development and administration.

Chan Pak Hei Jefferson has served as our Chief Executive Officer and Director since April 14, 2022. He has experiences in companies with multiple industry and regional coverage, and as the co-founder of ECrent Worldwide Company Limited, a company provides a cross-regional sharing economy platform in 2013. Jefferson has a Bachelor of Business Administration in Entrepreneurship from Hult International Business Scjool in Boston, as well as a Bachelor of Business Administration from Webster University in Switzerland. Being the co-founder of ECrent, we believe Jefferson can bring the group forward with his visions in the global sharing economy markets. He resigned as our Chief Executive Officer and Director effective March 1, 2023.

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

The board and its committees held the following number of meetings during 2023:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2023.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2023.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2023 and 2022 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2023 and 2022. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Wu Shanna	2023	-	-	-	-	-
chief executive officer (1)	2022	-	-	-	-	-
Chan Pak Hei Jefferson	2023	25,641	-	44,514	-	70,155
chief executive officer (2)	2022	-	-	-	-	-
Lam Ka Man	2023	9,135	-	207,000	-	216,135
chief financial officer	2022	-	-	-	-	-

(1)	Ms. Wu has been served as our chief executive officer and director since March 1, 2023.
(2)	Mr. Chan served as our chief executive officer and director since April 14, 2022 and resigned effective March 1, 2023.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2023. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Wu Shanna (1)	-	-	-
Chan Pak Hei Jefferson (2)	25,641	44,514	70,155
Shao Yuan Guo	-	-	-
Cheng Wai Yin	-	-	-
Lo Yu Ming	-	-	-

(1)	Been a director since March 1, 2023
(2)	Been a director since April 14, 2022 and resigned effective March 1, 2023

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Lam Ka Man*	100	0.00%
Shao Yuan Guo*	854,701	0.20%
Cheng Wai Yin*	854,701	0.20%
All current officers and directors as a group	1,709,502	0.40%
ECinteract Company Limited	43,368,894	10.09%
Chan Tin Chi Family Company Limited (1)	93,585,201	21.77%
Total	138,663,597	32.26%

*	less than 1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal years shown.

	Years Ended December 31,
Category	2023	2022

Lao Professionals
Audit Fees	$23,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$23,000	$-

Olayinka Oyebola & Co.
Audit Fees	$-	$58,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$-	$58,500

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

Date: April 28, 2026	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Wu Shanna
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

Signature	Title	Date

/s/ Wu Shanna	Chief Executive Officer and Director	April 28, 2026
Wu Shanna	(Principal Executive Officer)

/s/ Lam Ka Man	Chief Financial Officer	April 28, 2026
Lam Ka Man	(Principal Financial and Accounting Officer)

/s/ Cheng Wai Yin	Director	April 28, 2026
Cheng Wai Yin

/s/ Shao Yuan Guo	Director	April 28, 2026
Shao Yuan Guo

/s/ Lo Yu Ming	Director	April 28, 2026
Lo Yu Ming