Form 10-Q
period 2024-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-05-05
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
March 31, 2024

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,008	$1,557
Prepaid expenses and other receivables	10,990	10,992
Due from related parties	18,034,863	18,068,304

Total current assets	18,049,861	18,080,853

Total assets	$18,049,861	$18,080,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible note payable	$1,031,775	$1,031,775
Accounts payable and accrued expenses	744,619	740,029
Amount due to related party	1,522,824	1,506,986
Accrued interests on promissory notes	654,569	654,570

Total current liabilities	3,953,787	3,933,360

Total liabilities	3,953,787	3,933,360

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,731,458 and 1,221,731,458 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,221,732	1,221,732
Additional paid-in capital	68,214,628	68,214,628
Accumulated deficits	(55,467,314)	(55,425,230)
Accumulated other comprehensive income	123,838	133,173
Total stockholders’ equity	14,096,074	14,147,493

Total liabilities and stockholders’ equity	$18,049,861	$18,080,853

See notes to unaudited condensed consolidated financial statements.

  SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative	48,071	35,765

Total operating expenses	48,071	35,765

LOSS FROM OPERATIONS	(48,071)	(35,765)

OTHER INCOME (EXPENSE):
Interest income	-	4
Interest expense	(1)	(34)
Gain on disposal of subsidiaries	-	26,222,555
Foreign exchange gain, net	5,988	19,016

Total other incomes, net	5,987	26,241,541

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(42,084)	26,205,776

Income tax expense	-	-

NET (LOSS) INCOME	$(42,084)	$26,205,776

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(42,084)	$26,205,776
Unrealized foreign currency translation gain (loss)	(9,335)	111,029

Comprehensive (loss) income	$(51,419)	$26,316,805

NET (LOSS) EARNING PER COMMON SHARE:
Net (loss) income per common share - basic	$(0.00)	$0.05
Net (loss) income per common share - diluted	(0.00)	0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,221,731,458	504,479,746
Diluted	1,221,731,458	504,479,746

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended March 31, 2024
	Preferred stock		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2024	3,189,600	$3,190	1,221,731,458	$1,221,732	$68,214,628	$133,173	$(55,425,230)	$14,147,493

Foreign currency translation adjustment	-	-	-	-	-	(9,335)	-	(9,335)
Net loss for the period	-	-	-	-	-	-	(42,084)	(42,084)

Balance as of March 31, 2024	3,189,600	$3,190	1,221,731,458	$1,221,732	$68,214,628	$123,838	$(55,467,314)	$14,096,074

	Three Months Ended March 31, 2023
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficits	Noncontrolling interests	shareholders’ deficit

Balance as of January 1, 2023	3,189,600	$3,190	429,883,971	429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)

Disposal of subsidiaries	-	-	-	-	1,500,231	-	-	897,460	2,397,691
Issuance of shares to convert promissory note	-	-	158,783,847	158,784	11,956	-	-	-	170,740
Foreign currency translation adjustment	-	-	-	-	-	111,029	-	-	111,029
Net income for the period	-	-	-	-	-	-	26,205,776	-	26,205,776

Balance as of March 31, 2023	3,189,600	$3,190	588,667,818	$588,669	$68,273,177	$77,764	$(54,819,792)	$-	$14,123,008

See notes to unaudited condensed consolidated financial statements.

 SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,084)	$26,205,776
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Gain on disposal of subsidiaries	-	(26,222,555)
CASH FLOWS USED IN OPERATING ACTIVITIES	(42,084)	(16,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related party	49,279	(103,252)
Repayment of bank overdrafts	-	(53,531)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:	49,279	(156,783)

Effect of exchange rate changes	(4,744)	147,755

Net change in cash and cash equivalents	2,451	(25,807)

Cash and cash equivalents - beginning of period	1,557	32,772

Cash and cash equivalents - end of period	$4,008	$6,965

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense paid	$-	$-
Tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of convertible notes and accrued interest	$-	$170,740

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a loss of $42,084 for the three months ended March 31, 2024 and suffered from the accumulated deficit of $55,467,314 at that date. The net cash used in operations was approximately $42,084 for the three months ended March 31, 2024. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of March 31, 2024 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2024 and 2023 include the value of stock-based compensation.

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At March 31, 2024 and December 31, 2023, cash balances held in banks in Hong Kong of $4,008 and $1,557, respectively, are uninsured.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of March 31, 2024, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the periods ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end HK$:US$ exchange rate	7.8258	7.8091
Period average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net earning (loss) per share is computed by dividing net earning (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earning (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2024 and 2023. In a period in which the Company has a net income, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net earning (loss) per share:

	Three months ended March 31,
	2024	2023
Net (loss) income	$(42,084)	$26,205,776

Weighted average common stock outstanding – basic	1,221,731,458	504,479,746
Weighted average common stock outstanding – diluted	1,221,731,458	504,479,746

Net (loss) income per common share:
Net (loss) income per common share – basic	$(0.00)	$0.05
Net (loss) income per common share – diluted	$(0.00)	$0.05

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three months ended March 31, 2024 and 2023 included net (loss) income and unrealized gain (loss) from foreign currency translation adjustments.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other receivables, due from related parties, convertible note payable, accounts payable and accrued liabilities, amount due to related party, approximate their fair market value based on the short-term maturity of these instruments.

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

As of March 31, 2024 and December 31, 2023, the Company did not have any non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

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

During the year ended December 31, 2023, the Company converted an aggregate of $92,900 outstanding principal and interest of the Iliad Note into 101,222,221 shares of its common stock.

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

At March 31, 2024, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at March 31, 2024, which was not paid or settled with the Investor.

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

As at March 31, 2024, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,039 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275 as at March 31, 2024. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company receives advances from Chan Tin Chi Family Company Limited, who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of March 31, 2024 and December 31, 2023, amounts due from related companies were $18,034,863 and $18,068,304, respectively.

As of March 31, 2024 and December 31, 2023, amounts due to Chan Tin Chi Family Company Limited were $1,522,824 and $1,506,986, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of March 31, 2024 and December 31, 2023, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of March 31, 2024 and December 31, 2023, the Company had 1,221,731,458 and 1,221,731,458 shares of common stock issued and outstanding, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries. As a result of the corporate exercise, the Advertising business met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for discontinued operations. The Advertising business’ results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the valuation of equity transactions.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months ended March 31,
	2024	2023
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	48,071	35,765
Loss from operations	(48,071)	(35,765)
Total other incomes, net	5,987	26,241,541
(Loss) income from operations before provision for income taxes	(42,084)	26,205,776
Provision for income taxes	-	-
Net (loss) income	$(42,084)	$26,205,776

Revenues.

During the three months ended March 31, 2024 and 2023, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct cost incurred during the three months ended March 31, 2024 and 2023.

Gross profit and gross margin.

No gross profit and gross margin were resulted for the three months ended March 31, 2024 and 2023.

Operating expenses.

For the three months ended March 31, 2024, operating expenses were $48,071, as compared to $35,765 for the three months ended March 31, 2023, an increase of $12,306 or 34.41%, due to the increase in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2024, loss from operations was $48,071 as compared to $35,765 for the three months ended March 31, 2023.

Total other incomes (expenses), net.

Total other incomes (expenses), net includes interest income, interest expense, foreign exchange gain and gain on disposal of subsidiaries. For the three months ended March 31, 2024, total other incomes, net, was $5,987 as compared to total other incomes, net, of $26,241,541 for the three months ended March 31, 2023, a decrease of $26,235,554. The decrease in total other incomes, net, was primarily one-off effect in gain on disposal of subsidiaries in the three months ended March 31, 2023.

(Loss) income from operations before provision for income taxes.

As a result of the foregoing, our loss from operations was $42,084, or $(0.00) per share (basic and diluted), for the three months March 31, 2024, as compared with income from operations of $26,205,776, or $0.05 per share (basic and diluted), for the three months ended March 31, 2023, a change of $26,247,860 or 100.16%.

Income tax provision. No income tax expense was recorded for the three months ended March 31, 2024 and 2023, respectively.

Net (loss) income

As a result of the foregoing, our net loss was $42,084, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2024 as compared with net income $26,205,776, or $0.05 per share (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2024 and December 31, 2023, we had cash balance of $4,008 and $1,557, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2023 to March 31, 2024:

	March 31, 2024	December 31, 2023	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$18,049,861	$18,080,853	$(30,992)	(0.17)%
Total current liabilities	3,953,787	3,933,360	20,427	0.52%
Working capital	$14,096,074	$14,147,493	$(51,419)	(0.36)%

Our working capital has no significant change, as compared to December 31, 2023.

Cash Flows

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2024	2023
Net cash used in operating activities	$(42,084)	$(16,779)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	49,279	(156,783)
Effect of exchange rate changes on cash and cash equivalents	(4,744)	147,755
Net increase (decrease) in cash and cash equivalents	2,451	(25,807)
Cash and cash equivalents at beginning of period	1,557	32,772
Cash and cash equivalents at end of period	$4,008	$6,965

Cash Flow in Operating Activities

Net cash used in operating activities was $42,084 for the three months ended March 31, 2024, and primarily consisted of a net loss of $42,084.

Net cash used in operating activities was $16,779 for the three months ended March 31, 2023, and primarily consisted of a net income of $26,205,776 and gain on disposal of subsidiaries of $26,222,555.

Cash Flow in Investing Activities

There was no investing activities incurred for the three months ended March 31, 2024 and 2023.

Cash Flow in Financing Activities

Net cash flow provided by financing activities was $49,279 for the three months ended March 31, 2024 and primary consisted of advance from related party of $49,279.

Net cash used in financing activities was $156,783 for the three months ended March 31, 2023, and primary consisted of repaid to related party of $103,252 and repaid bank overdrafts of $53,531.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at March 31, 2024.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the period ended March 31, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the period ended March 31, 2024 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: May 5, 2026	By:	/s/ Wu Shanna
Wu Shanna
Chief Executive Officer and
Principal Executive Officer

Date: May 5, 2026	By:	/s/ Lam Ka Man
Lam Ka Man
Chief Financial Officer and
Principal Accounting Officer