Form 10-Q
period 2024-06-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-05-05
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,221,731,458 shares of common stock are issued and outstanding as of March 31, 2026.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2024

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,671	$1,557
Prepaid expenses and other receivables	10,992	10,992
Due from related parties	18,037,405	18,068,304

Total current assets	18,050,068	18,080,853

Total assets	$18,050,068	$18,080,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible note payable, net of unamortized debt discount	$1,031,775	$1,031,775
Accounts payable and accrued expenses	749,229	740,029
Amount due to related party	1,520,939	1,506,986
Accrued interests on promissory notes	654,569	654,570

Total current liabilities	3,956,512	3,933,360

Total liabilities	3,956,512	3,933,360

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,731,458 and 1,221,731,458 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,221,732	1,221,732
Additional paid-in capital	68,214,628	68,214,628
Accumulated deficits	(55,479,497)	(55,425,230)
Accumulated other comprehensive income	133,503	133,173
Total stockholders’ equity	14,093,556	14,147,493

Total liabilities and stockholders’ equity	$18,050,068	$18,080,853

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	6,038	562,442	54,109	598,207

Total operating expenses	6,038	562,442	54,109	598,207

LOSS FROM OPERATIONS	(6,038)	(562,442)	(54,109)	(598,207)

OTHER INCOME (EXPENSE):
Interest income	3	5	3	9
Interest expense	(1)	-	(2)	(34)
Gain on disposal of subsidiaries	-	-	-	26,222,555
Foreign exchange (loss) gain, net	(6,147)	(3,930)	(159)	15,086

Total other (expenses) incomes, net	(6,145)	(3,925)	(158)	26,237,616

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(12,183)	(566,367)	(54,267)	25,639,409

Income tax expense	-	-	-	-

NET (LOSS) INCOME	$(12,183)	$(566,367)	$(54,267)	$25,639,409

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(12,183)	$(566,367)	$(54,267)	$25,639,409
Foreign currency translation gain	9,665	38,972	330	150,001

Comprehensive (loss) income	$(2,518)	$(527,395)	$(53,937)	$25,789,410

NET INCOME (LOSS) PER COMMON SHARE:
Net (loss) income per common share - basic	$(0.00)	$(0.01)	$(0.00)	$0.04
Net (loss) income per common share - diluted	$(0.00)	$(0.01)	$(0.00)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,221,731,458	649,278,674	1,221,731,458	572,175,972
Diluted	1,221,731,458	649,278,674	1,221,731,458	572,175,972

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three and Six months Ended June 30, 2024
	Preferred stock		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$133,173	$(55,425,230)	$14,147,493
Foreign currency translation adjustment	-	-	-	-	-	(9,335)	-	(9,335)
Net loss for the period	-	-	-	-	-	-	(42,084)	(42,084)
Balance as of March 31, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$123,838	$(55,467,314)	$14,096,074
Foreign currency translation adjustment	-	-	-	-	-	9,665	-	9,665
Net loss for the period	-	-	-	-	-	-	(12,183)	(12,183)
Balance as of June 30, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$133,503	$(55,479,497)	$14,093,556

	Three and Six months Ended June 30, 2023
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	shareholders’ equity (deficit)

Balance as of January 1, 2023	3,189,600	$3,190	429,883,971	429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)
Disposal of subsidiaries	-	-	-	-	1,500,231	-	-	897,460	2,397,691
Issuance of shares to convert promissory note	-	-	158,783,847	158,784	11,956	-	-	-	170,740
Foreign currency translation adjustment	-	-	-	-	-	111,029	-	-	111,029
Net income for the period	-	-	-	-	-	-	26,205,776	-	26,205,776
Balance as of March 31, 2023	3,189,600	$3,190	588,667,818	588,669	$68,273,177	$77,764	$(54,819,792)	$-	$14,123,008
Issuance of shares to convert promissory note	-	-	58,333,333	58,333	(23,333)	-	-	-	35,000
Issuance of shares for consultancy service	-	-	200,000,000	200,000	(20,000)	-	-	-	180,000
Issuance of shares for staff’s salaries	-	-	350,000,000	350,000	(35,000)	-	-	-	315,000
Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	19,784	-	-	-	44,514
Foreign currency translation adjustment	-	-	-	-	-	38,972	-	-	38,972
Net loss for the period	-	-	-	-	-	-	(566,367)	-	(566,367)
Balance as of June 30, 2023	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$116,736	$(55,386,159)	$-	$14,170,127

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,267)	$25,639,409
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Gain on disposal of subsidiaries	-	(26,222,555)
Stock-based consultancy fees	-	180,000
Stock-based director’s remuneration	-	44,514
Stock-based staff salaries	-	315,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(54,267)	(43,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment to) related party	44,852	(125,124)
Repayment of bank overdrafts	-	(53,531)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:	44,852	(178,655)

Effect of exchange rate changes	9,529	191,338

Net change in cash and cash equivalents	114	(30,949)

Cash and cash equivalents - beginning of period	1,557	32,772

Cash and cash equivalents - end of period	$1,671	$1,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- Interest expense	$-	$-
- Tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of convertible notes and accrued interest	$-	$205,740

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $54,267 for the six months ending on June 30, 2024 and suffered from the accumulated deficit of $55,479,497 at that date. The net cash used in operations was approximately $54,267 for the six months ended June 30, 2024. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2024, which has been derived from audited financial statements and the unaudited condensed consolidated financial statements for this fiscal quarter, reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

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

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At June 30, 2024 and December 31, 2023, cash balances held in banks in Hong Kong of $1,671 and $1,557, respectively, are uninsured.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of June 30, 2024, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the periods ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end HK$:US$ exchange rate	7.8085	7.7839
Period average HK$:US$ exchange rate,	7.8000	7.8000

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

Basic net earning (loss) per share is computed by dividing net earning (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earning (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and six months ended June 30, 2024 and 2023. In a period in which the Company has a net income, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net earning (loss) per share:

	Three months ended June 30,
	2024	2023
Net loss	$(12,183)	$(566,367)

Weighted average common stock outstanding – basic	1,221,731,458	649,278,674
Weighted average common stock outstanding – diluted	1,221,731,458	649,278,674

Net loss per common share:
Net loss per common share – basic	$(0.00)	$(0.01)
Net loss per common share – diluted	$(0.00)	$(0.01)

	Six months ended June 30,
	2024	2023
Net (loss) income	$(54,267)	$25,639,409

Weighted average common stock outstanding – basic	1,221,731,458	572,175,972
Weighted average common stock outstanding – diluted	1,221,731,458	572,175,972

Net (loss) income per common share:
Net (loss) income per common share – basic	$(0.00)	$0.04
Net (loss) income per common share – diluted	$(0.00)	$0.04

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and six months ended June 30, 2024 and 2023 included net loss and unrealized gain from foreign currency translation adjustments.

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

As of June 30, 2024 and December 31, 2023, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

At June 30, 2024, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at June 30, 2023, which was not paid or settled with the Investor.

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

During the year ended March 31, 2023, the Company converted an aggregate of $112,840 outstanding principal and interest of the 1180 Note into 115,894,959 shares of its common stock.

As at June 30, 2024, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,039 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275 as at June 30, 2024. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company received advances from Chan Tin Chi Family Company Limited, which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of June 30, 2024 and December 31, 2023, amounts due from related companies were $18,037,405 and $18,068,304, respectively.

As of June 30, 2024 and December 31, 2023, amounts due to Chan Tin Chi Family Company Limited were $1,520,939 and $1,506,986, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of June 30, 2024 and December 31, 2023, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of June 30, 2024 and December 31, 2023, the Company had 1,221,731,458 and 1,221,731,458 shares of common stock issued and outstanding, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company finalized the unaudited condensed consolidated financial statements, and concluded that it has nothing to report.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended June 30, 2024 and 2023:

	Three Months ended June 30,
	2024	2023
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	6,038	562,442
Loss from operations	(6,038)	(562,442)
Total other expenses, net	(6,145)	(3,925)
Loss from operations before provision for income taxes	(12,183)	(566,367)
Provision for income taxes	-	-
Net loss	$(12,183)	$(566,367)

Revenues.

No revenues were generated from our sharing economy business for the three months ended June 30, 2024 and 2023, respectively.

Cost of revenues.

No direct costs were incurred during the three months ended June 30, 2024 and 2023, respectively.

Gross profit and gross margin.

No gross profit and gross margin were resulted during the three months ended June 30, 2024 and 2023, as no income generated and direct costs incurred.

Operating expenses.

For the three months ended June 30, 2024, operating expenses were $6,038, as compared to $562,442 for the three months ended June 30, 2023, a decrease of $556,404 or 98.93%, due to decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended June 30, 2024, loss from operations was $6,038 as compared to $562,442 for the three months ended June 30, 2023.

Total other expenses, net.

Total other expenses, net include interest income, interest expense, foreign currency transaction gain (loss) and gain on disposal of subsidiaries. For the three months ended June 30, 2024, total other expenses, net, was $6,145 as compared to $3,925 for the three months ended June 30, 2023, an increase of $2,220, was primarily increase in foreign exchange loss during the three months ended June 30, 2024.

Income tax provision.

No income tax expense was recorded for the three months ended June 30, 2024 and 2023, respectively.

Loss before provision for income taxes.

As a result of the foregoing, our loss from operations was $12,183, or $(0.00) per share (basic and diluted), for the three months March 31, 2024, as compared with loss from continuing operations of $566,367, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2023, a change of $554,184 or 97.85%.

Net loss.

As a result of the foregoing, our net loss was $12,183 or $(0.00) per share (basic and diluted), for the three months ended June 30, 2024 as compared with net loss of $566,367, or $(0.01) in the three months ended June 30, 2023.

Six months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the six months ended June 30, 2024 and 2023:

	Six Months ended June 30,
	2024	2023
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	54,109	598,207
Loss from operations	(54,109)	(598,207)
Total other (expenses) incomes, net	(158)	26,237,616
(Loss) income from operations before provision for income taxes	(54,267)	25,639,409
Provision for income taxes	-	-
Net (loss) income	$(54,267)	$25,639,409

Revenues.

No revenues were generated from our sharing economy business for the six months ended June 30, 2024 and 2023.

Cost of revenues.

No direct costs were incurred during the six months ended June 30, 2024 and 2023.

Gross profit and gross margin.

No gross profit and gross margin were resulted during the six months ended June 30, 2024 and 2023, as no income generated and direct costs incurred.

Operating expenses.

For the six months ended June 30, 2024, operating expenses were $54,109, as compared to $598,207 for the six months ended June 30, 2023, a decrease of $544,098, or 90.95%, due to the decrease in selling, general and administrative expenses.

Loss from operations.

As a result of the factors described above, for the six months ended June 30, 2024, loss from operations was $54,109 as compared to $598,207 for the six months ended June 30, 2023.

Total other incomes (expenses), net.

Total other incomes (expenses), net include interest income, interest expense, foreign exchange gain (loss) and gain on disposal of subsidiaries. For the six months ended June 30, 2024, total other expenses, net, were $158 as compared to total other incomes, net, of $26,237,616 for the six months ended June 30, 2023, a decrease of $26,237,774. The decrease in total other income, net, was primarily related to the one-off event in gain on disposal of subsidiaries in the six months ended June 30, 2023.

Income tax provision.

No income tax expense was recorded for the six months ended June 30, 2024 and 2023, respectively.

Net (loss) income.

As a result of the foregoing, our net loss was $54,267, or $(0.00) per share (basic and diluted), for the six months ended June 30, 2024 as compared with net income $25,639,409, or $0.04 per share (basic and diluted) for the six months ended June 30, 2023.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $1,671 and $1,557, respectively.

The following table sets forth a summary of changes in our working capital from December 31, 2023 to June 30, 2024:

	June 30, 2024	December 31, 2023	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$18,050,068	$18,080,853	$(30,785)	(0.17)%
Total current liabilities	3,956,512	3,933,360	23,152	0.59%
Working capital	$14,093,556	$14,147,493	$(53,937)	(0.38)%

During June 30, 2024, our working capital has no significant changes, as compared to December 31, 2023.

Cash Flows

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months ended
	June 30,
	2024	2023
Net cash used in operating activities	$(54,267)	$(43,632)
Net cash provided by investing activities	$-	$-
Net cash provided by (used in) financing activities	$44,852	$(178,655)
Effect of exchange rate changes on cash and cash equivalents	$9,529	$191,338
Net increase (decrease) in cash and cash equivalents	$114	$(30,949)
Cash and cash equivalents at beginning of period	$1,557	$32,772
Cash and cash equivalents from operations at end of period	$1,671	$1,823

Cash Flow in Operating Activities

Net cash flow used in operating activities was $54,267 for the six months ended June 30, 2024, which consisted of net loss of $54,267.

Net cash flow used in operating activities was $43,632 for the six months ended June 30, 2023, and consisted primarily of a net income of $25,676,159, adjusted for gain on disposal of subsidiaries of $26,259,305, stock-based consultancy fees of $180,000, stock-based director’s remuneration of $44,514 and stock-based staff salaries of $315,000.

Cash Flow in Investing Activities

There were no investing activities for the six months ended June 30, 2024 and 2023.

Cash Flow in Financing Activities

Net cash flow provided by financing activities was $44,852 for the six months ended June 30, 2024, which consisted of $44,852 fund advances from related party.

Net cash flow used in financing activities was $178,655 for the six months ended June 30, 2023, which consisted of $125,124 repayments to related party and repayments of $53,531 bank overdrafts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of June 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective on June 30, 2024.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period ended June 30, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended June 30, 2024 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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