Form 10-Q
period 2024-09-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-05-05
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

September 30, 2024

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,087	$1,557
Prepaid expenses and other receivables	10,995	10,992
Due from related parties	18,049,123	18,068,304
Total current assets	18,064,205	18,080,853

Total assets	$18,064,205	$18,080,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable	$1,031,775	$1,031,775
Accounts payable and accrued expenses	753,851	740,029
Accrued interests on promissory notes	654,569	654,570
Due to related party	1,528,833	1,506,986
Total current liabilities	3,969,028	3,933,360
		-
Total liabilities	3,969,028	3,933,360

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,737,689 and 1,221,731,458 shares issued and outstanding at September 30 2024 and December 31, 2023, respectively	1,221,738	1,221,732
Additional paid-in capital	68,214,622	68,214,628
Accumulated deficits	(55,497,470)	(55,425,230)
Accumulated other comprehensive income	153,097	133,173
Total stockholders’ equity	14,095,177	14,147,493

Total liabilities and stockholders’ equity	$18,064,205	$18,080,853

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	5,501	13,805	59,610	612,012
Total operating expenses	5,501	13,805	59,610	612,012

LOSS FROM OPERATIONS	(5,501)	(13,805)	(59,610)	(612,012)

OTHER (EXPENSE) INCOME:
Interest income	1	1	4	10
Interest expense	(1)	(16)	(3)	(50)
Gain on disposal of subsidiaries	-	-	-	26,222,555
Foreign exchange (loss) gain	(12,472)	(2,026)	(12,631)	13,060
Total other (expenses) incomes, net	(12,472)	(2,041)	(12,630)	26,235,575

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(17,973)	(15,846)	(72,240)	25,623,563
Income tax expense	-	-	-	-

NET (LOSS) INCOME	$(17,973)	$(15,846)	$(72,240)	$25,623,563

COMPREHENSIVE INCOME (LOSS):
Net (loss) income	$(17,973)	$(15,846)	$(72,240)	$25,623,563
Foreign currency translation gain	19,594	3,415	19,924	153,416
Comprehensive income (loss)	$1,621	$(12,431)	$(52,316)	$25,776,979

NET EARNING (LOSS) PER COMMON SHARE:
Net loss per common share - basic	(0.00)	(0.00)	(0.00)	0.03
Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,221,735,251	1,221,731,458	1,221,733,375	791,073,792
Diluted	1,221,735,251	1,221,731,458	1,221,733,375	791,073,792

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three and Nine Months ended September 30, 2024
	Preferred stock		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$133,173	$(55,425,230)	$14,147,493
Foreign currency translation adjustment	-	-	-	-	-	(9,335)	-	(9,335)
Net loss for the period	-	-	-	-	-	-	(42,084)	(42,084)
Balance as of March 31, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$123,838	$(55,467,314)	$14,096,074
Foreign currency translation adjustment	-	-	-	-	-	9,665	-	9,665
Net loss for the period	-	-	-	-	-	-	(12,183)	(12,183)
Balance as of June 30, 2024	3,189,600	$3,190	1,221,731,458	$1,221,732	$68,214,628	$133,503	$(55,479,497)	$14,093,556
Impact from fractional shares	-	-	6,231	6	(6)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	19,594	-	19,594
Net loss for the period	-	-	-	-	-	-	(17,973)	(17,973)
Balance as of September 30, 2024	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$153,097	$(55,497,470)	$14,095,177

	Three and Nine months Ended September 30, 2023
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	equity (deficit)

Balance as of January 1, 2023	3,189,600	$3,190	429,883,971	429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)
Disposal of subsidiaries	-	-	-	-	1,500,231	-	-	897,460	2,397,691
Issuance of shares to convert promissory note	-	-	158,783,847	158,784	11,956	-	-	-	170,740
Foreign currency translation adjustment	-	-	-	-	-	111,029	-	-	111,029
Net income for the period	-	-	-	-	-	-	26,205,776	-	26,205,776
Balance as of March 31, 2023	3,189,600	$3,190	588,667,818	588,669	$68,273,177	$77,764	$(54,819,792)	$-	$14,123,008
Issuance of shares to convert promissory note	-	-	58,333,333	58,333	(23,333)	-	-	-	35,000
Issuance of shares for consultancy service	-	-	200,000,000	200,000	(20,000)	-	-	-	180,000
Issuance of shares for staff’s salaries	-	-	350,000,000	350,000	(35,000)	-	-	-	315,000
Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	19,784	-	-	-	44,514
Foreign currency translation adjustment	-	-	-	-	-	38,972	-	-	38,972
Net loss for the period	-	-	-	-	-	-	(566,367)	-	(566,367)
Balance as of June 30, 2023	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$116,736	$(55,386,159)	$-	$14,170,127
Foreign currency translation adjustment	-	-	-	-	-	3,415		-	3,415
Net loss for the period	-	-	-	-	-	-	(15,846)	-	(15,846)
Balance as of September 30, 2023	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$120,151	$(55,402,005)	$-	$14,157,696

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(72,240)	$25,623,563
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Gain on disposal of subsidiaries	-	(26,222,555)
Stock-based consultancy fees	-	180,000
Stock-based director’s remuneration	-	44,514
Stock-based staff salaries	-	315,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(72,240)	(59,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related party	41,028	(117,450)
Repayment to bank overdrafts	-	(53,531)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:	41,028	(170,981)

Effect of exchange rate changes	33,742	199,353

Net change in cash and cash equivalents	2,530	(31,106)
Cash and cash equivalents - beginning of period	1,557	32,772
Cash and cash equivalents - end of period	$4,087	$1,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- Interest expense paid	$-	$-
- Tax paid	$-	$-

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $72,240 for the nine months ended September 30, 2024 and suffered from the accumulated deficit of $55,497,470 at that date. The net cash used in operations was approximately $72,240 for the nine months ended September 30, 2024. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of September 30, 2024, which has been derived from audited financial statements for the last completed fiscal year and the unaudited condensed consolidated financial statements for this fiscal quarter, reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

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

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2024 and 2023 include valuation allowance of deferred tax assets, and the value of stock-based compensation.

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At September 30, 2024 and December 31, 2023, cash balances held in banks in Hong Kong of $4,087 and $1,557, respectively, are uninsured.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of September 30, 2024, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Hong Kong dollars (“HKD”). For the subsidiaries whose functional currencies are HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss).

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the periods ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end HK$:US$ exchange rate	7.7736	7.8325
Period average HK$:US$ exchange rate,	7.8000	7.8000

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

Basic net earning (loss) per share is computed by dividing net earning (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earning (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and nine months ended September 30, 2024 and 2023. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net earning (loss) per share:

	Three months ended September 30,
	2024	2023
Net loss	$(17,973)	$(15,846)
		-
Weighted average common stock outstanding – basic	1,221,735,251	1,221,731,458
Weighted average common stock outstanding – diluted	1,221,735,251	1,221,731,458

Net loss per common share:
Net loss per common share – basic	$(0.00)	$(0.00)
Net loss per common share – diluted	$(0.00)	$(0.00)

	Nine months ended September 30,
	2024	2023
Net (loss) income	$(72,240)	$25,623,563

Weighted average common stock outstanding – basic	1,221,733,375	791,073,792
Weighted average common stock outstanding – diluted	1,221,733,375	791,073,792

Net (loss) income per common share:
Net (loss) income per common share – basic	$(0.00)	$0.03
Net (loss) income per common share – diluted	$(0.00)	$0.03

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

As of September 30, 2024 and December 31, 2023, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

At September 30, 2024, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at September 30, 2024, which was not paid or settled with the Investor.

 1800 DIAGONAL LENDING, LLC

On July 7, 2023, pursuant to a securities purchase agreement, the Company closed a private placement of securities with 1800 DIAGONAL LENDING, LLC (“1800”) pursuant to which 1800 purchased the Convertible Promissory Note (“1800 Note”) in the original principal amount of $54,250. The 1800 Note is convertible into shares of the common stock of the Company at a price equal to 65% of the average closing prices for the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The 1800 Note bears interest at 8% per annum and is due on July 7, 2024.

On August 31, 2023, pursuant to a securities purchase agreement, the Company closed a private placement of securities with 1800 pursuant to which 1800 purchased the 1800 Note in the original principal amount of $54,250. The 1800 Note is convertible into shares of the common stock of the Company at a price equal to 65% of the average closing prices for the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The 1800 Note bears interest at 8% per annum and is due on August 31, 2024.

During the year ended December 31, 2023, the Company converted an aggregate of $112,840 outstanding principal and interest of the 1180 Note into 115,894,959 shares of its common stock.

As at September 30, 2024, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,039 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275 as at September 30, 2024. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company received advances from Chan Tin Chi Family Company Limited, which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of September 30, 2024 and December 31, 2023, amounts due from related companies were $18,049,123 and $18,068,304, respectively.

As of September 30, 2024 and December 31, 2023, amounts due to Chan Tin Chi Family Company were $1,528,833 and $1,506,986, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of September 30, 2024 and December 31, 2023, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of September 30, 2024 and December 31, 2023, the Company had 1,221,737,689 and 1,221,731,458 shares of common stock issued and outstanding, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company finalized the unaudited condensed consolidated financial statements, and concluded that it has nothing to report.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended September 30, 2024 and 2023:

	Three Months ended September 30,
	2024	2023
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	5,501	13,805
Loss from operations	(5,501)	(13,805)
Total other expenses, net	(12,472)	(2,041)
Loss before provision for income taxes	(17,973)	(15,846)
Provision for income taxes	-	-
Net loss	$(17,973)	$(15,846)

Revenues.

During the three months ended September 30, 2024, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct costs were incurred during the three months ended September 30, 2024 and 2023, respectively.

Gross profit and gross margin.

No gross profit and gross margin were resulted for the three months ended September 30, 2024 and 2023, respectively.

Operating expenses.

For the three months ended September 30, 2024, operating expenses were $5,501, as compared to $13,805 for the three months ended September 30, 2023, a decrease of $8,304 or 60.15%, due to decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended September 30, 2024, loss from operations was $5,501 as compared to $13,805 for the three months ended September 30, 2023.

Total other expenses, net.

For the three months ended September 30, 2024, total other expenses, net, were $12,472 as compared to other expense, net, of $2,041 for the three months ended September 30, 2023, an increase of $10,431. The increase in other income, net, was primarily increase in foreign exchange loss in the three months ended September 30, 2024.

Income tax provision.

No income tax expense was recorded for the three months ended September 30, 2024 and 2023, respectively.

Net loss.

As a result of the foregoing, our net loss was $17,973, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2024, as compared with net loss of $15,846, or $(0.00) in the three months ended September 30, 2023.

Nine months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the nine months ended September 30, 2024 and 2023:

	Nine Months ended September 30,
	2024	2023
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	59,610	612,012
Loss from operations	(59,610)	(612,012)
Total other (expenses) incomes, net	(12,630)	26,235,575
(Loss) income before provision for income taxes	(72,240)	25,623,563
Provision for income taxes	-	-
Net (loss) income	$(72,240)	$25,623,563

Revenues.

During the nine months ended September 30, 2024 and 2023, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct costs were incurred during the nine months ended September 30, 2024 and 2023.

Gross profit and gross margin.

No gross profit and gross margin were resulted during the nine months ended September 30, 2024 and 2023, as no income generated and direct costs incurred.

Operating expenses.

For the nine months ended September 30, 2024, operating expenses were $59,610, as compared to $612,012 for the nine months ended September 30, 2023, a decrease of $552,402 or 90.26%, due to a decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the nine months ended September 30, 2024, loss from operations was $59,610 as compared to $612,012 for the nine months ended September 30, 2023.

Total other (expenses) incomes, net.

Other incomes (expenses) includes interest income, interest expense, foreign exchange gain (loss), gain on disposal of subsidiaries, and other income. For the nine months ended September 30, 2024, total other expenses, net, were $12,630 as compared to other income, net, of $26,235,575 for the nine months ended September 30, 2023, a decrease of $26,222,945. The decrease in other expenses, net, was primarily related to the one-off event in gain on disposal of subsidiaries for the nine months ended September 30, 2023.

Income tax provision.

No income tax expense was recorded for the nine months ended September 30, 2024 and 2023, respectively.

Net (loss) income.

As a result of the foregoing, our net loss was $72,240, or $(0.00) per share (basic and diluted), for the nine months ended September 30, 2024, as compared with net income of $25,623,563, or $0.03 per share (basic and diluted) for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $4,087 and $1,557, respectively.

The following table sets forth a summary of changes in our working capital from December 31, 2023 to September 30, 2024:

	September 30, 2024	December 31, 2023	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$18,064,205	$18,080,853	$(16,648)	(0.09)%
Total current liabilities	3,969,028	3,933,360	35,668	0.91%
Working capital	$14,095,177	$14,147,493	$(52,316)	(0.37)%

Working Capital. Total working capital as of September 30, 2024 was approximately $14.1 million, as compared to approximately $14.1 million as of December 31, 2023. The working capital remained stable.

Cash Flows

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months ended
	September 30,
	2024	2023
Net cash used in operating activities	$(72,240)	$(59,478)
Net cash provided by investing activities	$-	$-
Net cash provided by (used in) financing activities	$41,028	$(170,981)
Effect of exchange rate changes on cash and cash equivalents	$33,742	$199,353
Net increase (decrease) in cash and cash equivalents	$2,530	$(31,106)
Cash and cash equivalents at beginning of period	$1,557	$32,772
Cash and cash equivalents at end of period	$4,087	$1,666

Cash Flow in Operating Activities

Net cash used in operating activities was $72,240 for the nine months ended September 30, 2024, and primarily consisted of a net loss of $72,240.

Net cash used in operating activities was $59,478 for the nine months ended September 30, 2023, and consisted primarily of a net income of $25,623,563, gain on disposal of subsidiaries of $26,222,555, stock-based consultancy fees of $180,000, stock-based director’s remuneration of $44,514 and stock-based staff salaries of $315,000.

Cash Flow in Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2024 and 2023.

Cash Flow in Financing Activities

Net cash flow provided by financing activities was $41,028 for the nine months ended September 30, 2024, which consisted of $41,028 received fund advances from related party.

Net cash flow used in financing activities was $170,981 for the nine months ended September 30, 2023, which consisted of $117,450 repayments to related party and repayments of $53,531 bank overdrafts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including Anthony Che Chung Chan, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of September 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective on September 30, 2024.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period ended September 30, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended September 30, 2024 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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