Form 10-K
period 2024-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-05-05
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,221,731,689 shares of common stock are outstanding as of March 31, 2026.

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

On January 1, 2023, The Group disposed of its interests in VUL group (excluding Vantage Ultimate Limited and Sharing Economy Investment Limited) as part of a broader legal and operational reorganisation of its corporate structure. As a result of these transactions, the Group ceased to control these entities as of that date, and they have been deconsolidated from the Group’s consolidated financial statements. The disposals formed part of a group restructuring initiative designed to streamline the Group’s operations and optimise its portfolio of businesses.

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

Overview

Summary Financial Information

The tables and information below are derived from our audited consolidated financial statements as of December 31, 2024 and 2023.

	December31, 2024	December31, 2023
Financial Summary
Cash and Cash Equivalents	$1,554	$1,557
Total Assets	18,065,751	18,080,853
Total Liabilities	3,978,136	3,933,360
Total Stockholders’ Equity	$14,087,615	$14,147,493

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

Employees

As of December 31, 2024, we had two employees and several consultants who are engaged with us either individually or as a business entity.

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

Risks Related to Our Business

For the year ended December 31, 2024, we incurred net loss of $85,528, we cannot assure you that our income will continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a net loss of $85,528 for the year ended December 31, 2024. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2024 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred one-off income from disposal of subsidiaries and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss incurred on 2024, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2024, we had no outstanding short-term bank loans due to the disposal of the subsidiaries.

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

	2024		2023
	High	Low	High	Low
First quarter	$0.0001	$0.0001	$0.0009	$0.0009
Second quarter	$0.0001	$0.0001	$0.0008	$0.0008
Third quarter	$0.0001	$0.0001	$0.0001	$0.0001
Fourth quarter	$0.0001	$0.0000	$0.0001	$0.0000

On January 26, 2026, the last sale price of our common stock as reported by OTC Markets was $0.0001 per share.

Shareholders

As of December 31, 2024, we had approximately 1,243 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2024, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during financial year ended December 31, 2024 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2024 and 2023. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We reported a net loss of $85,528 and net income of $25,600,338 for the years ended December 31, 2024 and 2023, respectively. We had current assets of $18,065,751 and current liabilities of $3,978,136 as of December 31, 2024. As of December 31, 2023, our current assets and current liabilities were $18,080,853 and $3,933,360, respectively.

Our financial statements for the years ended December 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

RESULTS OF OPERATIONS

Years Ended December 31, 2024 and 2023

The following table sets forth the results of our continuing operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenues	-	-
Cost of revenues	-	-
Gross profit	-	-
Operating expense	69,251	627,107
Loss from operations	(69,251)	(627,107)
Total other (expenses) incomes, net	(16,277)	26,227,445
(Loss) income before provision for income taxes	(85,528)	25,600,338
Provision for income taxes	-	-
Net (loss) income	$(85,528)	$25,600,338

Revenues. During ended December 31, 2024 and 2023, we recognized no revenues from our sharing economy business.

Cost of revenues. No direct costs were incurred in both the years ended December 31, 2024 and 2023.

Gross profit and gross margin. No gross profit and gross margin were resulted for the years ended December 31, 2024 and 2023 as no revenue generated and costs incurred.

Operating expenses. For the year ended December 31, 2024 operating expenses were $69,251 as compared to $627,107 for the year ended December 31, 2023, a decrease of approximately $557,856, or 88.96% due to decrease in selling, general and administrative expense.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2024, loss from operations was $69,251, as compared to approximately $627,107 for the year ended December 31, 2023. The amount decreased mainly due to decrease in selling, general and administrative expense during the year.

Total other (expenses) incomes, net. Total other expenses, net of other incomes, including interest income, interest expense, and loss on foreign exchange, was $16,277 for the year ended December 31, 2024. As compared to the year ended December 31, 2023, total other incomes, net, amounted to $26,227,445 mainly consisted of interest income, interest expense, loss on foreign exchange, and gain on disposal of subsidiaries.

Income tax provision.  No income tax expense was recorded for the years ended December 31, 2024 and 2023, respectively.

Net (loss) income. As a result of the foregoing, our net loss was $85,528 for the year ended December 31, 2024, as compared with net income of $25,600,338 for the year ended December 31, 2023, a decrease of $25,685,866 or 100.33%. The amount decreased mainly due to one-off transaction recognized in gain on disposal of subsidiaries in 2023.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2024 and 2023, we had cash balance of $1,554 and $1,557, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2023 to December 31, 2024:

	December 31, 2024	December 31, 2023	Change	Percentage Change
Working capital:
Total current assets	$18,065,751	$18,080,853	$(15,102)	(0.08)%
Total current liabilities	3,978,136	3,933,360	44,776	1.14%
Working capital	$14,087,615	$14,147,493	$(59,878)	(0.42)%

Our working capital decreased from $14,147,493 at December 31, 2023 to $14,087,615 at December 31, 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the years as indicated:

	For the Years Ended December 31,
	2024	2023

Net Cash Used in Operating Activities	$(85,528)	$(82,703)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	36,852	(170,101)
Effect of Exchange Rate Changes in Cash and Cash Equivalents	48,673	221,589
Cash and Cash Equivalents at Beginning of Year	1,557	32,772
Cash and Cash Equivalents at End of Year	$1,554	$1,557

Cash Flow in Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $85,528, which consisted of net loss of $85,528 for the year.

For the year ended December 31, 2023, net cash used in operating activities was $82,703, which consisted of net income of the year, stock-based consultancy fee, stock-based director's remuneration and stock-based staff salaries, offset by gain of disposal of the subsidiaries.

Cash Flow in Investing Activities

For the years ended December 31, 2024 and 2023, we had no cash flows in investing activities.

Cash Flow in Financing Activities

Net cash provided by financing activities was $36,852 for the year ended December 31, 2024, which consisted of $36,852 fund advances from related party.

Net cash used in financing activities of $170,101 for the year ended December 31, 2023, which consisted of $116,570 repayments to related party and repayments of $53,531 bank overdraft.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be similar as 2023. As of December 31, 2024, we had an accumulated deficit of $55,510,758. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2024, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible note payable (1)	1,031,775	-	-	-	-
Total	$1,031,775	-	-	$-	$-

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2024 and 2023, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries are Hong Kong dollars (“HKD”). For the subsidiaries, whose functional currencies are HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Income (loss) per share of common stock

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

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2024 and 2023 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 -	Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 -	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2024 and 2023.

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

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sharing Economy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International, Inc. (the ‘Company’) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

May 5, 2026

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2024	2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,554	$1,557
Prepaid expenses and other receivables	10,997	10,992
Due from related parties	18,053,200	18,068,304

Total current assets	18,065,751	18,080,853

Total assets	$18,065,751	$18,080,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible note payable, net of unamortized debt discount	1,031,775	1,031,775
Accounts payable and accrued expenses	763,058	740,029
Accrued interests on promissory notes	654,569	654,570
Amount due to related party	1,528,734	1,506,986

Total current liabilities	3,978,136	3,933,360

Total liabilities	3,978,136	3,933,360

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at December 31, 2024 and 2023, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,737,689 and 1,221,731,458 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,221,738	1,221,732
Additional paid-in capital	68,214,622	68,214,628
Accumulated deficits	(55,510,758)	(55,425,230)
Accumulated other comprehensive income	158,823	133,173
Total stockholders’ equity	14,087,615	14,147,493

Total liabilities and stockholders’ equity	$18,065,751	$18,080,853

 See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2024	2023

REVENUES	$-	-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expense	69,251	627,107

Total operating expenses	69,251	627,107

LOSS FROM OPERATIONS	(69,251)	(627,107)

OTHER (EXPENSE) INCOME:
Interest income	5	11
Interest expense	(3)	(52)
Gain on disposal of subsidiaries	-	26,222,555
Foreign exchange gain (loss)	(16,279)	4,931

Total other (expenses) incomes, net	(16,277)	26,227,445

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(85,528)	25,600,338

Income taxes provision	-	-

NET (LOSS) INCOME	$(85,528)	25,600,338

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(85,528)	25,600,338
Foreign currency translation adjustment	25,650	166,438

Comprehensive (loss) income	$(59,878)	25,766,776

NET (LOSS) INCOME PER COMMON SHARE:
Net (loss) income per common share - basic	(0.00)	0.02
Net (loss) income per common share - diluted	$(0.00)	0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,221,733,977	1,221,731,458
Diluted	1,221,733,977	1,221,731,458

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31, 2024
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other		Non	Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficits	controlling interests	shareholders’ equity

Balance as of January 1, 2024	3,189,600	$3,190	1,221,731,458	$1,221,732	$68,214,628	$133,173	$(55,425,230)	$-	$14,147,493

Impact from fractional shares	-	-	6,231	6	(6)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	25,650	-	-	25,650
Net loss for the year	-	-	-	-	-	-	(85,528)	-	(85,528)
Balance as of December 31, 2024	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$158,823	$(55,510,758)	$-	$14,087,615

	Year Ended December 31, 2023
	Equity attributable to SEII shareholders
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non	Total shareholders’
	Number of shares	Amount	Number of shares	Amount	paid-in capital	(loss) income	Accumulated deficits	controlling interests	equity (deficit)

Balance as of January 1, 2023	3,189,600	$3,190	429,883,971	$429,885	$66,760,990	$(33,265)	$(81,025,568)	$(897,460)	$(14,762,228)

Disposal of subsidiaries	-	-	-	-	1,500,231	-	-	897,460	2,397,691
Issuance of shares for redemption of promissory note	-	-	217,117,180	217,117	(11,377)	-	-	-	205,740
Issuance of shares for consultancy services	-	-	200,000,000	200,000	(20,000)	-	-	-	180,000
Issuance of shares for director’s remuneration	-	-	24,730,307	24,730	19,784	-	-	-	44,514
Issuance of shares for staff salaries	-	-	350,000,000	350,000	(35,000)				315,000
Foreign currency translation adjustment	-	-	-	-	-	166,438	-	-	166,438
Net income for the year	-	-	-	-	-	-	25,600,338	-	25,600,338
Balance as of December 31, 2023	3,189,600	$3,190	1,221,731,458	$1,221,732	$68,214,628	$133,173	$(55,425,230)	$-	$14,147,493

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(85,528)	$25,600,338
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Gain on disposal of subsidiaries	-	(26,222,555)
Stock-based director’s remuneration	-	44,514
Stock-based consultancy fee	-	180,000
Stock-based staff salaries	-	315,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(85,528)	(82,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	36,852	(116,570)
Repayment of bank overdraft	-	(53,531)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	36,852	(170,101)

Effect of exchange rate changes	48,673	221,589

Net decrease in cash and cash equivalents	(3)	(31,215)

Cash and cash equivalents - beginning of year	1,557	32,772

Cash and cash equivalents - end of year	$1,554	$1,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- Interest expense paid	$-	$-
- Tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for redemption of convertible notes and accrued interest	$-	$205,740

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $85,528 for the year ended December 31, 2024. The net cash used in operations was approximately $85,528 for the year ended December 31, 2024. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2024 is referred to as “fiscal 2024”, and the year ended December 31, 2023 is referred to as “fiscal 2023”.

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the years ended December 31, 2024 and 2023 include the allowance for doubtful accounts on accounts and other receivables and assumptions used in assessing the value of stock-based compensation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At December 31, 2024 and 2023, cash balances held in banks in Hong Kong of $1,554 and $1,557, respectively, are insured.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2024, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2024 and 2023, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is Hong Kong dollars (“HKD”). For the subsidiaries and affiliates, whose functional currencies are HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss).

The Company did not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end HK$:US$ exchange rate	7.7634	7.8091
Year average HK$:US$ exchange rate	7.8000	7.8000

Earning (Loss) Per Share of Common Stock

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net earning (loss) per share is computed by dividing net earning (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earning (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2024 and 2023. In a period in which the Company has a net income (loss), all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Years Ended December 31,
	2024	2023
Net (loss) income	$(85,528)	$25,600,338
Weighted average common stock outstanding – basic	1,221,733,977	1,221,731,458
Weighted average common stock outstanding – diluted	1,221,733,977	1,221,731,458

Net (loss) income per share of common stock
Net (loss) income per share of common stock – basic	$(0.00)	$0.02
Net (loss) income per share of common stock – diluted	$(0.00)	$0.02

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2024 and 2023 included net income (loss) and unrealized gain from foreign currency translation adjustments.

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

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 -	Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 -	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2024 and 2023.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other receivables, convertible note payable, accounts payable and accrued liabilities, accrued interests on promissory notes and amount due to a related party approximate their fair market value based on the short-term maturity of these instruments.

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

As of December 31, 2024 and 2023, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

At December 31, 2024, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at December 31, 2024, which was not paid or settled with the Investor.

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

As at December 31, 2024, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,039 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275 at December 31, 2024. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company received advances from Chan Tin Chi Family Company Limited which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of December 31, 2024 and 2023, amounts due from related companies were $18,053,200 and $18,068,304, respectively.

As of December 31, 2024 and 2023, amounts due to Chan Tin Chi Family Company Limited were $1,528,734 and $1,506,986, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of December 31, 2024 and 2023, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,450,000,000 shares of common stock with a par value of $0.001 per share.

As of December 31, 2024 and 2023, the Company had 1,221,737,689 and 1,221,731,458 shares of common stock issued and outstanding, respectively.

NOTE 7 – CONCENTRATIONS

Customers

For the years ended December 31, 2024 and 2023, there are no customers representing more than 10% of the Company’s revenue.

Suppliers

For the years ended December 31, 2024 and 2023, there are no vendors representing more than 10% of the Company’s purchase.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Wu Shanna, our chief executive officer, and Lam Ka Man, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. Wu and Ms. Lam concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2024.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2024. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2024 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Wu Shanna	35	Chief executive officer and director
Lam Ka Man	43	Chief financial officer
Cheng Wai Yin [2,3]	30	Director
Shao Yuan Guo [1,2,3]	65	Director
Lo Yu Ming [1,2,3]	63	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

Shanna Wu has served as our Chief Executive Officer since March 1, 2023. She has served as our Business Development Manager since 2020 and brings to our Board her deep experience in business development and administration.

Chan Pak Hei Jefferson has served as our Chief Executive Officer and Director since April 14, 2022. He has experiences in companies with multiple industry and regional coverage, and as the co-founder of ECrent Worldwide Company Limited, a company provides a cross-regional sharing economy platform in 2013. Jefferson has a Bachelor of Business Administration in Entrepreneurship from Hult International Business School in Boston, as well as a Bachelor of Business Administration from Webster University in Switzerland. Being the co-founder of ECrent, we believe Jefferson can bring the group forward with his visions in the global sharing economy markets. He resigned as our Chief Executive Officer effective March 1, 2023.

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

The board and its committees held the following number of meetings during 2024:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2024.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2024.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2024 and 2023 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2024 and 2023. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Wu Shanna	2024	-	-	-	-	-
chief executive officer (1)	2023	-	-	-	-	-

Chan Pak Hei Jefferson	2024	-	-	-	-	-
chief executive officer (2)	2023	25,641	-	44,514	-	70,155

Lam Ka Man	2024	-	-	-	-	-
chief financial officer	2023	9,135	-	207,000	-	216,135

(1)	Ms. Wu has been served as our chief executive officer and director since March 1, 2023.

(2)	Mr. Chan resigned as our chief executive officer and director effective March 1, 2023.

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2024. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Wu Shanna	-	-	-
Cheng Wai Yin	-	-	-
Shao Yuan Guo	-	-	-
Lo Yu Ming	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Lam Ka Man	230,000,100	18.83%
Shao Yuan Guo*	854,701	0.07%
Cheng Wai Yin*	854,701	0.07%
All current officers and directors as a group	231,709,502	18,97%
ECinteract Company Limited	43,368,894	3.55%
Chan Tin Chi Family Company Limited (1)	91,404,044	7.48%
Total	366,482,440	30.00%

*	less than 1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Lao Professionals for the fiscal years shown.

	Years Ended December 31,
Category	2024	2023

Lao Professional Services
Audit Fees	$23,000	$23,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$23,000	$23,000

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

Date: May 5, 2026	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Wu Shanna
Wu Shanna, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Wu Shanna as her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Wu Shanna	Chief Executive Officer and Director	May 5, 2026
Wu Shanna	(Principal Executive Officer)

/s/ Lam Ka Man	Chief Financial Officer	May 5, 2026
Lam Ka Man	(Principal Financial and Accounting Officer)

/s/ Shao Yuan Guo	Director	May 5, 2026
Shao Yuan Guo

/s/ Cheng Wai Yin	Director	May 5, 2026
Cheng Wai Yin

/s/ Lo Yu Ming	Director	May 5, 2026
Lo Yu Ming