Form 10-Q
period 2025-09-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-05-08
CIK 819926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2025

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024 (Audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three And Nine Months Ended September 30, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three And Nine Months Ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,062	$1,554
Prepaid expenses and other receivables	10,995	10,997
Due from related parties	18,045,387	18,053,200
Total current assets	18,061,444	18,065,751

Total assets	$18,061,444	$18,065,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable	$1,031,775	$1,031,775
Accounts payable and accrued expenses	776,845	763,058
Accrued interests on promissory notes	654,569	654,569
Due to related party	1,529,673	1,528,734
Total current liabilities	3,992,862	3,978,136

Total liabilities	3,992,862	3,978,136

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,737,689 and 1,221,737,689 shares issued and outstanding at September 30 2025 and December 31, 2024, respectively	1,221,738	1,221,738
Additional paid-in capital	68,214,622	68,214,622
Accumulated deficits	(55,525,806)	(55,510,758)
Accumulated other comprehensive income	154,838	158,823
Total stockholders’ equity	14,068,582	14,087,615

Total liabilities and stockholders’ equity	$18,061,444	$18,065,751

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	4,850	5,501	15,042	59,610
Total operating expenses	4,850	5,501	15,042	59,610

LOSS FROM OPERATIONS	(4,850)	(5,501)	(15,042)	(59,610)

OTHER EXPENSE:
Interest income	-	1	-	4
Interest expense	(1)	(1)	(6)	(3)
Foreign exchange loss	-	(12,472)	-	(12,631)

Total other expenses, net	(1)	(12,472)	(6)	(12,630)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,851)	(17,973)	(15,048)	(72,240)
Income tax expense	-	-	-	-

NET LOSS	$(4,851)	$(17,973)	$(15,048)	$(72,240)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(4,851)	$(17,973)	$(15,048)	$(72,240)
Foreign currency translation adjustment	13,553	19,594	(3,985)	19,924
Comprehensive income (loss)	$8,702	$1,621	$(19,033)	$(52,316)

NET EARNING (LOSS) PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	1,221,737,689	1,221,735,251	1,221,737,689	1,221,733,375

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three and Nine Months ended September 30, 2025
	Preferred stock		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2025	3,189,600	$3,190	1,221,737,689	1,221,738	$68,214,622	$158,823	$(55,510,758)	$14,087,615
Foreign currency translation adjustment	-	-	-	-	-	(2,867)	-	(2,867)
Net loss for the period	-	-	-	-	-	-	(5,224)	(5,224)
Balance as of March 31, 2025	3,189,600	$3,190	1,221,737,689	1,221,738	$68,214,622	$155,956	$(55,515,982)	$14,079,524
Foreign currency translation adjustment	-	-	-	-	-	(14,671)	-	(14,671)
Net loss for the period	-	-	-	-	-	-	(4,973)	(4,973)
Balance as of June 30, 2025	3,189,600	$3,190	1,221,731,458	1,221,738	$68,214,622	$141,285	$(55,520,955)	$14,059,880
Foreign currency translation adjustment	-	-	-	-	-	13,553	-	13,553
Net loss for the period	-	-	-	-	-	-	(4,851)	(4,851)
Balance as of September 30, 2025	3,189,600	$3,190	1,221,737,689	1,221,738	$68,214,622	$154,838	$(55,525,806)	$14,068,582

	Three and Nine Months ended September 30, 2024
	Preferred stock		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$133,173	$(55,425,230)	$14,147,493
Foreign currency translation adjustment	-	-	-	-	-	(9,335)	-	(9,335)
Net loss for the period	-	-	-	-	-	-	(42,084)	(42,084)
Balance as of March 31, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$123,838	$(55,467,314)	$14,096,074
Foreign currency translation adjustment	-	-	-	-	-	9,665	-	9,665
Net loss for the period	-	-	-	-	-	-	(12,183)	(12,183)
Balance as of June 30, 2024	3,189,600	$3,190	1,221,731,458	1,221,732	$68,214,628	$133,503	$(55,479,497)	$14,093,556
Impact from fractional shares	-	-	6,231	6	(6)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	19,594		19,594
Net loss for the period	-	-	-	-	-	-	(17,973)	(17,973)
Balance as of September 30, 2024	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$153,097	$(55,497,470)	$14,095,177

 See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,048)	$(72,240)
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,048)	(72,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	8,752	41,028
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	8,752	41,028

Effect of exchange rate changes	9,804	33,742

Net change in cash and cash equivalents	3,508	2,530
Cash and cash equivalents - beginning of period	1,554	1,557
Cash and cash equivalents - end of period	$5,062	$4,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- Interest expense paid	$-	$-
- Tax paid	$-	$-

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company reported a net loss of approximately $15,048 for the nine months ended September 30, 2025 and suffered from the accumulated deficit of $55,525,806 at that date. The net cash used in operations was approximately $15,048 for the nine months ended September 30, 2025. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of September 30, 2025, which has been derived from audited financial statements for the last completed fiscal year and the unaudited condensed consolidated financial statements for this fiscal quarter, reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025 or for any future period.

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

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At September 30, 2025 and December 31, 2024, cash balances held in banks in Hong Kong of $5,062 and $1,554, respectively, are insured.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of September 30, 2025, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the periods ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HK$:US$ exchange rate	7.7829	7.7736
Period average HK$:US$ exchange rate,	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three and nine months ended September 30, 2025 and 2024. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net earning (loss) per share:

	Three months ended September 30,
	2025	2024
Net loss	$(4,851)	$(17,973)

Weighted average common stock outstanding – basic and diluted	1,221,737,689	1,221,735,251

Net loss per common share:
Net loss per common share – basic and diluted	$(0.00)	$(0.00)

	Nine months ended September 30,
	2025	2024
Net loss	$(15,048)	$(72,240)

Weighted average common stock outstanding – basic and diluted	1,221,737,689	1,221,733,375

Net loss per common share:
Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 included net loss and unrealized gain (loss) from foreign currency translation adjustments.

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

As of September 30, 2025 and December 31, 2024, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

At September 30, 2025, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at September 30, 2025, which was not paid or settled with the Investor.

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

As at September 30, 2025, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,039 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275 as at September 30, 2025. At the date of filing, both parties have not reached into the mutual agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company received advances from Chan Tin Chi Family Company Limited, which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of September 30, 2025 and December 31, 2024, amounts due from related companies were $18,045,387 and $18,053,200, respectively.

As of September 30, 2025 and December 31, 2024, amounts due to Chan Tin Chi Family Company were $1,529,673 and $1,528,734, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of September 30, 2025 and December 31, 2024, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of September 30, 2025 and December 31, 2024, the Company had 1,221,737,689 and 1,221,737,689 shares of common stock issued and outstanding, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through the date the Company finalized the unaudited condensed consolidated financial statements, and concluded that it has nothing to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective January 1, 2023, the Company approved and completed the internal corporate restructuring actions to streamline, right-size and optimize specific organizational structure by disposing of several subsidiaries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensd consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months ended September 30,
	2025	2024
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	4,850	5,501
Loss from operations	(4,850)	(5,501)
Total other expenses, net	(1)	(12,472)
Loss before provision for income taxes	(4,851)	(17,973)
Provision for income taxes	-	-
Net loss	$(4,851)	$(17,973)

Revenues.

During the three months ended September 30, 2025, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct costs were incurred during the three months ended September 30, 2025 and 2024, respectively.

Gross profit and gross margin.

No gross profit and gross margin were resulted for the three months ended September 30, 2025 and 2024, respectively.

Operating expenses.

For the three months ended September 30, 2025, operating expenses were $4,850, as compared to $5,501 for the three months ended September 30, 2024, a decrease of $651 or 11.83%, due to decrease in selling, general and administrative expenses.

Loss from operations.

As a result of the factors described above, for the three months ended September 30, 2025, loss from operations was $4,850 as compared to $5,501 for the three months ended September 30, 2024.

Total other expenses, net.

For the three months ended September 30, 2025, total other expenses, net, were $1 as compared to $12,472 for the three months ended September 30, 2024, a decrease of $12,471. The decrease in other expenses, net, was primarily decrease in foreign exchange in the three months ended September 30, 2025.

Income tax provision.

No income tax expense was recorded for the three months ended September 30, 2025 and 2024, respectively.

Net loss.

As a result of the foregoing, our net loss was $4,851, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2025, as compared with net loss of $17,973, or $(0.00) per share (basic and diluted) for the three months ended September 30, 2024.

Nine months ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the nine months ended September 30, 2025 and 2024:

	Nine Months ended September 30,
	2025	2024
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	15,042	59,610
Loss from operations	(15,042)	(59,610)
Total other expenses, net	(6)	(12,630)
Loss before provision for income taxes	(15,048)	(72,240)
Provision for income taxes	-	-
Net loss	$(15,048)	$(72,240)

Revenues.

During the nine months ended September 30, 2025 and 2024, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct costs were incurred during the nine months ended September 30, 2025 and 2024.

Gross profit and gross margin.

No gross profit and gross margin were resulted during the nine months ended September 30, 2025 and 2024, as no income generated and direct costs incurred.

Operating expenses.

For the nine months ended September 30, 2025, operating expenses were $15,042, as compared to $59,610 for the nine months ended September 30, 2024, a decrease of $44,568 or 74.77%, due to a decrease in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the nine months ended September 30, 2025, loss from operations was $15,042 as compared to $59,610 for the nine months ended September 30, 2024.

Total other expenses, net.

Other expenses include the interest expense. For the nine months ended September 30, 2025, total other expenses, net, were $6 as compared to total other expenses, net, of $12,630 for the nine months ended September 30, 2024, an decrease of $12,354. The decrease in total other incomes, net, was primarily related to the decrease in the changes in foreign currency transaction for the nine months ended September 30, 2025.

Income tax provision.

No income tax expense was recorded for the nine months ended September 30, 2025 and 2024, respectively.

Net loss.

As a result of the foregoing, our net loss was $15,048, or $(0.00) per share (basic and diluted), for the nine months ended September 30, 2025, as compared with net loss of $72,240, or $(0.00) per share (basic and diluted) for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $5,062 and $1,554, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2024 to September 30, 2025:

	September 30, 2025	December 31, 2024	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$18,061,444	$18,065,751	$(4,307)	(0.02)%
Total current liabilities	3,992,862	3,978,136	14,726	0.37%
Working capital	$14,068,582	$14,087,615	$(19,033)	(0.14)%

During September 30, 2025, our working capital has no significant changes, as compared to December 31, 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months ended
	September 30,
	2025	2024
Net cash used in operating activities	$(15,048)	$(72,240)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	8,752	41,028
Effect of exchange rate changes on cash and cash equivalents	9,804	33,742
Net increase in cash and cash equivalents	3,508	2,530
Cash and cash equivalents at beginning of period	1,554	1,557
Cash and cash equivalents at end of period	$5,062	$4,087

Cash Flow in Operating Activities

Net cash used in operating activities was $15,048 for the nine months ended September 30, 2025, and primarily consisted of a net loss of $15,048.

Net cash used in operating activities was $72,240 for the nine months ended September 30, 2024, and primarily consisted of a net loss of $72,240.

Cash Flow in Investing Activities

There were no cash flows in investing activities for the nine months ended September 30, 2025 and 2024.

Cash Flow in Financing Activities

Net cash flow provided by financing activities was $8,752 for the nine months ended September 30, 2025, which consisted of $8,752 fund advances from related party.

Net cash flow provided by financing activities was $41,028 for the nine months ended September 30, 2024, which consisted of $41,028 fund advances from related party.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including Wu Shanna, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of September 30, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective on September 30, 2025.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period ended September 30, 2025 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period ended September 30, 2025 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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