Form 10-K
period 2025-12-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-05-08
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $42,845.

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

Overview

Summary Financial Information

The tables and information below are derived from our audited consolidated financial statements as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Financial Summary
Cash and Cash Equivalents	$263,147	$1,554
Total Assets	18,320,261	18,065,751
Total Liabilities	4,260,812	3,978,136
Total Stockholders’ Equity	$14,059,449	$14,087,615

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

Intellectual Property

We develop and own all intellectual properties and knowhow to develop and operate the whole ECrent.com platform, which is fully owned and controlled by the group.

Employees

As of December 31, 2025, we had two employees and several consultants who are engaged with us either individually or as a business entity.

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

Risks Related to Our Business

For the year ended December 31, 2025, we incurred net loss of $24,388, we cannot assure you that our income will continue and we believe that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we reported a net loss of $24,388 for the year ended December 31, 2025. Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or generate positive cash flow, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

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

Our independent auditors have indicated in their report on our December 31, 2025 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We incurred one-off income from disposal of subsidiaries and revenues decreased significantly. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. We cannot provide assurance that we will ultimately achieve profitable operations or continue to be cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for twelve months from the date of this report.

We will require additional funds to expand our operations.

In view of both our decline in revenues, our loss incurred in 2025, and in connection with any expansion projects for our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe are sufficient to enable us to expand our business. If we are unable to generate cash flow from operations and obtain necessary bank or other financing to pay for significant capital or operational expenses, we may be unable to finance our business, which may impair our ability to operate profitably. Because of our stock price and the worldwide economic situation, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to expanse or business and remain profitable.

We rely on short term financing to fund our operations.

We have historically financed our operations through short-term bank loans, which have been refinanced upon maturity. At December 31, 2025, we had no outstanding short-term bank loans due to the disposal of the subsidiaries.

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

	2025		2024
	High	Low	High	Low
First quarter	$0.0001	$0.0001	$0.0009	$0.0009
Second quarter	$0.0001	$0.0001	$0.0008	$0.0008
Third quarter	$0.0001	$0.0001	$0.0001	$0.0001
Fourth quarter	$0.0001	$0.0000	$0.0001	$0.0000

On January 26, 2026, the last sale price of our common stock as reported by OTC Markets was $0.0001 per share.

Shareholders

As of December 31, 2025, we had approximately 1,245 record holders of our common stock.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plan not approved by security holders	-	$-	-

In September 2016, the Company’s board of directors adopted, and in November 2016, the stockholders approved the Company’s 2016 long-term incentive plan, which covers 125,000 shares of common stock. As of December 31, 2025, there were no shares of common stock available for issuance pursuant to the 2016 plan.

We did not have any equity compensation plans that were not approved by stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the fiscal year ended December 31, 2025 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2025 and 2024. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We reported a net loss of $24,383 and $85,528 for the years ended December 31, 2025 and 2024, respectively. We had current assets of $18,320,261 and current liabilities of $4,260,812 as of December 31, 2025. As of December 31, 2024, our current assets and current liabilities were $18,065,751 and $3,978,136, respectively.

Our financial statements for the years ended December 31, 2025 and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

RESULTS OF OPERATIONS

Years Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expense	24,383	69,251
Loss from operations	(24,383)	(69,251)
Total other expenses, net	(5)	(16,277)
Loss before provision for income taxes	(24,388)	(85,528)
Provision for income taxes	-	-
Net loss	$(24,388)	$(85,528)

Revenues. During the years ended December 31, 2025 and 2024, we recognized no revenues from our sharing economy business.

Cost of revenues. No direct costs were incurred in both the years ended December 31, 2025 and 2024.

Gross profit and gross margin. No gross profit and gross margin were resulted for the years ended December 31, 2025 and 2024 as no revenue generated and costs incurred.

Operating expenses. For the year ended December 31, 2025 operating expenses were $24,383 as compared to $69,251 for the year ended December 31, 2024, a decrease of approximately $44,868, or 64.79% due to decrease in selling, general and administrative expense.

Loss from operations. As a result of the factors described above, for the year ended December 31, 2025, loss from operations was $24,383, as compared to approximately $69,251 for the year ended December 31, 2024. The amount decreased mainly due to decrease in selling, general and administrative expense during the year.

Total other expenses, net. Total other expenses, net of other expenses, including interest income, interest expense, and loss on foreign exchange, was $5 for the year ended December 31, 2025. As compared to the year ended December 31, 2024, total other expenses, net, amounted to $16,277 mainly consisted of interest income, interest expense and loss on foreign exchange.

Income tax provision.  No income tax expense was recorded for the years ended December 31, 2025 and 2024, respectively.

Net loss. As a result of the foregoing, our net loss was $24,388 for the year ended December 31, 2025, as compared with net loss of $85,528 for the year ended December 31, 2024, a decrease of $61,140 or 71.49%. The amount decreased mainly due to decrease in selling, general and administrative expense during the year.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2025 and 2024, we had cash balance of $263,147 and $1,554, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2024 to December 31, 2025:

	December 31, 2025	December 31, 2024	Change	Percentage Change
Working capital:
Total current assets	$18,320,261	$18,065,751	$254,510	1.41%
Total current liabilities	4,260,812	3,978,136	282,676	7.11%
Working capital	$14,059,449	$14,087,615	$(28,166)	(0.2)%

Our working capital decreased from $14,087,615 at December 31, 2024 to $14,059,449 at December 31, 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the years as indicated:

	For the Years Ended December 31,
	2025	2024

Net Cash Used in Operating Activities	$(24,388)	$(85,528)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by Financing Activities	266,768	36,852
Effect of Exchange Rate Changes in Cash and Cash Equivalents	19,213	48,673
Cash and Cash Equivalents at Beginning of Year	1,554	1,557
Cash and Cash Equivalents at End of Year	$263,147	$1,554

Cash Flow in Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $24,388, which consisted of net loss of $24,388 for the year.

For the year ended December 31, 2024, net cash used in operating activities was $85,528, which consisted of net loss of $85,528 for the year.

Cash Flow in Investing Activities

For the years ended December 31, 2025 and 2024, we had no cash flows in investing activities.

Cash Flow in Financing Activities

For the year ended December 31, 2025, net cash flow provided by financing activities was $266,768, which consisted of $400,000 from issuance of promissory note and $133,232 repayments to related party.

For the year ended December 31, 2025, net cash provided by financing activities was $36,852, which consisted of $36,852 fund advances from related party.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash to be expended in 2026 to be similar as 2025. As of December 31, 2025, we had an accumulated deficit of $55,535,146. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2025, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Convertible note payable	1,431,775	-	-	-	-
Total	$1,431,775	-	-	$-	$-

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2025 and 2024, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2025 and 2024 included net loss and unrealized (loss) gain from foreign currency translation adjustments.

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

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 -	Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 -	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2025 and 2024.

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

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sharing Economy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sharing Economy International, Inc. (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

May 7th, 2026

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2025	2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$263,147	$1,554
Prepaid expenses and other receivables	10,995	10,997
Due from related parties	18,046,119	18,053,200

Total current assets	18,320,261	18,065,751

Total assets	$18,320,261	$18,065,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible note payable, net of unamortized debt discount	1,431,775	1,031,775
Accounts payable and accrued expenses	786,047	763,058
Accrued interests on promissory notes	654,569	654,569
Amount due to related party	1,388,421	1,528,734

Total current liabilities	4,260,812	3,978,136

Total liabilities	4,260,812	3,978,136

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 issued and outstanding at December 31, 2025 and 2024, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,737,689 and 1,221,737,689 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,221,738	1,221,738
Additional paid-in capital	68,214,622	68,214,622
Accumulated deficits	(55,535,146)	(55,510,758)
Accumulated other comprehensive income	155,045	158,823
Total stockholders’ equity	14,059,449	14,087,615

Total liabilities and stockholders’ equity	$18,320,261	$18,065,751

 See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2025	2024

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expense	24,383	69,251

Total operating expenses	24,383	69,251

LOSS FROM OPERATIONS	(24,383)	(69,251)

OTHER EXPENSE:
Interest income	1	5
Interest expense	(6)	(3)
Foreign exchange gain (loss)	-	(16,279)

Total other incomes (expenses), net	(5)	(16,277)

LOSS BEFORE PROVISION FOR INCOME TAXES	(24,388)	(85,528)

Income taxes provision	-	-

NET LOSS	$(24,388)	$(85,528)

COMPREHENSIVE LOSS:
Net loss	$(24,388)	$(85,528)
Foreign currency translation adjustment	(3,778)	25,650

Comprehensive loss	$(28,166)	$(59,878)

NET LOSS PER COMMON SHARE:
Net loss per common share - basic	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,221,737,689	1,221,733,977
Diluted	1,221,737,689	1,221,733,977

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

	Year Ended December 31, 2025
	Preferred stock		Common stock			Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	other comprehensive income	Accumulated deficits	Total shareholders’ equity

Balance as of January 1, 2025	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$158,823	$(55,510,758)	$14,087,615

Foreign currency translation adjustment	-	-	-	-	-	(3,778)	-	(3,778)
Net loss for the year	-	-	-	-	-	-	(24,388)	(24,388)
Balance as of December 31, 2025	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$155,045	$(55,535,146)	$14,059,449

	Year Ended December 31, 2024
	Preferred stock		Common stock			Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	other comprehensive income	Accumulated deficits	Total shareholders’ equity

Balance as of January 1, 2024	3,189,600	$3,190	1,221,731,458	$1,221,732	$68,214,628	$133,173	$(55,425,230)	$14,147,493

Impact from fractional shares	-	-	6,231	6	(6)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	25,650	-	25,650
Net loss for the year	-	-	-	-	-	-	(85,528)	(85,528)
Balance as of December 31, 2024	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$158,823	$(55,510,758)	$14,087,615

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,388)	$(85,528)
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,388)	(85,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advances from related party	(133,232)	36,852
Proceeds from issue of promissory note	400,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	266,768	36,852

Effect of exchange rate changes	19,213	48,673

Net increase (decrease) in cash and cash equivalents	261,593	(3)

Cash and cash equivalents - beginning of year	1,554	1,557

Cash and cash equivalents - end of year	$263,147	$1,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- Interest expense paid	$-	$-
- Tax paid	$-	$-

See notes to consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

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

On December 10, 2025, the Company and Light Across, Inc. (“Light Across”) entered into a Memorandum of Agreement (the “Agreement”), whereby the two companies entered into the plan for Light Across to purchase SEII’s convertible promissory note in the total amount of US$1,000,000.

NOTE 2 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $24,388 for the year ended December 31, 2025 and suffered from the accumulated deficit of $55,535,146 at that date. The net cash used in operations was approximately $24,388 for the year ended December 31, 2025. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for the next twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

The Company is on a fiscal year ending December 31; as such the year ended December 31, 2025 is referred to as “fiscal 2025”, and the year ended December 31, 2024 is referred to as “fiscal 2024”.

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Name of Entity	Relationship to Us	Nature of Business
Vantage Ultimate Limited (“Vantage”), a British Virgin Island (“BVI”) company	100% owned by us	Holding company
Sharing Economy Investment Limited (“Sharing Economy”), a BVI company	100% owned by Vantage	Holding company and provision of management services.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At December 31, 2025 and 2024, cash balances held in banks in Hong Kong of $263,147 and $1,554, respectively, are insured.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2025, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2025 and 2024, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Year-end HK$:US$ exchange rate	7.7810	7.7634
Year average HK$:US$ exchange rate	7.8000	7.8000

Loss Per Share of Common Stock

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the years ended December 31, 2025 and 2024. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2025	2024
Net loss	$(24,388)	$(85,528)
Weighted average common stock outstanding – basic	1,221,737,689	1,221,733,977
Weighted average common stock outstanding – diluted	1,221,737,689	1,221,733,977

Net loss per share of common stock
Net loss per share of common stock – basic	$(0.00)	$(0.00)
Net loss per share of common stock – diluted	$(0.00)	$(0.00)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2025 and 2024 included net loss and unrealized loss from foreign currency translation adjustments.

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

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 -	Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 -	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company did not measure these assets at fair value at December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

This debt instrument includes embedded components including a put option. The Company evaluated these embedded components to determine whether they are embedded derivatives within the scope of ASC 815 that should be separately carried at fair value. ASC 815-15-25-1 provides guidance on when an embedded component should be separated from its host instrument and accounted for separately as a derivative. Based on this analysis, the Company believes that the put option is clearly and closely related to the debt instrument and does not meet the definition of a derivative. Accordingly, in connection with this Iliad Note, the Company recorded a debt discount for (a) the original issue discount of $150,000 (b) the relative fair value of the warrants issued of $152,490 and (c) legal fees and other fees paid in connection with the Iliad Note aggregating $45,018 paid on 2018. There is no beneficial conversion feature on this Iliad Note. The debt discount shall be accreted on a straight line basis over the term of this Iliad Note.

At December 31, 2025, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at December 31, 2025, which was not paid or settled with the Investor.

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

As at December 31, 2025, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,039 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275, as at December 31, 2025. At the date of filing, both parties have not reached into the mutual agreement and no interest accrued during the year.

Light Across, Inc.

On December 10, 2025, pursuant to a Note Purchase Agreement, whereby the Company issued a note to Light Across, Inc. (“Light Across Note”) in the principal amount of $400,000. The Light Across Note is convertible into shares of the common stock of the Company at a price equal to 70% of the average closing prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Light Across Note bears interest at 6% per annum and is due on June 30, 2026.

As at December 31, 2025, the Company had the outstanding principal balance of $400,000 under the Light Across Note.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company received advances from Chan Tin Chi Family Company Limited which is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of December 31, 2025 and 2024, amounts due from related companies were $18,046,119 and $18,053,200, respectively.

As of December 31, 2025 and 2024, amounts due to Chan Tin Chi Family Company Limited were $1,388,421 and $1,528,734, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of December 31, 2025 and 2024, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of December 31, 2025 and 2024, the Company had 1,221,737,689 and 1,221,737,689 shares of common stock issued and outstanding, respectively.

NOTE 7 – SEGMENT INFORMATION

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

The key measures of segment profit or loss reviewed by the CODM is selling, general and administrative expenses. The CODM reviewed selling, general and administrative expenses to measure and monitor stockholder value. Selling, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews the operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Wu Shanna, our chief executive officer, and Lam Ka Man, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. Wu and Ms. Lam concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2025.

Due to our size and nature, particularly in view of the reduced scope of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible, and we continue to rely on third parties for a significant portion of the preparation of our financial statements. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2025. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2025 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our current directors and executive officers are:

Name	Age	Position
Wu Shanna	36	Chief executive officer and director
Lam Ka Man	44	Chief financial officer
Cheng Wai Yin [2,3]	31	Director
Shao Yuan Guo [1,2,3]	66	Director
Lo Yu Ming [1,2,3]	63	Director

[1]	Member of the audit committee.

[2]	Member of the compensation committee.

[3]	Member of the corporate governance/ nominating committee.

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

The board and its committees held the following number of meetings during 2025:

Board of directors	4
Audit committee	4
Compensation committee	1
Nomination committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors had no meetings during 2025.

Compensation Committee Interlocks and Insider Participation

Aside from his service as director, no member of our compensation committee had any relationship with us as of December 31, 2025.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2025 and 2024 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2025 and 2024. No other executive officer received compensation equal or exceeding $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Wu Shanna	2025	-	-	-	-	-
chief executive officer	2024	-	-	-	-	-

Lam Ka Man	2025	-	-	-	-	-
chief financial officer	2024	-	-	-	-	-

Compensation of Directors

We do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our current directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his or her services as a director and committee member for 2025. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Wu Shanna	-	-	-
Cheng Wai Yin	-	-	-
Shao Yuan Guo	-	-	-
Lo Yu Ming	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of the filing date of this report, by:

●	each current director;

●	each current officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Lam Ka Man	230,000,100	18.83%
Shao Yuan Guo*	854,701	0.07%
Cheng Wai Yin*	854,701	0.07%
All current officers and directors as a group	231,709,502	18.97%
ECinteract Company Limited	43,368,894	3.55%
Chan Tin Chi Family Company Limited (1)	91,404,044	7.48%
Total	366,482,440	30.00%

*	less than 1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Lao Professionals for the fiscal years shown.

	Years Ended December 31,
Category	2025	2024

Audit Fees	$23,000	$23,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$23,000	$23,000

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

Date: May 7, 2026	SHARING ECONOMY INTERNATIONAL INC.

	By:	/s/ Wu Shanna
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

Signature	Title	Date

/s/ Wu Shanna	Chief Executive Officer and Director	May 7, 2026
Wu Shanna	(Principal Executive Officer)

/s/ Lam Ka Man	Chief Financial Officer	May 7, 2026
Lam Ka Man	(Principal Financial and Accounting Officer)

/s/ Ping Kee Lau	Director	May 7, 2026
Ping Kee Lau

/s/ Shao Yuan Guo	Director	May 7, 2026
Shao Yuan Guo

/s/ Cheng Wai Yin	Director	May 7, 2026
Cheng Wai Yin

/s/ Lo Yu Ming	Director	May 7, 2026
Lo Yu Ming