Form 10-Q
period 2026-03-31
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-05-12
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

March 31, 2026

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$111,273	$263,147
Prepaid expenses and other receivables	5,351	10,995
Due from related parties	18,046,943	18,046,119

Total current assets	18,163,567	18,320,261

Total assets	$18,163,567	$18,320,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible note payable, net of unamortized debt discount	$1,430,065	$1,431,775
Accounts payable and accrued expenses	745,647	786,047
Accrued interests on promissory notes	661,933	654,569
Amount due to related party	1,363,803	1,388,421

Total current liabilities	4,201,448	4,260,812

Total liabilities	4,201,448	4,260,812

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized; 3,189,600 and 3,189,600 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized; 1,221,737,689 and 1,221,737,689 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,221,738	1,221,738
Additional paid-in capital	68,214,622	68,214,622
Accumulated deficits	(55,632,476)	(55,535,146)
Accumulated other comprehensive income	155,045	155,045
Total stockholders’ equity	13,962,119	14,059,449

Total liabilities and stockholders’ equity	$18,163,567	$18,320,261

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative	89,955	5,224

Total operating expenses	89,955	5,224

LOSS FROM OPERATIONS	(89,955)	(5,224)

OTHER EXPENSE:
Interest expense	(7,364)	-
Foreign exchange loss, net	(11)	-

Total other expenses, net	(7,375)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(97,330)	(5,224)

Income tax expense	-	-

NET LOSS	$(97,330)	$(5,224)

COMPREHENSIVE LOSS:
Net loss	$(97,330)	$(5,224)
Foreign currency translation adjustment	-	(2,867)

Comprehensive loss	$(97,330)	$(8,091)

NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	(0.00)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,221,737,689	1,221,737,689

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
	Preferred stock		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2026	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$155,045	$(55,535,146)	$14,059,449

Net loss for the period	-	-	-	-	-	-	(97,330)	(97,330)

Balance as of March 31, 2026	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$155,045	$(55,632,476)	$13,962,119

	Three Months Ended March 31, 2025
	Preferred stock		Common stock		Additional	Accumulated other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2025	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$158,823	$(55,510,758)	$14,087,615

Foreign currency translation adjustment	-	-	-	-	-	(2,867)	-	(2,867)
Net loss for the period	-	-	-	-	-	-	(5,224)	(5,224)

Balance as of March 31, 2025	3,189,600	$3,190	1,221,737,689	$1,221,738	$68,214,622	$155,956	$(55,515,982)	$14,079,524

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,330)	$(5,224)
Changes in operating assets and liabilities:
Decrease in prepayment	3,934	-
Decrease in accounts payable and accrued expenses	(40,400)	-
Increase in accrued interests on promissory notes	7,364	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(126,432)	(5,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advance from related parties	(25,442)	5,596
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(25,442)	5,596

Effect of exchange rate changes	-	1,726

Net change in cash and cash equivalents	(151,874)	2,098

Cash and cash equivalents - beginning of period	263,147	1,554

Cash and cash equivalents - end of period	$111,273	$3,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- Interest expense paid	$-	$-
- Tax paid	$-	$-

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company reported a loss of $97,330 for the three months ended March 31, 2026 and suffered from the accumulated deficit of $55,632,476 at that date. The net cash used in operations was approximately $126,432 for the three months ended March 31, 2026. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of March 31, 2026 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2026 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At March 31, 2026 and December 31, 2025, cash balances held in banks in Hong Kong of $111,273 and $263,147, respectively, of which approximately $61,620 was subject to credit risk.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of March 31, 2026, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the periods ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Period-end HK$:US$ exchange rate	7.8343	7.7774
Period average HK$:US$ exchange rate	7.8000	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the three months ended March 31, 2026 and 2025. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended March 31,
	2026	2025
Net loss	$(97,330)	$(5,224)

Weighted average common stock outstanding – basic and diluted	1,221,737,689	1,221,737,689

Net loss per common share:
Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2026 and 2025 included net loss and unrealized loss from foreign currency translation adjustments.

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

As of March 31, 2026 and December 31, 2025, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

At March 31, 2026, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at March 31, 2026, which was not paid or settled with the Investor.

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

As at March 31, 2026, the Company had the outstanding principal balance of $21,500 and accrued interest of $3,039 under the 1800 Note.

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,008,565, as at March 31, 2026. At the date of filing, both parties have not reached into the mutual agreement and no interest accrued during the period.

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

As at March 31, 2026, the Company had the outstanding principal balance of $400,000 and accrued interest of $7,364 under the Light Across Note.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, the Company receives advances from Chan Tin Chi Family Company Limited, who is the major shareholder of the Company for working capital purposes. These advances are non-interest bearing and are payable on demand.

As of March 31, 2026 and December 31, 2025, amounts due from related companies were $18,046,943 and $18,046,119, respectively.

As of March 31, 2026 and December 31, 2025, amounts due to Chan Tin Chi Family Company Limited were $1,363,803 and $1,388,421, respectively.

The amounts are unsecured, interest-free and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of March 31, 2026 and December 31, 2025, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,400,000,000 shares of common stock with a par value of $0.001 per share.

As of March 31, 2026 and December 31, 2025, the Company had 1,221,737,689 and 1,221,737,689 shares of common stock issued and outstanding, respectively.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes selling, general and administrative expenses and included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company has adopted this pronouncement and had no material impact on its unaudited condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the three months ended March 31, 2026 and 2025:

	Three Months ended March 31,
	2026	2025
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	89,955	5,224
Loss from operations	(89,955)	(5,224)
Total other expenses, net	(7,375)	-
Loss from operations before provision for income taxes	(97,330)	(5,224)
Provision for income taxes	-	-
Net loss	$(97,330)	$(5,224)

Revenues.

During the three months ended March 31, 2026 and 2025, we recognized no revenues from our sharing economy business.

Cost of revenues.

No direct costs were incurred during the three months ended March 31, 2026 and 2025.

Gross profit and gross margin.

No gross profit and gross margin were resulted for the three months ended March 31, 2026 and 2025.

Operating expenses.

For the three months ended March 31, 2026, operating expenses were $89,955, as compared to $5,224 for the three months ended March 31, 2025, an increase of $84,731 or 1621.96%, due to the increase in selling, general and administrative expense.

Loss from operations.

As a result of the factors described above, for the three months ended March 31, 2026, loss from operations was $89,955 as compared to $5,224 for the three months ended March 31, 2025.

Total Other expenses, net.

Total other expenses, net include interest expense and foreign exchange loss, net. For the three months ended March 31, 2026, total other expenses, net, were $7,375 as compared to $0 for the three months ended March 31, 2024, an increase of $7,375. The increase in total other expenses, net, was primarily due to the increase in the interest expense and foreign exchange translation difference.

Income tax provision.

No income tax expense was recorded for the three months ended March 31, 2026 and 2025, respectively.

Net loss

As a result of the foregoing, our net loss was $97,330, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2026 as compared with net loss $5,224, or $(0.00) per share (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2026 and December 31, 2025, we had cash balance of $111,273 and $263,147, respectively. These funds are located in financial institutions mainly located in Hong Kong.

The following table sets forth a summary of changes in our working capital from December 31, 2025 to March 31, 2026:

	March 31, 2026	December 31, 2025	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$18,163,567	$18,320,261	$(156,694)	(0.86)%
Total current liabilities	4,201,448	4,260,812	(59,364)	(1.39)%
Working capital	$13,962,119	$14,059,449	$(97,330)	(0.69)%

Our working capital has no significant change, as compared to December 31, 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2026	2025
Net cash used in operating activities	$(126,432)	$(5,224)
Net cash used in investing activities	-	-
Net cash (used in) provided by financing activities	(25,442)	5,596
Effect of exchange rate changes on cash and cash equivalents	-	1,726
Net increase in cash and cash equivalents	(151,874)	2,098
Cash and cash equivalents at beginning of period	263,147	1,554
Cash and cash equivalents at end of period	$111,273	$3,652

Cash Flow in Operating Activities

Net cash used in operating activities was $126,432 for the three months ended March 31, 2026, and primarily consisted of a net loss of $97,330, decrease of $40,400 in accounts payable and accrued expenses, offset by decrease of $3,934 in prepayment and increase of $7,364 in accrued interest on promissory notes.

Net cash used in operating activities was $5,224 for the three months ended March 31, 2025, primarily consisted of a net loss of $5,224.

Cash Flow in Investing Activities

There were no cash flows in investing activities for the three months ended March 31, 2026 and 2025.

Cash Flow in Financing Activities

Net cash flow used in financing activities was $25,442 for the three months ended March 31, 2026, which primarily consisted of $25,442 repayment to related parties.

Net cash flow provided by financing activities was $5,596 for the three months ended March 31, 2025, which primarily consisted of $5,596 fund advance from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Wu Shanna, our chief executive officer, and Ka Man Lam, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the management concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of March 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management identified material weaknesses related to (i) Lack of segregation of duties within accounting functions, (ii) Lack of accounting expertise in US GAAP, and (iii) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Our internal controls over financial reporting were not effective at March 31, 2026.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the period ended March 31, 2026 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the period ended March 31, 2026 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

SHARING ECONOMY INTERNATIONAL INC.

Date: May 12, 2026	By:	/s/ Wu Shanna
Wu Shanna
Chief Executive Officer and
Principal Executive Officer

Date: May 12, 2026	By:	/s/ Lam Ka Man
Lam Ka Man
Chief Financial Officer and
Principal Accounting Officer