Form 10-Q
period 2026-06-30
SHARING ECONOMY INTERNATIONAL INC.
filed 2026-08-14
CIK 819926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 001-34591

SHARING ECONOMY INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0648920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9205 Country Club Drive

Farmington Hills, Michigan 48221

 (Address of principal executive offices, zip code)

(248) 971-9325

 (Registrant’s telephone number, including area code)

___________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2026, there were 6,248,548,045 shares of common stock, $0.001 par value per share, outstanding.

SHARING ECONOMY INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Sharing Economy International Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, climate change, pandemics, political changes, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2026	2025
	(Unaudited) USD	USD
Assets
Current Assets
Cash and cash equivalents	3,583	263,147
Prepaid expenses	5,351	10,995
Other receivables	16,682,117	-
Due from related parties	-	18,046,119
Total current assets	16,691,051	18,320,261

TOTAL ASSETS	16,691,051	18,320,261

Liabilities and shareholders’ equity
Current liabilities
Convertible note payable, net of unamortized debt discount	1,410,065	1,431,775
Accounts payable and accrued expenses	713,397	786,047
Accrued interests on promissory notes	667,917	654,569
Due to related parties	-	1,388,421
Total current liabilities	2,791,379	4,260,812

TOTAL LIABILITIES	2,791,379	4,260,812

Commitments and contingencies (note 7)	-	-

Shareholders’ equity
Preferred stock, Series A $0.001 par value; 50,000,000 shares authorized, 3,189,600 and 3,189,600 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,190	3,190
Common stock $0.001 par value; 7,450,000,000 shares authorized, 1,249,709,717 and 1,221,737,689 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,249,710	1,221,738
Additional paid-in capital	68,206,650	68,214,622
Accumulated deficit	(55,714,923)	(55,535,146)
Accumulated other comprehensive income	155,045	155,045
TOTAL SHAREHOLDERS’ EQUITY	13,899,672	14,059,449

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,691,051	18,320,261

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	(76,464)	(4,968)	(166,419)	(10,192)
Loss from operations	(76,464)	(4,968)	(166,419)	(10,192)

Other income (expense), net
Interest expense, net	(5,984)	(5)	(13,348)	(5)
Foreign exchange loss, net	-	-	(11)	-
Sundry income	1	-	1	-
Total other income (expense), net	(5,983)	(5)	(13,358)	(5)

Loss before income taxes	(82,447)	(4,973)	(179,777)	(10,197)
Provision for income taxes	-	-	-	-
Net Loss	(82,447)	(4,973)	(179,777)	(10,197)

Other comprehensive income:
Foreign currency translation adjustments	-	(14,671)	-	(17,538)

Comprehensive loss
Comprehensive losses attributable to shareholders	(82,447)	(19,644)	(179,777)	(27,735)

Net loss per common share:
Net loss per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding
Basic and diluted	1,249,709,717	1,221,737,689	1,249,709,717	1,221,737,689

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three and Six months Ended June 30, 2026
						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2026	3,189,600	3,190	1,221,737,689	1,221,738	68,214,622	155,045	(55,535,146)	14,059,449
Net loss for the period	-	-	-	-	-	-	(97,330)	(97,330)
Balance as of March 31, 2026	3,189,600	3,190	1,221,737,689	1,221,738	68,214,622	155,045	(55,632,476)	13,962,119
Issuance of shares for redemption of promissory note	-	-	27,972,028	27,972	(7,972)	-	-	20,000
Net loss for the period	-	-	-	-	-	-	(82,447)	(82,447)
Balance as of June 30, 2026	3,189,600	3,190	1,249,709,717	1,249,710	68,206,650	155,045	(55,714,923)	13,899,672

	Three and Six months Ended June 30, 2025
						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Number of shares	Amount	Number of shares	Amount	paid-in capital	comprehensive income	Accumulated deficits	shareholders’ equity

Balance as of January 1, 2025	3,189,600	3,190	1,221,737,689	1,221,738	68,214,622	158,823	(55,510,758)	14,087,615
Foreign currency translation adjustments	-	-	-	-	-	(2,867)	-	(2,867)
Net loss for the period	-	-	-	-	-	-	(5,224)	(5,224)
Balance as of March 31, 2025	3,189,600	3,190	1,221,737,689	1,221,738	68,214,622	155,956	(55,515,982)	14,079,524
Foreign currency translation adjustments	-	-	-	-	-	(14,671)	-	(14,671)
Net loss for the period	-	-	-	-	-	-	(4,973)	(4,973)
Balance as of June 30, 2025	3,189,600	3,190	1,221,737,689	1,221,738	68,214,622	141,285	(55,520,955)	14,059,880

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	USD	USD
Cash flows from operating activities:
Net loss	(179,777)	(10,197)
Changes in operating assets and liabilities
Decrease in prepayment	3,934	-
Decrease in account payable and accrued expenses	(72,650)	-
Increase in accrued interests on convertible notes	13,348	-
Net cash used in operating activities	(235,145)	(10,197)

Cash flows from financing activities:
(Repayment to) / advance from related parties	(24,419)	18,899
Net cash (used in) / provided by financing activities	(24,419)	18,899

Net (decrease) / increase in cash and cash equivalents	(259,564)	8,702
Effect of exchange rate changes	-	(8,383)
Cash and cash equivalents, beginning of period	263,147	1,554
Cash and cash equivalents, end of period	3,583	1,873

See notes to unaudited condensed consolidated financial statements.

SHARING ECONOMY INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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

NOTE 2 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company reported a loss of $179,777 for the six months ended June 30, 2026 and suffered from the accumulated deficit of $55,714,923 at that date. The net cash used in operations was approximately $235,145 for the six months ended June 30, 2026. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for twelve months from the date of this report. The Company may seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from bank loans, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations.

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2026 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2026 or for any future period.

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

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains with various financial institutions mainly in Hong Kong. At June 30, 2026 and December 31, 2025, cash balances held in banks in Hong Kong of $3,583 and $263,147, respectively, are insured.

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

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of June 30, 2026, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the periods ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Period-end HK$:US$ exchange rate	7.8372	7.8498
Period average HK$:US$ exchange rate	7.8238	7.8000

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company did not have any common stock equivalents or potentially dilutive common stock outstanding during the six months ended June 30, 2026 and 2025. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Loss Per Share of Common Stock (cont.)

The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended June 30,
	2026	2025
Net loss	$(82,447)	$(4,973)

Weighted average common stock outstanding – basic and diluted	1,249,709,717	1,221,737,689

Net loss per common share:
Net loss per common share – basic and diluted	$(0.00)	$(0.00)

	Six months ended June 30,
	2026	2025
Net loss	$(179,777)	$(10,197)

Weighted average common stock outstanding – basic and diluted	1,249,709,717	1,221,737,689

Net loss per common share:
Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the six months ended June 30, 2026 and 2025 included net loss and unrealized loss from foreign currency translation adjustments.

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

Commitments and contingencies (cont.)

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

 As of June 30, 2026 and December 31, 2025, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures intended to enhance transparency and decision usefulness of income tax disclosures. This guidance is effective for public entities for annual periods beginning after December 15, 2024 and for annual periods beginning after December 15, 2025 for all other entities, and the guidance should be applied prospectively. The Company is permitted to early adopt and can choose to apply the guidance retrospectively. When adopted, The Company expects the guidance to have an impact on disclosures only and to not have a material effect on our financial position or results of operations. The Company is still considering if the Group will apply the standard prospectively or retrospectively.

In November 2023, the FASB issued Accounting Standards Updates (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures intended to improve reportable segment disclosures and to enhance disclosures about significant reportable segment expenses. This guidance is effective for public entities fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is required to be applied retrospectively to all prior periods presented. Because the amendments do not change the methodology for the identification of operating segments, the aggregation of those operating segments or the application of the quantitative thresholds to determine reportable segments, the Company does not expect the guidance to have a material effect on its financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and No. 2025-01, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

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

Iliad Note (cont.)

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

At June 30, 2026, the principal balance of Iliad Note was fully repaid by the conversion to the Company’s common stock. The Company accrued interest on this Iliad Note was $651,530 as at June 30, 2026, which was not paid or settled with the Investor.

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

During the three months ended June 30, 2026, the Company converted an aggregate of $20,000 outstanding principal of the 1180 Note into 27,972,028 shares of its common stock.

As at June 30, 2026, the Company had the outstanding principal balance of $1,500 and accrued interest of $3,039 under the 1800 Note.

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

Pyram (cont.)

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

The Company is currently in default under Pyram Note with the outstanding balance of $1,010,275, as at June 30, 2026. At the date of filing, both parties have not reached into the mutual agreement and no interest accrued during the period.

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

As at June 30, 2026, the Company had the outstanding principal balance of $400,000 and accrued interest of $13,348 under the Light Across Note.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock Series A, with a par value of $0.001 per share.

As of June 30, 2026 and December 31, 2025, the Company had 3,189,600 and 3,189,600 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 7,450,000,000 shares of common stock with a par value of $0.001 per share.

As of June 30, 2026 and December 31, 2025, the Company had 1,249,709,717 and 1,221,737,689 shares of common stock issued and outstanding, respectively.

NOTE 6 – SEGMENT INFORMATION

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

Legal proceedings:

The Company is currently respondent in administrative deregistration proceedings, Admin. Proc. File No. 3-22248, before the Securities and Exchange Commission (the “SEC”), pursuant to which the Division of Enforcement of the SEC seeks to revoke the registration of the Company as a “reporting issuer” under the Securities Exchange Act of 1934, as amended. On June 17, 2026, the SEC issued a Supplemental Briefing Order (the “Supplemental Briefing Order”, stating, “Since briefing on the Division’s motion concluded, it appears that Respondent [Sharing Economy International Inc.] has filed a number of delinquent periodic reports. Given these filings, the Commission would benefit from further briefing on whether revocation is necessary and appropriate for the protection of investors.” The Divion of Enforcement has filed its brief, and the Company has filed the response, and the Division of Enforcement filed its reply to our response on August 4, 2026.”

NOTE 8 – SUBSEQUENT EVENTS

On August 2, 2026, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Light Across, Inc., a Delaware corporation (“Light Across”), and the holders of common shares of Light Across. The holders of the common stock of Light Across consisted of 16 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 4,998,838,436 shares of common stock in consideration for all the issued and outstanding shares in Light Across.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Sharing Economy International Inc., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2025 audited financial statements and related notes included in the Company’s Form 10-K (File No. 001-34591; the “Form 10-K”), as filed with the Securities and Exchange Commission on May 8, 2026. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on July 25, 2012, and established a fiscal year end of December 31.

Going Concern

Material hurdles remain before we can significantly increase sales of our products and services. We must complete the design and development of our technology platform and establish relationships with third parties for the manufacture or supply of electric vehicles, charging infrastructure, and related maintenance services.

We currently estimate that approximately $1.5 million of additional capital will be required to complete these activities, which we expect could take approximately 12 months, subject to the availability of sufficient funding and other factors. We expect to fund these activities through a combination of revenues generated from our services and additional equity financing, including potential sales of our common stock.

We currently have no committed financing arrangements, and there can be no assurance that we will be able to obtain sufficient financing on acceptable terms, or at all. Any equity financing could result in substantial dilution to our existing shareholders. If we are unable to obtain sufficient financing, we may be required to delay, reduce, or modify our planned development and expansion activities, which could materially adversely affect our business, financial condition, and results of operations.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Basic Earnings (loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Chinese Renminbi or Australian Dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss).

Fair Value of Financial Instruments

The carrying amount of cash and current liabilities approximates fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Start-Up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses.

Property and Equipment

Property and equipment are stated at cost. Major repairs and betterments are capitalized and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PLAN OF OPERATION

We are an early-stage corporation and have generated revenues of $0 and $0, respectively, during the six-month periods ended June 30, 2026 and 2025. Accordingly, our plan of operation for the 12 months following the filing of this Quarterly Report on Form 10-Q is make sales of our products.

The Company believes it can satisfy its cash requirements through the fiscal year end of December 31, 2026, from its cash of $3,583 as of June 30, 2026. As of June 30, 2026, we had a working capital balance of $13,899,672.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2026, as compared to Three and Six Months Ended March 31, 2025:

We recorded sales revenues of $0 and $0, respectively, during the six months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026 and 2025, general and administrative expenses were $76,464 and $4,968, respectively.

For the six months ended June 30, 2026 and 2025, general and administrative expenses were $166,419 and $10,192, respectively.

We recorded net losses of $82,447 and $4,973, respectively, during the three months ended June 30, 2026 and 2025.

We recorded net losses of $179,777 and $10,197, respectively, during the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

At June 30, 2026, we had a cash balance of $3,583, and total current liabilities of $2,791,379, consisting primarily of accounts payable and accrued expenses and a convertible note payable, net of unamortized debt discount. Our working capital balance at June 30, 2026, was $13,899,672. We have sufficient cash on hand to fund our ongoing operational expenses through December 31, 2026.

Material hurdles remain before we can significantly increase sales of our products and services. We must complete the design and development of our technology platform and establish relationships with third parties for the manufacture or supply of electric vehicles, charging infrastructure, and related maintenance services.

We currently estimate that approximately $1.5 million of additional capital will be required to complete these activities, which we expect could take approximately 12 months, subject to the availability of sufficient funding and other factors. We expect to fund these activities through a combination of revenues generated from our services and additional equity financing, including potential sales of our common stock.

We currently have no committed financing arrangements, and there can be no assurance that we will be able to obtain sufficient financing on acceptable terms, or at all. Any equity financing could result in substantial dilution to our existing shareholders. If we are unable to obtain sufficient financing, we may be required to delay, reduce, or modify our planned development and expansion activities, which could materially adversely affect our business, financial condition, and results of operations.

At June 30, 2026, our total assets were $16,691,051, consisting of cash of $3,583, and pre-paid expenses of $5,351.

At June 30, 2026, our total liabilities were $2,791,379 and stockholders’ equity was $13,899,672.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operations was $(235,145) and $(10,197) for the six months ended June 30, 2026 and 2025, respectively.

Cash Flows from Financing Activities

Net cash flows (used in) provided by financing activities was $(24,419) and $18,889, for the six months ended June 30, 2026 and 2025, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended June 30, 2026.

Subsequent Events

On August 2, 2026, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Light Across, Inc., a Delaware corporation (“Light Across”), and the holders of common shares of Light Across. The holders of the common stock of Light Across consisted of 16 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 4,998,838,436 shares of common stock in consideration for all the issued and outstanding shares in Light Across.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits required by Item 601 of Regulation SK.

Number	Description
2.1

Share Exchange Agreement, dated August 2, 2026, by and among Sharing Economy International Inc., Light Across, Inc., a Delaware corporation (“Light Across”), and the holders of common stock of Light Across.

3.1.1	Articles of Incorporation.
3.1.2	Certificate of Change, dated February 24, 2017.
3.1.3	Certificate of Designation for Series A Preferred Stock, dated September 7, 2018.
3.1.4	Certificate of Amendment to Articles of Incorporation, dated January 8, 2018.
3.1.5	Certificate of Amendment to Articles of Incorporation, dated January 31, 2020.
3.2	Bylaws.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARING ECONOMY INTERNATIONAL INC.

Date: August 14, 2026	By:	/s/ Ximing Huang
	Name:	Ximing Huang
	Title:	Chief Executive Officer (principal executive officer)

Date: August 14, 2026	By:	/s/ Johnny Chen
	Name:	Johnny Chen
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

